Form 10-Q
period 2006-06-30
Monarch Financial Holdings, Inc.
filed 2006-08-10
CIK 1364856

UNITED STATES

FEDERAL RESERVE BOARD OF GOVERNORS

Washington, DC 20551

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: June 30, 2006

OR

☐	TRANSITION REPORT UNDER SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52032

MONARCH FINANCIAL HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Virginia	54-1896433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1101 Executive Drive, Chesapeake, Virginia	23320
(Address of principal executive offices)	(Zip Code)

(757) 389-5112

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Number of shares of common stock of registrant outstanding at August 8, 2006: 3,990,548

MONARCH FINANCIAL HOLDINGS, INC.

FORM 10-Q

JUNE 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

Monarch Financial Holdings, Inc. and Subsidiaries

	Unaudited June 30, 2006	Audited December 31, 2005
ASSETS:
Cash and cash equivalents:
Cash and due from banks	$9,486,777	$10,458,253
Interest bearing bank balances	20,256,899	2,669,852
Federal funds sold	1,060,062	2,147,569

Total cash and cash equivalents	30,803,738	15,275,674
Investment securities held-to-maturity, at cost	23,057,504	22,088,894
Investment securities available-for-sale, at fair value	13,382,205	14,309,928
Mortgages held for sale	5,073,023	4,253,542

Loans:
Loans, net of unearned income	292,756,187	263,266,420
Less: allowance for loan losses	(2,949,000)	(2,685,000)

Loans, net	289,807,187	260,581,420
Interest receivable	1,410,038	1,206,998
Property and equipment, net	3,741,732	3,375,084
Restricted equity securities	2,888,900	2,327,750
Bank owned life insurance	6,174,550	6,056,548
Other assets	2,110,506	1,698,207

Total assets	$378,449,383	$331,174,045

LIABILITIES:
Deposits:
Noninterest-bearing	$64,447,821	$55,502,545
Interest-bearing	252,854,364	217,570,559

Total deposits	317,302,185	273,073,104
Borrowings:
Federal funds purchased	—	1,000
Federal Home Loan Bank advances	28,925,072	26,975,025

Total borrowings	28,925,072	26,976,025
Other liabilities	791,046	1,323,165

Total liabilities	347,018,303	301,372,294

STOCKHOLDERS’ EQUITY:
Preferred stock, $5 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $5 par value, 20,000,000 shares authorized, issued and outstanding 3,940,679 and 3,936,742 shares, respectively	19,703,395	19,683,710
Additional paid-in capital	9,691,867	9,678,755
Accumulated earnings	2,292,381	635,079
Accumulated other comprehensive loss	(256,563)	(195,793)

Total stockholders’ equity	31,431,080	29,801,751

Total liabilities and stockholders’ equity	$378,449,383	$331,174,045

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

Monarch Financial Holdings, Inc. and Subsidiaries

Unaudited

	3 Months Ended June 30,		6 Months Ended June 30,
	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$5,668,172	$3,280,109	$10,707,258	$6,195,751
Interest on investment securities
Taxable	182,719	156,016	360,080	298,213
Nontaxable	—	—	—	1,765
Interest on federal funds sold	66,268	7,362	89,288	12,872
Dividends on equity securities	17,573	22,793	45,668	38,268
Other interest income	68,221	3,895	134,150	5,647

Total interest income	6,002,953	3,470,175	11,336,444	6,552,516

Interest expense:
Interest on deposits	2,389,931	1,018,288	4,432,948	1,900,966
Interest on borrowings	128,268	148,062	253,736	276,369

Total interest expense	2,518,199	1,166,350	4,686,684	2,177,335

Net interest income	3,484,754	2,303,825	6,649,760	4,375,181

Provision for loan losses	178,887	226,500	275,144	399,500

Net interest income after provision for loan losses	3,305,867	2,077,325	6,374,616	3,975,681

Noninterest income:
Mortgage banking income	541,325	510,002	1,174,223	956,803
Service charges and fees	218,412	198,610	420,845	370,748
Loss on sale of investment securities	—	—	—	(10,841)
Other	87,927	21,185	159,033	40,846

Total noninterest income	847,664	729,797	1,754,101	1,357,556

Noninterest expenses:
Salaries and employee benefits	1,699,047	1,296,175	3,331,472	2,450,221
Occupancy expenses	226,164	154,612	458,013	299,952
Furniture and equipment expenses	133,351	92,308	256,074	185,443
Data processing services	126,233	113,482	257,265	225,426
Loan origination expenses	118,792	99,098	238,904	144,118
Advertising and marketing expenses	88,387	45,073	190,683	95,588
Professional fees	65,643	32,623	112,702	63,192
Virginia franchise tax	66,000	45,000	129,700	90,000
Stationery and supplies	68,752	39,293	131,873	77,589
Other	293,177	274,786	556,256	524,532

Total noninterest expenses	2,885,546	2,192,450	5,662,942	4,156,061

Net income before income taxes	1,267,985	614,672	2,465,775	1,177,176

Income tax expense	(418,107)	(211,021)	(808,473)	(401,671)

Net income	$849,878	$403,651	$1,657,302	$775,505

Basic net income per share	$0.22	$0.11	$0.42	$0.23

Diluted net income per share	0.20	0.11	0.40	0.22

The accompanying notes are an integral part of these consolidated financial statements.

Item 1. Financial Statements (Continued)

Consolidated Statements of Changes in Shareholders’ Equity

Monarch Financial Holdings, Inc. and Subsidiaries

Unaudited

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance - December 31, 2004	3,299,010	$16,495,050	$3,976,924	$784,340	$(147,565)	$21,108,749

Net income for six months ended June 30, 2005	—	—	—	775,505	—	775,505

Unrealized gain on available for sale securities, net of income taxes	—	—	—	—	42,820	42,820

Total comprehensive income						818,325

Stock options exercised	9,474	47,370	22,144	—	—	69,514

Proceeds from stock offering, net of issuance costs	618,750	3,093,750	3,411,803	—	—	6,505,553

Balance - June 30, 2005	3,927,234	$19,636,170	$7,410,871	$1,559,845	$(104,745)	$28,502,141

Balance - December 31, 2005	3,936,742	$19,683,710	$9,678,755	$635,079	$(195,793)	$29,801,751

Net income for six months ended June 30, 2006	—	—	—	1,657,302	—	1,657,302

Unrealized loss on available for sale securities, net of income taxes	—	—	—	—	(60,770)	(60,770)

Total comprehensive income						1,596,532

Stock options exercised	3,937	19,685	13,112	—	—	32,797

Balance - June 30, 2006	3,940,679	$19,703,395	$9,691,867	$2,292,381	$(256,563)	$31,431,080

The accompanying notes are an integral part of these consolidated financial statements.

Item 1. Financial Statements (Continued)

Consolidated Statements of Cash Flows

Monarch Financial Holdings, Inc. and Subsidiaries

Unaudited

	6 Months Ended June 30,
	2006	2005
Operating activities:
Net income	$1,657,302	$775,505
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	275,144	399,500
Provision for depreciation	292,359	209,810
Accretion of discounts and amortization of premiums, net	(2,692)	60,296
Deferral of loan costs, net of deferred fees	100,117	(29,905)
Net loss on disposition of investment securities	—	10,841
Changes in:
Mortgage loans held for sale	(819,481)	1,019,110
Interest receivable	(203,040)	(253,777)
Other assets	(498,995)	(563,356)
Other liabilities	(532,119)	398,234

Net cash provided from operating activities	268,595	2,026,258

Investing activities:
Purchases of held-to-maturity securities	(45,933,474)	(600,000)
Purchases of available-for-sale securities	(300,882)	(19,993,125)
Proceeds from sales and maturities of available-for-sale securities	1,104,085	26,592,405
Proceeds from maturities of held-to-maturity securities	45,000,000	—
Loan originations, net of principal repayments	(29,601,028)	(41,373,775)
Purchases of premises and equipment	(659,007)	(216,065)
Sale of restricted equity securities, net of redemptions	(561,150)	(158,695)

Net cash used by investing activities	(30,951,456)	(35,749,255)

Financing activities:
Net increase in noninterest-bearing deposits	8,945,276	19,588,069
Net increase in interest-bearing deposits	35,283,805	11,254,405
Net decrease in federal funds purchased	(1,000)	(2,062,000)
FHLB advances, net of repayments	1,950,047	1,000,000
Proceeds from issuance of common stock, net of issuance costs	32,797	6,575,067

Net cash from financing activities	46,210,925	36,355,541

INCREASE IN CASH AND CASH EQUIVALENTS	15,528,064	2,632,544

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,275,674	5,228,798

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,803,738	$7,861,342

SUPPLEMENTAL SCHEDULES AND CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and other borrowings	$4,618,993	$2,156,885
Income taxes	$1,739,266	$574,931

The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly Monarch Financial Holdings, Inc.’s financial position as of June 30, 2006; the consolidated statements of income for the six and three months ended June 30, 2006 and 2005; the consolidated statements of changes in shareholders’ equity for the six months ended June 30, 2006 and 2005; and the consolidated statements of cash flows for the six months ended June 30, 2006 and 2005. These financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. The financial statements include the accounts of Monarch Financial Holdings, Inc. and its subsidiaries, and all significant intercompany accounts and transactions have been eliminated. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

NOTE 2. GENERAL

Monarch Financial Holdings, Inc. (“Monarch” or the “Company”) is a Virginia chartered Company that offers a full range of banking services, primarily to individuals and businesses in the Hampton Roads area of Virginia. On June 1, 2006, the Company completed a reorganization plan, under the laws of the Commonwealth of Virginia, in which the Company would become a wholly-owned subsidiary of Monarch Financial Holdings, Inc. In addition, the number of authorized common stock shares increased to 20,000,000 and the shareholders of the Company became shareholders of the Corporation in a stock-for-stock conversion. Monarch Bank was incorporated in Virginia on May 1, 1998, and commenced operations as a commercial bank on April 14, 1999, at its main office in the Greenbrier area in Chesapeake. In addition to its main office, Monarch has six other banking offices – in the Great Bridge area in Chesapeake, the Lynnhaven area in Virginia Beach, the Town Center area in Virginia Beach, the Oceanfront area in Virginia Beach, the Ghent area in Norfolk, and in downtown Norfolk.

In June 2000, Monarch formed a subsidiary mortgage company, Monarch Home Funding, LLC, (“MHF”) to provide permanent residential mortgage loans. MHF began operations as a mortgage broker in September 2000, originating conventional, FHA and VA residential loans. On April 1, 2003, the Company increased its ownership interest from 51% to 90% in MHF by purchasing interests from its partners. In the third quarter of 2003, MHF became a mortgage lender. As a mortgage lender, MHF can underwrite mortgage loans for its customers, providing additional mortgage related products and services with much more efficiency. MHF originates conventional, FHA and VA residential loans and offers a construction-permanent loan program. On April 1, 2004, Monarch purchased the remaining interest in MHF from its partners, to increase its ownership to 100%. MHF has two offices - one in Chesapeake and one in Norfolk.

In August 2001, the Company formed Monarch Investments, LLC, for the purpose of selling annuities and investment securities and services. The Company owns a 100% interest in Monarch Investments, LLC. The Company has invested in the formation of Bankers Investments Group, LLC, the parent company of BI Investments, LLC, a registered brokerage firm and investment advisor. BI Investments, LLC, sells non-deposit investment products in various community banks in Virginia, which are partners in Bankers Investments Group, LLC, with the Virginia Bankers Association Management Services Division.

In January 2003, the Company purchased a partial ownership interest in Bankers Insurance, LLC. Owned by over 50 community banks, Bankers Insurance is a full service property/casualty and life/health agency that ranks as one of the largest agencies in Virginia. Bankers Insurance provides insurance to Monarch Financial Holdings, Inc. customers and to the general public.

In February 2004, the Company formed Monarch Capital, LLC, for the purpose of engaging in the commercial real estate brokerage business. The Company owns a 100% interest in Monarch Capital, LLC.

In November 2004, the Company invested in a partial ownership interest in Bankers Title of Hampton Roads, LLC. Owned by 7 community banks, Bankers Title is a full service title insurance agency. Bankers Title provides title insurance products and services to Monarch Financial Holdings, Inc., Monarch Home Funding customers and to the general public.

NOTE 3. - EARNINGS PER SHARE (“EPS”)

Basic earnings per share (EPS) excludes dilution, and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	3 months ended June 30,		6 months ended June 30,
	2006	2005	2006	2005
Net income (numerator, basic and diluted)	$849,878	$403,651	$1,657,302	$775,505
Weighted average shares outstanding (denominator)	3,939,867	3,513,177	3,939,088	3,408,133

Income per common share - basic	$0.22	$0.11	$0.42	$0.23

Weighted average shares - diluted (denominator)	4,222,261	3,652,438	4,194,102	3,547,961

Income per common share - diluted	$0.20	$0.11	$0.40	$0.22

The dilutive effect of stock options is 282,394 and 139,261 shares for the three months ended June 30, 2006 and 2005, respectively and 255,014 and 139,828 shares for the six months ended June 30, 2006 and 2005, respectively.

NOTE 4 – COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The only component of other comprehensive income consists of unrealized gains and losses on available-for-sale securities. The Company accounts for comprehensive income in accordance with FASB Statement No. 130, Reporting Comprehensive Income. The following is a detail of comprehensive income for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Income	$849,878	$403,651	$1,657,302	$775,505
Change in unrealized gains (losses) on securities available-for-sale, net of tax expense	(10,755)	167,785	(60,770)	42,820

Total comprehensive income	$839,123	$571,436	$1,596,532	$818,325

Unrealized holding (losses) gains during the period	$(16,295)	$254,220	$(92,076)	$75,720
Less reclassification adjustment for losses included in income	—	—	—	10,841

Total other comprehensive (loss) income before	(16,295)	254,220	(92,076)	64,879
income tax expense
Income tax benefit (expense)	5,540	(86,435)	31,306	(22,059)

Net unrealized (losses) gains	$(10,755)	$167,785	$(60,770)	$42,820

NOTE 5. STOCK-BASED COMPENSATION

As of June 30, 2006, the Company had a stock-based compensation plan. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. On January 1, 2006, the Company adopted FAS Statement No. 123R “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. No stock-based compensation has been issued since the adoption of FAS 123R.

NOTE 6. SEGMENT REPORTING

Reportable segments include community banking and mortgage banking services. Community banking involves making loans to and generating deposits from individuals and businesses in the markets where the Company has offices. Mortgage banking originates residential loans and subsequently sells them to investors. The mortgage banking segment is a strategic business unit that offers different products and services. It is managed separately because the segment appeals to different markets and, accordingly, requires different technology and marketing strategies. The segment’s most significant revenue and expense is noninterest income and noninterest expense, respectively. The Company does not have other reportable operating segments. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market based. The assets and liabilities and operating results of the Company’s other wholly owned subsidiary, Monarch Capital, LLC, is included in the mortgage banking segment. Monarch Capital, LLC, provides commercial mortgage brokerage services.

Segment information for the three and six months ended June 30, 2006 and 2005 is shown in the following table. The “Other” category includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

	Community Banking	Mortgage Banking	Intersegment Eliminations	Total
Three Months Ended June 30, 2006
Net interest income after provision for loan losses	$3,354,096	$(48,229)	$—	$3,305,867
Noninterest income	358,661	541,325	(52,322)	847,664
Noninterest expense	(2,455,772)	(473,274)	43,500	(2,885,546)

Net income before income taxes and minority interests	$1,256,985	$19,822	$(8,822)	$1,267,985

Three Months Ended June 30, 2005
Net interest income after provision for loan losses	$2,107,757	$(30,432)	$—	$2,077,325
Noninterest income	295,200	510,002	(75,405)	729,797
Noninterest expense	(1,788,284)	(417,666)	13,500	(2,192,450)

Net income before income taxes and minority interests	$614,673	$61,904	$(61,905)	$614,672

Six Months Ended June 30, 2006
Net interest income after provision for loan losses	$6,473,351	$(98,735)	$—	$6,374,616
Noninterest income	757,183	1,174,223	(177,305)	1,754,101
Noninterest expense	(4,780,259)	(969,683)	87,000	(5,662,942)

Net income before income taxes and minority interests	$2,450,275	$105,805	$(90,305)	$2,465,775

Six Months Ended June 30, 2005
Net interest income after provision for loan losses	$4,031,982	$(56,301)	$—	$3,975,681
Noninterest income	556,718	956,803	(155,965)	1,357,556
Noninterest expense	(3,411,524)	(771,537)	27,000	(4,156,061)

Net income before income taxes and minority interests	$1,177,176	$128,965	$(128,965)	$1,177,176

Segment Assets
2006	$379,034,686	$5,922,883	$(6,508,186)	$378,449,383
2005	$264,952,629	$3,932,719	$(4,455,746)	$264,429,602

NOTE 7. SUBSEQUENT EVENT

In July 2006 the Company issued $10 million in Trust Preferred Securities.

CRITICAL ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies is set forth in Note 2 to the Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K.

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred.

A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset or relieving a liability. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

The financial statements and related data presented herein were prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in relative purchasing power of money over time due to inflation. The effect of changing prices on financial institutions is typically different from other industries as the Company’s assets and liabilities are monetary in nature. Interest rates are significantly impacted by inflation, but neither the timing nor the magnitude of the changes are directly related to price level indices.

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 156, (“SFAS No. 156) “Accounting for Servicing of Financial Assets amendment of FASB Statement 140”. SFAS No. 156 amends Statement 140 with respect to separately recognized servicing assets and liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method. Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing. Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs.

Adoption of SFAS 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim statements. The Company does not expect the adoption of SFAS No. 156 at the beginning of 2007 to have a material impact.

In May 2005, the FASB issued Statement No. 154, (“SFAS No. 154”) “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not affect the Company’s financial statements.

ITEM 2.

MONARCH FINANCIAL HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The purpose of this discussion is to focus on important factors affecting the Company’s financial condition and results of operations. The discussion and analysis should be read in conjunction with the Consolidated Financial Statements, and supplemental financial data.

This report contains forward-looking statements with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Company and on information available at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected include the following:

•	General economic conditions may deteriorate and negatively impact the ability of borrowers to repay loans and depositors to maintain balances.

•	Changes in interest rates could reduce income.

•	Competitive pressures among financial institutions may increase.

•	The businesses that the Company is engaged in may be adversely affected by legislative or regulatory changes, including changes in accounting standards.

•	New products developed or new methods of delivering products could result in a reduction in business and income for the Company.

•	Adverse changes may occur in the securities market.

A summary of the Company’s significant risk factors is set forth in Note 1A in the Company’s 2005 Form 10-K.

Earnings Summary

Monarch Financial Holdings, Inc. reported net income of $1,657,302 for the six-month period ending June 30, 2006, compared to $775,505 for the same period in 2005, an increase of $881,797, or 113.7%. Net interest income increased 52.0% or $2,274,579, to $6,649,760, during the first half of 2006, when compared to 2005. Noninterest income increased $396,545 or 29.2% and noninterest expenses increased $1,506,881 or 36.3%. Basic and diluted earnings per share of common stock were $0.42 and $0.40 for the first six months of 2006 and $0.23 and $0.22 for 2005.

Net income improved $446,227 to $849,878 for the three-month period ended June 30, 2006, a 110.5% increase over the prior year. Net interest income for the second quarter of 2006 was $3,484,754, an increase of $1,180,929, or 51.3% over the 2005 total of $2,303,825. Noninterest income increased 16.2% to $847,664 and noninterest expense increase 31.6% to $2,885,546 during the second quarter ended June 30, 2006, compared to the same period in 2005. Basic and diluted earnings per share of common stock for the second quarter of 2006 were $0.22 and $0.20, respectively, compared to $0.11 and $0.11 for the same period in 2005. The second quarter of 2006 was the Company’s twenty-fourth consecutive profitable quarter and the most profitable quarter to-date.

For the six and three months ended June 30, 2006, profitability as measured by Monarch’s annualized return on average assets (ROA) was 1.02% and 1.01%, respectively, compared to 0.68% and 0.68% for the same periods in 2005. Another measure of the Company’s profitability, the annualized return on average equity (ROE) increased to 10.87% year-to-date and 10.94% for the second quarter of 2006 compared to 6.80% and 6.73%, respectively, for 2005.

Net Interest Income

Net interest income represents a principal source of earnings for the Company. In 2006 increases in net interest income are attributable to the overall growth of the Company, coupled with rising rates on higher average outstanding balances and increases in the net interest margin. The Federal Reserve Bank’s Open Market Committee has been steadily increasing short-term interest rates since June 2004. These increases resulted in a Federal Funds rate of 5.25% at June 30, 2006 as compared to 3.25% at June 30, 2005. The increase in the Federal funds target rate raised the Wall Street Journal Prime Rate to 8.25% at June 30, 2006 versus 6.25% at June 30, 2005. A majority of the Company’s loans use the Wall Street Journal Prime Rate as their rate index, and increases in this rate increase interest income.

Net interest income was $6,649,760 for the first six months of 2006, a 52.0%, or a $2,274,579 increase over the first six months of 2005. Total interest and fees on loans increased by $4,511,507, or 72.8% to $10,707,258, for the first six months compared to $6,195,751 in 2005. Interest on investment securities increased $60,102 or 20.0% for the first six months of 2006 compared to 2005. Interest on federal funds sold increased $76,416 to $89,288 in the first six months of 2006 compared to 2005. Other income, which is interest on interest bearing bank accounts increased $128,503 to $134,150 due to higher balances coupled with higher rates. The Company has utilized both areas for short-term excess funds placement with the aim of getting the most competitive overnight rate for investing of excess funds. Dividends on restricted equity securities totaled $45,668 for the first six months of 2006 compared to $38,268 in 2005 as a result of increases in yields and higher balances of stock in the Federal Reserve and the Federal Home Loan Bank of Atlanta.

Net interest income for the second quarter of 2006 was $3,484,754 compared to $2,303,825 for the same period in 2005. Total interest and fees on loans increased 72.8% to $5,668,172 in second quarter of 2006 compared to $3,280,109 in 2005. Interest on investment securities increased 17.1% for the quarter to $182,719. Interest on federal funds sold was $66,268 for the second quarter of 2006 compared to $7,362 and other income increased to $68,221 compared to $3,895 for the same period in 2005. Dividends on restricted equity securities were $17,573 compared to $22,793 for the second quarter ended June 30, 2006 and 2005, respectively.

Interest expense on deposits increased $2,531,982, or 133.2% for the first six months and $1,371,643, or 134.7% for the second quarter of 2006 compared to 2005. The increase in deposit expense is due to the increase in average deposits, arising from the overall growth of the Company and an increase in the overall rates paid on deposits. The high deposit growth has resulted in generally lower borrowing needs and interest expense on borrowings decreased 8.2% or $22,633 year-to-date and 13.4% or $19,794 for the second quarter of 2006 compared to 2005.

Average Balances, Income and Expenses, Yields and Rates

The net interest spread on a tax-equivalent basis for first half of 2006 increased 11 basis points to 3.52% when compared to 3.42% for the same period in 2005. The yield on earning assets increased to 7.39% in 2006 compared to 6.02% for the first six months of 2005, while the cost of interest bearing liabilities was 3.87% and 2.60%, respectively, for the same period. This resulted in the improved interest rate spread and net interest margin. The net interest margin for the first six months of 2006 was 4.38% compared to 4.01% for the same period in 2005. The net interest margin was at its highest level since 2001.

Bank Owned Life Insurance (BOLI) has been included in interest earning assets. The Company purchased $6,000,000 in BOLI during the fourth quarter of 2005. The income on BOLI is not subject to Federal Income tax, giving it a tax-effective yield of 5.9%.

The following table sets forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and the related income, expense and corresponding weighted average yields and costs.

AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

	For Periods Ended June 30,
	2006			2005
	Average Balance	Income/ Expense	Yield Rate(1)	Average Balance	Income/ Expense	Yield Rate(1)
ASSETS
Securities, at amortized cost
Taxable	$17,891,231	$360,081	4.06%	$18,257,027	$298,213	3.30%
Tax-exempt (2)	—	—	—	208,306	2,674	2.60%

Total securities	17,891,231	360,081	4.06%	18,465,333	300,887	3.29%
Loans, net	278,495,206	10,707,258	7.75%	198,370,490	6,195,751	6.30%
Federal funds sold	3,788,681	89,288	4.75%	907,184	12,872	2.87%
Dividend-earning restricted equity securities	1,904,091	45,668	4.84%	1,806,626	38,268	4.28%
Deposits in other banks	5,938,125	134,149	4.56%	410,210	5,647	2.78%
Bank owned life insurance (2)	6,110,737	178,791	5.90%	—	—	0.00%

Total earning assets	314,128,071	11,515,235	7.39%	219,959,843	6,553,425	6.02%

Less: Allowance for loan losses	(2,782,298)			(1,950,896)
Total nonearning assets	15,133,052			11,179,792

Total assets	$326,478,825			$229,188,739

LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$10,391,318	$10,531	0.20%	$10,030,365	$12,874	0.26%
Regular savings	8,601,863	27,287	0.64%	15,207,029	51,716	0.69%
Money market savings	142,249,304	2,981,353	4.23%	46,792,717	572,590	2.47%
Certificates of deposit
$100,000 and over	26,988,469	570,180	4.26%	34,448,483	557,995	3.27%
Under $100,000	43,168,044	843,598	3.94%	43,386,634	705,791	3.28%

Total interest-bearing deposits	231,398,998	4,432,949	3.86%	149,865,228	1,900,966	2.56%
Borrowings	12,813,933	253,736	3.99%	18,868,813	276,368	2.95%

Total interest-bearing liabilities	244,212,931	$4,686,685	3.87%	168,734,041	$2,177,334	2.60%
Noninterest-bearing liabilities
Demand deposits	49,892,548			37,049,715
Other noninterest-bearing liabilities	1,632,145			396,639

Total liabilities	295,737,624			206,180,395
Shareholders’ equity	30,741,201			23,008,344

Total liabilities and stockholders’ equity	$326,478,825			$229,188,739

Net interest income (2)		$6,828,550			$4,376,091

Interest rate spread (2)(3)			3.52%			3.42%

Net interest margin (2)(4)			4.38%			4.01%

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a $60,790 adjustment for 2006 and a $909 adjustment for 2005.
(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.
(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

Noninterest Income

Total noninterest income, including security gains and losses, increased by $396,545 or 29.2%, to $1,754,101 compared to $1,357,556 during the first six month period ending June 30, 2006 compared to 2005. For the quarter ending June 30, 2006, noninterest income increased 16.2% to 847,664 compared to $729,797 in 2005. Gross mortgage banking income from the Company’s mortgage subsidiaries, Monarch Home Funding, LLC, and Monarch Capital, LLC, contributed $217,420, or 54.8% of the six month increase and $31,323, or 26.6% of the increase for the quarter. As evidenced by the declining contribution, the mortgage market has been impacted by the softening of the new and existing home sale market in the Company’s primary trade area, with increases in mortgage interest rates late in 2005 and into 2006. A more competitive environment has emerged that requires more competitive pricing.

Service charges and fees on deposit accounts totaled $420,845 for the first six months of 2006, which represents a 13.5% increase over the same period in 2005. Second quarter service charges and fees on deposits increased 10.0% to $218,412 when compared to 2005. Although service charges and fees continue to grow, quarter-to-quarter comparison indicates that services charges have increased 7.9% in 2006 compared to 15.4% in 2005. The primary components in this increase were deposit account growth and ATM transaction fees. The Company has an agreement with a third-party vendor to brand ATMs in Food Lion grocery stores in southeast Virginia and northeast North Carolina. This relationship plus the Company’s 7 office ATMs, creates a network that now includes 49 active ATMs. In return for supplying the cash for the machines and paying the machines’ cash servicing fees, the Company receives a portion of the transaction surcharge and the Company’s customers can withdraw cash from the machines without a fee or transaction surcharge. A portion of the ATM fee increase was also due to fees generated at the Company’s 7 ATMs located at the banking center sites.

Other noninterest income increased $118,187, to $159,033 in the first six months of 2006 compared to $40,846 for the same period in 2005. Second quarter 2006 growth was $66,742 to $87,927 or 315.0% compared to $21,185 in 2005. The source of this growth was income from Bank Owned Life Insurance (BOLI). The Company purchased $6.0 million in BOLI during the fourth quarter of 2005. The income from BOLI, which was $118,001 in the first six months and $59,613 for the second quarter of 2006, is not subject to tax, yielding tax-effective income of $178,789 and $90,322 for the same periods, respectively.

There were no security sales in the first half of 2006. Net losses on the sales of investment securities amounted to $10,841 in the first six months of 2005. Management took these losses in certain security positions to improve future investment portfolio yield.

Noninterest Expense

Total noninterest expenses for the first six months of 2006 were $5,662,942, an increase of $1,506,881, or 36.3%, compared to $4,156,061 for the same period in 2005. This increase is attributable to following factors: 1) an increase in salaries and employee benefits of $881,251 primarily arising from additional salaries due to two new banking offices, additional mortgage lenders, the addition of new production and support staff, and higher employee benefit costs; 2) an increase of $158,061 in occupancy expenses related to the additional offices and an operations center; 3) $95,095 in advertising expense related to the 2006 advertising campaign; and 4) $372,474 in other expenses related to the Company’s growth.

Total noninterest expenses for the second quarter of 2006 were $2,885,546, compared to $2,192,450 for the same period in 2005, an increase of $693,096, or 31.6%. Salaries and employee benefits grew $402,872, contributing 58% of the increase. The remaining increase was distributed throughout the major expense categories.

Income Taxes

The income tax provision was $808,473, year-to-date and $418,107 for the second quarter of 2006 compared to $401,671 and $211,021, respectively, for the prior year. The effective tax rate for the first half and second quarter of 2006 was 32.8% and 33.0%, respectively, compared to 34.1% and 34.3% for the same period in 2005.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Total assets increased 14.3% to $378,449,383 at June 30, 2006 when compared to assets of $331,174,045 at December 31, 2005. On an annual basis total assets increased 43.1% at June 30, 2006 when compared to assets of $264,429,602 at June 30, 2005. Total loans as of June 30, 2006 were $292.8 million, an increase of $29.5 million, or 11.2%, from $263.3 million at year-end 2005. On an annual basis total loans increased $72.5 million, or 32.9%, from $220.3 million in June 2005. Mortgages held for sale increased $819 thousand to $5.1 million, or 19.3% from $4.3 million at December 31, 2005. Investment securities were $36.4 million at both June 30, 2006 and year-end 2005. On an annual basis, investments securities increased $9.4 million, or 34.8% over June 2005. Cash and cash equivalents were $30.8 million, an increase of $15.5 million, or 101.7% from $15.3 million at December 31, 2005.

Deposits increased $44.2 million, or 16.2%, during the six months ended June 30, 2006. Noninterest-bearing demand deposit accounts increased $8.9 million to $64.4 million, a 16.1% increase over December 31, 2005. Interest-bearing deposits totaled $252.9 million at June 30, 2006, compared to $217.6 million at year-end 2005. Money market deposits continue to be a major contributor to this growth due to attractive product pricing.

Stockholders’ equity was $31.4 million at June 30, 2006, compared to $29.8 million at December 31, 2005. Components of the change in stockholders’ equity include net income of $1,657,302, increases in net unrealized losses on available-for-sale securities totaling $60,770, and exercised stock options totaling $32,797.

Asset Quality

The Company had no nonperforming assets at June 30, 2006. The Company recognized a charge-off of $13,187 in the second quarter of 2006 and year-to-date recoveries totaling $2,043. There were no nonperforming assets at December 31, 2005. Nonperforming assets traditionally consist of nonaccrual loans, loans past due 90 days or more and still accruing interest, restructured loans and other real estate owned. There were no impaired loans at June 30, 2006 and December 31, 2005. The Company continues to demand a high level of credit quality on new loans.

Allowance for Loan Losses

The allowance for loan losses is to provide for losses inherent in the loan portfolio. The Company’s Loan Committees are responsible for determining the level of the allowance for loan losses, subject to the review of the Board of Directors. Among other factors, the Committee considers on a quarterly basis the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, nonperforming credits, the Company’s loan “Watch” list, and national and local economic conditions.

While the Company believes it has sufficient allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future. The allowance for loan losses totaled $2,949,000 and $2,203,500 at June 30, 2006 and 2005, respectively. The ratio of the allowance for loan losses to total loans outstanding at June 30, 2006 and 2005 was 1.01% and 1.00%, respectively.

During the first six months of 2006 and 2005, the Company recorded $275,144 and $399,500 in provision expense, respectively. There was one charge-off totaling $13,187 in the first six months of 2006 and no charge-offs for the same period in 2005. Charge offs are charged directly to the allowance when they occur. Since it began business in 1999, the Company has had one business charge off and three consumer charge offs for an approximate total of $49,000. Recoveries during the first half of 2006 were $2,043 and $0 in 2005. The table below summarizes the activity in the allowance for loans losses for the six month periods ending June 30, 2006 and 2005.

Activity in the allowance for loan losses for the six months ended June 30, was as follows:

	2006	2005
Balance, January 1	$2,685,000	$1,804,000
Provisions charged against income	275,144	399,500
Recoveries of loans charged off	2,043	0
Loans charged off	(13,187)	0

Balance at end of period	$2,949,000	$2,203,500

The Company has developed a methodology to determine an allowance to absorb probable loan losses inherent in the portfolio based on evaluations of the potential collection of loans, historical loss experience, peer bank loss experience, delinquency trends, economic conditions, portfolio composition, and specific loss estimates for loans considered substandard or doubtful. All commercial and commercial real estate loans that exhibit probable or observed credit weaknesses are subject to individual review. If necessary, reserves would be allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral and other sources of cash flow. Any reserves for impaired loans are measured based on the present rate or fair value of the underlying collateral. The Company evaluates the potential collection of both principal and interest when assessing the need for a loss accrual. A composite allowance factor that considers the Company’s and other peer bank loss experience ratios, delinquency trends, economic conditions, and portfolio composition are applied to the total of commercial and commercial real estate loans not specifically evaluated.

Homogenous loans, such as consumer installment, home equity loans, and smaller consumer loans are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogenous pool of loans and are based on the expected net charge offs from a current trend in delinquencies, losses or historical experience and general economic conditions. The Company has no material delinquencies in these types of loans, and has not, since inception, had a trend or an indication of a trend that would guide the Company in expected material losses in these types of homogenous pools of loans. Management believes that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in the Company’s loan portfolio at June 30, 2006.

Liquidity

Management monitors and plans the Company’s liquidity position for future periods. Liquidity is provided from cash and due from banks, interest-bearing deposits in other banks, repayments from loans, increases in deposits, lines of credit from four correspondent banks and two federal agency banks and a planned structured continuous maturity of investments. Management believes that these factors provide sufficient and timely liquidity for the foreseeable future.

Management also takes into account any liquidity needs generated by off-balance sheet transactions such as commitments to extend credit, commitments to purchase securities and standby letters of credit.

The Company has a line of credit that can equal up to 40% of assets with the Federal Home Loan Bank of Atlanta (FHLB) that totaled approximately $58,642,419 with $29,692,370 available at June 30, 2006. This line is currently reduced by $5.0 million, which has been pledged as collateral for public deposits. Should the Company ever desire to increase their line of credit beyond the current 40% limit, the FHLB would allow borrowings of up to 50% of total assets once the Company meets specific eligibility requirements.

Borrowings outstanding under the FHLB line of credit were $28,925,072 at June 30, 2006 and $26,975,025 at December 31, 2005. The Company had four borrowing advances outstanding as of June 30, 2006, with the following final maturities:

Advance Amount	Expiration Date
$17,000,000	July 2006
5,000,000 5,000,000	March 2012 February 2013
1,925,072	September 2015

$28,925,072

The advance maturing in 2012 has a one time repayment option in 2007, whereby the Company can repay the borrowing. If not paid at that time the borrowing converts to a fixed-term five year borrowing at the then current rates. This borrowing floats at a rate set below 90 day Libor rates until reset date. The interest rate is currently 4.77%.

The advance maturing in 2013 is a convertible advance that matures on February 27, 2013, but has a one-time call provision on February 27, 2008. At that date, the FHLB can call the borrowing; if it does, the Company has the option of repaying the advance or refinancing at the then current rate. The interest rate is currently 2.97%.

The advance maturing in 2015 is a principal reducing credit that matures on September 28, 2015. Terms include 39 quarterly principal payments of $25k beginning December 2005, with a final payment of $1,025,500 in September 2015. The Company is utilizing this advance to match-fund several long term fixed rate loans. The interest rate for this advance is fixed at 4.96%.

The advance maturing in 2006 is a daily rate credit that matures July 3, 2006. The rate on June 30, 2006 was 5.57%. The Company uses borrowings at the end of each quarter to increase its investment securities that are not subject to taxation by the Commonwealth of Virginia. The Company is not subject to state income tax but is subject to Virginia Franchise Tax, which is calculated on its capital level, less certain deductions. One deduction is the average balances of bonds that are not subject to taxation by the Commonwealth of Virginia, primarily certain qualified U.S. Government Agency bonds. The Company has found that it can save more in taxes than it pays in interest expense. Shortly before the end of each calendar quarter, the Company purchases FHLB discount notes that mature soon after the quarter-end. The proceeds from the maturity of the discount note are used to repay the borrowings. The Company only enters into this type of agreement near the end of the quarter since that is the period used in the franchise tax calculation.

In the course of operations, due to fluctuations in loan and deposit levels, the Company occasionally finds it necessary to purchase Federal Funds on a short-term basis. The Company also has federal funds lines of credit facilities established with three other banks in the total amount of $15,000,000. At June 30, 2006 there were no outstanding balances on these lines. The Company also has access to the Federal Reserve Bank’s discount window should a liquidity crisis occur.

The Company has no material commitments or long-term debt for capital expenditures at the report date. The only long-term debt is for funding loans and is described below under Borrowings.

Off-Balance Sheet Arrangements

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions recognized as of June 30, 2006 and December 31, 2005 were a line of credit to secure public funds and commitments to extend credit and standby letters of credit issued to customers. The line of credit to secure public funds was from Federal Home Loan Bank for $5 million at June 30, 2006 and $3 million at December 31, 2005.

Commitments to extend credit, which amounted to $131.7 million at June 30, 2006 and $114.8 million at December 31, 2005, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

There were no commitments by the Company to purchase securities on June 30, 2006 or December 31, 2005.

Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At June 30, 2006 and December 31, 2005, the Company had $1,061,372 and $1,455,238 respectively, in outstanding standby letters of credit.

The Company and its subsidiary, Monarch Home Funding, LLC, have nine non-cancelable leases for premises. The original lease terms are from two to thirty years and have various renewal and option dates.

Capital Adequacy

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Management reviews the adequacy of the Company’s capital on an ongoing basis with reference to the size, composition, and quality of the Company’s resources and compliance with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses.

Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance sheet assets in relation to their perceived risk. Tier 1 capital consists of stockholders’ equity and minority interests in consolidated subsidiaries, less net unrealized gains on available-for-sale securities. Tier 2 capital, a component of total capital, consists of a portion of the allowance for loan losses, certain components of nonpermanent preferred stock and subordinated debt. Monarch’s ratios exceed regulatory requirements. As of June 30, 2006 the Company had a Tier 1 risk-based capital ratio of 9.43% and a Total risk-based capital ratio of 10.31%. At December 31, 2005 these ratios were 9.86% and 10.74%, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The effective management of market risk is essential to achieving the Company’s objectives. Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. The Company is not subject to currency exchange risk or commodity price risk.

As a financial institution, interest rate risk and its impact on net interest income is the primary market risk exposure. The Asset/Liability Management Committee (“ALCO”) is primarily responsible for establishing asset and liability strategies and for monitoring and controlling liquidity and interest rate risk. The Company evaluates interest sensitivity risk in accordance with its asset liability policies, and then formulates strategies regarding asset originations, pricing, funding sources, and off-balance sheet commitments in order to decrease sensitivity risk. These strategies are based on management’s outlook regarding future interest rate movements, the state of the regional and national economy, and other financial and business risk factors. The Company establishes prices for deposits and loans based primarily on local market conditions.

The interest sensitivity position (“gap”) is the difference between interest sensitive assets and interest sensitive liabilities in a specific time interval. The gap can be managed by repricing assets or liabilities, affected by selling securities available for sale, by replacing an asset or liability at maturity, or by adjusting the interest rate or the life of an asset or liability. Matching of assets and liabilities repricing in the same interval helps to hedge the risk and minimize the impact on interest income in periods of rising and falling interest rates.

Generally, positive gaps affect net interest margins and earnings negatively in periods of falling rates, and conversely, higher negative gaps adversely impact net interest margin and earnings in periods of rising rates as a higher volume of liabilities will reprice quicker than assets over the period for which the gap is computed.

Impacts of changing interest rates on loans and deposits are reflected in the Company’s financial statements. Management believes that the mortgage banking operations of its subsidiary, Monarch Home Funding, LLC, provide somewhat of a natural interest rate hedge, in that the Company is interest rate sensitive in the three-month period. When loan interest rates decline, the Company’s earnings will be negatively impacted in the three-month period but the mortgage company’s volume should increase as the demand for refinancing increases. The reverse should occur in rising interest rate.

Monarch is asset-sensitive, primarily due to its adjustable rate loan portfolio. The majority of these loans are indexed to the Wall Street Journal Prime rate and can adjust either daily or monthly. This asset-sensitive position positively impacts the Company in a rising rate environment, as asset-yields rise faster than the cost of funding those assets.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carries out its evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the course of its operations, Monarch Financial Holdings, Inc. and its subsidiary are not aware of any material pending or threatened litigation, unasserted claims and/or assessments through June 30, 2006 or subsequent thereto.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submissions of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders on May 4, 2006, that was adjourned and again held June 1, 2006, the following items were submitted to the security holders of the Bank:

ITEM 1: Election of Directors. The following persons were all elected as directors of the Company to serve a three-year term: Taylor B. Grissom, Elizabeth T. Patterson, and Brad E. Schwartz. The following persons were elected as directors of the Company to serve a two-year term: Joe P. Covington, Jr., and Dwight C. Schaubach.

ITEM 2: The ratification of the conversion of each share of Monarch Bank Common Stock into one share of Corporation Common Stock and the business of Monarch Bank thereafter conducted under a holding company structure was approved.

ITEM 3: The ratification of an amendment to the Company’s Articles of Incorporation that increased the number of authorized shares of Company Common Stock from 5,000,000 to 20,000,000 shares was approved.

ITEM 4: The ratification that the Company adopt the Monarch Bank 2006 Equity Incentive Plan to succeed the Monarch Bank 1999 Incentive Stock Option Plan was approved.

ITEM5: The ratification of the appointment of Goodman & Company, LLP as the Company’s independent certified public accountants for the year ending December 31, 2006 was approved.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit 11 – Refer to EPS calculation in the Notes to Financial Statements

Exhibit 31.1 – Certification of CEO pursuant to Rule 13a-14(a)

Exhibit 31.2 – Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32.1 – Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 – Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Form 8-K

Form 8-K filed April 3, 2006 to announce the formation of the Holding Company and expansion of shares available for issue.

Form 8-K filed April 24, 2006 to announce the Company’s quarterly earnings.

Form 8-K filed June 1, 2006 to announce the Company’s approved reorganization to Monarch Financial Holdings, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH FINANCIAL HOLDINGS, INC.

/s/ William F. Rountree, Jr.
William F. Rountree, Jr.	Date: August 8, 2006
President & Chief Executive Officer

/s/ Brad E. Schwartz.
Brad E. Schwartz	Date: August 8, 2006
Executive Vice President & Chief Financial Officer