Form 10-Q
period 2006-09-30
Monarch Financial Holdings, Inc.
filed 2006-11-13
CIK 1364856

UNITED STATES

FEDERAL RESERVE BOARD OF GOVERNORS

Washington, DC 20551

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: September 30, 2006

OR

☐	TRANSITION REPORT UNDER SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52032

MONARCH FINANCIAL HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Virginia	54-1896433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1101 Executive Drive, Chesapeake, Virginia	23320
(Address of principal executive offices)	(Zip Code)

(757) 389-5112

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock of registrant outstanding at November 8, 2006: 4,038,548

MONARCH FINANCIAL HOLDINGS, INC.

FORM 10-Q

SEPTEMBER 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

Monarch Financial Holdings, Inc. and Subsidiaries

	Unaudited September 30, 2006	Audited December 31, 2005
ASSETS:
Cash and cash equivalents:
Cash and due from banks	$8,017,806	$10,458,253
Interest-bearing bank balances	1,840,439	2,669,852
Federal funds sold	876,423	2,147,569

Total cash and cash equivalents	10,734,668	15,275,674

Investment securities held-to-maturity, at cost	33,567,723	22,088,894
Investment securities available-for-sale, at fair value	13,651,252	14,309,928
Mortgages held for sale	3,043,204	4,253,542

Loans:
Loans, net of unearned income	312,835,737	263,266,420
Less: allowance for loan losses	(3,157,000)	(2,685,000)

Loans, net	309,678,737	260,581,420

Interest receivable	1,741,447	1,206,998
Property and equipment, net	6,076,818	3,375,084
Restricted equity securities	3,382,800	2,327,750
Bank owned life insurance	6,235,413	6,056,548
Other assets	1,942,056	1,698,207

Total assets	$390,054,118	$331,174,045

LIABILITIES:
Deposits:
Noninterest-bearing	$56,160,724	$55,502,545
Interest-bearing	250,069,928	217,570,559

Total deposits	306,230,652	273,073,104

Borrowings:
Federal Home Loan Bank advances	39,900,095	26,975,025
Trust preferred subordinated debt	10,000,000	—
Federal funds purchased	—	1,000

Total borrowings	49,900,095	26,976,025

Other liabilities	1,082,754	1,323,165

Total liabilities	357,213,501	301,372,294

STOCKHOLDERS’ EQUITY:
Preferred stock, $5 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $5 par value, 20,000,000 shares authorized, issued and outstanding 4,013,548 and 3,936,742 shares, respectively	20,067,740	19,683,710
Additional paid-in capital	9,668,536	9,678,755
Accumulated earnings	3,244,981	635,079
Accumulated other comprehensive loss	(140,440)	(195,793)

Total stockholders’ equity	32,840,817	29,801,751

Total liabilities and stockholders’ equity	$390,054,318	$331,174,045

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

Monarch Financial Holdings, Inc. and Subsidiaries

Unaudited

	3 Months Ended September 30,		9 Months Ended September 30,
	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$6,257,226	$3,892,609	$16,964,484	$10,088,359
Interest on investment securities
Taxable	212,516	155,813	572,596	454,026
Nontaxable	—	—	—	1,765
Interest on federal funds sold	113,646	20,871	202,934	33,743
Dividends on equity securities	41,125	21,260	86,793	59,528
Other interest income	168,935	20,323	303,085	25,970

Total interest income	6,793,448	4,110,876	18,129,892	10,663,391

Interest expense:
Interest on deposits	2,751,774	1,328,040	7,184,722	3,229,005
Interest on trust preferred subordinated debt	178,432	—	178,432	—
Interest on borrowings	152,320	111,530	406,056	387,899

Total interest expense	3,082,526	1,439,570	7,769,210	3,616,904

Net interest income	3,710,922	2,671,306	10,360,682	7,046,487

Provision for loan losses	207,100	242,771	482,244	642,271

Net interest income after provision for loan losses	3,503,822	2,428,535	9,878,438	6,404,216

Noninterest income:
Mortgage banking income	512,329	626,765	1,686,552	1,583,568
Service charges and fees	247,756	223,528	668,601	594,276
Loss on sale of investment securities	—	—	—	(10,841)
Other	88,312	31,867	247,344	72,713

Total noninterest income	848,397	882,160	2,602,497	2,239,716

Noninterest expenses:
Salaries and employee benefits	1,753,487	1,439,618	5,084,959	3,889,839
Occupancy expenses	249,960	152,288	707,973	452,240
Furniture and equipment expenses	134,865	100,033	390,939	285,476
Data processing services	154,682	132,358	411,947	357,784
Loan origination expenses	90,772	139,738	329,676	283,856
Advertising and marketing expenses	78,246	74,504	268,928	170,092
Professional fees	63,683	35,119	176,385	98,311
Virginia franchise tax	96,171	59,567	225,871	149,567
Stationery and supplies	27,126	49,388	158,999	126,977
Other	286,377	247,560	842,633	772,091

Total noninterest expenses	2,935,369	2,430,173	8,598,310	6,586,233

Net income before income taxes	1,416,850	880,522	3,882,625	2,057,699

Income tax expense	(464,250)	(297,346)	(1,272,723)	(699,017)

Net income	$952,600	$583,176	$2,609,902	$1,358,682

Basic net income per share	$0.24	$0.15	$0.66	$0.38

Diluted net income per share	0.22	0.14	0.62	0.36

The accompanying notes are an integral part of these consolidated financial statements.

Item 1. Financial Statements (Continued)

Consolidated Statements of Changes in Shareholders’ Equity

Monarch Financial Holdings, Inc. and Subsidiaries

Unaudited

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance - December 31, 2004	3,299,010	$16,495,050	$3,976,924	$784,340	$(147,565)	$21,108,749

Net income for nine months ended September 30, 2005	—	—	—	1,358,682	—	1,358,682

Unrealized loss on available for sale securities, net of income taxes	—	—	—	—	(33,162)	(33,162)

Total comprehensive income						1,325,520

Stock options exercised	16,074	80,370	39,144	—	—	119,514

Proceeds from stock offering, net of issuance costs	618,750	3,093,750	3,411,803	—	—	6,505,553

Balance - September 30, 2005	3,933,834	$19,669,170	$7,427,871	$2,143,022	$(180,727)	$29,059,336

Balance - December 31, 2005	3,936,742	$19,683,710	$9,678,755	$635,079	$(195,793)	$29,801,751

Net income for nine months ended September 30, 2006	—	—	—	2,609,902	—	2,609,902

Unrealized gain on available for sale securities, net of income taxes	—	—	—	—	55,353	55,353

Total comprehensive income						2,665,255

Stock options exercised	53,806	269,030	104,581	—	—	373,611

Issuance of restricted stock, net of cancellations	23,000	115,000	(115,000)	—	—	—

Balance - September 30, 2006	4,013,548	$20,067,740	$9,668,336	$3,244,981	$(140,440)	$32,840,617

The accompanying notes are an integral part of these consolidated financial statements.

Item 1. Financial Statements (Continued)

Consolidated Statements of Cash Flows

Monarch Financial Holdings, Inc. and Subsidiaries

Unaudited

	9 Months Ended September 30,
	2006	2005
Operating activities:
Net income	$2,609,902	$1,358,682
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	482,244	642,271
Provision for depreciation	443,437	320,246
Accretion of discounts and amortization of premiums, net	(26,521)	80,092
Deferral of loan costs, net of deferred fees	71,877	(30,582)
Net loss on disposition of investment securities	—	10,841
Net loss on disposal of asset	4,240	—
Changes in:
Mortgage loans held for sale	1,210,338	(832,307)
Interest receivable	(534,449)	(290,445)
Other assets	(451,231)	(579,755)
Other liabilities	(240,411)	473,788

Net cash provided from operating activities	3,569,426	1,152,831

Investing activities:
Purchases of held-to-maturity securities	(76,408,024)	(39,983,319)
Purchases of available-for-sale securities	(1,715,247)	(600,000)
Proceeds from sales and maturities of available-for-sale securities	2,413,509	37,334,632
Proceeds from maturities of held-to-maturity securities	65,000,000	—
Loan originations, net of principal repayments	(49,651,438)	(57,719,011)
Purchases of property and equipment	(3,149,411)	(535,303)
Sale of restricted equity securities, net of redemptions	(1,055,050)	336,305

Net cash used by investing activities	(64,565,661)	(61,166,696)

Financing activities:
Net increase in noninterest-bearing deposits	658,179	22,546,462
Net increase in interest-bearing deposits	32,499,369	54,233,716
Net decrease in federal funds purchased	(1,000)	(1,822,000)
FHLB advances, net of repayments	12,925,070	(10,000,000)
Proceeds from issuance of trust preferred subordinated debt	10,000,000	—
Proceeds from issuance of common stock, net of issuance costs	373,611	6,625,067

Net cash from financing activities	56,455,229	71,583,245

CHANGE IN CASH AND CASH EQUIVALENTS	(4,541,006)	11,569,380

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,275,674	5,228,798

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,734,668	$16,798,178

SUPPLEMENTAL SCHEDULES AND CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and other borrowings	$7,652,259	$3,577,151
Income taxes	$2,114,266	$969,335

The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly Monarch Financial Holdings, Inc.’s financial position as of September 30, 2006; the consolidated statements of income for the nine and three months ended September 30, 2006 and 2005; the consolidated statements of changes in shareholders’ equity for the nine months ended September 30, 2006 and 2005; and the consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005. These financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. The financial statements include the accounts of Monarch Financial Holdings, Inc. and its subsidiaries, and all significant intercompany accounts and transactions have been eliminated. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

NOTE 2. GENERAL

Monarch Financial Holdings, Inc. (“Monarch” or the “Company”) is a Virginia chartered Company that offers a full range of banking services, primarily to individuals and businesses in the Hampton Roads area of Virginia. On June 1, 2006, the Company was created through a reorganization plan, under the laws of the Commonwealth of Virginia, in which Monarch Bank became a wholly-owned subsidiary of Monarch Financial Holdings, Inc. In addition, the number of authorized common stock shares increased to 20,000,000 and the shareholders of the Company became shareholders of the Corporation in a stock-for-stock conversion. Monarch Bank was incorporated in Virginia on May 1, 1998, and commenced operations as a commercial bank on April 14, 1999, at its main office in the Greenbrier area in Chesapeake. In addition to its main office, Monarch has seven other banking offices – in the Great Bridge area in Chesapeake, the Lynnhaven area in Virginia Beach, the Town Center area in Virginia Beach, the Oceanfront area in Virginia Beach, the Ghent area in Norfolk, and two offices in downtown Norfolk.

In June 2000, Monarch formed a subsidiary mortgage company, Monarch Home Funding, LLC, (“MHF”) to provide permanent residential mortgage loans. MHF began operations as a mortgage broker in September 2000, originating conventional, FHA and VA residential loans. On April 1, 2003, the Company increased its ownership interest from 51% to 90% in MHF by purchasing interests from its partners. In the third quarter of 2003, MHF became a mortgage lender. As a mortgage lender, MHF can underwrite mortgage loans for its customers, providing additional mortgage related products and services with much more efficiency. MHF originates conventional, FHA and VA residential loans and offers a construction-permanent loan program. On April 1, 2004, Monarch purchased the remaining interest in MHF from its partners, to increase its ownership to 100%. MHF has two offices—one in Chesapeake and one in Norfolk.

In August 2001, the Company formed Monarch Investment, LLC, for the purpose of selling annuities and investment securities and services. The Company owns a 100% interest in Monarch Investments, LLC. The Company has invested in the formation of Bankers Investments Group, LLC, the parent company of BI Investments, LLC, a registered brokerage firm and investment advisor. BI Investments, LLC, sells non-deposit investment products in various community banks in Virginia, which are partners in Bankers Investments Group, LLC, with the Virginia Bankers Association Management Services Division. In September 2006, Monarch Investment, LLC, formed a subsidiary titled Virginia Asset Group, LLC. Virginia Asset Group, LLC, is owned 51% by Monarch Investment, LLC and 49% by Darin Ely.

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

	3 months ended September 30,		9 months ended September 30,
	2006	2005	2006	2005
Net income (numerator, basic and diluted)	$952,600	$583,176	$2,609,902	$1,358,682
Weighted average shares outstanding (denominator)	3,980,584	3,928,631	3,953,072	3,583,539

Income per common share - basic	$0.24	$0.15	$0.66	$0.38

Weighted average shares - diluted (denominator)	4,234,135	4,067,719	4,190,092	3,723,116

Income per common share - diluted	$0.22	$0.14	$0.62	$0.36

The dilutive effect of stock options is 253,551 and 139,088 shares for the three months ended September 30, 2006 and 2005, respectively and 237,020 and 139,577 shares for the nine months ended September 30, 2006 and 2005, respectively.

NOTE 4 – COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The only component of other comprehensive income consists of unrealized gains and losses on available-for-sale securities. The Company accounts for comprehensive income in accordance with FASB Statement No. 130, Reporting Comprehensive Income. The following is a detail of comprehensive income for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Income	$952,600	$583,176	$2,609,902	$1,358,682
Change in unrealized gains (losses) on securities available-for-sale, net of tax expense	116,123	(75,982)	55,353	(33,162)

Total comprehensive income	$1,068,723	$507,194	$2,665,255	$1,325,520

Unrealized holding (losses) gains during the period	$175,944	$(115,124)	$83,868	$(39,404)
Less reclassification adjustment for losses included in income	—	—	—	10,841

Total other comprehensive (loss) income before	175,944	(115,124)	83,868	(50,245)
income tax (expense) benefit
Income tax benefit (expense)	(59,821)	39,142	(28,515)	17,083

Net unrealized (losses) gains	$116,123	$(75,982)	$55,353	$(33,162)

NOTE 5. STOCK-BASED COMPENSATION

As of September 30, 2006, the Company had a stock-based compensation plan. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. On January 1, 2006, the Company adopted FAS Statement No. 123R “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income.

In May 2006, Company shareholders ratified the adoption of a new stock-based compensation plan to succeed the Monarch Bank 1999 Incentive Stock Option Plan. The new Monarch Bank 2006 Equity Incentive Plan authorizes the compensation committee to grant options, stock appreciation rights, stock awards, performance stock awards, and stock units to designated directors, officers, key employees, consultants and advisors to the Company and its subsidiaries. The Plan authorizes the Company to issue up to 420,000 shares of Company Common Stock plus the number of shares of Company Common Stock outstanding under the 1999 Plan. The Plan also provides that no award may be granted more than 10 years after the May 2006 ratification date.

On September 18, 2006, the Company issued its first stock awards under the new Plan at a price equal to the stock price on that date with vesting periods of up to three years from issue. Total compensation costs will be recognized annually on a pro-rata basis over the vesting period.

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

Segment information for the three and nine months ended September 30, 2006 and 2005 is shown in the following table. The “Other” category includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

	Community Banking	Mortgage Banking	Intersegment Eliminations	Total
Three Months Ended September 30, 2006
Net interest income after provision for loan losses	$3,537,183	$(33,361)	$—	$3,503,822
Noninterest income	394,468	512,329	(58,400)	848,397
Noninterest expense	(2,519,672)	(459,197)	43,500	(2,935,369)

Net income before income taxes and minority interests	$1,411,979	$19,771	$(14,900)	$1,416,850

Three Months Ended September 30, 2005
Net interest income after provision for loan losses	$2,490,094	$(61,559)	$—	$2,428,535
Noninterest income	333,724	626,765	(78,329)	882,160
Noninterest expense	(1,943,297)	(500,376)	13,500	(2,430,173)

Net income before income taxes and minority interests	$880,521	$64,830	$(64,829)	$880,522

Nine Months Ended September 30, 2006
Net interest income after provision for loan losses	$10,010,534	$(132,096)	$—	$9,878,438
Noninterest income	1,151,651	1,686,552	(235,706)	2,602,497
Noninterest expense	(7,299,931)	(1,428,879)	130,500	(8,598,310)

Net income before income taxes and minority interests	$3,862,254	$125,577	$(105,206)	$3,882,625

Nine Months Ended September 30, 2005
Net interest income after provision for loan losses	$6,522,076	$(117,860)	$—	$6,404,216
Noninterest income	890,442	1,583,568	(234,294)	2,239,716
Noninterest expense	(5,354,819)	(1,272,914)	41,500	(6,586,233)

Net income before income taxes and minority interests	$2,057,699	$192,794	$(192,794)	$2,057,699

Segment Assets
2006	$390,686,023	$3,952,467	$(4,584,372)	$390,054,118
2005	$300,575,499	$5,907,860	$(6,243,304)	$300,240,055

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

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin 108 (SAB 108). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. These interpretations were issued to address diversity in practice and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure should also include when and how each error arose and the fact that the errors had previously been considered immaterial. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The Company does not expect the implementation of SAB 108 to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the implementation of FIN 48 to have a material impact on its financial statements.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, the Statement permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 156 to have a material impact on its financial statements.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 155 to have a material impact on its financial statements.

Refer to the Company’s December 31, 2005 Annual Report on Form 10-K for previously announced accounting pronouncements.

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

Earnings Summary

Monarch Financial Holdings, Inc. reported net income of $2,609,902 for the nine months ending September 30, 2006, compared to $1,358,682 for the same period in 2005, an increase of $1,251,220, or 92.1%. Net interest income increased 47.0% or $3,314,195, to $10,360,682, during the first nine months of 2006, when compared to 2005. Noninterest income was $2,602,497, an increase of $362,781, or 16.2% and noninterest expenses totaled $8,598,310, an increase of $2,012,077, or 30.5%. Basic and diluted earnings per share of common stock were $0.66 and $0.62 for the first nine months of 2006 and $0.38 and $0.36 for 2005.

Net income for the third quarter of 2006 was $952,600, an improvement of $369,424, or 63.3% over the prior year. Net interest income for the three-month period ended September 30, 2006 was $3,710,922, an increase of $1,039,616, or 38.9% over the 2005 total of $2,671,306. Noninterest income declined 3.8% to $848,397 and noninterest expense increased 20.8% to $2,935,369 during the third quarter of 2006, compared to the same period in 2005. Basic and diluted earnings per share of common stock for the third quarter of 2006 were $0.24 and $0.22, respectively, compared to $0.15 and $0.14 for the same period in 2005. The third quarter of 2006 was the Company’s twenty-fifth consecutive profitable quarter and the most profitable quarter-to-date.

For the nine and three months ended September 30, 2006, profitability as measured by Monarch’s annualized return on average assets (ROA) was 1.03% and 1.04%, respectively, compared to 0.87% and 0.75% for the same periods in 2005. Another measure of the Company’s profitability, the annualized return on average equity (ROE) was 11.17% year-to- date and 11.73% for the third quarter of 2006 compared to 7.21% and 7.88%, respectively, for 2005.

Net Interest Income

Net interest income represents a principal source of earnings for the Company. In 2006 increases in net interest income are attributable to the overall growth of the Company, coupled with rising rates on higher average outstanding balances and increases in the net interest margin. The Federal Reserve Bank’s Open Market Committee has been steadily increasing short-term interest rates since June 2004. These increases resulted in a Federal Funds rate of 5.25% at September 30, 2006 as compared to 3.75% at September 30, 2005. The increase in the Federal funds target rate raised the Wall Street Journal Prime Rate to 8.25% at September 30, 2006 versus 6.50% at September 30, 2005. A majority of the Company’s loans use the Wall Street Journal Prime Rate as their rate index, and increases in this rate increase interest income.

Net interest income was $10,360,682 for the first nine months of 2006, a 47.0%, or a $3,314,195 increase over the first nine months of 2005. Total interest and fees on loans increased 68.2%, or $6,876,125, to $16,964,484, for the first nine months compared to $10,088,359 in 2005. Interest on investment securities increased $116,805 or 25.6% for the first nine months of 2006 compared to 2005. Interest on federal funds sold increased $169,191 to $202,934 in the first nine months of 2006 compared to 2005. Other income, which is interest on interest bearing bank balances increased $277,115 to $303,085 due to higher balances coupled with higher rates. The Company has utilized both federal funds and interest bearing bank balances for short-term excess funds placement with the goal of getting the most competitive overnight rate for investing of excess funds. Dividends on restricted equity securities totaled $86,793 compared to $59,528 in the first nine months of 2006 compared to the same period in 2005, as a result of increases in yields and higher balances of stock in the Federal Reserve and the Federal Home Loan Bank of Atlanta.

Net interest income for the third quarter of 2006 was $3,710,922 compared to $2,671,306 for the same period in 2005. Total interest and fees on loans for the three month period ended September 30, 2006, increased 60.7% to $6,257,226 compared to $3,892,609 in 2005. Interest on investment securities increased 36.4% for the quarter to $212,516. Interest on federal funds sold was $113,646 for the third quarter of 2006 compared to $20,871 and other interest income totaled $168,935 compared to $20,323 for the same period in 2005. Dividends on restricted equity securities were $41,125 compared to $21,260 for the third quarter ended September 30, 2006 and 2005, respectively.

Interest expense on deposits increased $3,955,717, or 122.5% for the first nine months and $1,423,734, or 107.2% for the third quarter of 2006 compared to 2005. The increase in deposit expense is due to the increase in average deposits, arising from the overall growth of the Company and an increase in the overall rates paid on deposits. Interest expense on borrowings totaled $584,488, a 50.7% increase for the first nine months and $330,752, a 196.6% increase for the third quarter of 2006 compared to 2005. Increased borrowing needs due to funding loan growth coupled with higher rates contributed to the increase. In addition, the Company issued trust preferred subordinated debt in July which provided a funding source and increased interest expense.

Average Balances, Income and Expenses, Yields and Rates

The net interest spread on a tax-equivalent basis for first nine months of 2006 increased 8 basis points to 3.48% when compared to 3.40% for the same period in 2005. The yield on earning assets increased to 7.55% in 2006 compared to 6.15% for the first nine months of 2005, while the cost of interest bearing liabilities was 4.07% and 2.75%, respectively, for the same period. This resulted in the improved interest rate spread and net interest margin. The net interest margin for the first nine months of 2006 was 4.36% compared to 4.06% for the same period in 2005.

Bank Owned Life Insurance (BOLI) has been included in interest earning assets. The Company purchased $6,000,000 in BOLI during the fourth quarter of 2005. The income on BOLI is not subject to Federal Income tax, giving it a tax-effective yield of 5.9%.

In July, 2006, Monarch added additional capital through the issuance of $10,000,000 in trust preferred securities. These securities are treated as subordinated debt and have been included in other borrowings.

The following table sets forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and the related income, expense and corresponding weighted average yields and costs.

AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

	For Periods Ended September 30,
	2006			2005
	Average Balance	Income/ Expense	Yield Rate(1)	Average Balance	Income/ Expense	Yield Rate(1)
ASSETS
Securities, at amortized cost
Taxable	$18,411,580	$572,596	4.16%	$17,940,142	$454,026	3.38%
Tax-exempt (2)	—	—	—	138,108	2,674	2.59%

Total securities	18,411,580	572,596	4.16%	18,078,250	456,700	3.38%
Loans, net	285,773,850	16,964,484	7.94%	209,446,821	10,088,359	6.44%
Federal funds sold	5,427,160	202,934	5.00%	1,484,431	33,743	3.04%
Dividend-earning restricted equity securities	2,028,268	86,793	5.72%	1,790,627	59,528	4.44%
Deposits in other banks	8,200,461	303,085	4.94%	1,072,698	25,970	3.24%
Bank owned life insurance (2)	6,140,552	271,008	5.90%	—	—	0.00%

Total earning assets	325,981,871	18,400,900	7.55%	231,872,827	10,664,300	6.15%

Less: Allowance for loan losses	(2,846,165)			(2,061,514)
Total nonearning assets	16,196,071			12,247,628

Total assets	$339,331,777			$242,058,941

LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$9,752,445	$15,301	0.21%	$9,852,557	$18,851	0.26%
Regular savings	8,089,138	38,342	0.63%	14,330,712	73,041	0.68%
Money market savings	151,774,894	4,958,390	4.37%	55,580,326	1,162,808	2.80%
Certificates of deposit $100,000 and over	26,341,371	864,890	4.39%	34,284,661	862,634	3.36%
Under $100,000	43,057,553	1,307,799	4.06%	44,193,850	1,111,671	3.36%

Total interest-bearing deposits	239,015,401	7,184,722	4.02%	158,242,106	3,229,005	2.73%
Borrowings	16,250,709	584,488	4.81%	17,553,931	387,899	2.95%

Total interest-bearing liabilities	255,266,110	$7,769,210	4.07%	175,796,037	$3,616,904	2.75%
Noninterest-bearing liabilities
Demand deposits	51,226,688			40,268,418
Other noninterest-bearing liabilities	1,572,844			794,715

Total liabilities	308,065,642			216,859,170
Shareholders’ equity	31,266,135			25,199,771

Total liabilities and stockholders’ equity	$339,331,777			$242,058,941

Net interest income (2)		$10,631,690			$7,047,396

Interest rate spread (2)(3)			3.48%			3.40%

Net interest margin (2)(4)			4.36%			4.06%

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a $92,143 adjustment for 2006 and a $909 adjustment for 2005.
(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.
(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

Noninterest Income

Total noninterest income, including security gains and losses, increased by $362,781 or 16.2%, to $2,602,497 compared to $2,239,716 during the first nine month period ending September 30, 2006 compared to 2005. For the quarter ending September 30, 2006, noninterest income decreased 3.8% to 848,397 compared to $882,160 in 2005. Gross mortgage banking income from the Company’s mortgage subsidiaries, Monarch Home Funding, LLC, and Monarch Capital, LLC, contributed $102,984, or 6.5% of the nine month increase but decreased 18.3% or $114,436 for the quarter. As evidenced by the declining contribution, the mortgage market has been impacted by the softening of the new and existing home sale market in the Company’s primary trade area, with increases in mortgage interest rates late in 2005 and into 2006. A more competitive environment has emerged that requires more competitive pricing and narrower profit margins.

Service charges and fees on deposit accounts totaled $668,601 for the first nine months of 2006, which represents a 12.5% increase over the same period in 2005. Third quarter service charges and fees on deposits increased 10.8% to $247,756 when compared to 2005. The primary components in this increase were deposit account growth and ATM transaction fees. The Company has an agreement with a third-party vendor to brand ATMs in Food Lion grocery stores in southeast Virginia and northeast North Carolina. In return for supplying the cash for the machines and paying the machines’ cash servicing fees, the Company receives a portion of the transaction surcharge and the Company’s customers can withdraw cash from the machines without a fee or transaction surcharge. A portion of the ATM fee increase was also due to fees generated at the Company’s 7 ATMs located at the banking center sites. The third-party vendor relationship plus the Company’s 7 office ATMs, creates a network that now includes 49 active ATMs.

Other noninterest income increased $174,631, to $247,344 in the first nine months of 2006 compared to $72,713 for the same period in 2005. Third quarter 2006 growth was $56,445 to $88,312 or 177.1% compared to $31,867 in 2005. The source of this growth was income from Bank Owned Life Insurance (BOLI). The Company purchased $6.0 million in BOLI during the fourth quarter of 2005. The income from BOLI, which was $178,865 in the first nine months and $60,863 for the third quarter of 2006, is not subject to tax, yielding tax-effective income of $271,008 and $92,217 for the same periods, respectively.

There were no security sales in the first nine months of 2006. Net losses on the sales of investment securities amounted to $10,841 in the first nine months of 2005. Management took these losses in certain security positions to improve future investment portfolio yield.

Noninterest Expense

Total noninterest expenses for the first nine months of 2006 totaled $8,598,310, an increase of $2,012,077, or 30.6%, compared to $6,586,233 for the same period in 2005. This increase is attributable to following factors: 1) an increase in salaries and employee benefits of $1,195,120 primarily arising from additional salaries due to three new banking offices, additional mortgage lenders, the addition of new production and support staff, and higher employee benefit costs; 2) an increase of $361,196 in occupancy plus furniture and equipment expenses related to the additional offices and an operations center; 3) $98,836 in advertising expense related to the 2006 advertising campaign; and 4) $356,925 in other expenses related to the Company’s growth.

Total noninterest expenses for the third quarter of 2006 were $2,935,369, compared to $2,430,173 for the same period in 2005, an increase of $505,196, or 20.8%. Salaries and employee benefits grew $313,869, comprising 62% of the increase and occupancy plus furniture and equipment expenses grew $132,504. The remaining increase was distributed throughout the major expense categories.

Income Taxes

The income tax provision was $1,272,723, year-to-date and $464,250 for the third quarter of 2006 compared to $699,017 and $297,346, respectively, for the prior year. The effective tax rate for the first nine months and third quarter of 2006 was 32.8%, compared to 34.0% and 33.8% for the same periods in 2005.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Total assets increased 17.8% to $390,054,118 at September 30, 2006 when compared to assets of $331,174,045 at December 31, 2005. On an annual basis total assets increased 30.0% at September 30, 2006 when compared to assets of $300,240,055 at September 30, 2005. Total loans as of September 30, 2006 were $312.8 million, an increase of $49.5 million, or 18.8%, from $263.3 million at year-end 2005. On an annual basis total loans increased $76.2 million, or 32.2%, from $236.6 million in September 2005. Mortgages held for sale decreased $1.2 million to $3.0 million, or 28.5% from $4.2 million at December 31, 2005. Investment securities were $47.3 million at September 30, 2006, compared to $36.4 at year-end 2005. On an annual basis, investments securities increased $11.0 million, or 30.6% over September 2005. Cash and cash equivalents were $10.7 million, a decrease of $4.6 million, or 29.7% from $15.3 million at December 31, 2005.

Deposits increased $33.2 million, or 12.1%, during the nine months ended September 30, 2006. On an annualized basis deposits increased $58.1 million or 23.4%. Noninterest-bearing demand deposit accounts increased $658 thousand to $56.2 million, a 1.2% increase over December 31, 2005. Interest-bearing deposits totaled $250.1 million at September 30, 2006, compared to $217.6 million at year-end 2005. Money market deposits continue to be a major contributor to this growth due to attractive product pricing.

Stockholders’ equity was $32.8 million at September 30, 2006, compared to $29.8 million at December 31, 2005. Components of the change in stockholders’ equity include net income of $2,609,902, decreases in net unrealized losses on available-for-sale securities totaling $55,353, and exercised stock options totaling $373,611.

Asset Quality

The Company had $702 thousand in nonperforming assets at September 30, 2006. The Company recognized a charge-off of $13,187 in the second quarter of 2006 and year-to-date recoveries totaling $2,943. There were no nonperforming assets at December 31, 2005. Nonperforming assets traditionally consist of nonaccrual loans, loans past due 90 days or more and still accruing interest, restructured loans and other real estate owned. There were no impaired loans at September 30, 2006 and December 31, 2005. The Company continues to demand a high level of credit quality on new loans.

Allowance for Loan Losses

The allowance for loan losses is to provide for losses inherent in the loan portfolio. The Company’s management team is responsible for determining the level of the allowance for loan losses, subject to the review of the Board of Directors. Among other factors, the Committee considers on a quarterly basis the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, nonperforming credits, the Company’s loan “Watch” list, and national and local economic conditions.

While the Company believes it has sufficient allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future. The allowance for loan losses totaled $3,157,000 and $2,414,000 at September 30, 2006 and 2005, respectively. The ratio of the allowance for loan losses to total loans outstanding at September 30, 2006 and 2005 was 1.01% and 1.02%, respectively.

During the first nine months of 2006 and 2005, the Company recorded $482,244 and $642,271 in provision expense, respectively. There was one charge-off totaling $13,187 in the first nine months of 2006 and one charge-off totaling $32,271 for the same period in 2005. Charge-offs are charged directly to the allowance when they occur. Since it began business in 1999, the Company has recorded total charge-offs of approximately $52,000. Recoveries during the first nine months of 2006 were $2,943 and $0 in 2005. The table below summarizes the activity in the allowance for loans losses for the nine month periods ending September 30, 2006 and 2005.

Activity in the allowance for loan losses for the nine months ended September 30, was as follows:

	2006	2005
Balance, January 1	$2,685,000	$1,804,000
Provisions charged against income	482,244	642,271
Recoveries of loans charged off	2,943	0
Loans charged off	(13,187)	(32,271)

Balance at end of period	$3,157,000	$2,414,000

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

Homogenous loans, such as consumer installment, home equity loans, and smaller consumer loans are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogenous pool of loans and are based on the expected net charge-offs from a current trend in delinquencies, losses or historical experience and general economic conditions. The Company has no material delinquencies in these types of loans, and has not, since inception, had a trend or an indication of a trend that would guide the Company in expected material losses in these types of homogenous pools of loans. Management believes that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in the Company’s loan portfolio at September 30, 2006.

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

The Company has a line of credit that can equal up to 40% of assets with the Federal Home Loan Bank of Atlanta (FHLB) that totaled approximately $65,496,889 with $20,596,794 available at September 30, 2006. This line is currently reduced by $5.0 million, which has been pledged as collateral for public deposits. Should the Company ever desire to increase their line of credit beyond the current 40% limit, the FHLB would allow borrowings of up to 50% of total assets once the Company meets specific eligibility requirements.

Borrowings outstanding under the FHLB line of credit were $39,900,095 at September 30, 2006 and $26,975,025 at December 31, 2005. The Company had four borrowing advances outstanding as of September 30, 2006, with the following final maturities:

Advance Amount	Expiration Date
$28,000,000	October 2006
5,000,000	March 2012
5,000,000	February 2013
1,900,095	September 2015

$39,900,095

The advance maturing in 2012 has a one time repayment option in 2007, whereby the Company can repay the borrowing. If not paid at that time the borrowing converts to a fixed-term five year borrowing at the then current rates. This borrowing floats at a rate set below 90 day Libor rates until reset date. The interest rate is currently 4.89%.

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

The advance maturing in 2006 is a daily rate credit that matures October 2, 2006. The rate on September 30, 2006 was 5.61%. The Company uses borrowings at the end of each quarter to increase its investment securities that are not subject to taxation by the Commonwealth of Virginia. The Company is not subject to state income tax but is subject to Virginia Franchise Tax, which is calculated on its capital level, less certain deductions. One deduction is the average balances of bonds that are not subject to taxation by the Commonwealth of Virginia, primarily certain qualified U.S. Government Agency bonds. The Company has found that it can save more in taxes than it pays in interest expense. Shortly before the end of each calendar quarter, the Company purchases FHLB discount notes that mature soon after the quarter-end. The proceeds from the maturity of the discount note are used to repay the borrowings. The Company only enters into this type of agreement near the end of the quarter since that is the period used in the franchise tax calculation.

In the course of operations, due to fluctuations in loan and deposit levels, the Company occasionally finds it necessary to purchase Federal Funds on a short-term basis. The Company also has federal funds lines of credit facilities established with three other banks in the total amount of $15,000,000. At September 30, 2006 there were no outstanding balances on these lines. The Company also has access to the Federal Reserve Bank’s discount window should a liquidity crisis occur.

The Company has no material commitments or long-term debt for capital expenditures at the report date. The only long-term debt is for funding loans and is described below under Borrowings.

Off-Balance Sheet Arrangements

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions recognized as of September 30, 2006 and December 31, 2005 were a line of credit to secure public funds and commitments to extend credit and standby letters of credit issued to customers. The line of credit to secure public funds was from Federal Home Loan Bank for $5 million at September 30, 2006 and $3 million at December 31, 2005.

Commitments to extend credit, which amounted to $149.3 million at September 30, 2006 and $114.8 million at December 31, 2005, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

There were no commitments by the Company to purchase securities on September 30, 2006 or December 31, 2005.

Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At September 30, 2006 and December 31, 2005, the Company had $3,283,098 and $1,455,238 respectively, in outstanding standby letters of credit.

The Company and its subsidiary, Monarch Home Funding, LLC, have ten non-cancelable leases for premises. The original lease terms are from two to thirty years and have various renewal and option dates.

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

Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance sheet assets in relation to their perceived risk. Tier 1 capital consists of stockholders’ equity and minority interests in consolidated subsidiaries, less net unrealized gains on available-for-sale securities. Tier 2 capital, a component of total capital, consists of a portion of the allowance for loan losses, certain components of nonpermanent preferred stock and subordinated debt. The $10 million in Trust preferred securities issued by Monarch in July qualified as Tier 1 capital. Monarch’s ratios exceed regulatory requirements. As of September 30, 2006 the Company had a Tier 1 risk-based capital ratio of 11.79% and a Total risk-based capital ratio of 12.98%. At December 31, 2005 these ratios were 9.86% and 10.74%, respectively.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the course of its operations, Monarch Financial Holdings, Inc. and its subsidiary are not aware of any material pending or threatened litigation, unasserted claims and/or assessments through September 30, 2006 or subsequent thereto.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submissions of Matters to a Vote of Security Holders

None.

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

Form 8-K filed July 5, 2006 to announce the Company’s issuance of $10,000,000 in trust preferred securities.

Form 8-K filed July 20, 2006 to announce the Company’s quarterly earnings.

Form 8-K filed September 27, 2006 to announce the Company’s formation of Virginia Asset Group, LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH FINANCIAL HOLDINGS, INC.

/s/ William F. Rountree, Jr.
William F. Rountree, Jr.	Date: November 8, 2006
President & Chief Executive Officer

/s/ Brad E. Schwartz.
Brad E. Schwartz	Date: November 8, 2006
Executive Vice President & Chief Financial Officer