Form 10-K
period 2006-12-31
Monarch Financial Holdings, Inc.
filed 2007-03-30
CIK 1364856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

MONARCH FINANCIAL HOLDINGS, INC.

[EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER]

Virginia	000-52032	20-4985388
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

1101 Executive Blvd. Chesapeake, VA	23320
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (757) 389-5111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Not Applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $5.00 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006 was approximately $62,263,000.

The number of shares of common stock outstanding as of March 1, 2007 was 4,052,456.

(This page intentionally left blank)

PART I

Item 1.	Business

General

Monarch Financial Holdings, Inc. (the “Company” or “Monarch”) is a Virginia-chartered Bank Holding Company engaged in commercial and retail banking, investment and insurance sales, and mortgage origination and brokerage. The Company was created on June 1, 2006 through a reorganization plan, under the laws of the Commonwealth of Virginia, in which Monarch Bank (the “Bank”) became a wholly-owned subsidiary of Monarch Financial Holdings, Inc. Monarch Bank was incorporated on May 1, 1998, and opened for business on April 14, 1999.

The Company is a member of the Federal Reserve and the Bank is Federal Deposit Insurance Corporation (the “FDIC”) insured. The Company serves the needs of local businesses, professionals, corporate executives and individuals in the South Hampton Roads area of Southeastern Virginia. The Company currently concentrates its operations in Chesapeake, Virginia, where it is headquartered; Virginia Beach, Virginia’s largest city; and Norfolk; with two or more offices in each city. The Company is a community oriented, locally owned and operated institution.

The Company’s current capitalization enables it to provide loans in amounts that are responsive to the credit needs of a large portion of the Company’s targeted market segments. If clients have credit requirements that exceed the Company’s credit limits, the Company generally accommodates those clients by arranging loans on a participation basis with other financial institutions. The Board of Directors believes the Company’s capitalization supports substantial growth in loans and deposits, however, any additional capital will increase the Company’s loan-to-one borrower limit and permit the Company to retain more of a borrower’s loan if the Company deems it to be in the Shareholder’s best long-term interest.

Other services offered by the Company include safe deposit boxes, cash management services, check and bankcard services, direct deposit of payroll and social security checks and automatic drafts for various accounts. The Company offers its clients access to their accounts and its banking services utilizing traditional in-bank transactions as well as telephone banking, internet banking and internet cash management, and through 50 automated teller machines (ATMs) located throughout Southeastern Hampton Roads and Northeastern North Carolina.

The Company operates in several integrated lines of business:

Commercial lending has been a core line of business since the opening of the Company. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and the purchase of equipment and machinery.

Real estate and construction lending has been core lines of business since the opening of the Company. Real estate lending includes real estate construction acquisition and development loans, primarily in the 1-4 family residential development markets of Hampton Roads and Northeastern North Carolina.

Retail Banking has also been a core line of business since the Company opened. The Retail Banking group services the deposit needs for all Bank clients and offers consumer lending and general banking services. The Company offers a full range of deposit services including checking accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. Consumer loans include home equity lines of credit and loans, secured and unsecured loans for financing automobiles, home improvements, education and personal investments.

The Private Client Group was formed in 2003 to focus on the financial needs of professionals and business executives, and to provide custom tailored product and service solutions to their clients. This group was reorganized in 2005 to provide not only traditional loan and deposit services, but to also provide fee-based financial planning with integrated insurance and investments sales and management.

Monarch Home Funding originates and sells permanent residential mortgage loans. MHF began operations in September 2000 as a mortgage broker and in 2003 became a mortgage lender. As a mortgage lender, MHF can underwrite mortgage loans for its clients, providing additional mortgage related products and services more efficiently. MHF originates conventional, FHA and VA residential loans and offers a construction-permanent loan program. MHF expanded to a second office in September 2005. Monarch Home Funding was a Limited Liability Company prior to December 29, 2006, at which time it was merged into Monarch Bank and now operates as a division of the Bank.

The Company also operates through its subsidiaries. Monarch Investments, LLC, a wholly-owned subsidiary of the Company, provides full service investment services through licensed representatives as well as supporting annuity sales via the Retail Banking group. This company is a minority shareholder in BI Investments, LLC, a joint venture with the Virginia Bankers’ Association and many other community banks in Virginia. In October 2006, Monarch Investments, LLC formed Virginia Asset Group, LLC, a full service investment and insurance broker. Monarch Investments, LLC owns a 51% interest in Virginia Asset Group, LLC.

In 2003, the Company purchased a minority interest in Bankers Insurance, LLC, a joint venture with the Virginia Bankers’ Association and many other community banks in Virginia. This insurance agency offers a full line of commercial and personal lines of insurance to the general public and to the Company’s clients.

Monarch Capital, LLC, a wholly-owned subsidiary of the Company formed in 2004, provides structured financing and commercial mortgage brokerage services in the placement of primarily long-term fixed-rate, non-recourse debt for the commercial, hospitality, and multi-family housing markets.

In 2004, the Company purchased a minority interest in Bankers Title of Hampton Roads, LLC, a joint venture with the Virginia Bankers’ Association and many other community banks in Virginia. In December 2006 Bankers Title of Hampton Roads, LLC, was merged into Banker’s Title of Central Virginia, with the minority interest now held in that name. This agency offers residential and commercial title and settlement services to the Company’s clients.

Market Area

Our primary market area is South Hampton Roads, Virginia, which includes the cities of Virginia Beach, Chesapeake, Norfolk, Suffolk and Portsmouth. South Hampton Roads, with a population of over 1 million, has experienced steady growth in recent years and is one of the largest metropolitan areas in Virginia. South Hampton Roads is also home to one of the world’s busiest ports and largest naval bases. Within South Hampton Roads, we currently concentrate our operations in Chesapeake, Virginia Beach and Norfolk, the three largest cities.

Chesapeake, which has a population of just over 218,000, has the region’s highest median family income of $60,817, according to 2005 census figures. Chesapeake’s major industries include manufacturing, maritime and military related industries, oil and petroleum businesses, and an increasing number of back office service and support centers. All of these demographics make Chesapeake an attractive market for banking services. Our headquarters is located in Chesapeake, and we also have two full service retail offices in Chesapeake.

Virginia Beach, which has a population of over 435,000, is the most populous city in Virginia and the 38th largest city in the United States. Virginia Beach has a median family income of approximately $58,545 in the 2005 census. Virginia Beach’s major industries include tourism, retail and wholesale trade, light manufacturing and military related industries. All of these demographics also make Virginia Beach an attractive market for banking services. We operate retail offices in the Lynnhaven, Oceanfront and Town Center areas of Virginia Beach. In late 2006, the Company entered into a lease agreement for a retail office to be located in the Kempsville section of Virginia Beach. This office opened in January 2007. We believe these are excellent market areas within the city of Virginia Beach.

Norfolk, which has a population of 241,000, is the cultural, industrial, business and medical center of Hampton Roads and hosts the area’s international airport. Median family income is $36,920, according to the 2005 census. The city is undergoing a successful renewal, including new office, retail, hotel construction and new residential development. We operate three offices in the city of

Norfolk. Our location in Ghent has been extremely successful since it opened in early 2004. Our second office, which has also been very successful, opened in Downtown Norfolk in February 2005. The Company opened a third Norfolk office in September 2006 in Downtown Norfolk, to house the commercial, real estate, and private client banking staff.

Over the last several years, there have been an increasing number of bank mergers and acquisitions that have impacted our market area. These transactions have resulted in the mergers of large national and regional financial institutions as well as the acquisitions of several community banks in our market area. We believe these bank consolidations have disrupted long-term customer relationships and have created both a perception of decreased competition and frustration with service levels. We believe that these dynamics present a sizeable opportunity for a locally owned and business oriented community bank that knows the local market and understands clients’ businesses and their specific banking needs. We also believe that our smaller size allows us to provide clients with banking flexibility and responsiveness that are increasingly desired by our targeted market segments.

Employees

As of February 15, 2007, the Company and its subsidiaries had one hundred, twenty-one (121) full-time and five (5) part-time employees. None of its employees are represented by any collective bargaining agreements, and relations with employees are considered excellent.

Lending Activities

Credit Policies

The principal risk associated with each of the categories of loans in the Company’s portfolio is the creditworthiness of its borrowers. Within each category, such risk is increased or decreased, depending on prevailing economic conditions. In an effort to manage the risk, the Company’s loan policy gives loan amount approval limits to individual loan officers based on their position and level of experience, and to the Company’s loan committees based on the size of the lending relationship. The risk associated with real estate and construction loans, commercial loans and consumer loans varies, based on market employment levels, consumer confidence, fluctuations in the value of real estate and other conditions that affect the ability of borrowers to repay indebtedness. The risk associated with real estate construction loans varies, based on the supply and demand for the type of real estate under construction.

The Company has written policies and procedures to help manage credit risk. The Company utilizes an outside third party loan review process that includes regular portfolio reviews to establish loss exposure and to ascertain compliance with the Company’s loan policy.

The Company uses a Management Loan Committee and a Directors’ Loan Committee to approve loans. The Management Loan Committee is comprised of members of management, and the Directors’ Loan Committee is composed of five Directors, of which four are independent Directors. Both Committees approve new, renewed and or modified loans that exceed officer loan authorities. The Directors’ Loan Committee also reviews any changes to the Company’s lending policies, which are then approved by the Board of Directors.

Construction and Development Lending

The Company makes construction loans, primarily residential, and land acquisition and development loans. The construction loans are secured by residential houses under construction and the underlying land for which the loan was obtained. The average life of a construction loan is approximately 12 months and it is typically repriced monthly. Because the majority of the interest rates charged on these loans floats with the market, the construction loans help the Company in managing its interest rate risk. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or home under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, the Company generally limits loan amounts to 80% to 90% of appraised value, in addition to analyzing the creditworthiness of its borrowers. The Company also obtains a first lien on the property as security for its construction loans and typically requires personal guarantees from the borrower’s principal owners.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate in the Company’s market area, including multi-family residential buildings, commercial buildings and offices, shopping centers and churches. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy in general. The Company’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation. The Company also evaluates the location of the security property and typically requires personal guarantees or endorsements of the borrower’s principal owners.

Business Lending

Business loans generally have a higher degree of risk than residential mortgage loans, but have higher yields. To manage these risks, the Company generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from their employment and other income and are secured by real estate whose value tends to be readily ascertainable. In contrast, business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate.

Consumer Lending

The Company offers various consumer loans, including personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans, and home equity lines of credit and loans. Such loans are generally made to clients with whom the Company has a pre-existing relationship. The Company currently originates all of its consumer loans in its geographic market area.

The underwriting standards employed by the Company for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes an analysis of the value of the security in relation to the proposed loan amount. For home equity lines of credit and loans, the Company’s primary consumer loan category, the Company requires title insurance, hazard insurance and if required, flood insurance.

Competition

The banking business is highly competitive. Monarch Financial Holdings, Inc. encounters strong competition from a variety of bank and non-bank financial services providers. These competitors include commercial banks, savings banks, credit unions, consumer finance companies, brokerage firms, money market mutual funds, mortgage banks, leasing, and finance companies. In addition, the delivery of financial services has changed significantly with the telephone, ATM, personal computer and the Internet being used to access information and perform banking transactions.

Competition in the Company’s target market area for loans to businesses, professionals and consumers is very strong. Many of the Company’s competitors have substantially greater resources and lending limits than the Company and offer certain services, such as extensive and established branch networks and other services that the Company cannot provide. Moreover, larger institutions operating in the South Hampton Roads have access to borrowed funds at a lower cost than the Company. Several community banks are headquartered in the Company’s trade areas. Several regional and super-regional banks, as well as a number of large credit unions, also have offices in the Company’s market area. Competition among institutions for deposits in the area is intense.

Supervision and Regulation

Bank Holding Company Act. In order to acquire the shares of the Bank and thereby become a bank holding company within the meaning of the Bank Holding Company Act, the Company was required to obtain approval from, and register as a bank holding company, with the Federal Reserve Board (the “Board”), and is subject to ongoing regulation, supervision and examination by the Board. As a condition to its approval, the Board required that the Company agree that it would obtain approval of the Federal Reserve Bank of Richmond prior to incurring any indebtedness. The Company is required to file with the Board periodic and annual reports and other information concerning its own business operations and those of its subsidiaries. In addition, the Bank Holding Company Act requires a bank holding company to obtain Board approval before it acquires, directly or indirectly, ownership or control of any voting shares of a second or subsequent bank if, after such acquisition, it would own or control more than 5% of such shares, unless it already owns or controls a majority of such voting shares. Board approval must also be obtained before a bank holding company acquires all or substantially all of the assets of another bank or merges or consolidates with another bank holding company. Any acquisition by a bank holding company of more than 5% of the voting shares, or of all or substantially all of the assets, of a bank located in another state may not be approved by the Board unless such acquisition is specifically authorized by the laws of that second state.

A bank holding company is prohibited under the Bank Holding Company Act, with limited exceptions, from acquiring or obtaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank, or from engaging in any activities other than those of banking or of managing or controlling banks or furnishing services to or performing services for it subsidiaries. An exception to these prohibitions permits a bank holding company to engage in, or acquire an interest in a company which engages in, activities which the Board, after due notice and opportunity for hearing, by regulation or order, has determined is so closely related to banking or of managing or controlling banks as to be proper incident thereto. A number of such activities have been determined by the Board to be permissible, including servicing loans, performing certain data processing services, and acting as a fiduciary, investment or financial advisor.

A bank holding company may not, without providing notice to the Board, purchase or redeem its own stock if the gross consideration to be paid, when added to the net consideration paid by the Company for all purchases or redemptions by the Company of its equity securities within the preceding 12 months, will equal 10% or more of the Company’s consolidated net worth, unless it meets the requirements of a well capitalized and well managed organization.

Set forth below is a summary of statutes and regulations affecting companies like Monarch. Federal and state laws and regulations provide regulatory oversight for virtually all aspects of the Company’s operations. This summary is qualified in its entirety by reference to these statutes and regulations.

General. The Company’s subsidiary, Monarch Bank is a state bank and member of the Federal Reserve System. The Federal Reserve and the Virginia Bureau of Financial Institutions regulate and monitor all significant aspects of the Company’s operations. The Federal Reserve requires quarterly reports on the Company’s financial condition, and both federal and state regulators conduct periodic examinations of the Company. The cost of complying with these regulations and reporting requirements can be significant. In addition, some of these regulations, such as the ability to pay dividends, impact investors directly.

For member banks like Monarch, the Federal Reserve has the authority to prevent the continuance or development of unsound and unsafe banking practices and to approve conversions, mergers and consolidations. Obtaining regulatory approval of these transactions can be expensive, time consuming, and ultimately may not be successful. The opening of any additional banking offices by the Company will require prior regulatory approval, which takes into account a number of factors, including, among others, adequate Bank capital to support additional expansion and a finding that public interest will be served by such expansion. While the Company plans to seek regulatory approval to establish additional banking offices, there can be no assurance when, or if, the Company will be permitted to so expand.

As a member of the Federal Reserve, the Company and its subsidiary, Monarch Bank are also required to comply with rules that restrict preferential loans by the Company to “insiders,” require us to keep information on loans to principal shareholders and executive officers, and prohibits certain director and officer interlocks between financial institutions. The Company’s loan operations, particularly for consumer and residential real estate loans, are also subject to numerous legal requirements as are its deposit activities. In addition to regulatory compliance costs, these laws may create the risk of liability to us for noncompliance.

Dividends. The amount of cash dividends permitted to be paid by the Company will depend upon its earnings and capital position and is limited by federal and state law, regulations and policy. Virginia law imposes restrictions on the ability of all banks chartered under Virginia law to pay dividends. Under Virginia law, no dividend may be declared or paid that would impair a bank’s paid-in capital, and payments must be paid from retained earnings. Virginia Banking regulators and the Federal Reserve have the general authority to limit dividends paid by the Company if such payments are deemed to constitute an unsafe and unsound practice.

Under current supervisory practice, prior approval of the Federal Reserve is required if cash dividends declared in any given year exceed the total of its net profits for such year, plus its retained net profits for the preceding two years. In addition, the Company may not pay a dividend in an amount greater than its undivided profits then on hand after deducting current losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of all loans which are in arrears with respect to interest by six months or more, unless such loans are fully secured and in the process of collection. Federal law further provides that no insured depository institution may make any capital distribution (which would include a cash dividend) if, after making the distribution, the institution would not satisfy one or more of its minimum capital requirements.

FDIC Insurance. The Company’s deposits are insured by the FDIC for a maximum of $100,000 per depositor. Individual Retirement Accounts are insured up to a maximum of $250,000 per depositor. For this protection, the Company pays a semi-annual statutory assessment and must comply with the rules and regulations of the FDIC. FDIC assessments can change, affecting the Company’s costs, depending on the solvency of the Banking industry as a whole. In addition, the cost of complying with FDIC rules and regulations may negatively impact the Company’s profitability.

Bank Capital Guidelines. Federal bank regulatory authorities have adopted risk-based capital adequacy guidelines that redefine traditional capital ratios to take into account assessments of risks related to each balance sheet category, as well as off-balance sheet financing activities. This represents an effort to measure capital adequacy in a way that is more sensitive to the individual risk profiles of specific financial institutions. The risk-weighted asset base is equal to the sum of the aggregate dollar value of assets and certain off-balance sheet items (such as currency or interest rate swaps) in each of the four separate risk categories, multiplied by the risk weight assigned to each specific asset category. After the items in each category have been totaled and multiplied by the category’s risk factor, category totals are aggregated to derive the total risk-weighted assets, and the total adjusted capital base is divided by the total risk-weighted assets to derive a ratio.

Under the Federal Reserve’s current risk-based capital guidelines for member banks, we are required to maintain a minimum ratio of total capital to risk-weighted assets of 8%, with at least 4% consisting of Tier 1 capital. Tier 1 capital consists of common and qualifying preferred stock, certain other qualifying instruments, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets. In addition, the Federal Reserve requires its member banks to maintain a minimum ratio of Tier 1 capital to average total assets. This capital measure generally is referred to as the leverage capital ratio. The minimum required leverage capital ratio is 4% if the Federal Reserve determines that the institution is not anticipating or experiencing significant growth and has well-diversified risks—including no undue interest rate exposure, excellent asset quality, high liquidity and good earnings—and, in general, is considered a strong banking organization and rated Composite 1 under the Uniform Financial Institutions Rating Systems. If the Company does not satisfy any of these criteria, it may be required to maintain a ratio of total capital to risk-based assets of 10% and a ratio of Tier 1 capital to risk-based assets of at least 6%. The Company would then be required to maintain a 5% leverage capital ratio. These regulations can impact Monarch by requiring it to hold more capital and may inhibit the Company’s ability to grow.

Affiliate Transactions and Branching. The Federal Reserve Act restricts loans, investments, asset purchases and other transactions between banks and their affiliates, including placing collateral requirements and requiring that those transactions are on terms and under conditions substantially the same as those prevailing at the time for comparable transactions with non-affiliates. Subject to receipt of required regulatory approvals, the Company may branch without geographic restriction in Virginia, and it may acquire branches or banks or merge across state lines in most cases.

Community Reinvestment Act. The Community Reinvestment Act of 1977, or CRA, requires that federal banking regulators evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. The Company received a “Satisfactory” CRA rating in the Company’s latest CRA examination.

Other Regulations. The Company is subject to a variety of other regulations. State and federal laws restrict interest rates on loans, potentially affecting the Company’s income. The Truth in Lending Act and the Home Mortgage Disclosure Act impose information requirements on the Company in making loans. The Equal Credit Opportunity Act prohibits discrimination in lending on the basis of race, creed, or other prohibited factors. The Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act govern the use and release of information to credit reporting agencies. The Truth in Savings Act requires disclosure of yields and costs of deposits and deposit accounts. Other acts govern confidentiality of consumer financial records, automatic deposits and withdrawals, check settlement, endorsement and presentment, and disclosure of cash transactions exceeding $10,000 to the Internal Revenue Service.

USA PATRIOT Act of 2001. In October 2001, the USA PATRIOT Act was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C., which occurred on September 11, 2001. The USA PATRIOT Act is intended to strengthen the ability of U.S. law enforcement agencies and the intelligence communities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the USA PATRIOT Act on financial institutions of all kinds is significant and wide ranging. The USA PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or “SOX.” The stated goals of SOX are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. SOX is the most far-reaching U.S. securities legislation enacted since the 1930’s. SOX generally applies to all companies that, like Monarch, file or are required to file periodic reports under the Securities Exchange Act of 1934. The required implementation of SOX for companies with less than $75 Million in market capitalization has been delayed until fiscal year ending on or after December 15, 2007. The Company anticipates the cost of SOX compliance to be detrimental to profitability, should the current implementation date not be further modified.

SOX includes very specific additional disclosure requirements and new corporate governance rules, requires the Securities and Exchange Commission, or SEC, and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specified issues by the SEC. SOX represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

SOX addresses, among other matters: audit committees; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; a prohibition on insider trading during pension plan black out periods; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers (subject to certain exceptions for public companies that are financial institutions, like us); disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; “real time” filing of periodic reports; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws.

Governmental Monetary Policies

The earnings and growth of the Company are affected not only by general economic conditions, but also by the monetary policies of various governmental regulatory authorities, particularly the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “Federal Reserve”). The Federal Reserve Board’s Open Market Committee implements national monetary policy in United States government securities, control of the discount rate and establishment of reserve requirements against both member and nonmember financial institutions’ deposits. These actions have a significant effect on the overall growth and distribution of loans, investments and deposits, as well as the rates earned on loans, or paid on deposits.

Management of the Company is unable to predict the effect of possible changes in monetary policies upon the future operating results of the Company.

Access to Filings

The Company makes available all periodic and current reports, free of charge, on its website as soon as reasonably practicable after such material is electronically filed with, or furnished to the Securities and Exchange Commission (SEC). Monarch’s website address is www.monarchbank.com. After accessing the Website, the filings are available upon selecting the About Monarch & Investor Documents menu items. The contents of the website are not incorporated into this report or into Monarch’s other filings with the SEC.

The public may read and copy any materials Monarch Financial Holdings, Inc., files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. In addition the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at its website (http://www.sec.gov).

Item 1A.	Risk Factors

An investment in our common stock involves risk, and you should not invest in our common stock unless you can afford to lose some or all of your investment. You should carefully read the risks described below before you decide to buy any of our common stock. Our business, prospects, financial condition and results of operations could be harmed by any of the following risks.

Risks Relating to Our Business

Changes in interest rates may impact our net interest margin and profitability.

Our profitability depends in substantial part on our net interest margin, which is the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Our net interest margin depends on many factors that are partly or completely outside of our control, including competition, monetary and fiscal policies, and economic conditions generally. Prior to June of 2004, the Federal Reserve cut short-term interest rates 12 times beginning January 2001. Since June 2004, the Federal Reserve has increased short-term interest rates 17 times. Our net interest margin is negatively impacted when the Federal Reserve lowers rates and positively impacted when they increase rates due to our large portfolio of floating rate loans tied to the Wall Street Journal Prime Rate. We anticipate that our profitability will continue to improve in the current rising rate environment only if we control the costs of deposits and other borrowings which are used to fund our loans. We try to minimize our exposure to interest rate risk, but we are unable to completely eliminate this risk.

Our profitability depends significantly on economic conditions in our market area.

Our success depends to a large degree on the general economic conditions in South Hampton Roads, Virginia. An economic downturn in our market area could cause any of the following consequences, each of which could adversely affect our business:

•	demand for our products and services could decline;

•	loan delinquencies may increase; and

•	problem assets and foreclosures may increase.

Additionally, the adverse consequences to us in the event of an economic downturn in our market could be compounded by the fact that the majority of our commercial and real estate loans are secured by real estate located in our market area. A significant decline in real estate values in our market would mean that the collateral for many of our loans would provide less security. As a result, we would be more likely to suffer losses on defaulted loans because our ability to fully recover on defaulted loans by selling the real estate collateral securing the loans would be diminished. In addition, many of our loans are dependent on the successful completion of real estate projects and the demand for the sale of homes, both of which could be adversely affected by a decline in the real estate markets.

Future economic conditions in our market will depend on factors outside of our control such as political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government, military and fiscal policies and inflation. Adverse changes in economic conditions in our market would likely impair our ability to collect loans and could otherwise have a negative effect on our financial condition.

If we experience greater loan losses than anticipated, it will have an adverse effect on our net income and our ability to fund our growth strategy.

While the risk of nonpayment of loans is inherent in banking, if we experience greater nonpayment levels than we anticipate, our earnings and overall financial condition, as well as the value of our common stock, could be adversely affected. We cannot assure you that our monitoring, procedures and policies will reduce certain lending risks or that our allowance for loan losses will be adequate to cover actual losses. In addition, as a result of the growth in our loan portfolio, loan losses may be greater than management’s estimates of the appropriate level for the allowance. Loan losses can cause insolvency and failure of a financial institution and, in such an event, our shareholders could lose their entire investment. In addition, future provisions for loan losses could materially and adversely affect our profitability. Any loan losses will reduce the loan loss allowance. A reduction in the loan loss allowance will be restored by an increase in our provision for loan losses. This would reduce our earnings, which could have an adverse effect on our stock price.

We rely heavily on our management team and the unexpected loss of any of those personnel could adversely affect our operations; we depend on our ability to attract and retain key personnel.

We are a client-focused and relationship-driven organization. We expect our future growth to be driven in a large part by the relationships maintained with our clients by our executive and senior lending officers. We have entered into an employment agreement with Mr. Rountree, President and Chief Executive Officer. The existence of such agreements, however, does not necessarily assure that we will be able to continue to retain his services. The unexpected loss of Mr. Rountree or other key employees could have a material adverse effect on our business and possibly result in reduced revenues and earnings. We maintain key man life insurance policies on many of our executives and officers.

Also, our anticipated growth and success, in large part, will be due to the services provided by our mortgage banking officers and the employees of our residential mortgage division. The loss of services of one or more of these persons could have a material adverse effect on our operations and our business could suffer. Our mortgage loan originators are not a party to any employment agreement with us and they could terminate their employment with us at any time and for any reason.

The implementation of our business strategy will also require us to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships as well as new financial products and services. Many experienced banking professionals employed by our competitors are covered by agreements not to compete or solicit their existing clients if they were to leave their current employment. These agreements make the recruitment of these professionals more difficult. The market for these people is competitive, and we cannot assure you that we will be successful in attracting, hiring, motivating or retaining them.

We may incur losses if we are unable to successfully manage interest rate risk.

Our profitability will depend in substantial part upon the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities. We may pay above-market rates to attract deposits as we have done in some of our marketing promotions in the past. Changes in interest rates will affect our operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits, the volume of loan originations in our mortgage banking business and the value we can recognize on the sale of mortgage and home equity loans in the secondary market. We attempt to minimize our exposure to interest rate risk, but we will be unable to eliminate it. Based on our asset/liability position at December 31, 2006, a rise in interest rates would benefit our net interest income in the short term. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally.

Our profitability depends on our ability to manage our balance sheet to minimize the effects of interest rate fluctuation on our net interest margin.

Our results of operations depend on the stability of our net interest margin, which is the difference in the yield we earn on our earning assets and our cost of funds, both of which are influenced by interest rate fluctuations. Interest rates, because they are influenced by, among other things, expectations about future events, including the level of economic activity, federal monetary and fiscal policy and geo-political stability, are not predictable or controllable. In addition, the interest rates we can earn on our loan and investment portfolios and the interest rates we pay on our deposits are heavily influenced by competitive factors. Community banks are often at a competitive disadvantage in managing their cost of funds compared to the large regional, super-regional or national banks that have access to the national and international capital markets. These factors influence our ability to maintain a stable net interest margin.

Our long-term goal is to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period so that we may reasonably predict our net interest margin; however, interest rate fluctuations, loan prepayments, loan production and deposit flows are constantly changing and influence our ability to maintain this neutral position. Generally speaking, our earnings will be more sensitive to fluctuations in interest rates the greater the variance in the volume of assets and liabilities that mature or re-price in any period. The extent and duration of the sensitivity will depend on the cumulative variance over time, the velocity and direction of interest rates, and whether the Company is more asset sensitive or liability sensitive. Accordingly, we may not be successful in maintaining this neutral position and, as a result, our net interest margin may suffer, which will negatively impact our earnings.

Our directors and executive officers own our common stock, and their interests may conflict with those of our other shareholders.

As of March 1, 2007, our directors and executive officers beneficially owned approximately 674,505 shares or 15.46% of our common stock. Accordingly, such persons will be in a position to exercise substantial influence over our affairs and may impede the acquisition of control by a third party. We cannot assure investors that the interests of our directors and executive officers will always align precisely with the interests of the holders of our common stock.

We do not plan to pay cash dividends in the immediate, foreseeable future.

We do not expect to pay cash dividends on our common stock in the near future. Our ability to declare and pay cash dividends will be dependent upon, among other things, restrictions imposed by the reserve and capital requirements of Virginia and federal banking regulations, our income and financial condition, tax considerations and general business conditions.

Our future success will depend on our ability to compete effectively in the highly competitive financial services industry.

The Banking business is highly competitive, and we face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive financial services environment. Some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured state-chartered banks, national banks and federal savings institutions. As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various services. Some of these competitors are subject to similar regulation but have the advantages of larger established customer bases, higher lending limits, extensive branch networks, numerous ATMs, greater advertising-marketing budgets and other factors.

Monarch Bank encounters strong competition from a variety of bank and non-bank financial services providers. These competitors include commercial banks, savings banks, credit unions, consumer finance companies, brokerage firms, money market mutual funds, mortgage banks, leasing, and finance companies. In addition, the delivery of financial services has changed significantly with the telephone, ATM, personal computer and the Internet being used to access information and perform banking transactions.

Competition in the Company’s target market area for loans to businesses, professionals and consumers is very strong. Most of the Company’s competitors have substantially greater resources and lending limits than the Company and offer certain services, such as extensive and established branch networks and trust services that the Company cannot provide. Moreover, larger institutions operating in the South Hampton Roads have access to borrowed funds at lower cost than will be available to the Company. Several community banks are headquartered in the Company’s trade areas. Several regional and super-regional banks, as well as a number of large credit unions, also have banking offices in the Company’s market area. Competition among institutions for checking and saving deposits in the area is intense.

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our clients’ ability to pay these loans, which in turn could impact us. Risk of loan defaults and foreclosures are unavoidable in the Banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

Our legal lending limit may limit our growth.

We are limited in the amount we can lend to a single borrower by the amount of our capital. Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus to any one borrower. As of December 31, 2006, we were able to lend approximately $6,700,000 to any one borrower. This amount is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We can accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not efficient or always available. We may not be able to attract or maintain clients seeking larger loans or may not be able to sell participations in such loans on terms we consider favorable.

If our allowance for loan losses becomes inadequate, our results of operations may be adversely affected.

We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses in our loan portfolio. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of our clients relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control, and these losses may exceed our current estimates. Rapidly growing loan portfolios are, by their nature, unseasoned. As a result, estimating loan loss allowances is more difficult, and may be more susceptible to changes in estimates, and to losses exceeding estimates, than more seasoned portfolios. Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in our loan portfolio, we cannot fully predict such losses or that our loan loss allowance will be adequate in the future. Excessive loan losses could have a material impact on our financial performance. Because of our growth strategy, we expect that our earnings will be negatively impacted by loan growth, which requires additions to our allowance for loan losses. Consistent with our loan loss reserve methodology, we expect to make additions to our loan loss reserve levels as a result of our growth strategy, which may affect our short-term earnings.

Federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in the amount of our provision or loans charged-off as required by these regulatory agencies could have a negative effect on our operating results.

Our operations depend upon third party vendors that perform services for us.

We outsource many of our operating and banking functions, including our data processing function, our item processing and the interchange and transmission services for our ATM network. As such, our success and our ability to expand our operations depend on the services provided by these third parties. Disputes with these third parties can adversely affect our operations. We may not be able to engage appropriate vendors to adequately service our needs and the vendors that we engage may not be able to perform successfully.

Our ability to operate profitably may be dependent on our ability to implement various technologies into our operations.

The market for financial services, including banking services and consumer finance services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, internet-based banking and telebanking. Our ability to compete successfully in our markets may depend on the extent to which we are able to exploit such technological changes. If we are not able to afford such technologies, properly or timely anticipate or implement such technologies, or properly train our staff to use such technologies, our business, financial condition or operating results could be adversely affected.

Our profitability and the value of your investment may suffer because of rapid and unpredictable changes in the highly regulated environment in which we operate.

We are subject to extensive supervision by several governmental regulatory agencies at the federal and state levels. Recently enacted, proposed and future banking legislation and regulations have had, and will continue to have, or may have a significant impact on the financial services industry. These regulations, which are intended to protect depositors and not our shareholders, and the interpretation and application of them by federal and state regulators, are beyond our control, may change rapidly and unpredictably and can be expected to influence our earnings and growth. Our success depends on our continued ability to maintain compliance with these regulations. Some of these regulations may increase our costs and thus place other financial institutions that are not subject to similar regulation in stronger, more favorable competitive positions.

If we need additional capital in the future to continue our growth, we may not be able to obtain it on terms that are favorable. This could negatively affect our performance and the value of our common stock.

Our business strategy calls for continued growth. We anticipate that we will be able to support this growth through the generation of additional deposits at new locations as well as investment opportunities. However, we may need to raise additional capital in the future to support our continued growth and to maintain our capital levels. Our ability to raise capital through the sale of additional securities will depend primarily upon our financial condition and the condition of financial markets at that time. We may not be able to obtain additional capital in the amounts or on terms satisfactory to us. Our growth may be constrained if we are unable to raise additional capital as needed.

We may in the future issue additional stock, any or all of which will dilute your percentage ownership and, possibly, the value of your shares.

Our board of directors has the authority to issue all or part of any authorized but unissued common shares without prior shareholder approval and without allowing the shareholders the right to purchase their pro rata portion of such shares. This includes shares authorized to be issued under our stock option plans. The issuance of any new common shares will dilute your percentage ownership, and could dilute the value of your shares.

There is a limited trading market for our common stock; it may be difficult to sell our shares after you have purchased them.

Our common stock is currently listed on the NASDAQ Capital Market under the symbol “MNRK.” The volume of trading activity in our stock is relatively limited. Even if a more active market develops, there can be no assurance that such market will continue, or that you will be able to sell your shares at or above the offering price.

Regulatory Risks

Our need to comply with extensive and complex government regulation could have an adverse effect on our business.

The Banking industry is subject to extensive regulation by state and federal banking authorities. Many of the Banking regulations we are governed by are intended to protect depositors, the public or the insurance funds maintained by the Federal Deposit Insurance Corporation, not shareholders. Banking regulations affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business. These requirements may constrain our rate of growth and changes in regulations could adversely affect us. The burden imposed by these federal and state regulations may place banks in general, and the Company specifically, at a competitive disadvantage compared to less regulated competitors. In addition, the cost of compliance with regulatory requirements could adversely affect our ability to reduce losses or operate profitably.

In addition, because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future nor the impact those changes may have on our operations. Although Congress in recent years has sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, we fully expect that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.

The costs of being a public company are proportionately higher for small companies like us due to the requirement of the Sarbanes-Oxley Act.

The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. These regulations are applicable to our company. We expect to experience increasing compliance costs, including costs related to internal controls and the requirement that our auditors attest to and report on management’s assessment of our internal controls, as a result of the Sarbanes-Oxley Act. The regulations are expected to be applicable to us sometime in 2007. These necessary costs are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors.

Item 1B.	Unresolved Staff Comments

Not applicable

Item 2.	Properties

The listing below provides certain information with respect to our properties. The Company believes its facilities are in good operating condition, are suitable and adequate for its operational needs and are adequately insured.

Corporate Headquarters

1101 Executive Boulevard, Chesapeake, VA (leased)

Banking Offices

750 Volvo Parkway, Chesapeake, VA (land leased, building owned)

601 Battlefield Boulevard South, Chesapeake, VA (leased)

100 Lynnhaven Parkway, Virginia Beach, VA (owned)

3701 Pacific Avenue, Suite 100, Virginia Beach, VA (leased)

4216 Virginia Beach Boulevard, Virginia Beach, VA (leased)

5225 Providence Road, Virginia Beach, VA (leased)

318 W. 21st Street, Norfolk, VA (leased)

240 East Main Street, Norfolk, VA (leased)

150 Boush Street, Norfolk, VA (leased)

Mortgage Lending Offices

320 W. 21st Street, Norfolk, VA (leased)

750 Volvo Parkway, Chesapeake, VA (land leased, building owned)

Investment Offices

621 Lynnhaven Parkway, Suites 250 and 251, Virginia Beach, VA (leased)

Item 3.	Legal Proceedings

There are no legal proceedings pending against the Company.

Item 4.	Submission of Matters to a Vote for Security Holders

There were no matters submitted to a vote of security holders during the three month period ending December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the NASDAQ Capital Market under the symbol MNRK. As of March 1, 2007, there were 2,033 known holders of Common Stock.

The table below summarizes the history of the stock dividend and splits that have been authorized by the Company. All calculations have been adjusted for the stock dividend and splits.

Event Description	25% Stock Split	10% Stock Dividend	20% Stock Split	20% Stock Split
Pay date	6/30/2006	11/30/2005	6/15/2004	6/16/2003
Record date	6/9/2006	11/10/2005	5/17/2004	5/6/2003
Declaration date	4/19/2006	10/27/2005	4/21/2004	4/16/2003

The table below presents the high and low closing sales’ prices for the Company’s common stock for the past two years. Market values are shown per share and are based on the shares outstanding, on a split adjusted basis, for 2006 and 2005.

Market Price for Common Stock	High	2006 Low	Close
1st Quarter	$16.72	$11.92	$16.40
2nd Quarter	20.12	15.80	15.80
3rd Quarter	18.50	15.41	18.50
4th Quarter	18.50	15.80	17.50

	High	2005 Low	Close
1st Quarter	$11.27	$10.37	$10.91
2nd Quarter	11.09	10.18	10.37
3rd Quarter	11.82	10.33	11.27
4th Quarter	13.47	10.77	12.68

The Company has never declared a cash dividend on its common stock. The Company is subject to certain restrictions imposed by the reserve and capital requirements of Federal and Virginia banking statutes and regulations. It is anticipated that all of the Company’s earnings in the foreseeable future will be required for use in the development of the Company’s business. The declaration and payment of cash dividends will depend on the Company’s earnings, financial condition, and other factors. Thus, there can be no assurance of when, and if, the Company will pay cash dividends on its shares. On July 15, 2003, Monarch Bank completed a combined shareholder rights offering and public offering for a total of 789,360 shares in both offerings at an adjusted price of $9.47 per share. The Company raised approximately $7.0 million in the offerings after payment of expenses. On May 31, 2005, the Company sold in a private offering 495,000 shares at $13.18 per share, which raised approximately $6.5 Million after the payment of expenses.

The Company did not repurchase any shares of its common stock during the three months ended December 31, 2006.

Market Price of the Registrant’s Common Equity and Related Stockholder Matters.

The following graph compares the Bank’s cumulative total return to its shareholders with the returns of two indexes for the five-year period ended December 31, 2006. The cumulative total return was calculated taking into consideration changes in stock price, cash dividends, stock dividends and stock splits since December 31, 2006. The indexes are the NASDAQ Index and the NASDAQ Bank Index. The NASDAQ Bank Index contains securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as Banks. They include banks providing a broad range of financial services, including retail banking, loans and money transmissions. On December 31, 2006, the index was comprised of 538 banks.

	2001	2002	2003	2004	2005	2006
Monarch Financial Holdings, Inc.	100	100	128	137	167	231
NASDAQ Bank Index	100	102	132	151	147	165
NASDAQ Index	100	69	103	113	115	126

Item 6.	Selected Financial Data

The following consolidated summary sets forth the Company’s selected financial data for the periods and at the dates indicated. The selected financial data have been derived from the Company’s audited financial statements for each of the five years that ended December 31, 2006, 2005, 2004, 2003 and 2002.

	Years Ended December 31,
	2006	2005	2004	2003	2002
Results of Operations:
Interest income	$25,110	$15,527	$9,392	$7,576	$5,901
Interest expense	10,861	5,507	3,232	2,788	2,351

Net interest income	14,249	10,020	6,160	4,788	3,550
Provision for loan losses	559	915	305	205	377

Net interest income after provision for loan losses	13,690	9,105	5,855	4,583	3,173
Non-interest income	3,615	3,161	2,412	1,158	636
Securities gains ( losses)	(29)	(11)	(16)	18	79
Non-interest expenses	11,870	9,088	7,113	5,050	3,634

Income before income taxes	5,406	3,167	1,138	709	254

Minority interests in subsidiary’s net (income) losses	6	—	(7)	(9)	(16)
Income tax expense (benefit)	1,786	1,065	374	159	(123)
Net income	3,626	2,102	757	541	361
Per Share Data:
Net income, basic	$0.91	$0.57	$0.23	$0.20	$0.16
Net income, diluted	0.87	0.55	0.22	0.19	0.16
Book value at period end	8.42	7.56	6.40	6.15	5.65

Balance Sheet Data:
Assets	$407,720	$331,174	$226,858	$184,036	$145,837
Loans, net of unearned income	318,028	260,581	177,141	132,630	97,567
Securities	50,029	36,399	33,041	37,906	37,600
Deposits	314,113	273,073	171,376	143,104	120,698
Borrowings	58,075	26,976	33,812	20,616	12,098
Shareholders’ equity	34,014	29,802	21,116	20,112	12,887
Average shares outstanding, basic (1)	3,966,207	3,657,267	3,285,878	2,743,630	2,267,266
Average shares outstanding, diluted (1)	4,187,647	3,819,959	3,426,997	2,856,051	2,331,327

Performance Ratios:
Return on average assets	1.05%	0.82%	0.39%	0.34%	0.32%
Return on average equity	11.38%	8.14%	3.68%	3.32%	2.89%
Capital to assets	8.34%	9.00%	9.31%	10.93%	8.84%
Efficiency ratio (2)	66.55%	69.01%	83.13%	84.29%	85.21%

Risk-based capital ratios:
Tier 1 capital	12.18%	9.86%	9.92%	11.41%	9.65%
Total capital	13.07%	10.74%	10.76%	12.25%	10.46%

(1)	Amounts have been adjusted to reflect all Common Stock splits and dividends as of December 31, 2006.
(2)	The efficiency ratio is a key performance indicator in the Company’s industry. The Company monitors this ratio in tandem with other key indicators for signals of potential trends that should be considered when making decisions regarding strategies related to such areas as asset liability management, business line development, and growth and expansion planning. The ratio is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income, net of any securities gains or losses. It is a measure of the relationship between operating expenses to earnings. See “Critical Accounting Policies” on page 41 for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Risks and Cautionary Statement Concerning Forward Looking Statement

The Private Securities Litigation Reform Act of 1995 (the “1995 Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Company and on information available at the time these statements and disclosures were prepared.

This report includes and incorporates by reference forward-looking statements within the meaning of the 1995 Act. These statements are included throughout this report, and in the documents incorporated by reference in this report, and relate to, among other things, projections of revenues, earnings, earnings per share, cash flows, capital expenditures, or other financial items, expectations regarding acquisitions, discussions of estimated future revenue enhancements, potential dispositions, and changes in interest rates. These statements also relate to the Company’s business strategy, goals and expectations concerning the Company’s market position, future operations, margins, profitability, liquidity, and capital resources. The words “believe”, “anticipate”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, and similar terms and phrases identify forward-looking statements in this report and in the documents incorporated by reference in this report.

Although the Company believes the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The Company’s operations involve risks and uncertainties, many of which are outside the Company’s control, and any one of which, or a combination of which, could materially affect the Company’s results of operations and whether the forward-looking statements ultimately prove to be correct.

Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a number of factors. Factors that may cause actual results to differ materially from those expected include the following:

•	General economic conditions may deteriorate and negatively impact the ability of borrowers to repay loans and depositors to maintain balances;

•	General decline in the residential real estate construction and finance market;

•	Decline in market value of real estate in the Company’s markets;

•	Changes in interest rates could reduce net interest income and/or the borrower’s ability to repay loans;

•	Competitive pressures among financial institutions may reduce yields and profitability;

•	Legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses that the Company is engaged in;

•	New products developed or new methods of delivering products could result in a reduction in business and income for the Company;

•	The Company’s ability to continue to improve operating efficiencies;

•	Natural events and acts of God such as earthquakes, fires and floods;

•	Loss or retirement of key executives; and

•	Adverse changes may occur in the securities market.

OVERVIEW

The purpose of this discussion is to focus on important factors affecting the Company’s financial condition and results of operations. The discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes to assist in the evaluation of the Company’s 2006 performance.

ANALYSIS OF OPERATING RESULTS

NET INCOME

Monarch reported net income of $3,626,458 for the year ended December 31, 2006 compared to $2,101,831 and $757,054 for the years ended December 31, 2005 and 2004, respectively. For the year ended December 31, 2006, the basic and diluted earnings per share were $0.91 and $0.87, respectively. The basic and diluted earnings per share were $0.57 and $0.55 for December 31, 2005, and $0.23 and $0.22, respectively, for the year ended December 31, 2004.

Two important and commonly used measures of profitability are return on assets (net income as a percentage of average total assets) and return on shareholders’ equity (net income as a percentage of average common shareholders’ equity). The Company’s returns on average assets were 1.05%, 0.82% and 0.39% for the years ended December 31, 2006, 2005 and 2004, respectively. The returns on average shareholders’ equity were 11.38%, 8.14% and 3.68% for the same time periods.

The Company’s positive earnings growth trend was due to several factors. Net interest income increased $4,229,823, or 42.2% compared to $10,019,938 in 2005, which was up $3,859,941, or 62.7%, compared to the same period in 2004 due to strong earning asset growth coupled with an improved net interest margin. Non-interest income grew by $435,856, or 13.8% to $3,585,758 for 2006 due to strong growth in deposit related service charges and income from bank owned life Insurance (“BOLI”). Non-interest income grew by $753,762 or 31.5% for a total of $3,149,902 in 2005, driven primarily by revenue generation at Monarch Home Funding, the Company’s secondary mortgage originator and strong growth in deposit related service charges. Non-interest expenses associated with supporting the Company’s 2006 growth increased $2,781,681 or 30.6% for a total of $11,869,592, compared to 27.8% or $1,975,008 for a total of $9,087,911 in 2005. The majority of the increases were in salaries, benefits and occupancy expenses. The net effect was an increase in pre-tax income of 70.9% and an increase in net income of 72.5%, or $1,524,627 for 2006. In 2005 the pre-tax increase was 180.1% and the increase in net income 177.6%, or $1,344,777.

NET INTEREST INCOME

Net interest income, the Company’s primary source of revenue, is the excess of interest income over interest expense. Net interest income is influenced by a number of factors, including the volume of interest-earning assets and interest-bearing liabilities, the mix of interest-earning assets and interest-bearing liabilities, the interest rates earned on earning assets, and the interest rates paid to obtain funding to support the assets. For analytical purposes, net interest income is adjusted to a taxable equivalent basis to recognize the income tax savings on tax-exempt assets, such as bank owned life insurance (BOLI) and state and municipal securities. A tax rate of 34% was used in adjusting interest on BOLI, tax-exempt securities and loans to a fully taxable equivalent basis. The difference between rates earned on interest-earning assets (with an adjustment made to tax-exempt income to provide comparability with taxable income, i.e. the “FTE” adjustment) and the cost of the supporting funds is measured by the net interest margin.

Increases in both the 2006 and 2005 net interest income are attributable to higher rates coupled with increased volume. Continued trends of rising rates and a growth in average earning assets, primarily loans, that outpaced growth in average interest-bearing liabilities strengthened the net interest margin and spread and resulted in a 42.2% or $4,229,823 increase in net interest income in 2006 compared to a 62.7% or $3,859,941 increase in 2005. The Company purchased BOLI in the amount of $6,000,000 in October 2005. The tax-exempt income from this transaction is included in earning assets, further enhancing net interest margin and spread.

The Company’s balance sheet is asset-sensitive with a majority of the Company’s earning assets repricing within a one year time frame, with many of the loans repricing on a daily basis based on market indexes. Beginning in 2004, the Federal Reserve has been increasing the target federal funds rate by 0.25% numerous times per year. The increase in the target federal funds rate and the related effect on the prime lending rate and U.S. Treasury security rates had a positive impact on net interest income in both 2006 and 2005. The Wall Street Journal prime rate has increased with the rise in the federal funds rate. A majority of the loan portfolio is tied to the Wall Street Journal Prime rate, with 75.8% of all loans repricing due to maturity or contractual repricing (to the prime rate or another market index) in 2007.

The FTE-adjusted net interest margin is the primary measure used in evaluating the effectiveness of the management of earning assets and the liabilities funding those assets. The yield on interest earning assets was 7.72% in 2006, 6.42% in 2005 and 5.11% in 2004. Funding costs on interest bearing deposits and short-term borrowings were 4.18% in 2006, 2.95% in 2005, 2.29% in 2004. The net yield on earning assets was 4.43% in 2006, 4.15% in 2005, and 3.35% in 2004. Table 1 depicts interest income on average earning assets and related yields, as well as interest expense on average interest-bearing liabilities and related rates paid for the periods indicated.

Table 2 presents the dollar amount of changes in interest income and interest expense, and distinguishes between the changes related to increases or decreases in average outstanding balances of interest-earning assets and interest-bearing liabilities (volume), and the changes related to increases or decreases in average interest rates on such assets and liabilities (rate).

During 2006, net interest income was $14,249,761, an increase of $4,229,823 or 42.2% compared to 2005. Total interest and fees on loans increased 61.1% to $23,651,179 and interest on investments increased $155,828, or 25.0%. The increase in interest and fees on loans, the major contributor to interest income, was due to rising rates coupled with growth in rate sensitive balances, while a marginal increase in investment securities outstanding, a change in the portfolio mix and rising interest rates were also contributing factors. Interest expense on deposits for 2006 increased 98.5%, or $4,927,794 as the Company focused on offering attractive rates for money market accounts as part of a continued growth funding strategy. Growth in non-interest paying checking accounts also contributed to the improved net interest margin in 2006 by providing a source of funds without interest expense. The Company’s 2006 interest expense on short-term borrowings increased $425,824, or 84.6% when compared to 2005. In July 2006, the Company issued trust preferred subordinated debt in the amount of $10,000,000, which is included in short-term borrowings. Interest on the trust preferred subordinated debt is calculated on a LIBOR-indexed rate, which adjusts, and is payable, quarterly.

During 2005, net interest income was $10,019,938, an increase of $3,859,941 or 62.7% compared to 2004. Total interest and fees on loans increased 70.0% to $14,684,743 and interest on investments declined $18,622, or 2.9%. The increase in interest and fees on loans, the major contributor to interest income, was due to rising rates coupled with growth in rate sensitive balances. Interest expense on deposits for 2005 increased 68.9%, or $2,040,952 as the Company focused on offering attractive rates for money market accounts as part of a growth funding strategy. The increase in non-interest paying checking accounts in the deposit mix also contributed to the improved net interest margin in 2005. The Company’s 2005 interest expense on short-term borrowings increased $233,974, or 86.9% when compared to 2004. Total interest income growth significantly outpaced interest expense further benefiting net interest income.

Table 1—NET INTEREST INCOME ANALYSIS

The following is an analysis of net interest income, on a taxable equivalent basis.

	2006			2005 (1)			2004
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Loans:
Commercial	$116,782	$9,336	7.99%	$76,393	$5,293	6.93%	$51,386	$2,907	5.66%
Mortgage	116,425	9,739	8.37%	97,842	6,693	6.84%	73,807	4,129	5.59%
Consumer	58,462	4,576	7.83%	44,452	2,699	6.07%	31,933	1,602	5.02%

Total loans	291,669	23,651	8.11%	218,687	14,685	6.72%	157,126	8,638	5.50%

Securities:
Federal agencies	11,404	436	3.82%	7,780	225	2.89%	7,734	180	2.33%
Mortgage-backed	4,950	252	5.09%	7,140	290	4.06%	9,358	301	3.22%
State and municipal	281	13	4.63%	683	30	4.39%	2,127	91	4.28%
Other securities	2,137	77	3.60%	2,147	79	3.68%	2,260	83	3.67%

Total securities	18,772	778	4.14%	17,750	624	3.52%	21,479	655	3.05%

Deposits in other banks	13,325	681	5.11%	5,563	219	3.94%	5,620	112	1.99%

Bank owned life insurance	6,171	365	5.91%	1,354	84	6.20%	—	—	—
Total interest-earning assets	329,937	25,475	7.72%	243,354	15,612	6.42%	184,225	9,405	5.11%

Less: Allowance for loan losses	(3,177)			(2,177)			(1,804)
Other non-earning assets	18,047			15,882			10,322

Total assets	$344,807			$257,059			$192,743

Liabilities and Shareholders’ Equity
Deposits:
Demand	$9,561	20	0.21%	$9,855	25	0.25%	$8,973	30	0.33%
Money market	154,176	6,837	4.43%	69,229	2,194	3.17%	17,088	249	1.46%
Savings	7,751	49	0.63%	13,323	90	0.68%	17,752	121	0.68%
Time	70,217	3,026	4.31%	77,986	2,695	3.46%	85,022	2,563	3.01%

Total deposits	241,705	9,932	4.11%	170,393	5,004	2.94%	128,835	2,963	2.30%

Other borrowings	17,995	928	5.16%	16,368	503	3.07%	12,465	269	2.16%

Total interest-bearing liabilities	259,700	10,860	4.18%	186,761	5,507	2.95%	141,300	3,232	2.29%

Demand deposits	51,685			42,958			30,657
Other liabilities	1,550			1,430			215
Shareholders’ equity	31,872			25,910			20,571

Total liabilities and Shareholders’ equity	$344,807			$257,059			$192,743

Interest rate spread			3.54%			3.47%			2.82%

Net yield on earning assets			4.43%			4.15%			3.35%

Reconcilement to GAAP
Net interest income tax equivalent		14,615			10,104			6,173
Less: Taxable equivalent adjustment		124			27			13
Less: BOLI interest income		241			57			—

		$14,250			$10,020			$6,160

1.	Commercial loans were restated to exclude loans held for sale.

Table 2—CHANGES IN NET INTEREST INCOME (RATE/VOLUME ANALYSIS)

Net interest income is the product of the volume of average earning assets and the average rates earned, less the volume of average interest-bearing liabilities and the average rates paid. The portion of change relating to both rate and volume is allocated to each of the rate and volume changes based on the relative change in each category. The following table analyzes the changes in both rate and volume components of net interest income on a taxable equivalent basis for the past two years (in thousands):

	2006 vs 2005			2005 vs 2004
	Interest Increase (Decrease)	Change Attributable to		Interest Increase (Decrease)	Change Attributable to
		Rate	Volume		Rate	Volume
Interest income
Loans:
Commercial	$4,043	$2,842	$1,201	$2,553	$1,830	$723
Mortgage	3,046	1,402	1,644	2,397	1,508	889
Consumer	1,877	979	898	1,097	714	383

Total loans	8,966	5,223	3,743	6,047	4,051	1,995

Securities:
U.S. Government	—	—	—	—	—	—
Federal agencies	211	125	86	45	1	44
Mortgage-backed	(38)	(101)	63	(11)	(80)	69
State and municipal	(16)	(18)	2	(62)	(61)	(1)
Other securities	(2)	—	(2)	(4)	(4)	—

Total securities	155	6	149	(32)	(144)	112

Deposits in other banks	430	362	68	107	50	57
Bank owned life insurance	185	188	(3)	56	56	—

Total interest income	$9,736	$5,779	$3,957	$6,178	$4,014	$2,164

Interest expense
Deposits:
Demand	$(5)	$(1)	$(4)	$2	$2	$—
Money market	4,643	3,503	1,140	2,085	906	1,179
Savings	(41)	(36)	(5)	(2)	(26)	24
Time	331	(288)	619	747	(173)	920

Total deposits	4,928	3,178	1,750	2,832	709	2,123
Other borrowings and repurchase agreements	426	47	379	234	99	135

Total interest expense	5,354	3,225	2,129	3,066	808	2,258

Net interest income	$4,382	$2,554	$1,828	$3,112	$3,206	$(94)

MARKET RISK MANAGEMENT

In 2006 as with 2005, Management spent a great deal of time focusing on the management of the balance sheet to maximize net interest income. The Company’s primary component of market risk is interest rate volatility. The Company’s primary objectives for managing interest rate volatility is to identify opportunities to maximize net interest income while ensuring adequate liquidity and carefully managing interest rate risk. The Asset/Liability Management Committee (“ALCO”), which is composed of executive officers, is responsible for:

•	Monitoring corporate financial performance;

•	Meeting liquidity requirements;

•	Establishing interest rate parameters, indices, and terms for loan and deposit products;

•	Assessing and evaluating the competitive rate environment;

•	Monitoring and measuring interest rate risk.

Interest rate risk refers to the exposure of the Company’s earnings and market value of portfolio equity (“MVE”) to changes in interest rates. The magnitude of the change in earnings and MVE resulting from interest rate changes is impacted by the time remaining to maturity on fixed-rate obligations, the contractual ability to adjust rates prior to maturity, competition, and the general level of interest rates and customer actions.

There are several common sources of interest rate risk that must be effectively managed if there is to be minimal impact on the Company’s earnings and capital. Repricing risk arises largely from timing differences in the pricing of assets and liabilities. Reinvestment risk refers to the reinvestment of cash flows from interest payments and maturing assets at lower or higher rates. Basis risk exists when different yield curves or pricing indices do not change at precisely the same time or in the same magnitude such that assets and liabilities with the same maturity are not all affected equally. Yield curve risk refers to unequal movements in interest rates across a full range of maturities.

In determining the appropriate level of interest rate risk, ALCO reviews the changes in net interest income and MVE given various changes in interest rates. The Company also considers the most likely interest rate scenarios, local economics, liquidity needs, business strategies, and other factors in determining the appropriate levels of interest rate risk. To effectively measure and manage interest rate risk, simulation analysis is used to determine the impact on net interest income and MVE from changes in interest rates.

Interest rate sensitivity analysis presents the amount of assets and liabilities that are estimated to reprice through specified periods if there are no changes in balance sheet mix. The interest rate sensitivity analysis in Table 3 reflects the Company’s assets and liabilities on December 31, 2006 that will either be repriced in accordance with market rates, mature or are estimated to mature early or prepay within the periods indicated (in thousands). This is a one-day position that is continually changing and is not necessarily indicative of the Company’s position at any other time. Interest-bearing demand deposits and Money Market balances are considered interest sensitive for 50% of the outstanding balances. Management believes this structure makes for a more accurate and meaningful view of the Company’s interest sensitivity position.

As illustrated in the table, Monarch is asset-sensitive, primarily due to its adjustable rate loan portfolio. The majority of these loans is indexed to the Wall Street Journal Prime rate and can adjust either daily or monthly. To match this, the Company has also kept the maturities of most of its borrowings short, either maturing or repricing within one month. The Company also attempts to match longer term assets with certificates of deposit with terms of three to five years.

TABLE 3—INTEREST RATE SENSITIVITY ANALYSIS

	3 Months or Less	> 3 Months to 1 Year	> 1 Year to 3 Years	> 3 Years to 5 Years	> 5 Years	Total

Interest sensitive assets:
Interest bearing deposits and Federal funds sold	$9,462	$—	$—	$—	$—	$9,462
Securities	36,501	2,421	6,823	1,564	2,720	50,029
Loans	243,745	5,279	23,810	33,432	15,087	321,353
Bank Owned Life Insurance	—	—	—	—	6,297	6,297

Total interest sensitive assets	289,708	7,700	30,633	34,996	24,104	387,141

Interest sensitive liabilities:
NOW and savings deposits	8,179	—	—	—	8,179	16,358
Money market deposits	73,386	—	—	—	73,385	146,771
Time deposits	21,840	57,080	4,326	5,053	—	88,299
Other borrowings	41,225	75	200	10,200	6,375	58,075

Total interest sensitive liabilities	144,630	57,155	4,526	15,253	87,939	309,503

Interest sensitivity gap	$145,078	$(49,455)	$26,107	$19,743	$(63,835)	$77,638

Cumulative interest sensitivity gap	$145,078	$95,623	$121,730	$141,473	$77,638

Percentage cumulative gap to total interest sensitive assets	37.5%	24.7%	31.4%	36.5%	20.1%

Because of inherent limitations in interest rate sensitivity analysis, ALCO uses more sophisticated interest rate risk measurement techniques. Simulation analysis is used to subject the current repricing conditions to rising and falling interest rates in increments and decrements of 1%, 2% and 3% to determine how net interest income changes for the next twelve months. ALCO also measures the effects of changes in interest rates on MVE by discounting future cash flows of deposits and loans using new rates at which deposits and loans would be made to similar depositors and borrowers. Market value changes in the investment portfolio are estimated by discounting future cash flows and using duration analysis. Loan and investment security prepayments are estimated using current market information. Table 4 shows the estimated impact of changes in interest rates up and down 1%, 2% and 3% on net interest income and on MVE as of December 31, 2006 (in thousands).

The projected changes in net interest income and MVE to changes in interest rates at December 31, 2006, were outside of compliance of established policy guidelines in all scenarios. Management is working toward compliance with new, lower percentage limits of change to net interest income. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

The positive gap in the interest rate sensitivity analysis indicates that the Company’s net interest income would rise if rates increase and fall if rates decline. The simulation analysis presents a more accurate picture since certain rate indices that affect liabilities do not change with the same magnitude over the same period of time as changes in the prime rate or other indices that reprice loans and investment securities.

TABLE 4—CHANGE IN NET INTEREST INCOME AND MARKET VALUE OF PORTFOLIO EQUITY

Change in Interest Rates(1)	Changes in Net Interest Income (2)		Changes in Market Value of Portfolio Equity (3)
	Amount	Percent	Amount	Percent
Up 3%	$2,982	16.31%	$1,325	1.94%
Up 2%	2,227	12.18	1,214	1.78
Up 1%	1,250	6.84	770	1.13
Down 1%	(1,351)	(7.39)	(666)	(0.98)
Down 2%	(2,473)	(13.53)	(1,297)	(1.90)
Down 3%	(3,334)	(18.24)	(1,934)	(2.84)

(1)	The Bank’s simulation model makes assumptions including the slope and timing of rate increases, the rates that drive certain financial instruments, prepayment assumption, etc.
(2)	Represents the difference between estimated net interest income for the next 12 months in the current rate environment.
(3)	Represents the difference between market value of portfolio equity in the current interest rate environment.

NON-INTEREST INCOME

Non-interest income totaled $3,585,758 in 2006, an increase of 13.8% over 2005. Non-interest income for 2005 was $3,149,902, an increase of $753,762, or 31.5% over the Company’s 2004 non-interest income of $2,396,140. The major components of non-interest income in all periods were mortgage banking revenue, service charges on deposit accounts, earnings on bank owned life insurance and securities gains and losses.

In 2006, service charges continued to grow with deposits. The fees charged in connection with the Company’s overdraft/NSF program, which allows retail clients to overdraw their accounts without the negative stigma associated with a returned check, also increased. This program was initiated in 2004 with broad customer acceptance. Mortgage loan originations were lower, at $75 Million in 2006 compared to $81 Million in 2005 which was the highest production year. Mortgage loan originations were $62 Million in 2004. The 2005 decline was due to a slower, more competitive housing market, but mortgage loan originations continued to be a major contributor to non-interest income.

Mortgage banking income represents fees from originating and selling residential mortgage loans as well as commercial mortgages, through Monarch Home Funding and the Company’s subsidiary, Monarch Capital, LLC. Mortgage banking income was $2,060,700 in 2006 compared to $2,062,095 in 2005 and $1,731,199 in 2004. Loan volume was lower in 2006 and the yield per loan was compressed due to the changing market. Although this compression had begun in 2005, greater production volume helped to mitigate its impact when compared to 2004 when the market was more robust.

Service charges on deposit accounts in 2006 were $924,449 compared to $826,948 and $703,238 in 2005 and 2004, respectively. As noted above, the primary reason for the increase was deposit growth coupled with the Company’s overdraft/NSF program, which began in 2004. Service charge pricing on deposit accounts is typically changed annually to reflect current costs and competition.

Securities losses of $29,139 in 2006 and $10,841 in 2005 were due to the sale of lower yielding investment securities. In 2006 management sold mortgage-backed securities that were lower yielding. In 2005 management sold its low yielding, tax-exempt municipal securities. Security losses of $16,454 in 2004 were related to a shift in the Company’s investment strategy and a positive swap of like-kind securities.

Other income totaled $629,748 in 2006 and $271,700 in 2005. Other income was a $21,843 loss in 2004. The Company purchased $6,000,000 in bank owned life insurance in October 2005 that resulted in income of $240,603 in 2006 and $184,914 in income and commissions in 2005. Additionally, in 2006 other income included a one time gain from early repayment on a Federal

Home Loan Bank borrowing in the amount of $138,000. Improved investment commission revenue and improved revenue from Bankers Insurance, LLC, in both 2006 and 2005 offset the continued losses from our investment in Bankers Investments, LLC. These same improvements offset the majority of the 2004 startup losses of our investment in BI Investments, LLC. During 2006 the Company recognized net losses of $63,359 and net losses of $86,988 and 89,605, in 2005 and 2004, respectively, on its equity investment in BI Investments, LLC. BI Investments, LLC, is a registered brokerage firm and investment advisor. BI Investments, LLC, sells nondeposit investment products in many community banks in Virginia, which are partners in BI Investments, LLC, with the Virginia Bankers Association’s Management Services Division. These losses were partially offset by income earned from investment commissions of $55,774, $40,191 and $29,456, in 2006, 2005, and 2004, respectively.

NON-INTEREST EXPENSE

Non-interest expense for 2006 was $11,869,592, compared to $9,087,911 and $7,112,903 for 2005 and 2004, respectively. Non-interest expense includes salaries, health insurance and other employee benefits, occupancy and equipment expense, data processing expenses, Virginia state franchise taxes and other expenses.

In all periods presented, the majority of the increase in expense growth was due to increased staffing and higher benefits costs. Salaries and benefits of $7,018,828 increased 32.1% or $1,704,741 over 2005. Salaries and benefits totaled $5,314,087 in 2005, increasing $1,427,417, or 36.7%, over 2004. These increases are due to additional staffing in commercial lending, the private client banking group, staffing of additional retail banking offices, additional support staffing, higher production related incentives, and higher health insurance costs. Other benefit cost increases could be traced to this additional staffing such as social security taxes, Medicare taxes, and 401k contribution expenses.

Occupancy expense increased 53.4% or $353,711 in 2006 for a total of $1,016,671. The 2005 total of $662,960 was an increase of 26.7% or $139,577 over the 2004 expense of $523,383. In 2006, the Company added an office in Norfolk, added an operations center and relocated its Chesapeake Monarch Home Funding office. In addition, the Company had a full year of expense for the offices added during 2005. In 2005, the Company added two offices; one in Norfolk and the other in Virginia Beach. An additional office was also added for Monarch Home Funding in Norfolk.

Data processing increased to $562,684 in 2006 after the decline noted on 2005. However, expense levels were still below 2004. In 2005 data processing expenses declined to $481,023 from $593,078 in 2004. Prior to late 2004, the Company outsourced network administration of their various computer and communication systems. By hiring an in-house data processing professional, and actively managing costs, the Company was able to significantly reduce these costs, even while growing loan and deposit accounts. Many of the Company’s data processing costs are based on the number of accounts serviced and the volume of transactions processed by its service providers. These costs rose as the number of deposit accounts and loans increased, but were more than offset by the change in technology management noted above.

Advertising expense has increased as the Company focused on a branding marketing campaign. Virginia Franchise Tax, which is based on a bank’s capital, increased due to the increase in capital related to the issuance of trust preferred subordinated debt in 2006 and the 2005 sale of additional equity capital.

Management continued to focus on controlling overhead expenses in relation to income growth. The efficiency ratio, a productivity measure used to determine how well non-interest expense is managed, was 66.55%, in 2006, which was down from 69.01% and 83.13% in 2005 and 2004, respectively. A lower efficiency ratio indicates more favorable expense efficiency. The efficiency ratio is calculated by dividing non-interest expense by the sum of taxable equivalent net interest income and non-interest income.

INCOME TAXES

During 2006, the Company recognized federal income tax expense of $1,785,706 resulting in an effective tax rate of 33.0%. In 2005, the Company recognized federal income tax expense of $1,065,084 resulting in an effective tax rate of 33.6% and in 2004 the Company recognized federal income tax expense of $373,685, resulting in an effective tax rate of 33.0%. The major difference between the statutory rate and the effective rate results from income that is not taxable for Federal income tax purposes. The primary non-taxable income is that of state and municipal securities and industrial revenue bonds or loans and Bank Owned Life Insurance.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

GENERAL

The Company’s total assets at year-end 2006 were $407.7 million, an increase of $76.5 million from $331.2 million at year-end 2005. Net loans outstanding at year-end 2006 were $318.0 million, an increase of $57.4 million from $260.6 million at year-end 2005. Although asset growth has been concentrated in the loan portfolio, in 2006 the investment portfolio increased to $50.0 million, which is $13.7 million higher than 2005. Net loans exclude loans held for sale, which are loans originated for the secondary market by Monarch Home Funding, which have closed but not funded.

Total liabilities grew 24.0% to $373.7 million at December 31, 2006, when compared to $301.4 million at December 31, 2005. Total deposits increased $41.0 million or 15.0% during 2006. Total deposits were $314.1 million and $273.1 million at December 31, 2006 and 2005, respectively. Other borrowings increased $31.1 million to help support asset growth. Total stockholders’ equity was $34.0 million at December 31, 2006, compared to $29.8 million at December 31, 2005.

SECURITIES

The securities portfolio consists primarily of securities for which an active market exists. The Company’s policy is to invest primarily in securities of the U. S. Government and its agencies and in other high grade fixed income securities to minimize credit risk. The securities portfolio plays a role in the management of interest rate sensitivity and generates additional interest income. In addition, the portfolio serves as a source of liquidity and is used to meet collateral requirements.

The securities portfolio consists of two components, securities held-to-maturity and securities available-for-sale. Securities are classified as held-to-maturity based on management’s intent and the Company’s ability, at the time of purchase, to hold such securities to maturity. These securities are carried at amortized cost. Securities which may be sold in response to changes in market interest rates, changes in securities’ prepayment risk, increases in loan demand, general liquidity needs, and other similar factors are classified as available-for-sale and are carried at estimated fair value.

TABLE 5—SECURITIES PORTFOLIO

	As of December 31,
	2006	2005	2004
Securities available-for-sale, at fair value:
U.S. government agency obligations	$6,642	$5,830	$20,892
Mortgage-backed securities	2,799	5,885	8,294
Collateralized mortgage obligations	—	—	—
Corporate debt securities	2,014	2,042	2,123
Taxable municipal securities	—	553	588
Tax-exempt municipal securities	—	—	644
Overnight mutual funds	—	—	—

	$11,455	$14,310	$32,541

Securities held-to-maturity, at cost:
U.S. government agency obligations	$38,574	$22,089	$500

Total Securities Portfolio	$50,029	$36,399	$33,041

The following table sets forth the estimated maturities of securities, based on current performance. Contractual maturities may be different.

TABLE 6— ESTIMATED MATURITIES OF SECURITIES HELD AS OF DECEMBER 31, 2006

	1 Year or Less	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
	(Dollars In thousands)
US Agency Securities:
Amortized cost	$38,438	$6,860	$—	$—	$45,298
Fair value	38,406	6,791	—	—	45,197
Weighted average yield	4.93%	4.52%	—	—	4.87%

Mortgage Backed Securities and Collateralized Mortgage Obligations:
Amortized cost	$2	$—	$769	$2,017	$2,788
Fair value	2	—	746	2,051	2,799
Weighted average yield	7.13%	—	4.10%	7.41%	6.50%

Other Securities:
Amortized cost	$—	$1,613	$500	$—	$2,113
Fair value	—	1,553	461	—	2,014
Weighted average yield	—	3.44%	4.15%	—	3.61%

Total Securities:
Amortized cost	$38,440	$8,473	$1,269	$2,017	$50,199
Fair value	38,408	8,344	1,207	2,051	$50,010
Weighted average yield	4.93%	4.31%	4.12%	7.41%	4.90%

At year-end 2006, total investment securities were $50.0 million, compared to $36.4 million at year-end 2005. Excluding securities of U.S. agencies, neither the aggregate book value nor the aggregate market value of the securities of any issuer exceeded ten percent of the stockholders’ equity of the Company. Additional information on the Company’s investment securities portfolio is in Note 2 to Monarch’s Financial Statements (included as an exhibit in this Form 10-K).

As of December 31, 2006, there was a net unrealized loss of $170,734 related to the available-for-sale investment portfolio compared to $300,983 at year-end 2005. The market value of securities held-to- maturity at December 31, 2006 was less than the book value by $18,706. Note 2 of the consolidated financial statements provides details of the amortized cost, unrealized gains and losses, and estimated fair value of each category of the investment portfolio as of December 31, 2006 and 2005.

LOAN PORTFOLIO

The Company’s lending activities are its principal source of income. Loans, net of unearned income, increased $57,996,606 or 22.0% during 2006. Loans held for sale are loans originated for the secondary market by Monarch Home Funding that have closed but not funded decreased from $4,253,542 on December 31, 2005, to $606,400 on December 31, 2006. The discussion below excludes loans held for sale.

The primary increases in types of loans in 2006 were in commercial, construction and land development, and home equity loans. Loans secured by real estate comprise 70.6% of the total loan portfolio as of December 31, 2006, compared to 64.1% as of December 31, 2005, and include a diverse portfolio. Real Estate Construction and Development loans comprise 17.2% of the loan portfolio as of December 31, 2006 and 22.3% one year prior. Commercial Real Estate loans comprise 15.8% of total loans outstanding at year-end 2006, compared to 11.6% at year-end 2005, respectively. Traditional commercial loans, which include loans secured by other forms of collateral as well as some unsecured debt, comprised 28.4% of total loans as of December 31, 2006, and 34.0% as of December 31, 2005. The Company’s consumer portfolio, excluding home equity lines of credit and loans included above, comprised 1.1% of total loans as of December 31, 2006, and 1.9% as of December 31, 2005.

Management considers the overall loan portfolio diversified as it consists of 37.6% in residential real estate loans including home equity loans, 34.3% in other real estate secured loans including commercial real estate, multi-family, farmland and construction and land development loans, 27.0% in commercial, industrial and agricultural loans, and 1.1% in consumer loans as of December 31, 2006, as detailed in Table 7 (in thousands) classified by type.

Interest income on installment, commercial, and real estate mortgage loans was computed on the principal balance outstanding. Most variable rate loans carry an interest rate tied to the Wall Street Journal Prime Rate, as published in the Wall Street Journal. Note 3 to Monarch’s Financial Statements (included as an exhibit in this Form 10-K) provides a schedule of loans by type and other information. The Company does not participate in highly leveraged lending transactions, as defined by the Company regulators and there are no loans of this nature recorded in the loan portfolio. The Company has no foreign loans in its portfolio. At December 31, 2006, the Company had loan concentrations (loans to borrowers engaged in similar activities) which exceeded 10% of total loans in two areas. These areas of concentration are to borrowers who are principally engaged in the acquisition, development and construction of 1-4 single family homes and developments and to residential home owners with equity lines.

TABLE 7—LOANS

	2006	2005	2004	2003	2002
Real estate loans:
Construction and land development	$55,121	$58,765	$31,941	$25,617	$18,188
Secured by 1-4 family residential properties	116,419	76,344	52,556	31,466	20,724
Secured by multi-family (5 or more) residential properties	4,234	3,017	1,778	1,811	—
Secured by nonfarm, nonresidential properties	50,915	30,622	36,158	43,489	37,973
Commercial and industrial loans	91,152	89,412	51,729	29,164	20,245
Consumer loans	3,349	5,025	4,756	2,558	1,732
Deposit overdrafts	73	81	27	25	50

Loans—net of unearned income	$321,263	$263,266	$178,945	$134,130	$98,912

TABLE 8—LOAN MATURITIES

	At December 31, 2006
	Due within one year		Due after one year but within five years		Due after five years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Loans:
Construction and land development	$41,060	8.57%	$13,248	8.04%	$813	7.64%	$55,121	8.43%
Secured by 1-4 family residential properties	42,353	8.61%	33,333	8.02%	40,733	8.00%	116,419	8.23%
Secured by multi-family (5 or more) residential properties	1,929	8.85%	2,305	8.49%	—	0.00%	4,234	8.65%
Secured by nonfarm, nonresidential properties	13,913	8.59%	30,184	7.67%	6,818	6.97%	50,915	7.83%
Commercial and industrial	34,837	8.45%	48,327	7.65%	7,988	7.37%	91,152	7.97%
Consumer loans	549	9.77%	2,194	12.30%	606	8.08%	3,349	11.13%
Deposit overdrafts / lines	37	9.28%	14	17.49%	22	20.18%	73	15.34%

Total	$134,678	8.56%	$129,605	7.88%	$56,980	7.85%	$321,263	8.16%

	ALL	VARIABLE RATE			FIXED RATE
At December 31, 2006	Within 1 year	1 to 5 years	After 5 years	Total	1 to 5 years	After 5 years	Total	Total maturities

Construction and land development	41,059	10,821	—	10,821	2,427	814	3,241	$55,121
Commercial	34,836	19,016	4,116	23,132	30,302	2,882	33,184	$91,152

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses is to provide for losses inherent in the loan portfolio. The Company’s Management has responsibility for determining the level of the allowance for loan losses, subject to review by the Board of Directors. Among other factors, the Committee on a quarterly basis considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits including impaired loans and the Company’s risk-rating-based loan “Watch” list, and national and local economic conditions.

The economy of the Company’s trade area is strong and well diversified. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those factors include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The sum of these elements is management’s recommended level for the allowance. The unallocated portion of the allowance is based on loss factors that cannot be associated with specific loans or loan categories. These factors include management’s subjective evaluation of such conditions as credit quality trends, collateral values, portfolio concentrations, specific industry conditions in the regional economy, regulatory examination results, external audit and loan review findings, recent loss experiences in particular portfolio segments, etc. The unallocated portion of the allowance for losses reflects management’s attempt to ensure that the overall reserve appropriately reflects a margin for the imprecision necessarily inherent in estimates of credit losses.

The Company has developed a methodology to determine an allowance to absorb probable loan losses inherent in the portfolio based on evaluations of the collectibility of loans, historical loss experience, peer bank loss experience, delinquency trends, economic conditions, portfolio composition, and specific loss estimates for loans considered substandard or doubtful. All commercial and commercial real estate loans that exhibit probable or observed credit weaknesses are subject to individual review. Based on management’s evaluation, estimated loan loss allowances are assigned to the individual loans which present a greater risk of loan loss. If necessary, reserves would be allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral and other sources of cash flow. Any reserves for impaired loans are measured based on the present rate or fair value of the underlying collateral. The Company evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. A composite allowance factor that considers the Company’s and other peer bank loss experience ratios, delinquency trends, economic conditions, and portfolio composition are applied to the total of commercial and commercial real estate loans not specifically evaluated.

The remaining loan loss allowance is allocated to the remaining loans on an overall portfolio basis based on industry and or historical loss experience. The allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies. Homogenous loans, such as consumer installment, residential mortgage loans, and home equity loans are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogenous pool of loans based on the expected net charge offs from a current trend in delinquencies, losses or historical experience and general economic conditions. The Company has no material delinquencies in these types of loans, and has not, since inception, had a trend or an indication of a trend that would guide the Company in expected material losses in these types of homogenous pools of loans.

In 2006, the Company accrued $559,344 in provision for loan losses compared to $915,014 in 2005. The provision for loan losses in 2006 was considered adequate when considering loan portfolio growth, changes in the mix of loans, the level of charged-off loans, and the status of general market conditions.

Loans charged off during 2006 amounted to $13,394 compared to $34,014 in 2005. Recoveries totaled $4,050 and $0 in 2006 and 2005, respectively. The charged-off loan in 2006 brought the Company’s total number of loans charged-off to 5 since the Company opened for business in 1999. The ratio of net charge-offs to average outstanding loans was 0.00% in 2006 compared to 0.01% in 2005. Table 9 presents the Company’s loan loss and recovery experience (in thousands) for the past five years.

The allowance for loan losses totaled $3,235,000 at December 31, 2006, an increase of 20.5% over December 31, 2005. The ratio of the allowance to loans, less unearned income, was 1.01% at December 31, 2006 and 1.02% at December 31, 2005. The allowance to loans ratio is supported by the level of non-performing loans, the seasoning of the loan portfolio, and the growing experience of the lending staff in the market. Management believes that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in the Company’s loan portfolio at December 31, 2006. See Note 4 to Monarch’s Financial Statements (included as an exhibit in this Form 10-K) for more information concerning the Company’s loan loss and recovery experience.

TABLE 9—LOAN LOSS ALLOWANCE AND LOSS EXPERIENCE (in thousands)

	2006	2005	2004	2003	2002
Balance at beginning of period	$2,685	$1,804	$1,500	$1,295	$919

Charge-offs:
Commercial loans	—	(32)	—	—	—
Real estate loans	—	—	—	—	—
Consumer loans	(13)	(2)	(1)	—	(1)

	(13)	(34)	(1)	—	(1)

Recoveries:
Commercial loans	—	—	—	—	—
Real estate loans	—	—	—	—	—
Consumer loans	4	—	—	—	—

	4	—	—	—	—

Net charge-offs	(9)	(34)	(1)	—	(1)
Provision for loan losses	559	915	305	205	377

Balance at end of period	$3,235	$2,685	$1,804	$1,500	$1,295

Percent of net charge-offs to average net loans outstanding during the period	0.00%	0.01%	0.00%	0.00%	0.00%

ASSET QUALITY AND NON-PERFORMING LOANS

The Company identifies specific credit exposures through its periodic analysis of the loan portfolio and monitors general exposures from economic trends, market values and other external factors. The Company maintains an allowance for loan losses, which is available to absorb losses inherent in the loan portfolio. The allowance is increased by the provision for losses and by recoveries from losses. Charge-offs of loan balances are subtracted from the allowance. The adequacy of the allowance for loan losses is determined on a quarterly basis. Various factors as defined in the previous section “Allowance and Provision for Loan Losses” are considered in determining the adequacy of the allowance. Loans are generally placed on non-accrual status after they are past due for 90 days.

Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings are detailed in Table 10. Total non-performing loans as a percentage of net loans were 0.03% and 0.00% at December 31, 2006 and December 31, 2005, respectively. Total non-performing loans are considered extremely low based on industry averages and the strong loan growth rates experienced by the Company. There were no loans on accrual status and past due 90 days or more at December 31, 2006 or 2005. There was one loan in non-accrual status at December 31, 2006 for $99,931 and $0 in 2005. There were no loans classified as troubled debt restructurings on December 31, 2006 or 2005.

As of December 31, 2006 and December 31, 2005, there were no loans considered impaired according to Financial Accounting Statement No. 114 “Accounting by Creditors for Impairment of a Loan” and later amended by Financial Accounting Statement No. 118 “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures”. A loan is considered impaired if it is probable that the lender will be unable to collect all amounts due under the contractual terms of the loan agreement. There was no other real estate held due to loan foreclosure on December 31, 2006 or December 31, 2005, or other classified assets.

TABLE 10—NONPERFORMING LOANS

Amounts are in thousands, except ratios.

	2006	2005	2004	2003	2002
Nonaccruing loans:
Real Estate	$—	$—	$—	$—	$—
Commercial	99	—	—	—	—
Agricultural	—	—	—	—	—
Consumer	—	—	—	—	13

Total nonaccruing loans	99	—	—	—	13

Restructured loans:

Total restructured loans	—	—	—	—	—

Loans past due 90 days and accruing interest:
Real Estate	—	—	—	—	—
Commercial	—	—	—	—	—
Agricultural	—	—	—	—	—
Consumer	—	—	—	—	—

Total past due loans	—	—	—	—	—

Total nonperforming loans	$99	$—	$—	$—	$13

Asset Quality Ratios:
Allowance for loan losses to year-end net loans	1.01%	1.02%	1.01%	1.12%	1.31%
Nonperforming loans to year-end net loans	0.03%	0.00%	0.00%	0.00%	0.00%
Allowance for loan losses to nonperforming loans	na	na	na	na	na

DEPOSITS

The Company’s major source of funds and liquidity is its deposit base. Deposits provide funding for the Company’s investment in loans and securities. A primary objective is to increase core deposits as a means to fund asset growth at a lower cost. Interest paid for deposits must be managed carefully to control the level of interest expense. The Company offers individuals and small-to-medium sized businesses a variety of deposit accounts, including checking, savings, money market, and certificate of deposits.

Table 11 presents the average balances of deposits and the average rates paid on those deposits for the past two years (in thousands). Expansion of the Company’s earning assets is based largely on the growth of deposits from individuals and small and medium size businesses. These deposits are more stable in number and size than large denomination certificates of deposit.

The mix of the deposit base (time deposits versus demand, money market and savings) is constantly changing due to the Company’s needs and market conditions. During 2006 the deposit mix changed with average balance increases in money market accounts of $84,947,000, followed by an increase of $9,412,000 in non-interest bearing demand deposit accounts. Average balances in time deposits decreased $7,769,000, savings declined $5,572,000, and interest bearing demand deposits decreased $294,000. With market rates and deposit rates increasing during 2006 the Company made a strategic funding decision to attract new deposits through a premium money market product and focus on accounts relationship when pricing maturing certificates of deposits. Certificates of deposit of $100,000 or more are detailed in Table 12. More information on deposits is contained in Note 6 to Monarch’s Financial Statements (included as an exhibit in this Form 10-K).

TABLE 11—DEPOSITS

	2006		2005
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Demand deposits - non-interest bearing	$51,685	—%	$42,958	—%
Demand deposits - interest bearing	9,561	0.21%	9,855	0.25%
Money market	154,176	4.43%	69,229	3.17%
Savings	7,751	0.63%	13,323	0.68%
Time	70,217	4.31%	77,986	3.46%

	$293,390	4.11%	$213,351	2.94%

TABLE 12—CERTIFICATES OF DEPOSITS

Certificates of deposit as of December 31, 2006 and 2005 in amounts of $100,000 or more were classified by maturity as follows (in thousands):

	2006	2005
3 months or less	$14,163	$10,414
Over 3 through 6 months	23,636	5,309
Over 6 through 12 months	15,270	8,339
Over 12 months	4,685	12,538

	$57,754	$36,600

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale of existing assets or the acquisition of additional funds through short-term borrowings. Liquidity is provided from cash and amounts due from banks, federal funds sold, interest-bearing deposits in other banks, repayments from loans, increases in deposits, lines of credit from the Federal Home Loan Bank and four correspondent banks, and maturing investments. As a result of the Company’s management of liquid assets, and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet clients’ credit needs. Management also takes into account any liquidity needs generated by off-balance sheet transactions such as commitments to extend credit, commitments to purchase securities and standby letters of credit.

Management monitors and plans the Company’s liquidity position for future periods. Liquidity strategies are implemented and monitored by the Company’s Asset/Liability Committee (“ALCO”). The Committee uses a simulation and budget model to assess current and future liquidity needs.

Cash, cash equivalents and federal funds sold totaled $19.0 million as of December 31, 2006, up $3.7 million from the year ended December 31, 2005. At December 31, 2006, cash, securities classified as available for sale and federal funds sold were $30.4 million or 7.8% of total earning assets, compared to $29.6 million or 9.2% of total earning assets at December 31, 2004.

Additional sources of liquidity available to the Company include the capacity to borrow additional funds through several established arrangements. Further information on Borrowings is contained in Note 7 to Monarch’s Financial Statements (included as an exhibit in this Form 10-K).

In the course of operations, due to fluctuations in loan and deposit levels, the Company occasionally finds it necessary to purchase federal funds on a short-term basis. The Company maintains unsecured federal funds line arrangements with four other banks, whereby it may purchase funds totaling $15,000,000. These lines mature and reprice daily. As of December 31, 2006, the Company had $0 compared to $1,000 of fed funds purchased for the same period one year prior.

The Company also has access to the Federal Reserve Bank of Richmond’s discount window should a liquidity crisis occur. The Company has not used this facility in the past three years and considers it a backup source of funds.

The Company is a member of the Federal Home Loan Bank of Atlanta (“FHLB”) and as such, may borrow funds under a line of credit based on criteria established by the FHLB. This line of credit would allow the Company to borrow up to 40% of assets, or approximately $163,088,000, if collateralized, as of December 31, 2006. The Company currently pledges loans and investment securities to secure this line. Blanket liens pledged on certain designated loan portfolios amounted to $76.2 million at December 31, 2006 and $53.8 million at December 31, 2005. Additionally, investment securities with carrying values of $2.7 million at December 31, 2006 and $5.7 million at December 31, 2005 were pledged to secure any borrowings. Based on pledged collateral the Company had an available line of $73.9 million at December 31, 2006. This line was reduced by $5.0 million, which has been pledged as collateral for public deposits. The Company’s collateralized line totaled $56.5 million at December 31, 2004. Should the Company ever desire to increase the line of credit beyond the 40% limit, the FHLB would allow borrowings of up to 50% of total assets once the Company meets specific eligibility criteria.

The Company had $48,075,117of FHLB borrowings outstanding on December 31, 2006 and $26,975,025 outstanding as of December 31, 2005. The Company had $41,200,000 in daily rate borrowings which reprice daily and $6,875,117 in two fixed-term advance contracts outstanding on December 31, 2006:

•	The first advance matures on March 12, 2012 and bears interest at 4.86% as of December 31, 2006. The interest rate adjusts monthly and is tied to 1-month LIBOR.

•	The second advance, which was used to match-fund several amortizing longer-term fixed-rate loans, matures on September 28, 2015 and bears interest at 4.96% at December 31, 2005.

On December 30, 2006, the Company purchased two FHLB discount notes totaling $35,000,000, which matured on January 2, 2007. The Company borrowed $35,000,000 from the FHLB to fund this transaction. This transaction is designed to reduce Virginia Bank Capital taxes by increasing the Company’s total investment in qualified US government agency securities at the end of each quarter to increase its investment securities that are not subject to taxation by the Commonwealth of Virginia. The Company is not subject to state income tax but is subject to Virginia Franchise Tax, which is calculated on its capital level, less certain deductions. One deduction is the average balances of bonds that are not subject to taxation by the Commonwealth of Virginia, primarily FHLB bonds. The Company has found that it can save more in taxes than it pays in net interest expense. Before the end of each calendar quarter, the Company purchases FHLB discount notes that mature soon after the quarter-end. The proceeds from the maturity of the discount note are used to repay any borrowings. The Company only enters into this type of agreement near the end of the quarter since that is the period used in the franchise tax calculation. This borrowing makes the Company appear to be borrowing a higher level of funding than what is needed for normal operations.

CAPITAL RESOURCES

The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to the size, composition, and quality of the Company’s resources and consistent with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses.

On July 5, 2006, the Company issued Trust Preferred Subordinated Notes in the amount of $10,000,000 through a private transaction. These notes, which are non-dilutive to common stock, may be included in Tier I capital for regulatory capital determination purposes. The notes have a LIBOR-indexed rate which adjusts, and is payable, quarterly. The interest rate at December 31, 2006 was 6.964%. The notes may be redeemed at par beginning on September 30, 2011. This capital was used for general corporate purposes in supporting Company growth.

On April 11, 2005, the Company announced an offering of a minimum of 345,750 shares and a maximum of 618,750 shares of common stock at a pre-established price of $10.54 per share. The offering ran until May 31, 2005 with the full 618,750 shares sold. The number of shares issued and outstanding increased to 3,928,415 from 3,309,664 with the completion of this offering. This capital was used for general corporate purposes to support the continued growth of the Company.

The Federal Reserve, the Comptroller of the Currency and the Federal Deposit Insurance Bank have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. At December 31, 2006, the required minimum ratio of qualifying total capital to risk-weighted assets was 8%, of which 4% must be tier-one capital. Tier-1 capital includes stockholders’ equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. At December 31, 2006, Monarch’s total risk-based capital ratio was 13.1%, which is well above the regulatory minimum of 8%. Further information on capital adequacy for the Company may be found in Note 13 of Monarch’s Financial Statements (included as an exhibit in this Form 10-K).

All share and per share amounts are retroactively adjusted to reflect the stock dividend and splits.

OFF-BALANCE SHEET TRANSACTIONS

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions recognized as of December 31, 2006 were a line of credit to secure public funds and commitments to extent credit and standby letters of credit only. The Company does not have any off-balance sheet subsidiaries or special purpose entities.

The line of credit to secure public funds was from the Federal Home Loan Bank. This line was for $5,000,000 at December 31, 2006 and $3,000,000 at December 31,2005.

Commitments to extend credit and unfunded commitments under existing lines of credit amounted to $158.6 million at December 31, 2006 and $114.8 million at December 31, 2005, which represent legally binding agreements to lend to clients with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a client to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At December 31, 2006 and December 31, 2005, the Company had $4.7 million and $1.5 million respectively, in outstanding standby letters of credit. The Company does not have any off-balance sheet subsidiaries or special purpose entities. There were no commitments to purchase securities at December 31, 2006 or December 31, 2005.

The Company and its subsidiaries have ten non-cancellable leases for premises. Further information on lease commitments is contained in Note 4 to Monarch’s Financial Statements (included as an exhibit in this Form 10-K).

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), which is a revision of Statement 123 “Accounting for Stock-Based Compensation.” This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement is effective for public entities as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this Statement did not have a material effect on the Company’s financial condition, results of operations, or cash flows.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. SAB No. 108 is not expected to have a material impact on the Company’s consolidated financial statements at the present time.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 155 to have a material impact on its consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, the Statement permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS No. 156 is not expected to have a material impact on the Company’s consolidated financial statements at the present time.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company does not have a defined benefit plan or post retirement plan and therefore, the standard will not have an impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return that are not certain to be realized. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the implementation of FIN 48 to have a material impact on its consolidated financial statements

In September 2006, The Emerging Issues Task Force issued EITF 06-5, “Accounting for Purchases of Life Insurance- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 .” This consensus concludes that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. A consensus also was reached that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). The consensuses are effective for fiscal years beginning after December 15, 2006. The Company does not expect EITF No. 06-5 to have an impact on its consolidated financial statements when implemented.

CRITICAL ACCOUNTING POLICIES

There were no changes to the Company’s critical accounting policies in the fourth quarter of 2006. Critical accounting policies are those applications of accounting principles or practices that require considerable judgment, estimation, or sensitivity analysis by management. In the financial service industry, examples, though not an all inclusive list, of disclosures that may fall within this definition are the determination of the adequacy of the allowance for loan losses, valuation of mortgage servicing rights, valuation of derivatives or securities without a readily determinable market value, and the valuation of the fair value of intangibles and goodwill. Except for the determination of the adequacy of the allowance for loan losses, the Company does not believe there are other practices or policies that require significant sensitivity analysis, judgments, or estimations.

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

The Company’s critical accounting policies are listed below. A summary of the Company’s significant accounting policies is set forth in Note 2 to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, Accounting for Contingencies, which requires that losses be accrued when they have a probability of occurring and are estimable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Our allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a historical loss view as an indicator of future losses along with various economic factors and, as a result, could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The specific allowance uses various techniques to arrive at an estimate of loss for specifically identified loans. Historical loss information, expected cash flows and fair market value of collateral are used to estimate these losses. The unallocated allowance captures losses whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowance. The use of these values is inherently subjective, and our actual losses could be greater or less than the estimates.

Stock Based Compensation

On January 1, 2006, the Company adopted FAS Statement No. 123R “Share-Based Payment,” (FAS 123R) to account for stock based compensation. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income.

Prior to December 31, 2005, the Company accounted for its stock compensation plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Non-GAAP Presentations

The management’s discussion and analysis refers to the efficiency ratio, which is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income. This is a non-GAAP financial measure which we believe provides investors with important information regarding our operational efficiency. Comparison of our efficiency ratio with those of other companies may not be possible because other companies may calculate the efficiency ratio differently. The Company, in referring to its net income, is referring to income under generally accepted accounting principals, or “GAAP”.

The analysis of net interest income in this document is performed on a tax equivalent basis. Management feels the tax equivalent presentation better reflects total return, as many financial assets have specific tax advantages that modify their effective yields. A reconcilement of tax-equivalent net interest income to net interest income under generally accepted accounting principals, or “GAAP”, is provided in those statements.

IMPACT OF INFLATION AND CHANGING PRICES

The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most industrial companies that have significant investments in fixed assets. Due to this fact, the effects of inflation on the Company’s balance sheet are minimal, meaning that there are no substantial increases or decreases in net purchasing power over time. The most significant effect of inflation is on other expenses that tend to rise during periods of general inflation. Management feels that the most significant impact on financial results is changes in interest rates and the Company’s ability to react to those changes. As discussed previously, management is attempting to measure, monitor and control interest rate risk.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company’s primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process, which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out asset/liability management policies to the Asset Liability Committee (“ALCO”) of the Company. In this capacity, the ALCO Committee develops guidelines and strategies that govern the Company’s asset/liability management related activities, based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, affecting net interest income, the primary component of the Company’s earnings. The ALCO Committee uses the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While the ALCO Committee routinely monitors simulated net interest income sensitivity over a rolling twelve month horizon, it also employs additional tools to monitor potential longer-term interest rate risk.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet. The simulation model is prepared and updated four times during each year. This sensitivity analysis is compared to the ALCO Committee policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 300, 200 and 100 basis point (bp) upward or downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the range of the Company’s net interest income sensitivity analysis and Market Value of Portfolio Equity Sensitivity as of December 31, 2006, all of which met the Board of Directors approved limits of the Asset Liability Management Policy.

Change in Net Interest Income and Market Value of Portfolio Equity

Change in Interest Rates(1)	Changes in Net Interest Income (2)		Changes in Market Value of Portfolio Equity (3)
	Amount	Percent	Amount	Percent
Up 3%	$2,982	16.31%	$1,325	1.94%
Up 2%	2,227	12.18	1,214	1.78
Up 1%	1,250	6.84	770	1.13
Down 1%	(1,351)	(7.39)	(666)	(0.98)
Down 2%	(2,473)	(13.53)	(1,297)	(1.90)
Down 3%	(3,334)	(18.24)	(1,934)	(2.84)

(1)	The Bank’s simulation model makes assumptions including the slope and timing of rate increases, the rates that drive certain financial instruments, prepayment assumption, etc.
(2)	Represents the difference between estimated net interest income for the next 12 months in the current rate environment.
(3)	Represents the difference between market value of portfolio equity in the current interest rate environment.

At the end of 2006, the Company’s interest rate risk model indicated that in a rising rate environment of 200 basis points over a 12 month period net interest income could increase by 12.18% on average. For the same time period the interest rate risk model indicated that in a declining rate environment of 200 basis points over a 12 month period net interest income could decrease by 13.53% on average. While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced with little risk to rising rates in the future.

In 2006 the Company’s balance sheet grew by $77 million. Deposit inflows primarily focused on prime-based money market accounts and non-interest bearing checking accounts have provided the funding for the growth in the loan portfolio. Overall, the Company continues to have moderate interest rate risks to both falling and rising interest rates. Based upon final 2006 simulation, the Company could expect an average positive impact to net interest income of $2,227,000 over the next 12 months if rates rise 200 basis points. If rates were to decline 200 basis points, the Company could expect an average negative impact to net interest income of $2,473,000 over the next 12 months.

The preceding sensitivity analysis does not represent a Bank forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, including the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment or replacement of asset and liability cashflows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances about the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to factors such as prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change, caps or floors on adjustable rate assets, the potential effect of changing debt service levels on clients with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. Furthermore, the sensitivity analysis does not reflect actions that the ALCO Committee might take in response to or anticipation of changes in interest rates.

Item 8.	Financial Statements and Supplementary Data

Additional information called for by this item is contained in Monarch’s Annual Report to Shareholders for the year ended December 31, 2006, and is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Monarch Financial Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Monarch Financial Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor are we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monarch Financial Holdings, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Goodman & Company, LLP

Norfolk, Virginia

March 14, 2007

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS:
Cash and due from banks	$9,504,743	$10,458,253
Interest bearing bank balances	7,963,785	2,669,852
Federal funds sold	1,497,814	2,147,569

Total cash and cash equivalents	18,966,342	15,275,674
Investment securities held-to-maturity, at cost	38,573,804	22,088,894
Investment securities available-for-sale, at fair value	11,454,863	14,309,928
Loans held for sale	606,400	4,253,542
Loans, net of unearned income	321,263,026	263,266,420
Less: allowance for loan losses	(3,235,000)	(2,685,000)

Loans, net	318,028,026	260,581,420
Property and equipment, net	6,684,765	3,375,084
Restricted equity securities	3,750,600	2,327,750
Bank owned life insurance	6,297,151	6,056,548
Other assets	3,357,624	2,905,205

Total assets	$407,719,575	$331,174,045

LIABILITIES:
Deposits:
Noninterest-bearing deposits	$62,685,326	$55,502,545
Interest-bearing deposits	251,428,149	217,570,559

Total deposits	314,113,475	273,073,104
Borrowings:
Federal funds purchased	—	1,000
Trust preferred subordinated debt	10,000,000	—
Federal Home Loan Bank advances	48,075,117	26,975,025

Total borrowings	58,075,117	26,976,025
Other liabilities	1,489,330	1,323,165

Total liabilities	373,677,922	301,372,294

Minority interests in subsidiary	27,619	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $5 par value, 2,000,000 shares authorized,none issued	—	—
Common stock, $5 par value, 20,000,000 shares authorized, issuedand outstanding 4,038,548 and 3,936,741 shares, respectively	20,192,740	19,683,705

Additional paid-in capital	9,669,586	9,678,760
Retained earnings	4,261,537	635,079
Accumulated other comprehensive loss	(109,829)	(195,793)

Total stockholders’ equity	34,014,034	29,801,751

Total liabilities and stockholders’ equity	$407,719,575	$331,174,045

The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004
Interest income:
Interest and fees on loans	$23,651,179	$14,684,743	$8,638,457
Interest on investment securities
Taxable	778,669	621,076	617,578
Nontaxable	—	1,765	23,885
Interest on federal funds sold	209,189	50,214	46,371
Dividends on equity securities	118,331	83,362	58,074
Interest on other bank accounts	353,079	85,846	7,774

Total interest income	25,110,447	15,527,006	9,392,139

Interest expense:
Interest on deposits	9,931,661	5,003,867	2,962,915
Interest on trust preferred subordinated debt	351,231	—	—
Interest on borrowings	577,794	503,201	269,227

Total interest expense	10,860,686	5,507,068	3,232,142

Net interest income	14,249,761	10,019,938	6,159,997
Provision for loan losses	559,344	915,014	305,042

Net interest income after provision for loan losses	13,690,417	9,104,924	5,854,955

Non-interest income:
Mortgage banking income	2,060,700	2,062,095	1,731,199
Service charges and fees	924,449	826,948	703,238
Loss on sale of investment securities	(29,139)	(10,841)	(16,454)
Other	629,748	271,700	(21,843)

Total noninterest income	3,585,758	3,149,902	2,396,140

Non-interest expenses:
Salaries and employee benefits	7,018,828	5,314,087	3,886,670
Occupancy expenses	1,016,671	662,960	523,383
Furniture and equipment expenses	533,215	401,224	390,780
Data processing services	562,684	481,023	593,078
Loan origination expenses	443,635	389,557	276,150
Virginia Franchise Tax	322,041	208,667	168,708
Advertising and marketing expenses	323,212	234,802	198,770
Other	1,649,306	1,395,591	1,075,364

Total noninterest expenses	11,869,592	9,087,911	7,112,903

Income before income taxes and minority interests	5,406,583	3,166,915	1,138,192
Minority interests in subsidiary’s net (income) loss	5,581	—	(7,453)

Net income before income taxes	5,412,164	3,166,915	1,130,739
Income tax expense	(1,785,706)	(1,065,084)	(373,685)

Net income	$3,626,458	$2,101,831	$757,054

Basic net income per share	$0.91	$0.57	$0.23
Diluted net income per share	$0.87	$0.55	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total
Balance - December 31, 2003	3,271,554	$16,357,770	$3,911,204	$27,286	$(192,292)	$20,103,968
Net income for year ended December 31, 2004				757,054		757,054
Unrealized gain on securitiesavailable-for-sale, net of reclassification adjustmentand income taxes					44,727	44,727

Total comprehensive income						801,781

Stock options exercised	27,456	137,280	65,720			203,000

Balance - December 31, 2004	3,299,010	16,495,050	3,976,924	784,340	(147,565)	21,108,749
Net income for year ended December 31, 2005				2,101,831		2,101,831
Unrealized loss on securitiesavailable-for-sale, net of reclassification adjustmentand income taxes					(48,228)	(48,228)

Total comprehensive income						2,053,603

Proceeds from stock offering,net of issuance cost	618,750	3,093,750	3,411,803			6,505,553
Stock dividend distribution			2,242,916	(2,251,092)		(8,176)
Stock options exercised,including tax benefit from exercise of options	18,981	94,905	47,117			142,022

Balance - December 31, 2005	3,936,741	19,683,705	9,678,760	635,079	(195,793)	29,801,751
Net income for year ended December 31, 2006				3,626,458		3,626,458
Unrealized gain on securitiesavailable-for-sale, net of reclassification adjustmentand income taxes					85,964	85,964

Total comprehensive income						3,712,422

Restricted stock issuenet of issuance cost	23,000	115,000	(115,000)			—
Stock options exercised,including tax benefit from exercise of options	78,807	394,035	105,826			499,861

Balance - December 31, 2006	4,038,548	$20,192,740	$9,669,586	$4,261,537	$(109,829)	$34,014,034

The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
Operating activities:
Net income	$3,626,458	$2,101,831	$757,054
Adjustments to reconcile to net cash from operating activities:
Provision for loan losses	559,344	915,014	305,042
Provision for depreciation	598,111	458,448	413,828
Accretion of discounts and amortization of premiums, net	(51,317)	89,494	190,027
Deferral of loan costs, net of deferred fees	122,164	73,062	(47,157)
Net loss on disposition of investment securities	29,139	10,841	16,454
Net loss on disposition of property and equipment	4,240	—	—
Changes in:
Mortgage loans held for sale	3,647,142	(96,409)	(2,516,839)
Interest receivable	(439,981)	(569,425)	(46,322)
Other assets	(297,325)	(584,205)	(258,363)
Other liabilities	193,783	767,101	379,097

Net cash from operating activities	7,991,758	3,165,752	(807,179)

Investing activities:
Purchase of bank-owned life insurance	—	(6,000,000)	—
Purchases of held-to-maturity securities	(111,381,274)	(21,584,714)	(500,000)
Purchases of available-for-sale securities	(2,215,247)	(39,983,319)	(46,565,721)
Proceeds from maturities and calls of held-to-maturity securities	95,000,000	—	—
Proceeds from sales and maturities of available-for-sale securities	5,119,103	58,033,174	51,769,213
Loan originations, net of principal repayments	(58,128,114)	(84,428,212)	(44,769,607)
Purchases of premises and equipment	(3,912,032)	(674,049)	(417,417)
Purchases of restricted equity securities, net of redemptions	(1,422,850)	22,405	(1,234,795)

Net cash from investing activities	(76,940,414)	(94,614,715)	(41,718,327)

Financing activities:
Dividends paid in lieu of fractional shares	—	(8,176)	—
Net increase in noninterest-bearing deposits	7,182,781	26,353,281	5,195,514
Net increase in interest-bearing deposits	33,857,590	75,343,626	23,076,725
Net decrease in securities sold under agreements to repurchase	—	—	(825,660)
Net increase (decrease) in federal funds purchased	(1,000)	(3,811,000)	3,812,000
Net proceeds from issuance of trust preferred subordinated debt	10,000,000	—	—
Net proceeds (repayments) of FHLB advances	21,100,092	(3,024,975)	20,000,000
Net decrease in other short-term borrowings	—	—	(9,790,000)
Purchase of outstanding minority interest in subsidiary	—	—	(30,716)
Proceeds from issuance of common stock	499,861	6,643,083	203,000

Net cash from financing activities	72,639,324	101,495,839	41,640,863

CHANGE IN CASH AND CASH EQUIVALENTS	3,690,668	10,046,876	(884,643)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15,275,674	5,228,798	6,113,441

CASH AND CASH EQUIVALENTS AT END OF YEAR	$18,966,342	$15,275,674	$5,228,798

SUPPLEMENTAL SCHEDULES AND CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and other borrowings	$10,694,754	$5,445,940	$3,269,137
Income taxes	$2,671,746	$1,051,541	$36,000

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations: Monarch Financial Holdings, Inc. (the “Company”) is a Virginia chartered Bank Holding Company that offers a full range of banking services, primarily to individuals and businesses in the Hampton Roads area of Virginia. On June 1, 2006 the Company was created through a reorganization plan, under the laws of the Commonwealth of Virginia, in which Monarch Bank (the “Bank”) became a wholly-owned subsidiary of Monarch Financial Holdings, Inc. Monarch Bank was incorporated on May 1, 1998, and commenced operations on April 14, 1999.

In addition to banking services, the Bank originates mortgage loans in both the residential and commercial markets which are then sold on a broker basis. These services are offered under the name Monarch Home Funding and through the Bank’s 100% owned subsidiary, Monarch Capital, LLC. Investment and insurances services are provided through Virginia Asset Group, LLC, a 51% owned subsidiary formed in October 2006.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, collectively referred to as the “Company”. All significant intercompany transactions have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America and general practices within the banking industry requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses.

Cash and Cash Equivalents: The Company defines cash and cash equivalents to include currency, balances due from banks (including non-interest bearing and interest bearing deposits) and federal funds sold. The Company is required to maintain certain reserve balances with the Federal Reserve Bank.

Investment Securities: Investments in debt securities classified as held-to-maturity, are stated at cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Management has a positive intent and ability to hold these securities to maturity and, accordingly, adjustments are not made for temporary declines in their fair value below amortized cost. Investments not classified as held-to-maturity are classified as available-for-sale. Debt securities classified as available-for-sale are stated at fair value with unrealized holding gains and losses excluded from earnings and reported, net of deferred tax, as a component of other comprehensive income until realized.

Gains and losses on the sale of securities are determined using the specific identification method. Other-than-temporary declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost, if any, are included in earnings as realized losses.

Loans held for Sale: Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through the valuation allowance by charges to income.

Loans: Loans are reported at their principal outstanding balance net of charge-offs, deferred loan fees and costs on originated loans, unearned income, and unamortized premiums or discounts, if any, on purchased loans. Interest income is generally recognized when income is earned using the interest method.

Allowance for Loan Losses: A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

The adequacy of the allowance for loan losses is periodically evaluated by the Company in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. Management’s evaluation of the adequacy of the allowance is based on a review of the Company’s historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Increases and decreases in the allowance due to changes in the measurement of impaired loans, if applicable, are included in the provision for loan losses. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable.

When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

Income Recognition on Impaired and Nonaccrual Loans: Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful, or is partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual, if repayment in full of principal and/or interest is in doubt.

Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance by the borrower, in accordance with the contractual terms of interest and principal.

While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

Property and Equipment: Property and equipment are stated at cost less accumulated depreciation. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvement, whichever is shorter. Repairs and maintenance costs are charged to operations as incurred and additions and improvements to premises and equipment are capitalized. For financial reporting purposes, assets are depreciated using the straight-line method over their estimated useful lives. For income tax purposes, the accelerated cost recovery system and the modified accelerated cost recovery system are used.

Restricted Equity Securities: As a requirement for membership, the Company invests in the stock of the Federal Home Loan Bank of Atlanta (“FHLB”), Community Bankers Bank (“CBB”), and the Federal Reserve Bank (“FRB”). These investments are carried at cost. Due to the redemption provisions of these entities, the Company estimated that fair value equals cost and that this investment was not impaired at December 31, 2006.

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Credit Related Financial Instruments: In the ordinary course of business, the Company has entered into commitments to extend credit, including commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

Mortgage Banking Income: The Company derives its mortgage banking income from discounted fees, or points, collected on loans originated, premiums received on the sale of mortgage loans and their related servicing rights to investors, and other fees. The Company recognizes this income, including discount fees and points, when control over the related mortgage instrument is transferred to an investor bank. All of these components determine the gain on sale of the underlying mortgage loans to investors.

Advertising: Advertising costs are expensed as incurred.

Income Taxes: Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Segment Reporting: Public business enterprises are required to report information about operating segments in annual financial statements and selected information about operating segments in financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has two reporting segments, one for general banking service and one for the mortgage banking operations.

Net Income Per Share: Basic earnings per share (EPS) excludes dilution, and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Reclassifications: Certain reclassifications have been made to prior year’s information to conform to the current year’s presentation.

Comprehensive Income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The only component of other comprehensive income consists of unrealized gains and losses on available-for-sale securities are as follows:

	2006	2005	2004
Unrealized holding (losses) gains arising during the period	$101,109	$(83,913)	$83,552
Less reclassification adjustments for (gains) losses included in income	29,139	10,841	(16,454)

Total other comprehensive income (loss) before income tax expense	130,248	(73,072)	67,098
Income tax benefit (expense)	(44,284)	24,844	(22,371)

Net unrealized (losses) gains	$85,964	$(48,228)	$44,727

Stock Compensation Plans: In May 2006, Company shareholders ratified the adoption of a new stock-based compensation plan to succeed the Monarch Bank 1999 Incentive Stock Option Plan. The new Monarch Bank 2006 Equity Incentive Plan authorizes the compensation committee to grant options, stock appreciation rights, stock awards, performance stock awards, and stock units to designated directors, officers, key employees, consultants and advisors to the Company and its subsidiaries. The Plan authorizes the Company to issue up to 420,000 shares of Company common stock plus the number of shares of Company common stock outstanding under the 1999 Plan. The Plan also provides that no award may be granted more than 10 years after the May 2006 ratification date.

Prior to January 1, 2006, the Company accounted for the Monarch Bank 1999 Incentive Stock Option (the “99ISO”) plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. On January 1, 2006, the Company adopted FAS Statement No. 123R “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income.

All options under the 99ISO plan were vested on December 31, 2005 so no pro forma adjustments were necessary in 2006. The Company’s net income and earnings per share for the years ended December 31, 2005 and 2004, would have been adjusted to the pro forma amounts indicated below. For purposes of the pro forma disclosures, compensation cost for the options is expensed in the period the options are projected to vest.

		2006	2005	2004
Net income	As reported	$3,626,458	$2,101,831	$757,054
	Less stock-based compensation expense determined under fair-value-based method for all stock options	—	(799,297)	(140,972)

	Pro forma	$3,626,458	$1,302,534	$616,082

Net income per share
Basic	As reported	$0.91	$0.57	$0.23
	Pro forma	0.91	0.35	0.19
Diluted	As reported	$0.87	$0.55	$0.22
	Pro forma	0.87	0.34	0.18

The Black-Sholes option valuation model which was applied to the 99ISO plan was developed for use in estimating the fair value of traded options that had no vesting restrictions and were fully transferable. In addition, option valuation models required the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options had characteristics significantly different from those of traded options, and because changes in the subjective input assumptions could materially affect the fair value estimate, in management’s opinion, the existing models did not necessarily provide a reliable single measure of the fair value of its employee stock options.

The fair value of each option grant under the 99ISO was estimated on the date of the grant using the Black-Sholes option-pricing model with the following weighted-average assumptions for 2005 and 2004:

	2005	2004
Dividend yield	0%	0%
Expected life in years	—	7
Expected forfeitures	—	—
Expected volatility	22%	22%
Risk-free interest rate	3.98%	3.35%
Weighted average fair value	$4.88	$5.54

NOTE 2 – INVESTMENT SECURITIES

Securities available-for-sale consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2006
U.S. government agency obligations	$6,724,209	$2,479	$(84,714)	$6,641,974
Mortgage-backed securities	2,788,102	49,019	(38,269)	2,798,852
Corporate debt securities	2,113,286	—	(99,249)	2,014,037
Taxable municipal securities	—	—	—	—

	$11,625,597	$51,498	$(222,232)	$11,454,863

December 31, 2005
U.S. government agency obligations	$5,995,222	$—	$(165,122)	$5,830,100
Mortgage-backed securities	5,892,668	77,423	(85,549)	5,884,542
Corporate debt securities	2,158,021	—	(115,645)	2,042,376
Taxable municipal securities	565,000	—	(12,090)	552,910

	$14,610,911	$77,423	$(378,406)	$14,309,928

Securities held-to-maturity consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2006
U.S. government agency obligations	$38,573,804	$2,556	$(21,262)	$38,555,098

	$38,573,804	$2,556	$(21,262)	$38,555,098

December 31, 2005
U.S. government agency obligations	$22,088,894	$917	$(29,411)	$22,060,400

	$22,088,894	$917	$(29,411)	$22,060,400

The amortized cost and fair value of securities by contractual maturity date at December 31, 2006 are as follows:

Securities available-for-sale:

	Amortized Cost	Fair Value
Due in one year or less	$2,944,357	$2,919,513
Due from one to five years	5,394,921	5,277,191
Due from five to ten years	1,269,507	1,207,311
Due after ten years	2,016,812	2,050,848

Total	$11,625,597	$11,454,863

Securities held-to-maturity:

	Amortized Cost	Fair Value
Due in one year or less	$35,495,098	$35,488,598
Due from one to five years	3,078,706	3,066,500
Due from five to ten years	—	—
Due after ten years	—	—

Total	$38,573,804	$38,555,098

The following table shows the Company’s gross unrealized losses and fair value of investment securities by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006.

GROSS UNREALIZED LOSSES AND FAIR VALUE

AS OF DECEMBER 31, 2006

	Less than 12 months		12 months or more		Total
Securities Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency obligations	$1,298,754	$(5,126)	$5,994,700	$(100,850)	$7,293,454	$(105,976)
Federal agency mortgage backed securities	—	—	1,267,408	(38,270)	1,267,408	(38,270)
Corporate bonds	—	—	2,014,037	(99,249)	2,014,037	(99,249)

Total temporarily impaired securities	$1,298,754	$(5,126)	$9,276,145	$(238,369)	$10,574,899	$(243,495)

The Company has the ability and the intent to carry the investments noted with an unrealized loss to the final maturity of the instrument and considers these investments not other-than-temporarily impaired. Management intends to hold these investments until maturity due to the overall short maturity and duration of these investments, the positive credit ratings for each investment noted, and the need of the Company to continue to pledge investments for general operating purposes.

Securities with carrying values of $8,705,035 and $11,503,862 were pledged to secure treasury tax and loan, public deposits and borrowings from the Federal Home Loan Bank of Atlanta at December 31, 2006 and 2005, respectively.

Gross realized gains and losses on available-for-sale securities were:

	2006	2005	2004
Gross realized gains:
U.S. government agency obligations	$—	$—	$278
Mortgage-backed securities	91	—	26,478
Corporate debt securities	—	—	10,236
Tax-free municipal securities	—	1,298	518

Total gross realized gains	91	1,298	37,510

Gross realized losses:
Mortgage-backed securities	$(29,230)	$—	$—
Collateralized mortgage obligations	—	—	(5,795)
Tax-free municipal securities	—	(12,139)	(48,169)

Total gross realized losses	(29,230)	(12,139)	(53,964)

Net realized gains (losses)	$(29,139)	$(10,841)	$(16,454)

Proceeds from maturities, sales and calls of investment securities were $100,119,103, $58,033,174 and $51,769,213 for 2006, 2005 and 2004, respectively.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following at December 31:

	2006	2005
Commercial	$91,344,016	$89,489,243
Real estate
Construction	55,209,049	58,818,220
Residential (1-4 family)	60,801,865	28,388,194
Home equity lines	55,416,025	47,762,244
Multifamily	4,234,520	3,016,553
Commercial	50,930,589	30,650,410

Real estate subtotal	226,592,048	168,635,621

Loans to individuals:
Consumer and installment loans	3,348,441	5,033,861
Overdraft protection loans	68,511	75,521

Loans to individuals subtotal	3,416,952	5,109,382

Total gross loans	321,353,016	263,234,246
Allowance for loan losses	(3,235,000)	(2,685,000)
Unamortized loan costs, net of deferred fees	(89,990)	32,174

Total net loans	$318,028,026	$260,581,420

At December 31, 2006 and 2005, no loans were identified by the Bank as impaired. Nonaccrual loans were $99,931 and $0 at December 31, 2006 and 2005, respectively, and no loans existed which were past due 90 days or more and still accruing interest.

A summary of the activity in the allowance for loan losses account is as follows:

	Years Ended December 31,
	2006	2005	2004
Balance, beginning of year	$2,685,000	$1,804,000	$1,500,000
Provisions charged to operations	559,344	915,014	305,042
Loans charged-off	(13,394)	(34,014)	(1,042)
Recoveries	4,050	—	—

Balance, end of year	$3,235,000	$2,685,000	$1,804,000

New commitments to extend credit and letters of credit to related parties amounted to $377,000, $1,000,000 and $1,100,000 at December 31, 2006, 2005 and 2004, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

	2006	2005
Buildings	$2,175,303	$2,175,303
Land	3,179,962	328,831
Leasehold improvements	825,960	338,449
Equipment, furniture and fixtures	3,100,555	2,567,228

	9,281,780	5,409,811
Less accumulated depreciation	(2,597,015)	(2,034,727)

Property and equipment, net	$6,684,765	$3,375,084

Depreciation expense of $598,111, $458,448 and $413,828 were included in occupancy and equipment expense at December 31, 2006, 2005 and 2004, respectively.

The Company has ten noncancellable leases for premises. The lease terms are from two to thirty years and have various renewal dates. Rental expense was $524,897, $309,906 and $191,437 in 2006, 2005 and 2004, respectively. Minimum lease payments for succeeding years pertaining to these noncancellable operating leases are as follows:

2007	$517,636
2008	486,252
2009	428,139
2010	365,745
2011	271,902
Thereafter	324,930

$2,394,604

NOTE 5 – RESTRICTED EQUITY SECURITIES

Restricted equity securities are securities that do not have a readily determinable fair value and lack a market. Therefore, they are carried at cost. The following table represents balances as of December 31, 2006 and 2005, respectively:

	2006	2005
Federal Reserve Bank Stock	$881,100	$616,350
Federal Home Loan Bank Stock	2,825,800	1,667,700
Community Bankers Bank Stock	43,700	43,700

Total restricted equity securities	$3,750,600	$2,327,750

NOTE 6 – DEPOSITS

Interest-bearing deposits for the years ending December 31, 2006 and December 31, 2005, as well as the scheduled maturities of time deposits as of December 31, 2006 are as follows:

	2006	2005
NOW accounts	$9,758,681	$10,569,785
Money market accounts	146,771,131	123,968,442
Savings accounts	6,599,692	10,052,180
Certificates of deposit $100,000 and over	57,753,540	36,600,109
Other time deposits	30,545,105	36,380,043

Total interest-bearing deposits	$251,428,149	$217,570,559

Year Maturing
2007	$78,919,507
2008	3,273,722
2009	1,160,748
2010	4,330,596
2011	614,072
Thereafter	—

	$88,298,645

NOTE 7 – BORROWINGS

The Company has federal funds arrangements with three financial institutions that provide approximately $15.0 million of unsecured short-term borrowing capacity. As of December 31, 2006, there were no outstanding balances on these federal funds lines of credits. Information concerning federal funds purchased is summarized, as follows:

	2006	2005
Average balance during the year	$84,014	$1,476,751
Average interest rate during the year	5.66%	3.33%
Maximum month end balance during the year	$—	$2,692,000

The Company is a member of the Federal Home Loan Bank of Atlanta (“FHLB”) and as such, the Company may borrow funds based on criteria established by the FHLB. This line of credit would allow the Company to borrow up to 40% of assets, or approximately $163,088,000, if collateralized, as of December 31, 2006. The Company has pledged blanket liens on the 1-4 family residential loan portfolio, the home equity lines of credit/loans portfolio, and on qualifying commercial real estate loans. Investment securities with collateral values of $2,768,226 at December 31, 2006 and $5,657,170 at December 31, 2005 were also pledged to secure any advances. As of December 31, 2006, the Company could borrow approximately $71.2 million based upon collateral pledged. This line was reduced by $5.0 million, which has been pledged as collateral for public funds. Should the Company ever desire to increase the line of credit beyond the 40% limit, the FHLB would allow borrowings of up to 50% of total assets once the Company meets specific eligibility criteria.

As of December 31, 2006, the Company had three outstanding advances from the FHLB. One was in the amount of $5.0 million, one was for $1,875,117 and the third advance was $41.2 million. The first advance matures on March 12, 2012 and bears interest at 4.86% as of December 31, 2006. The interest rate adjusts monthly and is tied to 1-month LIBOR. The second advance matures September 28, 2015 and bears interest at 4.96% on December 31, 2006. The interest rate is fixed for the term of the advance and this advance was utilized to match fund ten-year amortizing loans to clients. The third advance was for $41,200,000, with a rate that changes daily. That rate on December 31, 2006 was 5.50%.

Other information concerning FHLB advances is summarized below:

	2006	2005
Average balance during the year	$12,978,823	$14,891,110
Average interest rate during the year	4.42%	3.05%
Maximum month end balance during the year	$48,075,117	$31,000,000

NOTE 8 – TRUST PREFERRED SUBORDINATED DEBT

Monarch Financial Holdings Trust is a wholly-owned special purpose finance subsidiary of the Parent, operating in the form of a grantor trust (the Trust). The Trust was created in June 2006 to issue capital securities and remit the proceeds to the Company. The Company is the sole owner of the common stock securities of the Trust. On July 5, 2006 the Trust issued 10,000 shares of preferred stock capital securities with a stated value of $1,000 per share, bearing a variable dividend rate, reset per quarter, equal to LIBOR plus 1.60%. The Trust securities have a mandatory redemption date of September 30, 2036, and are subject to varying call provisions at the option of the Company beginning September 30, 2011.

The Company unconditionally guarantees the stated value of the Trust preferred stock on a subordinated basis. Through an intercompany lending transaction, proceeds received by the Trust from the sale of securities were lent to the Company for general corporate purposes.

The Trust preferred stock is senior to the Company’s common stock in event of claims against Monarch, but is subordinated to all senior and subordinated debt securities. The shares of the Trust preferred stock are capital securities, which are distinct from the common stock or preferred stock of the Company, and the dividends thereon are tax-deductible. Dividends accrued for payment by the Trust are classified as interest expense on long-term debt in the consolidated statement of operations of the Company. The Trust preferred stock is shown as “Trust preferred subordinated debt” and classified as a liability in the consolidated balance sheets.

NOTE 9 – INCOME TAXES

The principal components of income tax expense for 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Current
Federal	$(2,011,621)	$(1,538,496)	$(505,957)
State	(24,710)	—	—

	(2,036,331)	(1,538,496)	(505,957)

Deferred
Federal	250,625	473,412	132,272
State	—	—	—

	250,625	473,412	132,272

Total
Federal	(1,760,996)	(1,065,084)	(373,685)
State	(24,710)	—	—

	$(1,785,706)	$(1,065,084)	$(373,685)

Differences between income tax expense calculated at the statutory rate and that shown in the statement of income for 2006, 2005 and 2004 are summarized, as follows:

	2006	2005	2004
Federal income tax expense at statutory rate	$(1,840,138)	$(1,076,749)	$(384,451)
Tax effect of:
BOLI cash surrender value increase	81,805	19,226	—
Tax-exempt interest	—	120	8,121
Other	(27,373)	(7,681)	2,645

Income tax expense	$(1,785,706)	$(1,065,084)	$(373,685)

The Company has the following deferred tax assets and liabilities at December 31, 2006 and 2005:

	December 31,
	2006	2005
Deferred tax assets:
Bad debts	$924,733	$734,556
Unrealized depreciation on securities	60,549	105,190
Premium amortization on securities	61,263	49,934
Other	—	10,097

Total deferred tax assets	1,046,545	899,777

Deferred tax liabilities:
Fixed assets	(11,435)	(48,804)
Accrual to cash basis conversion	(67,001)	(134,003)
Other	(28,988)	—

Total deferred tax liabilities	(107,424)	(182,807)

Net deferred tax assets	$939,121	$716,970

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company has outstanding at any time a significant dollar amount of commitments to extend credit. To accommodate major customers, the Company also provides standby letters of credit and guarantees to third parties. Those arrangements are subject to strict credit control assessments. Guarantees and standby letters of credit specify limits to the Company’s obligations. The amounts of loan commitments, guarantees and standby letters of credit are set out in the following table as of December 31, 2006 and 2005. Because many commitments and almost all standby letters of credit and guarantees expire without being funded, in whole or in part, the contract amounts are not estimates of future cash flows. The majority of commitments to extend credit have terms up to one year. Interest rates on fixed-rate commitments range from 4.99% to 24.99%. All of the guarantees written and the standby letters of credit at December 31, 2006 expire during 2007.

	2006		2005
	Variable Rate Commitments	Fixed Rate Commitments	Variable Rate Commitments	Fixed Rate Commitments
Commitments to grant loans	$55,050,094	$708,325	$35,904,867	$282,122
Unfunded commitments under lines of credit and similar arrangements	$103,554,347	$525,413	$78,896,626	$792,230
Standby letters of credit and guarantees written	$4,697,633	$—	$1,455,238	$—

Loan commitments, standby letters of credit and guarantees written have off-balance-sheet credit risk because only origination fees and accruals for probable losses, if any, are recognized in the statement of financial position, until the commitments are fulfilled or the standby letters of credit or guarantees expire. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that, in accordance with the requirements of FASB Statement No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, collateral or other security is of no value. The Company’s policy is to require customers to provide collateral prior to the disbursement of approved loans. For retail loans, the Company usually retains a security interest in the property or products financed, which provides repossession rights in the event of default by the customer. For business loans and financial guarantees, collateral is usually in the form of inventory or marketable securities (held in trust) or property (notations on title).

Concentrations of credit risk (whether on or off balance sheet) arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Company does not have significant exposure to any individual customer or counterparty. A geographic concentration arises because the Company operates primarily in southeastern Virginia.

The credit risk amounts represent the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. The Company has experienced little difficulty in accessing collateral when required. The amounts of credit risk shown, therefore, greatly exceed expected losses, which are included in the allowance for loan losses.

Various legal claims also arise from time to time in the normal course of business that, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

NOTE 11 – STOCK COMPENSATION AND BENEFIT PLANS

At December 31, 2005, the Company had fixed stock compensation plans for its officers, employees, and directors called the Monarch Bank 1999 Incentive Stock Option Plan (“99ISO”). All options have ten-year terms, and vest over periods determined on the issuance date. Pursuant to terms of the plan, the option exercise price equals or exceeds the market price of the stock as of the date the option is granted. The Company vested all options outstanding on December 31, 2005, and recognized an expense of $2,405 on December 31, 2005. This estimated expense will be adjusted over the remaining option terms to account for forfeitures. The Company will not issue any additional grants under this plan.

The following is a summary of the Company’s stock option activity, and related information. All shares and per share prices have been restated for stock splits and dividends in the years presented:

	2006			2005		2004
Options	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding - Beginning of year	517,079	$7.69		416,891	$6.62	444,705	$6.56
Granted	—	—		124,944	11.20	20,762	9.94
Exercised	(78,807)	6.34		(18,981)	7.25	(27,456)	7.39
Forfeited	(6,188)	10.40		(5,775)	7.58	(21,120)	7.58

Outstanding - End of year	432,084	$7.90	4,148,006	517,079	$7.69	416,891	$6.62

Options exercisable at year-end	432,084	$7.90	4,148,006	517,079	$7.69	302,948	$6.09

Weighted average fair value per option granted during year		$—			$11.14		$9.86

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $845,889, $76,842, and 78,153, respectively. All options granted in relation to the 99ISO plan were fully vested at December 31, 2005.

Cash received for option exercise under share-based payment arrangements for 2006, 2005 and 2004 was $499,858, $145,031, and $202,992, respectively. No tax deductions from option exercise of the share-based payment arrangements were received in 2006 and 2004 however a $4,492 tax benefit was realized in 2005.

Other information pertaining to options outstanding at December 31, 2006 is as follows:

Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)
$5.05 to $10.00	313,259	4.3
$10.00 to $12.00	118,825	8.7

	432,084

In May 2006, Company shareholders approved the adoption of a new stock-based compensation plan to succeed the 99ISO. The new Monarch Bank 2006 Equity Incentive Plan (“2006EIP”) authorizes the compensation committee to grant options, stock appreciation rights, stock awards, performance stock awards, and stock units to designated directors, officers, key employees, consultants and advisors to the Company and its subsidiaries. The Plan authorizes the Company to issue up to 420,000 shares of Company Common Stock plus the number of shares of Company Common Stock outstanding under the 1999 Plan. The Plan also provides that no award may be granted more than 10 years after the May 2006 ratification date.

On September 18, 2006, the Company issued its first stock awards under the new Plan at a price equal to the stock price on that date with vesting periods of up to three years from issue. Total compensation costs will be recognized over the vesting period.

A summary of the status of the Company’s nonvested shares in relation to its restricted stock awards as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below; the weighted average price is the weighted average fair value at the date of grant:

	2006
Restricted Share Awards	Options	Weighted Average Price
Outstanding - Beginning of year	—	$—
Granted	23,000	17.40
Vested	—	—
Forfeited	—	—

Outstanding - End of year	23,000	$17.40

As of December 31, 2006, there was $400,200 of total unrecognized cost related to the nonvested share-based compensation arrangements granted under the 2006EIP. That cost is expected to be recognized over a weighted-average period of 2.8 years.

Other information pertaining to restricted stock at December 31, 2006 is as follows:

		Remaining
Range of Exercise Prices	Number Outstanding	Contractual Life (Years)
$15.00 to $18.00	23,000	9.3

	23,000

The Company has a 401(k) defined contribution plan applicable to all eligible employees. Contributions to the plan are made at the employee’s election. Employees may contribute up to 15% of their salaries up to IRS limits. The Company began making contributions in April 2001. The Company matched 100% of the first 6.0% of employee contributions in 2006 and 2005. The Company’s expense for 2006, 2005 and 2004 was $263,436, $222,489, and $162,240, respectively.

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company has loan transactions with its executive officers and directors, and with companies in which the executive officers and directors have a financial interest. A summary of related party loan activity is as follows during 2006.

Balance, December 31, 2005	$4,259,671
Originations	2,946,594
Repayments	(2,770,042)

Balance, December 31, 2006	$4,436,223

NOTE 13 – REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components (such as interest rate risk), risk weighting, and other factors.

The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the Bank.

Quantitative measures established by regulation to ensure capital adequacy require that the Company and Bank maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2006 the Bank was categorized as “well capitalized”, the highest lever of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. The Bank’s actual capital amounts and ratios are also presented in the table as of December 31, 2006 and 2005:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
	(Dollars in Thousands)
As of December 31, 2006
Total Risk-Based Capital Ratio	$47,359	13.07%	$28,987	8.00%	$36,234	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio	$44,124	12.18%	$14,494	4.00%	$21,684	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio	$44,124	12.21%	$14,456	4.00%	$18,070	5.00%
(Tier 1 Capital to Average Assets)
As of December 31, 2005
Total Risk-Based Capital Ratio	$32,690	10.74%	$24,350	8.00%	$30,436	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio	$30,005	9.86%	$12,174	4.00%	$18,262	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio	$30,005	9.96%	$12,056	4.00%	$15,070	5.00%
(Tier 1 Capital to Average Assets)

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and fair value of the Bank’s financial instruments at December 31, 2006 and 2005. FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than through a forced or liquidation sale. The carrying amounts in the table are included in the balance sheet under the indicated captions.

	2006		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$18,966,342	$18,966,342	$15,275,674	$15,275,674
Investment securities	50,028,667	50,009,961	36,398,822	36,370,328
Mortgage loans held for sale	606,400	606,400	4,253,542	4,253,542
Loans (net)	318,028,026	315,826,300	260,581,420	261,453,558
Accrued interest receivable	1,646,979	1,646,979	1,206,998	1,206,998
Restricted equity securities	3,750,600	3,750,600	2,327,750	2,327,750
Financial Liabilities
Deposit liabilities	$314,113,475	$312,091,358	$273,073,104	$264,119,991
Total borrowings	58,075,117	58,075,036	26,976,025	26,804,075
Accrued interest payable	325,305	325,305	163,277	163,277

Estimation of Fair Values

The following notes summarize the significant assumptions used in estimating the fair value of financial instruments:

Short-term financial instruments are valued at their carrying amounts included in the Bank’s balance sheet, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments. This approach applies to cash and cash equivalents and short-term borrowings.

Loans are valued on the basis of estimated future receipts of principal and interest, which are discounted at various rates. Loan prepayments are assumed to occur at the same rate as in previous periods when interest rates were at levels similar to current levels. Future cash flows for homogeneous categories of consumer loans, such as motor vehicle loans, are estimated on a portfolio basis and discounted at current rates offered for similar loan terms to new borrowers with similar credit profiles. The fair value of nonaccrual loans also is estimated on a present value basis, using higher discount rates appropriate to the higher risk involved.

Investment securities are valued at quoted market prices if available. For unquoted securities, the fair value is estimated by the Bank on the basis of financial and other information.

Restricted equity securities are estimated based on the basis of financial and other information.

The fair value of demand deposits and deposits with no defined maturity is taken to be the amount payable on demand at the reporting date. The fair value of fixed-maturity deposits is estimated using rates currently offered for deposits of similar remaining maturities. The intangible value of long-term relationships with depositors is not taken into account in estimating the fair values disclosed.

The fair value of short- term borrowings is based on discounting expected cash flows at the interest rate of debt with the same or similar remaining maturities and collateral requirements.

The carrying amounts of accrued interest approximate fair value.

It is not practicable to separately estimate the fair values for off-balance-sheet credit commitments, including standby letters of credit and guarantees written, due to the lack of cost-effective reliable measurement methods for these instruments.

NOTE 15 – EARNINGS PER SHARE RECONCILIATION

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	2006	2005	2004
Net income (numerator, basic and diluted)	$3,626,458	$2,101,831	$757,054
Weighted average shares outstanding (denominator)	3,966,207	3,657,267	3,285,879

Income per common share - basic	$0.91	$0.57	$0.23

Weighted average shares - diluted (denominator)	4,188,637	3,819,959	3,426,998

Income per common share - diluted	$0.87	$0.55	$0.22

The dilutive effect of stock options is 222,430, 162,692, and $141,119 shares for 2006, 2005, and 2004 respectively.

NOTE 16 – SEGMENT REPORTING

Reportable segments include community banking and retail mortgage banking services. Community banking involves making loans to and generating deposits from individuals and businesses in the markets where the Bank has offices. Retail mortgage banking originates residential loans and subsequently sells them to investors. The mortgage banking segment is a strategic business unit that offers different products and services. It is managed separately because the segment appeals to different markets and, accordingly, requires different technology and marketing strategies. The segments most significant revenue and expense is non-interest income and non-interest expense, respectively. The Bank does not have other reportable operating segments. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market based. The assets and liabilities and operating results of the Bank’s other wholly owned subsidiary, Monarch Capital, LLC, is included in the mortgage banking segment. Monarch Capital, LLC, provides commercial mortgage brokerage services.

Segment information for the years 2006, 2005 and 2004 is shown in the following table. The “Other” column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

Selected Financial Information

	Commercial and Other Banking	Mortgage Banking Operations	Intersegment Eliminations	Total
Year Ended December 31, 2006
Net interest income after provision for loan losses	$13,850,073	$(159,656)	$—	$13,690,417
Noninterest income	1,692,675	2,060,700	(167,617)	3,585,758
Noninterest expenses	(10,160,871)	(1,882,721)	174,000	(11,869,592)

Net income before income taxes and minority interest	$5,381,877	$18,323	$6,383	$5,406,583

Year Ended December 31, 2005
Net interest income after provision for loan losses	$9,272,256	$(167,332)	$—	$9,104,924
Noninterest income	1,308,598	2,062,095	(220,791)	3,149,902
Noninterest expenses	(7,413,939)	(1,847,972)	174,000	(9,087,911)

Net income before income taxes and minority interest	$3,166,915	$46,791	$(46,791)	$3,166,915

Year Ended December 31, 2004
Net interest income after provision for loan losses	$5,956,582	$(101,627)	$—	$5,854,955
Noninterest income	965,453	1,731,199	(300,512)	2,396,140
Noninterest expenses	(5,791,296)	(1,342,607)	21,000	(7,112,903)

Net income before income taxes and minority interest	$1,130,739	$286,965	$(279,512)	$1,138,192

Segment Assets
2006	$408,340,386	$1,391,334	$(2,010,145)	$407,721,575
2005	$331,724,514	$5,082,404	$(5,632,873)	$331,174,045

NOTE 17 – CONDENSED PARENT COMPANY ONLY FINANCIAL INFORMATION

On June 1, 2006, a parent corporation, Monarch Financial Holdings, Inc. was formed through a reorganization plan under the laws of the Commonwealth of Virginia. With this reorganization, Monarch Bank became a wholly-owned subsidiary of Monarch Financial Holdings, Inc.

The condensed financial position as of December 31, 2006 and the condensed partial-year results of operations and cash flows for Monarch Financial Holdings, Inc., parent company only, are presented below.

CONDENSED BALANCE SHEET

ASSETS	December 31, 2006
Investment in Monarch Bank	$44,014,034
Other assets	3,903

Total assets	$44,017,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Floating rate subordinated debenture (trust preferred securities)	$10,000,000
Other liabilities	3,903
Total shareholders’ equity	34,014,034

Total liabilities and stockholders’ equity	$44,017,937

CONDENSED INCOME STATEMENT

From June 1, 2006 through December 31, 2006

2006
INCOME
Dividends from subsidiaries	$351,231

Total income	351,231

EXPENSES
Interest on borrowings	351,231

Total expenses	351,231

INCOME BEFORE EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES	—
EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES	2,276,845

NET INCOME	$2,276,845

CONDENSED STATEMENTS OF CASH FLOWS

From June 1, 2006 through December 31, 2006

2006
Operating activities:
Net income	$2,276,845
Adjustments to reconcile net income to net cash provided byoperating activities:
Depreciation	—
Equity in undistributed net income of subsidiaries	(2,276,845)
Changes in:
Interest receivable and other assets	(3,903)
Interest payable and other liabilities	3,903

Net cash from operating activities:	—

Investing activities:
Investment in Monarch Bank	(10,459,475)

Net cash from investing activities:	(10,459,475)

Financing activities:
Net proceeds from issuance of trust preferred subordinated debt	10,000,000
Proceeds from issuance of common stock	459,475

Net cash from financing activities:	10,459,475

CHANGE IN CASH AND CASH EQUIVALENTS	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—

Supplemental disclosure of non-cash investing and financing activities:

Monarch Financial Holdings, Inc., acquired all of the outstanding shares and net assets of Monarch Bank in an exchange of shares on June 1, 2006.

NOTE 18 – QUARTERLY CONDENSED STATEMENT OF INCOME - UNAUDITED

The following table sets for the results of operations for the four quarters unaudited of 2006, 2005 and 2004. All per share amounts have been adjusted for all prior stock splits and dividends.

	Quarter Ended
	Dec 2006	Sept 2006	Jun 2006	Mar 2006
Interest income	$6,980,555	$6,793,448	$6,002,953	$5,333,491
Interest expense	3,091,476	3,082,526	2,518,199	2,168,485
Net interest income	3,889,079	3,710,922	3,484,754	3,165,006
Provision for loan losses	77,100	207,100	178,887	96,257
Noninterest income	983,260	848,397	847,664	906,437
Noninterest expense	3,271,281	2,935,369	2,885,546	2,777,396
Income before provision for income taxes	1,523,958	1,416,850	1,267,985	1,197,790
Minority interests in subsidiary (net income) loss	5,581	—	—	—
Provision for income taxes	512,983	464,250	418,107	390,366

NET INCOME	$1,016,556	$952,600	$849,878	$807,424

Basic earnings per share	$0.25	$0.24	$0.22	$0.21
Diluted earnings per share	$0.24	$0.22	$0.20	$0.19

	Quarter Ended
	Dec 2005	Sept 2005	Jun 2005	Mar 2005
Interest income	$4,863,615	$4,110,876	$3,470,175	$3,082,342
Interest expense	1,890,164	1,439,570	1,166,350	1,010,985
Net interest income	2,973,451	2,671,306	2,303,825	2,071,357
Provision for loan losses	272,743	242,771	226,500	173,000
Noninterest income	910,187	882,160	729,797	627,758
Noninterest expense	2,501,676	2,430,173	2,192,450	1,963,612
Income before provision for income taxes	1,109,218	880,522	614,672	562,503
Minority interests in subsidiary (net income) loss	—	—	—	—
Provision for income taxes	366,067	297,346	211,021	190,650

NET INCOME	$743,151	$583,176	$403,651	$371,853

Basic earnings per share	$0.19	$0.15	$0.11	$0.11
Diluted earnings per share	$0.18	$0.15	$0.11	$0.11

	Quarter Ended
	Dec 2004	Sept 2004	Jun 2004	Mar 2004
Interest income	$2,680,908	$2,405,446	$2,188,123	$2,117,662
Interest expense	883,364	807,861	775,710	765,207
Net interest income	1,797,544	1,597,585	1,412,413	1,352,455
Provision for loan losses	137,042	101,000	40,000	27,000
Noninterest income	568,875	624,430	654,774	548,061
Noninterest expense	1,819,638	1,831,918	1,799,286	1,662,061
Income before provision for income taxes	409,739	289,097	227,901	211,455
Minority interests in subsidiary (net income) loss	—	—	—	(7,453)
Provision for income taxes	138,194	88,644	77,486	69,361

NET INCOME	$271,545	$200,453	$150,415	$134,641

Basic earnings per share	$0.08	$0.06	$0.04	$0.04
Diluted earnings per share	$0.08	$0.06	$0.04	$0.04

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

For the period ending December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in periodic Federal Reserve Bank filings.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably liked to materially affect, the internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information contained in Monarch Bank’s Proxy Statement for its 2007 Annual Meeting (the “Proxy Statement”) under the headings “Election of Directors” on pages 2 through 6, information regarding executive officers contained under the heading “Executive Compensation” on Page 13 and information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” on Page 7 are incorporated herein by reference.

Item 11.	Executive Compensation

Information contained in the Proxy Statement under the heading “Compensation Discussion and Analysis of Executive Officers” on pages 14 through 23 are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information contained in the Proxy Statement under the heading “Security Ownership” on page 5 through 7, is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans. Equity Compensation Plan Information:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders 1999 Stock Option Plan	432,084	$7.90	11,217

Equity compensation plans approved by security holders 2006 Equity Incentive Plan	23,000	$17.40	502,000

Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	455,084	$8.38	513,217

Item 13.	Certain Relationships and Related Transactions

Information contained in the Proxy Statement under the heading “Independence of the Directors” on page 8 and 9, and under the heading “Transactions with Management” on page 23 are incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information contained in the Proxy Statement under the heading “Fees Paid to Independent Auditors” on page 24, are incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

(a)	(1) and (2). The response to this portion of Item 15 is included in Item 8 above.

(3). Exhibits:

No.	Description
3.1	Articles of Incorporation of Monarch Financial Holdings, Inc.	***

3.2	Bylaws of Monarch Financial Holdings, Inc.	***

10.1	Employment Agreement entered into between the Company and William F. Rountree, Jr.	*

10.2	Monarch Bank 2006 Equity Incentive Plan	***

21.1	Subsidiaries of Registrant	**

31.1	Certification of CEO pursuant to Rule 13a-14(a).	**

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).	**

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

*	Incorporated herein by reference to Schedule 14a, Definitive Proxy Statement for the year ended December 31, 1999.
**	Filed herewith.
***	Incorporated herein by reference to Schedule 14a, Definitive Proxy Statement for the year ended December 31, 2005.

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH FINANCIAL HOLDINGS, INC.

March 21, 2007

By:	/s/ Brad E. Schwartz
Executive Vice President, Secretary, Treasurer
& Chief Financial & Operating Officer
(On behalf of the Company and as principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2007.

/s/ Lawton H. Baker	March 21, 2007
Lawton H. Baker, Director

/s/ Cassell D. Basnight	March 21, 2007
Cassell D. Basnight, Director

/s/ Jeffrey F. Benson	March 21, 2007
Jeffrey F. Benson, Director

/s/ Joe P. Covington, Jr.	March 21, 2007
Joe P. Covington, Jr., Director

/s/ Taylor B. Grissom	March 21, 2007
William A. McPherson, Jr., Director

/s/ Robert M. Oman	March 21, 2007
Robert M. Oman, Director

/s/ Elizabeth T. Patterson	March 21, 2007
Elizabeth T. Patterson, Director

/s/ William F. Rountree, Jr.	March 21, 2007
William F. Rountree, Jr., Chief Executive Officer and Director (as principal executive officer)

/s/ Dwight C. Schaubach	March 21, 2007
Dwight C. Schaubach, Director

/s/ Brad E. Schwartz	March 21, 2007
Brad E. Schwartz, Director, Chief Financial and Operating Officer

/s/ Lawrence L. Sutton	March 21, 2007
Lawrence L. Sutton, Director