Form 10-Q
period 2007-03-31
Monarch Financial Holdings, Inc.
filed 2007-05-15
CIK 1364856

UNITED STATES

FEDERAL RESERVE BOARD OF GOVERNORS

Washington, DC 20551

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: March 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52032

MONARCH FINANCIAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	20-4985388
(State of other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.

1101 Executive Drive, Chesapeake, Virginia	23320
(Address of principal executive offices)	(Zip Code)

(757) 389-5112

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of “Accelerated Filer and Large Accelerated Filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5.00 Par Value – 4,078,956 as of May 8, 2007

MONARCH FINANCIAL HOLDINGS, INC.

FORM 10-Q

MARCH 31, 2007

PART I— FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Balance Sheets

Monarch Financial Holdings, Inc. and Subsidiaries

	Unaudited March 31, 2007	Audited December 31, 2006
ASSETS:
Cash and due from banks	$8,284,332	$9,504,743
Interest-bearing bank balances	10,321,512	7,963,785
Federal funds sold	972,544	1,497,814

Total cash and cash equivalents	19,578,388	18,966,342
Investment securities held-to-maturity, at cost	23,578,506	38,573,804
Investment securities available-for-sale, at fair value	8,922,581	11,454,863
Loans held for sale	1,225,600	606,400
Loans:
Loans, net of unearned income	338,509,580	321,263,026
Less: allowance for loan losses	(3,378,000)	(3,235,000)

Loans, net	335,131,580	318,028,026
Interest receivable	1,625,660	1,646,979
Property and equipment, net	7,103,668	6,684,765
Restricted equity securities	3,978,900	3,750,600
Bank owned life insurance	6,358,152	6,297,151
Other assets	1,974,670	1,710,645

Total assets	$409,477,705	$407,719,575

LIABILITIES:
Deposits:
Noninterest-bearing	$59,001,106	$62,685,326
Interest-bearing	259,264,265	251,428,149

Total deposits	318,265,371	314,113,475
Borrowings:
Federal Home Loan Bank advances	44,560,139	48,075,117
Trust preferred subordinated debt	10,000,000	10,000,000
Federal funds purchased	—	—

Total borrowings	54,560,139	58,075,117
Other liabilities	1,181,513	1,489,330

Total liabilities	374,007,023	373,677,922

Minority interests in subsidiary	33,202	27,619

STOCKHOLDERS’ EQUITY:
Preferred stock, $5 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $5 par value, 20,000,000 shares authorized, issued and outstanding 4,078,956 and 4,038,548 shares, respectively	20,394,780	20,192,740
Additional paid-in capital	9,966,787	9,669,586
Accumulated earnings	5,187,925	4,261,537
Accumulated other comprehensive loss	(112,012)	(109,829)

Total stockholders’ equity	35,437,480	34,014,034

Total liabilities and stockholders’ equity	$409,477,705	$407,719,575

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.	FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Income

Monarch Financial Holdings, Inc. and Subsidiaries

Unaudited

	3 Months Ended March 31,
	2007	2006
Interest income:
Interest and fees on loans	$6,759,212	$5,039,086
Interest on investment securities
Taxable	161,253	177,361
Interest on federal funds sold	5,086	23,020
Dividends on equity securities	36,322	28,095
Other interest income	17,317	65,929

Total interest income	6,979,190	5,333,491

Interest expense:
Interest on deposits	2,757,625	2,043,017
Interest on trust preferred subordinated debt	174,094	—
Interest on borrowings	277,786	125,468

Total interest expense	3,209,505	2,168,485

Net interest income	3,769,685	3,165,006
Provision for loan losses	143,000	96,257

Net interest income after provision for loan losses	3,626,685	3,068,749

Noninterest income:
Mortgage banking income	460,547	632,898
Service charges and fees	249,839	202,433
Investment and insurance commissions	245,365	10,474
Other	90,994	60,632

Total noninterest income	1,046,745	906,437

Noninterest expenses:
Salaries and employee benefits	2,008,312	1,632,425
Occupancy expenses	279,948	231,849
Furniture and equipment expenses	147,207	122,723
Data processing services	153,951	131,032
Loan origination expenses	127,628	120,112
Advertising and marketing expenses	53,709	102,296
Professional fees	61,058	47,059
Virginia franchise tax	96,170	63,700
Stationery and supplies	61,709	63,121
Other	329,436	263,079

Total noninterest expenses	3,319,128	2,777,396

Income before income taxes and minority interests	1,354,302	1,197,790
Minority interests in subsidiary’s net income	(20,430)	—

Net income before income taxes	1,333,872	1,197,790
Income tax expense	(407,484)	(390,366)

Net income	$926,388	$807,424

Basic net income per share	$0.23	$0.21

Diluted net income per share	0.22	0.19

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.	FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Changes in Shareholders’ Equity

Monarch Financial Holdings, Inc. and Subsidiaries

Unaudited

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance—December 31, 2005	3,936,741	$19,683,705	$9,678,760	$635,079	$(195,793)	$29,801,751
Net income for three months ended March 31, 2006	—	—	—	807,424	—	807,424
Unrealized loss on available for sale securities, net of income taxes	—	—	—	—	(50,015)	(50,015)

Total comprehensive income						757,409

Stock options exercised	1,250	6,250	62	—	—	6,312

Balance—March 31, 2006	3,937,991	$19,689,955	$9,678,822	$1,442,503	$(245,808)	$30,565,472

Balance—December 31, 2006	4,038,548	$20,192,740	$9,669,586	$4,261,537	$(109,829)	$34,014,034
Net income for three months ended March 31, 2007	—	—	—	926,388	—	926,388
Unrealized gain on available for sale securities, net of income taxes	—	—	—	—	(2,183)	(2,183)

Total comprehensive income						924,205

Stock options exercised, including The realization of tax benefits of $171,632	39,408	197,040	218,398	—	—	415,438
Stock-based compensation expense	1,000	5,000	78,803	—	—	83,803

Balance—March 31, 2007	4,078,956	$20,394,780	$9,966,787	$5,187,925	$(112,012)	$35,437,480

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.	FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Cash Flows

Monarch Financial Holdings, Inc. and Subsidiaries

Unaudited

	3 Months Ended March 31,
	2007	2006
Operating activities:
Net income	$926,388	$807,424
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	143,000	96,257
Provision for depreciation	157,993	142,608
Accretion of discounts and amortization of premiums, net	(14,681)	1,086
Deferral of loan costs, net of deferred fees	(6,080)	33,410
Stock-based compensation	42,621	—
Changes in:
Mortgage loans held for sale	(619,200)	591,770
Interest receivable	21,319	(30,799)
Other assets	(323,902)	(22,198)
Other liabilities	(89,420)	(537,226)

Net cash provided from operating activities	238,038	1,082,332

Investing activities:
Purchases of held-to-maturity securities	(19,983,100)	(25,953,308)
Purchases of available-for-sale securities	—	(300,882)
Proceeds from maturities and sales of available-for-sale securities	2,522,054	666,900
Proceeds from maturities and calls of held-to-maturity securities	35,000,000	20,000,000
Loan originations, net of principal repayments	(17,240,474)	(10,350,300)
Purchases of property and equipment	(576,896)	(522,554)
Sale of restricted equity securities, net of redemptions	(228,300)	(207,500)

Net cash used by investing activities	(506,716)	(16,667,644)

Financing activities:
Net increase (decrease) in noninterest-bearing deposits	(3,684,220)	4,081,742
Net increase in interest-bearing deposits	7,836,116	13,261,450
Net decrease in federal funds purchased	—	(1,000)
FHLB advances, net of repayments	(3,514,978)	(24,976)
Proceeds from issuance of common stock, net of issuance costs	243,806	6,312

Net cash from financing activities	880,724	17,323,528

CHANGE IN CASH AND CASH EQUIVALENTS	612,046	1,738,216
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,966,342	15,275,674

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,578,388	$17,013,890

SUPPLEMENTAL SCHEDULES AND CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and other borrowings	$3,227,896	$2,133,131
Income taxes	$175,000	$975,000

The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly Monarch Financial Holdings, Inc.’s financial position as of March 31, 2007; the consolidated statements of income for the three months ended March 31, 2007 and 2006; the consolidated statements of changes in shareholders’ equity for the three months ended March 31, 2007 and 2006; and the consolidated statements of cash flows for the three months ended March 31, 2007 and 2006. These financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. The financial statements include the accounts of Monarch Financial Holdings, Inc. and its subsidiaries, and all significant intercompany accounts and transactions have been eliminated. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

NOTE 2.GENERAL

Monarch Financial Holdings, Inc. (“Monarch” or the “Company”) is a Virginia chartered Company that offers a full range of banking services, primarily to individuals and businesses in the Hampton Roads area of Virginia. On June 1, 2006, the Company was created through a reorganization plan, under the laws of the Commonwealth of Virginia, in which Monarch Bank became a wholly-owned subsidiary of Monarch Financial Holdings, Inc. In addition, the number of authorized common stock shares increased to 20,000,000 and the shareholders of the Company became shareholders of the Corporation in a stock-for-stock conversion. Monarch Bank was incorporated in Virginia on May 1, 1998, and commenced operations as a commercial bank on April 14, 1999, at its main office in the Greenbrier area in Chesapeake. In addition to its main office, Monarch has eight other banking offices – in the Great Bridge area in Chesapeake, the Lynnhaven area in Virginia Beach, the Town Center area in Virginia Beach, the Oceanfront area in Virginia Beach, the Kempsville area in Virginia Beach, the Ghent area in Norfolk, and two offices in downtown Norfolk.

Monarch Home Funding (MHF) originates and sells permanent residential mortgage loans. MHF began operations as a mortgage broker in September 2000, originating conventional, FHA and VA residential loans. In the third quarter of 2003, MHF became a mortgage lender. As a mortgage lender, MHF can underwrite mortgage loans for its customers, providing additional mortgage related products and services with much more efficiency. MHF originates conventional, FHA and VA residential loans and offers a construction-permanent loan program. Monarch Home Funding was a Limited Liability Company prior to December 29, 2006, at which time it was merged into Monarch Bank and now operates as a division of Monarch Bank. MHF has three offices—one in Chesapeake, one in Norfolk and one in Virginia Beach.

In August 2001, the Company formed Monarch Investment, LLC, for the purpose of selling annuities and investment securities and services. The Company owns a 100% interest in Monarch Investment, LLC. The Company has invested in the formation of Bankers Investments Group, LLC, the parent company of BI Investments, LLC, a registered brokerage firm and investment advisor. BI Investments, LLC, sells non-deposit investment products in various community banks in Virginia, which are owners in Bankers Investments Group, LLC, with the Virginia Bankers Association Management Services Division. In September 2006, Monarch Investment, LLC, formed a subsidiary titled Virginia Asset Group, LLC. Virginia Asset Group, LLC, is owned 51% by Monarch Investment, LLC and 49% by Darin Ely.

In January 2003, the Company purchased a minority interest in Bankers Insurance, LLC in a joint venture with the Virginia Bankers’ Association and many other community banks. Bankers Insurance, LLC, is a full service property/casualty and life/health agency that ranks as one of the largest agencies in Virginia. Bankers Insurance, LLC, provides insurance to Monarch Bank customers and to the general public.

In February 2004, the Company formed Monarch Capital, LLC, for the purpose of engaging in the commercial real estate brokerage business. The Company owns a 100% interest in Monarch Capital, LLC.

In November 2004, the Company purchased a minority interest in Bankers Title of Hampton Roads, LLC, in a joint venture with the Virginia Bankers’ Association and many other community banks in Virginia. In December 2006 Bankers’ Title of Hampton Roads, LLC, was merged into Bankers’ Title of Central Virginia, with the minority interest now held in that name. Bankers Title, LLC, is a full service title insurance agency that provides title insurance products and services to Monarch Financial Holdings, Inc., Monarch Home Funding customers and to the general public.

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

	3 months ended March 31,
	2007	2006
Net income (numerator, basic and diluted)	$926,388	$807,424
Weighted average shares outstanding (denominator)	4,022,654	3,938,300

Income per common share—basic	$0.23	$0.21

Weighted average shares—diluted (denominator)	4,230,078	4,165,945

Income per common share—diluted	$0.22	$0.19

The dilutive effect of stock options is 207,424 and 227,645 shares for the three months ended March 31, 2007 and 2006, respectively.

NOTE 4 COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The only component of other comprehensive income consists of unrealized gains and losses on available-for-sale securities. The Company accounts for comprehensive income in accordance with FASB Statement No. 130, Reporting Comprehensive Income. The following is a detail of comprehensive income for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31
	2007	2006
Net Income	$926,388	$807,424
Change in unrealized losses on securities available-for-sale, net of tax expense	(2,183)	(50,015)

Total comprehensive income	$924,205	$757,409

Unrealized holding losses during the period	$(3,308)	$(75,780)
Less reclassification adjustment for losses included in income	—	—

Total other comprehensive loss before income tax benefit	(3,308)	(75,780)
Income tax benefit	1,125	25,765

Net unrealized losses	$(2,183)	$(50,015)

NOTE 5. STOCK-BASED COMPENSATION

As of March 31, 2007, the Company had a stock-based compensation plan. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. On January 1, 2006, the Company adopted FAS Statement No. 123R “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income.

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

Since May 2006, the Company has issued stock awards under the new Plan at a price equal to the stock price on the issue date with vesting periods of up to three years from issue. Total compensation costs will be recognized annually on a pro-rata basis over the vesting period.

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

Segment information for the three months ended March 31, 2007 and 2006 is shown in the following table. The “Other” category includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

	Community Banking	Mortgage Banking	Intersegment Eliminations	Total
Three Months Ended March 31, 2007
Net interest income after provision for loan losses	$3,657,073	$(30,388)	$—	$3,626,685
Noninterest income	601,128	460,547	(14,930)	1,046,745
Noninterest expense	(2,978,176)	(458,729)	43,500	(3,393,405)

Net income before income taxes and minority interests	$1,280,025	$(28,570)	$28,570	$1,280,025

Three Months Ended March 31, 2006
Net interest income after provision for loan losses	$3,119,255	$(50,506)	$—	$3,068,749
Noninterest income	398,522	632,898	(124,983)	906,437
Noninterest expense	(2,324,487)	(496,409)	43,500	(2,777,396)

Net income before income taxes and minority interests	$1,193,290	$85,983	$(81,483)	$1,197,790

Segment Assets
2007	$410,179,905	$2,046,001	$(2,748,201)	$409,477,705
2006	$349,342,946	$4,563,681	$(5,188,871)	$348,717,756

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment to FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value and also establishes fair presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning November 15, 2007. The Company is assessing the impact, if any, that adoption will have on its financial statements.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007. The effect of applying provisions of the Interpretation to the Company’s financial statements was immaterial.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets-—an amendment of FASB Statement No. 140.” SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, the Statement permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 156 to have a material impact on its financial statements.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 155 to have a material impact on its financial statements.

Refer to the Company’s December 31, 2006 Annual Report on Form 10-K for previously announced accounting pronouncements.

ITEM 2.

MONARCH FINANCIAL HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The purpose of this discussion is to focus on important factors affecting the Company’s financial condition and results of operations. The discussion and analysis should be read in conjunction with the Consolidated Financial Statements and supplemental financial data.

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

A summary of the Company’s significant risk factors is set forth in Note 1A in the Company’s 2006 Form 10-K.

Earnings Summary

Monarch Financial Holdings, Inc. reported net income of $926,388 for the three months ending March 31, 2007, compared to $807,424 for the same period in 2006, an increase of $118,964, or 14.7%. Net interest income increased 19.1% or $604,679, to $3,769,685, during the first three months of 2007, when compared to 2006. Noninterest income was $1,046,745, an increase of $140,308, or 15.5% and noninterest expenses totaled $3,393,405, an increase of $616,009, or 22.2%. Basic and diluted earnings per share of common stock were $0.23 and $0.22 for the first three months of 2007 and $0.21 and $0.19 for 2006.

For the three months ended March 31, 2007, profitability as measured by Monarch’s annualized return on average assets (ROA) was 1.01% compared to 1.04% for the same period in 2006. Another measure of the Company’s profitability, the annualized return on average equity (ROE) was 10.80% for the first quarter of 2007 and 2006.

Net Interest Income

Net interest income represents a principal source of earnings for the Company. In 2007 increases in net interest income are attributable primarily to the overall growth of the Company, coupled with higher rates on larger average outstanding balances and increases in the net interest margin. The Federal Reserve Bank’s Open Market Committee had been steadily increasing short-term interest rates since June 2004 until June 2006. These increases resulted in a Federal Funds rate of 5.25% at March 31, 2007 as compared to 4.75% at March 31, 2006. These increases in the Federal Funds target rate raised the Wall Street Journal Prime Rate to 8.25% at March 31, 2007 versus 7.75% at March 31, 2006. A majority of the Company’s loans use the Wall Street Journal Prime Rate as their rate index, and increases in this rate increase interest income.

Net interest income was $3,769,685 for the first quarter of 2007, a 19.1%, or a $604,679 increase over the first quarter of 2006. Total interest and fees on loans, the largest component of net interest income, increased 34.1%, or $1,720,126, to $6,759,212, compared to $5,039,086 for the same period in 2006. Interest on investment securities declined $16,108 or 9.1% for the first quarter of 2007 compared to 2006 due to declining portfolio balances. Interest on federal funds sold decreased $17,934 to $5,086 while interest on deposits in other banks declined $48,612 to $17,317 in the first three months of 2007 compared to 2006. With the inverted yield curve, offering rates on new investments and overnight balances have remained low so the Company has elected to utilize funds from the maturities in these products to fund our higher yielding loan portfolio. Dividends on restricted equity securities totaled $36,322 compared to $28,095 in the first three months of 2007 compared to the same period in 2006, as a result of higher balances of stock in the Federal Reserve and the Federal Home Loan Bank of Atlanta.

Interest expense on deposits increased $714,608, or 35.0% for the quarter of 2007 compared to 2006. The increase in deposit expense is due to the increase in average outstanding deposits, arising from the overall growth of the Company and an increase in the overall rates paid on deposits. Interest expense on borrowings totaled $277,786, a 121.4% increase for the first three months of 2007 compared to 2006. Increased borrowing needs due to funding loan growth coupled with higher rates contributed to the increase. The Company issued trust preferred subordinated debt in the third quarter of 2006 which provided a funding source for loans and increased interest expense $174,094 for the first quarter of 2007.

Average Balances, Income and Expenses, Yields and Rates

The net interest spread on a tax-equivalent basis for first three months of 2007 decreased 9 basis points to 3.49% when compared to 3.58% for the same period in 2006. The yield on earning assets increased to 8.09% in 2007 compared to 7.30% for the first three months of 2006, while the cost of interest bearing liabilities increased to 4.60% compared to 3.72%, respectively, for the same period. This resulted in a lower interest rate spread. However, interest margin increased for the same period due to the higher growth in earning assets compared to liabilities. The net interest margin for the first quarter of 2007 was 4.42% compared to 4.38% for the same period in 2006.

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

AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

	For Periods Ended March 31,
	2007			2006
	Average Balance	Income/ Expense	Yield Rate(1)	Average Balance	Income/ Expense	Yield Rate(1)
ASSETS
Securities, at amortized cost
Taxable	$15,344,155	$161,253	4.26%	$17,798,418	$177,361	4.04%

Total securities	15,344,155	161,253	4.26%	17,798,418	177,361	4.04%
Loans, net	328,697,139	6,759,212	8.34%	267,444,242	5,039,086	7.64%
Federal funds sold	394,997	5,086	5.22%	2,170,450	23,020	4.30%
Dividend-earning restricted equity securities	2,598,882	36,322	5.67%	1,749,314	28,095	6.51%
Deposits in other banks	1,321,184	17,317	5.32%	6,132,489	65,929	4.36%
Bank owned life insurance (2)	6,321,563	92,425	5.93%	6,079,040	88,467	5.90%

Total earning assets	354,677,920	7,071,615	8.09%	301,373,953	5,421,958	7.30%

Less: Allowance for loan losses	(3,276,789)			(2,723,145)
Total nonearning assets	19,626,262			17,598,237

Total assets	$371,027,393			$316,249,045

LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$9,695,337	$7,062	0.30%	$10,333,795	$5,275	0.21%
Regular savings	6,401,288	9,552	0.61%	9,050,619	14,396	0.65%
Money market savings	145,094,331	1,650,481	4.61%	131,687,999	1,319,433	4.06%
Certificates of deposit
$100,000 and over	43,170,531	541,265	5.08%	28,574,786	290,118	4.12%
Under $100,000	47,763,624	549,265	4.66%	43,466,585	413,795	3.86%

Total interest-bearing deposits	252,125,111	2,757,625	4.44%	223,113,784	2,043,017	3.71%
Borrowings	30,758,951	451,880	5.96%	13,053,748	125,468	3.90%

Total interest-bearing liabilities	282,884,062	$3,209,505	4.60%	236,167,532	$2,168,485	3.72%
Noninterest-bearing liabilities
Demand deposits	51,226,688			48,656,978
Other noninterest-bearing liabilities	2,148,166			1,111,675

Total liabilities	336,258,916			285,936,185
Shareholders’ equity	34,768,477			30,312,860

Total liabilities and stockholders’ equity	$371,027,393			$316,249,045

Net interest income (2)		$3,862,110			$3,253,473

Interest rate spread (2)(3)			3.48%			3.58%

Net interest margin (2)(4)			4.42%			4.38%

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a 31,425 adjustment for 2007 and a $30,079 adjustment for 2006.
(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.
(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

Noninterest Income

Total noninterest income was $1,046,745 for the first three months of 2007, an increase of $140,308 or 15.5%, compared to $906,437 for the same period in 2006. Gross mortgage banking income from Monarch Home Funding, and the Company’s commercial mortgage banking subsidiary, Monarch Capital, LLC, declined 27.2% or $172,351 to $460,547 during the period. The mortgage market has been impacted by the softening of the new and existing home sale market in the Company’s primary trade area, with increases in mortgage interest rates and a more competitive environment. The Company has taken action to reorganize the structure of its mortgage operations. The Company’s subsidiary, Monarch Home Funding, LLC, was merged into, and became a division of, Monarch Bank in late December 2006. In addition, during the first quarter of 2007, the Company began outsourcing its mortgage processing and underwriting activities, which will lower fixed costs moving forward.

Service charges and fees on deposit accounts totaled $249,839 for the first three months of 2007, which represents a 23.4% increase over the same period in 2006. The primary components in this increase were deposit account growth and ATM transaction fees. The Company has an agreement with a third-party vendor to brand ATMs in Food Lion grocery stores in southeast Virginia and northeast North Carolina. In return for supplying the cash for the machines and paying the machines’ cash servicing fees, the Company receives a portion of the transaction surcharge and the Company’s customers can withdraw cash from the machines without a fee or transaction surcharge. A portion of the ATM fee increase was also due to fees generated at the Company’s 8 ATMs located at the banking center sites. The third-party vendor relationship plus the Company’s 8 office ATMs, creates a network that now includes 50 active ATMs.

Investment and insurance commissions were $245,365 for the first quarter of 2007, compared to $10,474 for the same period in 2006. This increase is due to the formation of the Company’s subsidiary, Virginia Asset Group, LLC (VAG), in September 2006. The Company has a 51% ownership in VAG, which sells insurance and non-deposit investment products.

Other noninterest income increased $30,362, to $90,994 in the first three months of 2007 compared to $60,632 for the same period in 2006. A large component of other noninterest income is Bank Owned Life Insurance (BOLI). The Company purchased $6.0 million in BOLI during the fourth quarter of 2005. The income from BOLI, which was $61,000 in the first quarter of 2007 and $58,388 in the first quarter of 2006, is not subject to tax, yielding tax-effective income of $92,425 and $88,467 for the same periods, respectively.

There were no security sales in the first quarter of 2007 or 2006.

Noninterest Expense

Total noninterest expenses for the first three months of 2007 totaled $3,319,128, an increase of $541,732, or 19.5%, compared to $2,777,396 for the same period in 2006. This increase is attributable to following factors: 1) an increase in salaries and employee benefits of $375,887 primarily arising from additional salaries due to one new banking office, the addition of new production and support staff, a one time adjustment to retirement expense, and higher employee benefit costs; 2) an increase of $72,583 in occupancy plus furniture and equipment expenses related to the additional banking office and an additional commercial office; 3) a $41,100 increase in regulatory fees and franchise taxes; 4) a reduction of $48,587 in advertising expense due to hiring an in-house marketing person; and 4) $100,749 in other expenses related to the Company’s growth.

Income Taxes

The income tax provision was $407,484 for the first quarter of 2007 compared to $390,366 for the prior year. The effective tax rate for the first quarter of 2007 was 30.5%, compared to 32.6% for the same period in 2006.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Total assets increased less than 1.0% to $409,477,705 at March 31, 2007 when compared to assets of $407,719,575 at December 31, 2006. On an annual basis total assets increased 17.4% at March 31, 2007 when compared to assets of $348,717,756 at March 31, 2006. Total loans as of March 31, 2007 were $338.5 million, an increase of $17.2 million, or 5.4%, from $321.3 million at year-end 2006. On an annual basis total loans increased $64.9 million, or 23.7%, from $273.6 million in March 2006. Mortgages held for sale increased $600 thousand to $1.2 million, or 100.0% from $600 thousand at December 31, 2006. Investment securities were $32.5 million at March 31, 2007, compared to $50.0 million at year-end 2006. On an annual basis, investments securities decreased $9.4 million, or 22.4% over March 2006. Cash and cash equivalents were $19.6 million, a decrease of $600 thousand, or 3.2% from $19.0 million at December 31, 2006.

Deposits increased $4.2 million, or 1.3%, during the three months ended March 31, 2007. On an annualized basis deposits increased $27.9 million or 9.6%. Noninterest-bearing demand deposit accounts decreased $3.7 million to $59.0 million, a 5.9% decrease over December 31, 2006 and $583 thousand on an annual basis when compared to March 31, 2006. Interest-bearing deposits totaled $259.3 million at March 31, 2007, compared to $251.4 million at year-end 2006. Money market deposits continue to be a major component of the interest-bearing deposits.

Stockholders’ equity was $35.4 million at March 31, 2006, compared to $34.0 million at December 31, 2006. Components of the change in stockholders’ equity include net income of $926,388, increases in net unrealized losses on available-for-sale securities totaling $2,183, stock based compensation totaling $83,803, and exercised stock options, including the realization of tax benefits, totaling $415,438.

Asset Quality

The Company had no nonperforming assets at March 31, 2007. There were no charge-offs or recoveries during the first quarter of 2007. There were no nonperforming assets at December 31, 2006. Nonperforming assets traditionally consist of nonaccrual loans, loans past due 90 days or more and still accruing interest, restructured loans and other real estate owned. There were no impaired loans at March 31, 2007 and December 31, 2006. The Company continues to demand a high level of credit quality on new loans.

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

While the Company believes it has sufficient allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future. The allowance for loan losses totaled $3,378,000 and $2,783,000 at March 31, 2007 and March 31, 2006, respectively. The ratio of the allowance for loan losses to total loans outstanding at March 31, 2007 and 2006 was 1.00% and 1.02%, respectively.

During the first three months of 2007 and 2006, the Company recorded $143,000 and $96,257 in provision expense, respectively. There were no loans charged-off during the first quarter of 2007 or 2006. Charge-offs are charged directly to the allowance when they occur. Since it began business in 1999, the Company has recorded total charge-offs of approximately $52,000. There were no recoveries in the first quarter of 2007 and one recovery totaling $1,743 in the first quarter of 2006. The table below summarizes the activity in the allowance for loans losses for the three month periods ending March 31, 2007 and 2006.

Activity in the allowance for loan losses for the three months ended March 31, was as follows:

	2007	2006
Balance, January 1	$3,235,000	$2,685,000
Provisions charged against income	143,000	96,257
Recoveries of loans charged off	0	1,743
Loans charged off	0	0

Balance at end of period	$3,378,000	$2,783,000

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

Homogenous loans, such as consumer installment, home equity loans, and smaller consumer loans are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogenous pool of loans and are based on the expected net charge-offs from a current trend in delinquencies, losses or historical experience and general economic conditions. The Company has no material delinquencies in these types of loans, and has not, since inception, had a trend or an indication of a trend that would guide the Company in expected material losses in these types of homogenous pools of loans. Management believes that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in the Company’s loan portfolio at March 31, 2007.

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

The Company has a line of credit that can equal up to 40% of assets with the Federal Home Loan Bank of Atlanta (FHLB) that totaled approximately $76,208,923 with $26,648,784 available at March 31, 2007. This line is currently reduced by $5.0 million, which has been pledged as collateral for public deposits. Should the Company ever desire to increase their line of credit beyond the current 40% limit, the FHLB would allow borrowings of up to 50% of total assets once the Company meets specific eligibility requirements.

Borrowings outstanding under the FHLB line of credit were $44,560,139 at March 31, 2007 and $48,075,117 at December 31, 2006. The Company had two borrowing advances outstanding as of March 31, 2007, with the following final maturities:

Advance Amount	Expiration Date
$42,710,000	April 2007
1,850,139	September 2015

$44,560,139

The advance maturing in 2015 is a principal reducing credit that matures on September 28, 2015. Terms include 39 quarterly principal payments of $25k beginning December 2005, with a final payment of $1,025,500 in September 2015. The Company is utilizing this advance to match-fund several long term fixed rate loans. The interest rate for this advance is fixed at 4.96%.

The advance maturing in 2007 is a daily rate credit that matures April 2, 2007. The rate on March 31, 2007 was 5.66%. The Company uses borrowings at the end of each quarter to increase its investment securities that are not subject to taxation by the Commonwealth of Virginia. The Company is not subject to state income tax but is subject to Virginia Franchise Tax, which is calculated on its capital level, less certain deductions. One deduction is the average balances of bonds that are not subject to taxation by the Commonwealth of Virginia, primarily certain qualified U.S. Government Agency bonds. The Company has found that it can save more in taxes than it pays in interest expense. Shortly before the end of each calendar quarter, the Company purchases FHLB discount notes that mature soon after the quarter-end. The proceeds from the maturity of the discount note are used to repay the borrowings. The Company only enters into this type of agreement near the end of the quarter since that is the period used in the franchise tax calculation.

In the course of operations, due to fluctuations in loan and deposit levels, the Company occasionally finds it necessary to purchase Federal Funds on a short-term basis. The Company also has federal funds lines of credit facilities established with three other banks in the total amount of $15,000,000. At March 31, 2007 there were no outstanding balances on these lines. The Company also has access to the Federal Reserve Bank’s discount window should a liquidity crisis occur.

The Company has no material commitments or long-term debt for capital expenditures at the report date. The only long-term debt is for funding loans and is described below under Borrowings.

Off-Balance Sheet Arrangements

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions recognized as of March 31, 2007 and December 31, 2006 were a line of credit to secure public funds and commitments to extend credit and standby letters of credit issued to customers. The line of credit to secure public funds was from Federal Home Loan Bank for $5 million at March 31, 2007 and December 31, 2006.

Commitments to extend credit, which amounted to $181.5 million at March 31, 2007 and $158.6 million at December 31, 2006, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

There were no commitments by the Company to purchase securities on March 31, 2007 or December 31, 2006.

Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At March 31, 2007 and December 31, 2006, the Company had $4.5 million and $4.7 million, respectively, in outstanding standby letters of credit.

The Company has ten non-cancelable leases for premises. The original lease terms are from one to thirty years and have various renewal and option dates.

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

Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance sheet assets in relation to their perceived risk. Tier 1 capital consists of stockholders’ equity and minority interests in consolidated subsidiaries, less net unrealized gains on available-for-sale securities. Tier 2 capital, a component of total capital, consists of a portion of the allowance for loan losses, certain components of nonpermanent preferred stock and subordinated debt. The $10 million in trust preferred securities issued by Monarch in July 2006 qualified as Tier 1 capital. Monarch’s ratios exceed regulatory requirements. As of March 31, 2007 the Company had a Tier 1 risk-based capital ratio of 11.82% and a Total risk-based capital ratio of 12.70%. At December 31, 2006 these ratios were 12.18% and 13.07%, respectively.

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

The interest sensitivity position (“gap”) is the difference between interest sensitive assets and interest sensitive liabilities in a specific time interval. The gap can be managed by repricing assets or liabilities, affected by selling securities available-for-sale, by replacing an asset or liability at maturity, or by adjusting the interest rate or the life of an asset or liability. Matching of assets and liabilities repricing in the same interval helps to hedge the risk and minimize the impact on interest income in periods of rising and falling interest rates.

Generally, positive gaps affect net interest margins and earnings negatively in periods of falling rates, and conversely, higher negative gaps adversely impact net interest margin and earnings in periods of rising rates as a higher volume of liabilities will reprice quicker than assets over the period for which the gap is computed.

Impacts of changing interest rates on loans and deposits are reflected in the Company’s financial statements. Management believes that the investment and insurance activities of Virginia Asset Group and mortgage banking operations of its division, Monarch Home Funding, provide somewhat of a natural interest rate hedge, in that the Company is interest rate sensitive in the three-month period. When loan interest rates decline, the Company’s earnings will be negatively impacted in the three-month period but the mortgage company’s volume should increase as the demand for refinancing increases. The reverse should occur in rising interest rate.

Monarch is asset-sensitive, primarily due to its adjustable rate loan portfolio. The majority of the Company’s loan portfolio is indexed to the Wall Street Journal Prime rate and can adjust either daily or monthly. This asset-sensitive position positively impacts the Company in a rising rate environment, as asset-yields rise faster than the cost of funding those assets.

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

PART II— OTHER INFORMATION

Item 1. Legal Proceedings

In the course of its operations, Monarch Financial Holdings, Inc. and its subsidiary are not aware of any material pending or threatened litigation, unasserted claims and/or assessments through March 31, 2007 or subsequent thereto.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submissions of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

Exhibit	11 – Refer to EPS calculation in the Notes to Financial Statements

Exhibit	31.1 – Certification of CEO pursuant to Rule 13a-14(a)

Exhibit	31.2 – Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

Exhibit	32.1 – Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit	32.2 – Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Form 8-K

Form	8-K filed January 24, 2007 to announce the Company’s quarterly and annual financial performance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH FINANCIAL HOLDINGS, INC.

/s/ William F. Rountree, Jr.
William F. Rountree, Jr.	Date: May 8, 2007
President & Chief Executive Officer

/s/ Brad E. Schwartz.
Brad E. Schwartz	Date: May 8, 2007
Executive Vice President & Chief Financial Officer