Form 10-Q
period 2007-06-30
Monarch Financial Holdings, Inc.
filed 2007-08-14
CIK 1364856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: June 30, 2007

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

Common Stock, $5.00 Par Value – 3,999,314 as of August 9, 2007

MONARCH FINANCIAL HOLDINGS, INC.

FORM 10-Q

JUNE 30, 2007

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Statements of Condition

Monarch Financial Holdings, Inc. and Subsidiaries

	Unaudited June 30, 2007	Audited December 31, 2006
ASSETS:
Cash and due from banks	$10,553,586	$9,504,743
Interest-bearing bank balances	4,482,747	7,963,785
Federal funds sold	845,710	1,497,814

Total cash and cash equivalents	15,882,043	18,966,342

Investment securities held-to-maturity, at cost	18,581,750	38,573,804
Investment securities available-for-sale, at fair value	8,835,639	11,454,863
Loans held for sale	7,473,575	606,400

Loans:
Loans, net of unearned income	357,535,528	321,263,026
Less: allowance for loan losses	(3,494,000)	(3,235,000)

Loans, net	354,041,528	318,028,026

Interest receivable	1,769,751	1,646,979
Property and equipment, net	8,256,806	6,684,765
Restricted equity securities	3,654,800	3,750,600
Bank owned life insurance	6,420,431	6,297,151
Other assets	2,599,613	1,710,645

Total assets	$427,515,936	$407,719,575

LIABILITIES:
Deposits:
Noninterest-bearing	$69,310,806	$62,685,326
Interest-bearing	273,635,468	251,428,149

Total deposits	342,946,274	314,113,475

Borrowings:
Federal Home Loan Bank advances	37,025,159	48,075,117
Trust preferred subordinated debt	10,000,000	10,000,000

Total borrowings	47,025,159	58,075,117

Other liabilities	1,242,100	1,489,330

Total liabilities	391,213,533	373,677,922

Minority interests in subsidiary	33,202	27,619

STOCKHOLDERS’ EQUITY:
Preferred stock, $5 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $5 par value, 20,000,000 shares authorized, issued and outstanding 4,080,856 and 4,038,548 shares, respectively	20,404,280	20,192,740
Additional paid-in capital	10,008,638	9,669,586
Accumulated earnings	5,975,120	4,261,537
Accumulated other comprehensive loss	(118,837)	(109,829)

Total stockholders’ equity	36,269,201	34,014,034

Total liabilities and stockholders’ equity	$427,515,936	$407,719,575

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.	FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Income

Monarch Financial Holdings, Inc. and Subsidiaries

Unaudited

	3 Months Ended June 30,		6 Months Ended June 30,
	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$7,247,317	$5,668,172	$14,006,529	$10,707,258
Interest on investment securities
Taxable	147,336	182,719	308,589	360,080
Interest on federal funds sold	6,563	66,268	11,649	89,288
Dividends on equity securities	41,275	17,573	77,597	45,668
Other interest income	16,974	68,221	34,291	134,150

Total interest income	7,459,465	6,002,953	14,438,655	11,336,444

Interest expense:
Interest on deposits	2,958,507	2,389,931	5,716,132	4,432,948
Interest on trust preferred subordinated debt	177,611	—	351,705	—
Interest on borrowings	275,226	128,268	553,012	253,736

Total interest expense	3,411,344	2,518,199	6,620,849	4,686,684

Net interest income	4,048,121	3,484,754	7,817,806	6,649,760
Provision for loan losses	116,000	178,887	259,000	275,144

Net interest income after provision for loan losses	3,932,121	3,305,867	7,558,806	6,374,616

Noninterest income:
Mortgage banking income	598,331	541,325	1,058,878	1,174,223
Service charges and fees	296,465	218,412	546,304	420,845
Investment and insurance commissions	269,805	25,160	515,170	35,634
Other	81,668	62,767	172,662	123,399

Total noninterest income	1,246,269	847,664	2,293,014	1,754,101

Noninterest expenses:
Salaries and employee benefits	2,458,277	1,699,047	4,466,590	3,331,472
Occupancy expenses	302,090	226,164	582,038	458,013
Furniture and equipment expenses	153,999	133,351	301,206	256,074
Data processing services	152,875	126,233	306,826	257,265
Loan origination expenses	153,718	118,792	281,346	238,904
Advertising and marketing expenses	57,371	88,387	111,080	190,683
Professional fees	125,942	65,643	187,000	112,702
Virginia franchise tax	96,171	66,000	192,341	129,700
Stationery and supplies	73,229	68,752	134,938	131,873
Other	367,185	293,177	696,620	556,256

Total noninterest expenses	3,940,857	2,885,546	7,259,985	5,662,942

Income before income taxes and minority interests	1,237,533	1,267,985	2,591,835	2,465,775
Minority interests in subsidiary’s net income	(38,575)	—	(59,005)	—

Net income before income taxes	1,198,958	1,267,985	2,532,830	2,465,775
Income tax expense	(411,763)	(418,107)	(819,247)	(808,473)

Net income	$787,195	$849,878	$1,713,583	$1,657,302

Basic net income per share	$0.19	$0.22	$0.42	$0.42
Diluted net income per share	0.18	0.20	0.40	0.40

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.	FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Changes in Shareholders’ Equity

Monarch Financial Holdings, Inc. and Subsidiaries

Unaudited

	Common Stock		Additional Paid-In	Accumulated Earnings	Accumulated Other Comprehensive
	Shares	Amount	Capital		Income (Loss)	Total
Balance - December 31, 2005	3,936,741	$19,683,705	$9,678,760	$635,079	$(195,793)	$29,801,751
Net income for six months ended June 30, 2006	—	—	—	1,657,302	—	1,657,302
Unrealized loss on available for sale securities, net of income taxes	—	—	—	—	(60,770)	(60,770)

Total comprehensive income						1,596,532

Stock options exercised	3,937	19,685	13,112	—	—	32,797

Balance - June 30, 2006	3,940,678	$19,703,390	$9,691,872	$2,292,381	$(256,563)	$31,431,080

Balance - December 31, 2006	4,038,548	$20,192,740	$9,669,586	$4,261,537	$(109,829)	$34,014,034
Net income for six months ended June 30, 2007	—	—	—	1,713,583	—	1,713,583
Unrealized loss on available for sale securities, net of income taxes	—	—	—	—	(9,008)	(9,008)

Total comprehensive income						1,704,575

Stock options exercised, including the realization of tax benefits of $171,632	40,408	202,040	220,974	—	—	423,014
Stock-based compensation expense	1,900	9,500	118,078	—	—	127,578

Balance - June 30, 2007	4,080,856	$20,404,280	$10,008,638	$5,975,120	$(118,837)	$36,269,201

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.	FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Cash Flows

Monarch Financial Holdings, Inc. and Subsidiaries

Unaudited

	6 Months Ended June 30,
	2007	2006
Operating activities:
Net income	$1,713,583	$1,657,302
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	259,000	275,144
Provision for depreciation	319,083	292,359
Accretion of discounts and amortization of premiums, net	(32,479)	(2,692)
Deferral of loan costs, net of deferred fees	5,404	100,117
Stock-based compensation	86,396	—
Changes in:
Loans held for sale	(6,867,175)	(819,481)
Interest receivable	(122,772)	(203,040)
Other assets	(1,002,024)	(498,995)
Other liabilities	(34,418)	(532,119)

Net cash from operating activities	(5,675,402)	268,595

Investing activities:
Purchases of held-to-maturity securities	(34,962,058)	(45,933,474)
Purchases of available-for-sale securities	(494,688)	(300,882)
Proceeds from maturities and sales of available-for-sale securities	3,086,856	1,104,085
Proceeds from maturities and calls of held-to-maturity securities	55,000,000	45,000,000
Loan originations, net of principal repayments	(36,277,906)	(29,601,028)
Purchases of property and equipment	(1,891,124)	(659,007)
Sale of restricted equity securities, net of redemptions	95,800	(561,150)

Net cash from investing activities	(15,443,120)	(30,951,456)

Financing activities:
Net increase in noninterest-bearing deposits	6,625,480	8,945,276
Net increase in interest-bearing deposits	22,207,319	35,283,805
Net decrease in federal funds purchased	—	(1,000)
FHLB advances, net of repayments	(11,049,958)	1,950,047
Proceeds from issuance of common stock, net of issuance costs	251,382	32,797

Net cash from financing activities	18,034,223	46,210,925

CHANGE IN CASH AND CASH EQUIVALENTS	(3,084,299)	15,528,064
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,966,342	15,275,674

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,882,043	$30,803,738

SUPPLEMENTAL SCHEDULES AND CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and other borrowings	$6,586,561	$4,618,993
Income taxes	$991,000	$1,739,266

The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly Monarch Financial Holdings, Inc.’s financial position as of June 30, 2007; the consolidated statements of income for the three and six months ended June 30, 2007 and 2006; the consolidated statements of changes in shareholders’ equity for the six months ended June 30, 2007 and 2006; and the consolidated statements of cash flows for the six months ended June 30, 2007 and 2006. These financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. The financial statements include the accounts of Monarch Financial Holdings, Inc. and its subsidiaries, and all significant intercompany accounts and transactions have been eliminated. Operating results for the three and six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

NOTE 2. GENERAL

Monarch Financial Holdings, Inc. (“Monarch” or the “Company”) is a Virginia chartered Company that offers a full range of banking services, primarily to individuals and businesses in the Hampton Roads area of Virginia and Northeastern North Carolina. On June 1, 2006, the Company was created through a reorganization plan, under the laws of the Commonwealth of Virginia, in which Monarch Bank became a wholly-owned subsidiary of Monarch Financial Holdings, Inc. In addition, the number of authorized common stock shares increased to 20,000,000 and the shareholders of the Company became shareholders of the Corporation in a stock-for-stock conversion. Monarch Bank was incorporated in Virginia on May 1, 1998, and commenced operations as a commercial bank on April 14, 1999, at its main office in the Greenbrier area in Chesapeake. In addition to its main office, Monarch has eight other Virginia banking offices – in the Great Bridge area in Chesapeake, the Lynnhaven area in Virginia Beach, the Town Center area in Virginia Beach, the Oceanfront area in Virginia Beach, the Kempsville area in Virginia Beach, the Ghent area in Norfolk, and two offices in downtown Norfolk. Outer Banks Bank, a division of Monarch Bank, has one office in Kitty Hawk, North Carolina.

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

In January 2003, the Company purchased a minority interest in Bankers Insurance, LLC in a joint venture with the Virginia Bankers Association and many other community banks. Bankers Insurance, LLC, is a full service property/casualty and life/health agency that ranks as one of the largest agencies in Virginia. Bankers Insurance, LLC, provides insurance to Monarch Bank customers and to the general public.

In February 2004, the Company formed Monarch Capital, LLC, for the purpose of engaging in the commercial real estate brokerage business. The Company owns a 100% interest in Monarch Capital, LLC.

In November 2004, the Company purchased a minority interest in Bankers Title of Hampton Roads, LLC, in a joint venture with the Virginia Bankers Association and many other community banks in Virginia. In December 2006 Bankers Title of Hampton Roads, LLC, was merged into Bankers Title of Central Virginia, LLC with the minority interest now held in that name. Bankers Title of Central Virginia, LLC, is a full service title insurance agency that provides title insurance products and services to Monarch Bank and Monarch Mortgage clients as well as to the general public.

In May 2007, the Company expanded banking operations into northeastern North Carolina with the opening of a full service banking office in the town of Kitty Hawk, under the name of OBX Bank (OBX). OBX, which operates as a division of the Company, services all the Virginia offices but is lead by a local management team and a local advisory board of directors.

In June 2007, the Company announced the expansion of its mortgage operations through the acquisition of a team of experienced mortgage bankers, and the mortgage division changed its name from Monarch Home Funding to Monarch Mortgage (MM). MM originates and sells conventional, FHA, VA and VHDA residential loans and offers additional mortgage products such as construction-permanent loans for Monarch Bank’s loan portfolio. MM has their primary office in Virginia Beach with additional offices in Chesapeake and Norfolk.

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

	3 months ended June 30,		6 months ended June 30,
	2007	2006	2007	2006
Net income (numerator, basic and diluted)	$787,195	$849,878	$1,713,583	$1,657,302
Weighted average shares outstanding (denominator)	4,045,643	3,939,867	4,034,212	3,939,088

Income per common share - basic	$0.19	$0.22	$0.42	$0.42

Weighted average shares - diluted (denominator)	4,261,092	4,222,261	4,245,745	4,194,102

Income per common share - diluted	$0.18	$0.20	$0.40	$0.40

The dilutive effect of stock options is 215,449 and 282,394 shares for the three months ended June 30, 2007 and 2006, respectively and 211,533 and 255,014 for the six months ended June 30, 2007 and 2006, respectively.

NOTE 4. COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The only component of other comprehensive income consists of unrealized gains and losses on available-for-sale securities. The Company accounts for comprehensive income in accordance with FASB Statement No. 130, Reporting Comprehensive Income. The following is a detail of comprehensive income for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net Income	$787,195	$849,878	$1,713,583	$1,657,302
Change in unrealized losses on securities available-for-sale, net of tax expense	(6,825)	(10,755)	(9,008)	(60,770)

Total comprehensive income	$780,370	$839,123	$1,704,575	$1,596,532

Unrealized holding losses during the period	$(10,341)	$(16,295)	$(13,648)	$(92,076)
Less reclassification adjustment for losses included in income	—	—	—	—

Total other comprehensive loss before	(10,341)	(16,295)	(13,648)	(92,076)
income tax benefit
Income tax benefit	3,516	5,540	4,640	31,306

Net unrealized losses	$(6,825)	$(10,755)	$(9,008)	$(60,770)

NOTE 5. STOCK-BASED COMPENSATION

As of June 30, 2007, the Company had a stock-based compensation plan. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Under these older standards no stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. On January 1, 2006, the Company adopted FAS Statement No. 123R “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income.

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

Since May 2006, the Company has issued stock awards under the new Plan at a price equal to the stock price on the issue date with vesting periods of up to three years from issue. Total compensation costs are recognized annually on a pro-rata basis over the vesting period.

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

Segment information for the three and six months ended June 30, 2007 and 2006 is shown in the following table. The “Other” category includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

	Community Banking	Mortgage Banking	Intersegment Eliminations	Total
Three Months Ended June 30, 2007
Net interest income after provision for loan losses	$3,951,156	$(19,035)	$—	$3,932,121
Noninterest income	590,942	598,331	56,996	1,246,269
Noninterest expense	(3,304,564)	(682,543)	46,250	(3,940,857)

Net income before income taxes and minority interests	$1,237,534	$(103,247)	$103,246	$1,237,533

Three Months Ended June 30, 2006
Net interest income after provision for loan losses	$3,354,096	$(48,229)	$—	$3,305,867
Noninterest income	358,661	541,325	(52,322)	847,664
Noninterest expense	(2,455,772)	(473,274)	43,500	(2,885,546)

Net income before income taxes and minority interests	$1,256,985	$19,822	$(8,822)	$1,267,985

	Community Banking	Mortgage Banking	Intersegment Eliminations	Total
Six Months Ended June 30, 2007
Net interest income after provision for loan losses	$7,608,229	$(49,423)	$—	$7,558,806
Noninterest income	1,192,069	1,058,878	42,067	2,293,014
Noninterest expense	(6,208,463)	(1,141,272)	89,750	(7,259,985)

Net income before income taxes and minority interests	$2,591,835	$(131,817)	$131,817	$2,591,835

Six Months Ended June 30, 2006
Net interest income after provision for loan losses	$6,473,351	$(98,735)	$—	$6,374,616
Noninterest income	757,183	1,174,223	(177,305)	1,754,101
Noninterest expense	(4,780,259)	(969,683)	87,000	(5,662,942)

Net income before income taxes and minority interests	$2,450,275	$105,805	$(90,305)	$2,465,775

Segment Assets
2007	$427,690,842	$8,443,099	$(8,618,005)	$427,515,936
2006	$379,034,686	$5,922,883	$(6,508,186)	$378,449,383

NOTE 7. SUBSEQUENT EVENT

In the course of its operations, Monarch Financial Holdings, Inc. and its subsidiary are aware of one material pending or threatened litigation, unasserted claims and/or assessments through June 30, 2007, with that matter resolved prior to the filing of this report. Prior to filing this report Monarch Bank and Resource Bank resolved the outstanding lawsuit related to the departure of the mortgage employees in May and June of 2007 and Monarch Bank’s hiring of these individuals.

On Monday, June 11, 2007, Resource Bank, a Virginia Beach based bank owned by Fulton Financial of Lancaster, Pennsylvania, filed a lawsuit against Monarch Bank and fourteen new employees of Monarch Mortgage in the Circuit Court for the City of Norfolk, Virginia. On Wednesday, July 11, 2007, Resource Bank/Fulton filed their new complaint against Monarch Bank and sixteen ex-Resource employees who are now employed by Monarch Mortgage in Virginia Beach Circuit Court. The Bank was named in three counts for misappropriation of trade secrets, tortuous interference with contractual relationships and statutory business conspiracy. The lawsuit was seeking $15,000,000 in compensatory and $350,000 in punitive damages from Monarch and the individual defendants.

On August 10, 2007, Monarch Financial Holdings, Inc. (NASDAQ:MNRK), the parent of Monarch Bank and Monarch Mortgage, entered into a Purchase Agreement with Resource Bank/Resource Mortgage, a subsidiary at Fulton Financial Corporation (NASDAQ:FULT), providing for the purchase by the Registrant of certain specified mortgage-related business assets effective immediately. Resource agreed to sell a Maryland mortgage office plus certain other mortgage related assets for a total of $2.1 Million. As a condition of the sale, both Resource Bank and the Registrant, as well as all the other defendants named in the lawsuit described in the 8-K filed June 13, 2007, agreed to dismiss, with prejudice, their current lawsuits and covenanted not to sue each other for litigation related to this matter. Monarch Bank, Resource Bank and all individuals involved in the pending litigation reached a settlement in order to avoid further expense, inconvenience and delay, and to dispose of expensive, burdensome and protracted litigation related to the recent hiring of mortgage personnel and compensation owed.

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

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, the Statement permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 156 to have a material impact on its financial statements.

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

Earnings Summary

Monarch Financial Holdings, Inc. reported net income of $1,713,583 for the six months ending June 30, 2007, compared to $1,657,302 for the same period in 2006, an increase of $56,281 or 3.4%. Net income for the three months ended June 30, 2007 was $787,195, down $62,683 or 7.4% from $849,878 for the same period in 2006. Net interest income increased 18.9% or $626,254 to $3,932,121 during the second quarter of 2007, when compared to 2006 and 18.6% or $1,184,190 to $7,558,806 during the first six months of 2007, when compared to 2006. For the second quarter of 2007 compared to 2006 noninterest income was $1,246,269, an increase of $398,605, or 47.0%. Noninterest income increased 30.7% to $2,293,014 during the six months ended June 30, 2007 when compared to $1,754,101 for the same period in 2006. Noninterest expenses totaled $3,940,857, an increase of $1,055,311, or 36.6% for the second quarter of 2007 compared to 2006, and $7,259,985, an increase of $1,597,043, or 28.2% for the first six months of 2007 compared to 2006. Basic and diluted earnings per share of common stock were $0.19 and $0.18 for the second three months of 2007 compared to $0.22 and $0.20 for 2006. For the first six months of 2007 and 2006 basic and diluted earnings per share of common stock were $0.42 and $0.40.

For the six months ended June 30, 2007, profitability as measured by Monarch’s annualized return on average assets (ROA) was 0.93% compared to 1.02% for the same period in 2006. For the second quarter of 2007 ROA was 0.81% compared to 1.01% in 2006. Another measure of the Company’s profitability, the annualized return on average equity (ROE) was 8.74% for the second quarter of 2007 compared to 10.94% for the same period in 2006. For the six months ended June 30, 2007 and 2006, ROE was 9.75% and 10.87%, respectively.

Net Interest Income

Net interest income represents a principal source of earnings for the Company. In 2007 increases in net interest income are attributable primarily to the overall growth of the Company, coupled with consistently higher rates on larger average outstanding balances and increases in the net interest margin. The Federal Reserve Bank’s Open Market Committee steadily increased short-term interest rates from June 2004 until June 2006. The last increase in the Federal Funds rate was June 29, 2006 when the rate was increased to 5.25%. With this increase in the Federal Funds rate the Wall Street Journal Prime Rate moved to 8.25%. A majority of the Company’s loans use the Wall Street Journal Prime Rate as their rate index, and increases in this rate increase interest income.

Net interest income was $4,048,121 for the second quarter of 2007, a 16.2%, or a $563,367 increase over the second quarter of 2006. Net interest income for the first six months of 2007 increased $1,168,046 to 7,817,806, a 17.6% increase over the same period in 2006. Total interest and fees on loans, the largest component of net interest income, increased 27.9%, or $1,529,145 to $7,247,317 during the second quarter of 2007 compared to $5,668,172 for the same period in 2006. Year-to-date 2007 interest and fees on loans totaled $14,006,529, an increase of 30.8% over the 2006 year-to-date total of $10,707,258.

Interest on investment securities continued to decline due to decreasing portfolio balances. Interest on federal funds sold and overnight funds also decreased as the Company continues its strategy to optimize its use of resources to fund our higher yielding loan portfolio. Second quarter 2007 totals for interest on investment securities declined 19.4% or $35,383 to $147,336, and year-to-date 2007 totals declined 14.3% or $51,491 to $308,589, when compared to the same periods in 2006. Interest on federal funds declined $59,705, or 90.1% and interest on deposits in other banks declined $51,247, or 75.1% for the second quarter of 2007 compared to 2006. For the first six months of 2007 interest on federal funds declined $77,639, or 87.0% to $11,649 and interest on deposits in other banks declined $99,859, or 74.4% to $34,291 when compared to the first six months of 2006.

Dividends on restricted equity securities totaled $41,275 compared to $17,573 in the second three months of 2007 compared to the same period in 2006, as a result of higher balances of stock in the Federal Reserve and the Federal Home Loan Bank of Atlanta. For the six month period ended June 30, 2007, dividends on restricted equity securities increased $31,929 to $77,597, a 69.9% increase over the 2006 six month total of $45,668.

Interest expense on deposits increased $568,576 or 23.8% for the second quarter of 2007 and $1,283,184 or 28.9% year-to-date compared to 2006. The increase in deposit expense is due to the increase in average outstanding deposits, arising from the overall growth of the Company and an increase in the overall rates paid on deposits. Interest expense on borrowings totaled $275,226, a 114.6% increase for the second three months of 2007 and $553,012, a 117.9% increase year-to-date compared to 2006. Increased borrowing needs due to funding loan growth coupled with higher rates contributed to the increase. The Company issued trust preferred subordinated debt in the third quarter of 2006 which provided a funding source for loans and increased interest expense $177,611 for the second quarter and $351,705 for the first six months of 2007.

Average Balances, Income and Expenses, Yields and Rates

The net interest spread on a tax-equivalent basis decreased 7 basis points to 3.49% for first six months of 2007 when compared to 3.56% for the same period in 2006. The yield on earning assets increased to 8.11% in 2007 compared to 7.42% for the first six months of 2006, while the cost of interest bearing liabilities increased to 4.62% compared to 3.87%, respectively, for the same period. This resulted in a lower interest rate spread. However, the interest margin increased for the same period due to the higher growth in earning assets compared to interest-bearing liabilities and growth in non-interest bearing deposits. The net interest margin for the first six months of 2007 was 4.44% compared to 4.40% for the same period in 2006.

Bank Owned Life Insurance (BOLI) has been included in interest earning assets. The Company purchased $6,000,000 in BOLI during the fourth quarter of 2005. The income on BOLI is not subject to Federal Income tax, giving it a tax-effective yield of 5.93%, year-to-date.

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

AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

	For Periods Ended June 30,
	2007			2006
	Average Balance	Income/ Expense	Yield Rate(1)	Average Balance	Income/ Expense	Yield Rate(1)
ASSETS
Securities, at amortized cost
Taxable	$14,576,204	$308,589	4.27%	$17,891,231	$360,080	4.06%

Total securities	14,576,204	308,589	4.27%	17,891,231	360,080	4.06%
Loans, net	338,342,173	14,006,529	8.35%	277,255,407	10,707,258	7.79%
Federal funds sold	450,900	11,649	5.21%	3,788,681	89,288	4.75%
Dividend-earning restricted equity securities	2,737,702	77,597	5.72%	1,904,091	45,668	4.84%
Deposits in other banks	1,358,885	34,291	5.09%	5,938,125	134,150	4.56%
Bank owned life insurance (2)	6,355,233	186,788	5.93%	6,110,737	178,791	5.90%

Total earning assets	363,821,097	14,625,443	8.11%	312,888,272	11,515,235	7.42%

Less: Allowance for loan losses	(3,360,282)			(2,782,298)
Total nonearning assets	20,521,412			16,372,851

Total assets	$380,982,227			$326,478,825

LIABILITIES and SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$10,420,702	$13,970	0.27%	$10,391,318	$10,531	0.20%
Regular savings	6,250,819	18,667	0.60%	8,601,863	27,287	0.64%
Money market savings	145,166,994	3,318,921	4.61%	142,249,304	2,981,353	4.23%
Certificates of deposit
$100,000 and over	46,314,483	1,171,373	5.10%	26,988,469	570,180	4.26%
Under $100,000	50,532,398	1,193,201	4.76%	43,168,044	843,598	3.94%

Total interest-bearing deposits	258,685,396	5,716,132	4.46%	231,398,998	4,432,949	3.86%
Borrowings	30,402,864	904,717	6.00%	12,813,933	253,736	3.99%

Total interest-bearing liabilities	289,088,260	$6,620,849	4.62%	244,212,931	$4,686,685	3.87%
Noninterest-bearing liabilities
Demand deposits	55,232,839			49,892,548
Other noninterest-bearing liabilities	1,215,775			1,632,145

Total liabilities	345,536,874			295,737,624
Shareholders’ equity	35,445,353			30,741,201

Total liabilities and stockholders’ equity	$380,982,227			$326,478,825

Net interest income (2)		$8,004,594			$6,828,550

Interest rate spread (2)(3)			3.49%			3.56%

Net interest margin (2)(4)			4.44%			4.40%

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a $63,508 adjustment for 2007 and a $60,790 adjustment for 2006.
(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.
(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

Noninterest Income

Total noninterest income was $1,246,269 for the second quarter of 2007, an increase of $398,605, or 47.0%, compared to $847,644 for the same period in 2006. Noninterest income totaled $2,293,014 for the first six months of 2007 compared to $1,754,101 for the same period in 2006, a $538,913 or 30.7% increase.

The Company’s subsidiary, Monarch Home Funding, LLC, was merged into, and became a division of, Monarch Bank in late December 2006 to reduce regulatory and tax expense. In January 2007 the Company reorganized mortgage operations and outsourced backroom functions to an outside company in order to improve profitability in a declining market. In June 2007 a significant expansion of mortgage operations began by bringing back in-house a full service mortgage operation under the name Monarch Mortgage. Gross mortgage banking income from Monarch Mortgage and the Company’s commercial mortgage banking subsidiary, Monarch Capital, LLC, increased $57,006 to $598,331 for the quarter but declined $115,345 for the first six months of 2007 compared to 2006. A competitive environment coupled with a soft mortgage market and higher mortgage interest rates have impacted income levels.

Service charges and fees on deposit accounts totaled $296,465 for the second quarter and $546,304 for the first six months of 2007, which represents a quarterly increase of 35.7% and a year-to-date increase of 29.8% over the same period in 2006. The primary components in this increase were deposit account growth and ATM transaction fees. The Company has an agreement with a third-party vendor to brand ATMs in Food Lion grocery stores in southeast Virginia and northeast North Carolina. In return for supplying the cash for the machines and paying the machines’ cash servicing fees, the Company receives a portion of the transaction surcharge and the Company’s customers can withdraw cash from the machines without a fee or transaction surcharge. A portion of the ATM fee increase was also due to fees generated at the Company’s 9 ATMs located at the banking center sites. The third-party vendor relationship plus the Company’s 9 office ATMs, creates a network that now includes over 50 active branded ATMs.

Investment and insurance commissions were $269,805 for the quarter and $515,170 for the first six months of 2007. Prior year totals were $25,160 for the quarter and $35,634 for the first six months. This significant increase is due to the formation of the Company’s subsidiary, Virginia Asset Group, LLC (VAG), in September 2006. The Company has a 51% ownership in VAG, which sells insurance and non-deposit investment products.

Other noninterest income increased $18,901, or 30.1% to $81,668 in the second three months of 2007 and $49,263, 39.9% to $172,662 for the first six months of 2007 compared to 2006. A large component of other noninterest income is Bank Owned Life Insurance (BOLI). The Company purchased $6.0 million in BOLI during the fourth quarter of 2005. The income from BOLI was $62,280 in the second quarter and $123,280 for the first six months of 2007 compared to $59,613 and $118,001 for the same periods in 2006, respectively, is not subject to tax. The tax-effective income yield was $186,788 for the first six months of 2007 compared to $178,791 for the same period in 2006.

There were no security sale related gains or losses in the first half of 2007 or 2006.

Noninterest Expense

Total noninterest expenses for the second quarter of 2007 totaled $3,940,857, an increase of $1,055,311, or 36.6%, compared to $2,885,546 for the same period in 2006. Noninterest expenses totaled $7,259,985 in the first six months of 2007 compared to $5,662,942 for the same period in 2006, an increase of 28.2% of $1,597,043. The increase is attributable to following factors: 1) an increase in salaries and employee benefits of $759,230 for the quarter, $1,135,118 year-to-date, primarily arising from additional salaries due to two new banking offices and mortgage operations, the addition of new production and support staff, additional retirement expense, and higher employee benefit costs; 2) an increase of $169,157 year-to-date, in occupancy plus furniture and equipment expenses related to the additional banking offices and an additional commercial office; 3) a $98,641 increase in regulatory fees and franchise taxes due to increased capital at Monarch Bank and FDIC insurance expense; 4) a reduction of $70,603 in advertising and marketing expense due to hiring an in-house marketing person; and 5) $224,169 in other expenses related to overall growth.

Income Taxes

The income tax provision was $411,763 for the second quarter of 2007 and $819,247 year-to-date compared to $418,107 and $808,473, respectively for the prior year. The effective tax rate for the second quarter of 2007 was 34.3%, compared to 32.3% for the same period in 2006. Year-to-date 2007 the effective tax rate is 32.4% compared to 32.8% in 2006.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Total assets increased 4.9% to $427,515,936 at June 30, 2007 when compared to assets of $407,719,575 at December 31, 2006. On an annual basis total assets increased 13.0% at June 30, 2007 when compared to assets of $378,449,383 at June 30, 2006. Total loans as of June 30, 2007 were $357.5 million, an increase of $36.2 million, or 11.3%, from $321.3 million at year-end 2006. On an annual basis total loans increased $64.7 million, or 22.1%, from $292.8 million in June 2006. Mortgages held for sale were $7.5 million, an increase of $6.9 million from $600 thousand at December 31, 2006 primarily due to increased volume at our mortgage division. Investment securities were $27.4 million at June 30, 2007, compared to $50.0 million at year-end 2006. On an annual basis, investments securities decreased $9.0 million, or 24.8% over June 2006. Cash and cash equivalents were $15.9 million, a decrease of $3.1 million, or 16.3% from $19.0 million at December 31, 2006.

Deposits increased $28.8 million, or 9.2%, during the six months ended June 30, 2007. On an annualized basis deposits increased $25.6 million or 8.1%. Noninterest-bearing demand deposit accounts increased $6.6 million to $69.3 million, a 10.6% increase over December 31, 2006 and $4.9 million on an annual basis when compared to June 30, 2006. Interest-bearing deposits totaled $273.6 million at June 30, 2007, compared to $251.4 million at year-end 2006. Certificates of deposits in excess of $100k and money market deposits are the major categories of our interest-bearing deposits.

Stockholders’ equity was $36.3 million at June 30, 2007, compared to $34.0 million at December 31, 2006. Components of the change in stockholders’ equity include net income of $1,713,583, increases in net unrealized losses on available-for-sale securities totaling $9,008, stock based compensation totaling $127,578, and exercised stock options, including the realization of tax benefits, totaling $423,014.

Asset Quality

The Company had no nonperforming assets at June 30, 2007. There were no charge-offs or recoveries during the first half of 2007. There were no nonperforming assets at December 31, 2006. Nonperforming assets traditionally consist of nonaccrual loans, loans past due 90 days or more and still accruing interest, restructured loans and other real estate owned. There were no impaired loans at June 30, 2007 and December 31, 2006. The Company continues to demand a high level of credit quality on new loans.

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

While the Company believes it has sufficient allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future. The allowance for loan losses totaled $3,494,000 and $2,949,000 at June 30, 2007 and June 30, 2006, respectively. The ratio of the allowance for loan losses to total loans outstanding at June 30, 2007 and 2006 was 0.98% and 1.01%, respectively.

During the first six months of 2007 and 2006, the Company recorded $259,000 and $275,144 in provision expense, respectively. There were no loans charged-off during the first half of 2007 and one loan charged-off totaling $13,187 for the same period in 2006. Charge-offs are charged directly to the allowance when they occur. Since it began business in 1999, the Company has recorded total charge-offs of approximately $52,000. There were no recoveries in the first quarter of 2007 and recoveries totaling $2,043 in the first quarter of 2006. The table below summarizes the activity in the allowance for loans losses for the six month periods ending June 30, 2007 and 2006.

Activity in the allowance for loan losses for the six months ended June 30, was as follows:

	2007	2006
Balance, January 1	$3,235,000	$2,685,000
Provisions charged against income	259,000	275,144
Recoveries of loans charged off	0	2,043
Loans charged off	0	(13,187)

Balance at end of period	$3,494,000	$2,949,000

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

Homogenous loans, such as consumer installment, home equity loans, and smaller consumer loans are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogenous pool of loans and are based on the expected net charge-offs from a current trend in delinquencies, losses or historical experience and general economic conditions. The Company has no material delinquencies in these types of loans, and has not, since inception, had a trend or an indication of a trend that would guide the Company in expected material losses in these types of homogenous pools of loans. Management believes that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in the Company’s loan portfolio at June 30, 2007.

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

The Company has a line of credit that can equal up to 40% of assets with the Federal Home Loan Bank of Atlanta (FHLB) that totaled approximately $72,012,819 with $29,987,660 available at June 30, 2007. This line is currently reduced by $5.0 million, which has been pledged as collateral for public deposits. Should the Company ever desire to increase their line of credit beyond the current 40% limit, the FHLB would allow borrowings of up to 50% of total assets once the Company meets specific eligibility requirements.

Borrowings outstanding under the FHLB line of credit were $37,025,159 at June 30, 2007 and $48,075,117 at December 31, 2006. The Company had two borrowing advances outstanding as of June 30, 2007, with the following final maturities:

Advance Amount	Expiration Date
$35,200,000	July 2007
1,825,159	September 2015

$37,025,159

The advance maturing in 2015 is a principal reducing credit that matures on September 28, 2015. Terms include 39 quarterly principal payments of $25k beginning December 2005, with a final payment of $1,025,500 in September 2015. The Company is utilizing this advance to match-fund several long term fixed rate loans. The interest rate for this advance is fixed at 4.96%.

The advance maturing in 2007 is a daily rate credit that matures July 1, 2007. The rate on June 30, 2007 was 5.63%. The Company uses borrowings at the end of each quarter to increase its investment securities that are not subject to taxation by the Commonwealth of Virginia. The Company is not subject to state income tax but is subject to Virginia Franchise Tax, which is calculated on its capital level, less certain deductions. One deduction is the average balances of bonds that are not subject to taxation by the Commonwealth of Virginia, primarily certain qualified U.S. Government Agency bonds. The Company has found that it can save more in taxes than it pays in interest expense. Shortly before the end of each calendar quarter, the Company purchases FHLB discount notes that mature soon after the quarter-end. The proceeds from the maturity of the discount note are used to repay the borrowings. The Company only enters into this type of agreement near the end of the quarter since that is the period used in the franchise tax calculation.

In the course of operations, due to fluctuations in loan and deposit levels, the Company occasionally finds it necessary to purchase Federal Funds on a short-term basis. The Company also has federal funds lines of credit facilities established with three other banks in the total amount of $15,000,000. At June 30, 2007 there were no outstanding balances on these lines. The Company also has access to the Federal Reserve Bank’s discount window should a liquidity crisis occur.

The Company has no material commitments or long-term debt for capital expenditures at the report date. The only long-term debt is for funding loans and is described below under Borrowings.

Off-Balance Sheet Arrangements

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions recognized as of June 30, 2007 and December 31, 2006 were a line of credit to secure public funds and commitments to extend credit and standby letters of credit issued to customers. The line of credit to secure public funds was from Federal Home Loan Bank for $5 million at June 30, 2007 and December 31, 2006.

Commitments to extend credit, which amounted to $182.1 million at June 30, 2007 and $158.6 million at December 31, 2006, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

There were no commitments by the Company to purchase securities on June 30, 2007 or December 31, 2006.

Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At June 30, 2007 and December 31, 2006, the Company had $5.1 million and $4.7 million, respectively, in outstanding standby letters of credit.

The Company has eleven non-cancelable leases for premises. The original lease terms are from one to thirty years and have various renewal and option dates.

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

Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance sheet assets in relation to their perceived risk. Tier 1 capital consists of stockholders’ equity and minority interests in consolidated subsidiaries, less net unrealized gains on available-for-sale securities. Tier 2 capital, a component of total capital, consists of a portion of the allowance for loan losses, certain components of nonpermanent preferred stock and subordinated debt. The $10 million in trust preferred securities issued by Monarch in July 2006 qualified as Tier 1 capital. Monarch’s ratios exceed regulatory requirements. As of June 30, 2007 Monarch Bank had a Tier 1 risk-based capital ratio of 11.26% and a Total risk-based capital ratio of 12.11%. At December 31, 2006 these ratios were 12.18% and 13.07%, respectively.

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

Impacts of changing interest rates on loans and deposits are reflected in the Company’s financial statements. Management believes that the investment and insurance activities of Virginia Asset Group and mortgage banking operations of its division, Monarch Mortgage, provide somewhat of a natural interest rate hedge, in that the Company is interest rate sensitive to a downward change in the prime rate for short term periods. When loan interest rates decline, the Company’s earnings will be negatively impacted but the mortgage company’s volume should increase as the demand for refinancing and purchase money mortgages increase. The reverse should occur in a rising interest rate environment.

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

In the course of its operations, Monarch Financial Holdings, Inc. and its subsidiary are aware of one material pending or threatened litigation, unasserted claims and/or assessments through June 30, 2007, with that matter resolved prior to the filing of this report. Prior to filing this report Monarch Bank and Resource Bank resolved the outstanding lawsuit related to the departure of the mortgage employees in May and June of 2007 and Monarch Bank’s hiring of these individuals.

On Monday, June 11, 2007, Resource Bank, a Virginia Beach based bank owned by Fulton Financial of Lancaster, Pennsylvania, filed a lawsuit against Monarch Bank and fourteen new employees of Monarch Mortgage in the Circuit Court for the City of Norfolk, Virginia. On Wednesday, July 11, 2007, Resource Bank/Fulton filed their new complaint against Monarch Bank and sixteen ex-Resource employees who are now employed by Monarch Mortgage in Virginia Beach Circuit Court. The Bank was named in three counts for misappropriation of trade secrets, tortuous interference with contractual relationships and statutory business conspiracy. The lawsuit was seeking $15,000,000 in compensatory and $350,000 in punitive damages from Monarch and the individual defendants.

On August 10, 2007, Monarch Financial Holdings, Inc. (NASDAQ:MNRK), the parent of Monarch Bank and Monarch Mortgage, entered into a Purchase Agreement with Resource Bank/Resource Mortgage, a subsidiary at Fulton Financial Corporation (NASDAQ:FULT), providing for the purchase by the Registrant of certain specified mortgage-related business assets effective immediately. Resource agreed to sell a Maryland mortgage office plus certain other mortgage related assets for a total of $2.1 Million. As a condition of the sale, both Resource Bank and the Registrant, as well as all the other defendants named in the lawsuit described in the 8-K filed June 13, 2007, agreed to dismiss, with prejudice, their current lawsuits and covenanted not to sue each other for litigation related to this matter. Monarch Bank, Resource Bank and all individuals involved in the pending litigation reached a settlement in order to avoid further expense, inconvenience and delay, and to dispose of expensive, burdensome and protracted litigation related to the recent hiring of mortgage personnel and compensation owed.

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

Form 8-K filed April 4, 2007 to announce the expansion into North Carolina with OBX Bank.

Form 8-K filed April 20, 2007 to announce the Company’s quarterly and annual financial performance.

Form 8-K filed June 13, 2007 to announce the litigation with Resource Bank related to the hiring of mortgage employees.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH FINANCIAL HOLDINGS, INC.

/s/ William F. Rountree, Jr.
William F. Rountree, Jr.	Date: August 14, 2007
President & Chief Executive Officer

/s/ Brad E. Schwartz.
Brad E. Schwartz	Date: August 14, 2007
Executive Vice President & Chief Financial Officer