Form 10-Q
period 2007-09-30
Monarch Financial Holdings, Inc.
filed 2007-11-13
CIK 1364856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: September 30, 2007

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

Common Stock, $5.00 Par Value – 4,801,183 as of November 8, 2007

MONARCH FINANCIAL HOLDINGS, INC.

FORM 10-Q

SEPTEMBER 30, 2007

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Statements of Condition

Monarch Financial Holdings, Inc. and Subsidiaries

	Unaudited	Audited
	September 30, 2007	December 31, 2006
ASSETS:
Cash and due from banks	$9,880,856	$9,504,743
Interest-bearing bank balances	5,898,877	7,963,785
Federal funds sold	299,431	1,497,814

Total cash and cash equivalents	16,079,164	18,966,342
Investment securities held-to-maturity, at cost	12,086,571	38,573,804
Investment securities available-for-sale, at fair value	8,394,986	11,454,863
Loans held for sale	9,341,242	606,400
Loans:
Loans, net of unearned income	392,549,729	321,263,026
Less: allowance for loan losses	(3,732,311)	(3,235,000)

Loans, net	388,817,418	318,028,026
Interest receivable	1,964,221	1,646,979
Property and equipment, net	9,549,523	6,684,765
Restricted equity securities	4,329,800	3,750,600
Bank owned life insurance	6,484,016	6,297,151
Goodwill	775,000	—
Intangible assets	1,220,242	—
Other assets	3,106,247	1,710,645

Total assets	$462,148,430	$407,719,575

LIABILITIES:
Deposits:
Noninterest-bearing	$69,697,249	$62,685,326
Interest-bearing	295,560,900	251,428,149

Total deposits	365,258,149	314,113,475
Borrowings:
Federal Home Loan Bank advances	49,900,180	48,075,117
Trust preferred subordinated debt	10,000,000	10,000,000

Total borrowings	59,900,180	58,075,117
Other liabilities	1,669,845	1,489,330

Total liabilities	426,828,174	373,677,922

Minority interest in subsidiary	57,702	27,619

STOCKHOLDERS’ EQUITY:
Preferred stock, $5 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $5 par value, 20,000,000 shares authorized, issued and outstanding 4,797,606 and 4,845,917 shares, respectively	23,988,030	24,229,585
Additional paid-in capital	5,034,151	5,632,741
Accumulated earnings	6,288,581	4,261,537
Accumulated other comprehensive loss	(48,208)	(109,829)

Total stockholders’ equity	35,262,554	34,014,034

Total liabilities and stockholders’ equity	$462,148,430	$407,719,575

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.	FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Income

Monarch Financial Holdings, Inc. and Subsidiaries

Unaudited

	3 Months Ended September 30,		9 Months Ended September 30,
	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$7,804,504	$6,257,226	$21,811,033	$16,964,484
Interest on investment securities Taxable	135,815	212,516	444,404	572,596
Interest on federal funds sold	6,873	113,646	18,522	202,934
Dividends on equity securities	43,916	41,125	121,513	86,793
Other interest income	22,992	168,935	57,283	303,085

Total interest income	8,014,100	6,793,448	22,452,755	18,129,892

Interest expense:
Interest on deposits	3,351,765	2,751,774	9,067,897	7,184,722
Interest on trust preferred subordinated debt	173,963	178,432	525,668	178,432
Interest on borrowings	397,875	152,320	950,887	406,056

Total interest expense	3,923,603	3,082,526	10,544,452	7,769,210

Net interest income	4,090,497	3,710,922	11,908,303	10,360,682
Provision for loan losses	384,518	207,100	643,518	482,244

Net interest income after provision for loan losses	3,705,979	3,503,822	11,264,785	9,878,438

Noninterest income:
Mortgage banking income	1,567,605	512,329	2,626,483	1,686,552
Service charges and fees	288,825	247,756	835,129	668,601
Investment and insurance commissions	257,155	12,539	772,325	48,173
Other	91,916	75,773	258,997	199,171

Total noninterest income	2,205,501	848,397	4,492,934	2,602,497

Noninterest expenses:
Salaries and employee benefits	3,715,722	1,753,487	8,182,312	5,084,959
Occupancy expenses	344,897	249,960	926,935	707,973
Furniture and equipment expenses	219,845	134,865	521,051	390,939
Data processing services	158,329	154,682	465,155	411,947
Loan origination expenses	179,211	90,772	460,557	329,676
Advertising and marketing expenses	103,808	78,246	214,888	268,928
Professional fees	134,747	63,683	321,747	176,385
Virginia franchise tax	49,696	96,171	242,037	225,871
Stationery and supplies	108,990	27,126	243,928	158,999
Other	420,188	286,377	1,116,808	842,633

Total noninterest expenses	5,435,433	2,935,369	12,695,418	8,598,310

Income before income taxes and minority interests	476,047	1,416,850	3,062,301	3,882,625
Minority interest in subsidiary’s net income	(38,296)	—	(91,720)	—

Net income before income taxes	437,751	1,416,850	2,970,581	3,882,625
Income tax expense	(124,290)	(464,250)	(943,537)	(1,272,723)

Net income	$313,461	$952,600	$2,027,044	$2,609,902

Basic net income per share	$0.07	$0.20	$0.42	$0.55
Diluted net income per share	0.06	0.19	0.40	0.52

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.	FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Changes in Shareholders’ Equity

Monarch Financial Holdings, Inc. and Subsidiaries

Unaudited

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance - December 31, 2005	4,723,748	$23,618,740	$5,743,725	$635,079	$(195,793)	$29,801,751
Net income for nine months ended September 30, 2006	—	—	—	2,609,902	—	2,609,902
Unrealized gain on available for sale securities, net of income taxes	—	—	—	—	55,353	55,353

Total comprehensive income						2,665,255

Stock options exercised	64,568	322,840	50,771	—	—	373,611
Issuance of restricted stock, net of cancellations	27,600	138,000	(138,000)	—	—	—

Balance - September 30, 2006	4,815,916	$24,079,580	$5,656,496	$3,244,981	$(140,440)	$32,840,617

Balance - December 31, 2006	4,845,917	$24,229,585	$5,632,741	$4,261,537	$(109,829)	$34,014,034
Net income for nine months ended September 30, 2007	—	—	—	2,027,044	—	2,027,044
Unrealized gain on available for sale securities, net of income taxes	—	—	—	—	61,621	61,621

Total comprehensive income						2,088,665

Stock options exercised, including the realization of tax benefits of $171,632	69,214	346,070	225,844	—	—	571,914
Stock-based compensation expense	7,080	35,400	138,939	—	—	174,339
Stock repurchase	(124,605)	(623,025)	(963,373)	—	—	(1,586,398)

Balance - September 30, 2007	4,797,606	$23,988,030	$5,034,151	$6,288,581	$(48,208)	$35,262,554

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.	FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Cash Flows

Monarch Financial Holdings, Inc. and Subsidiaries

Unaudited

	9 Months Ended September 30,
	2007	2006
Operating activities:
Net income	$2,027,044	$2,609,902
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	643,518	482,244
Provision for depreciation	518,953	443,437
Amortization of intangible assets	29,758	—
Accretion of discounts and amortization of premiums, net	(38,043)	(26,521)
Deferral of loan costs, net of deferred fees	6,482	71,877
Net loss on disposal of asset	—	4,240
Stock-based compensation	133,159	—
Changes in:
Loans held for sale	(8,734,842)	1,210,338
Interest receivable	(317,242)	(534,449)
Other assets	(1,584,109)	(451,231)
Other liabilities	393,327	(240,411)

Net cash from operating activities	(6,921,995)	3,569,426

Investing activities:
Purchases of held-to-maturity securities	(44,955,711)	(76,408,024)
Purchases of available-for-sale securities	(994,688)	(1,715,247)
Proceeds from maturities and sales of available-for-sale securities	4,128,898	2,413,509
Proceeds from maturities and calls of held-to-maturity securities	71,500,000	65,000,000
Loan originations, net of principal repayments	(71,439,392)	(49,651,438)
Purchases of property and equipment	(3,383,711)	(3,149,411)
Purchase of intangible assets	(2,025,000)	—
Sale of restricted equity securities, net of redemptions	(579,200)	(1,055,050)

Net cash from investing activities	(47,748,804)	(64,565,661)

Financing activities:
Net increase in noninterest-bearing deposits	7,011,923	658,179
Net increase in interest-bearing deposits	44,132,751	32,499,369
Net decrease in federal funds purchased	—	(1,000)
FHLB advances, net of repayments	1,825,063	12,925,070
Proceeds from issuance of trust preferred subordinated debt	—	10,000,000
Repurchase of common stock	(1,586,398)	—
Proceeds from issuance of common stock, net of issuance costs	400,282	373,611

Net cash from financing activities	51,783,621	56,455,229

CHANGE IN CASH AND CASH EQUIVALENTS	(2,887,178)	(4,541,006)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,966,342	15,275,674

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,079,164	$10,734,668

SUPPLEMENTAL SCHEDULES AND CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and other borrowings	$10,330,176	$7,652,259
Income taxes	$1,468,607	$2,114,266

The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly Monarch Financial Holdings, Inc.’s financial position as of September 30, 2007; the consolidated statements of income for the three and nine months ended September 30, 2007 and 2006; the consolidated statements of changes in shareholders’ equity for the nine months ended September 30, 2007 and 2006; and the consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006. These financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. The financial statements include the accounts of Monarch Financial Holdings, Inc. and its subsidiaries, and all significant intercompany accounts and transactions have been eliminated. Operating results for the three and nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

NOTE 2. GENERAL

Monarch Financial Holdings, Inc. (“Monarch” or the “Company”) is a Virginia chartered Company that offers a full range of financial services, primarily to individuals and businesses in the Hampton Roads area of Virginia and Northeastern North Carolina. On June 1, 2006, the Company was created through a reorganization plan, under the laws of the Commonwealth of Virginia, in which Monarch Bank became a wholly-owned subsidiary of Monarch Financial Holdings, Inc. In addition, the number of authorized common stock shares increased to 20,000,000 and the shareholders of the Company became shareholders of the Corporation in a stock-for-stock conversion. Monarch Bank was incorporated in Virginia on May 1, 1998, and commenced operations as a commercial bank on April 14, 1999, at its main office in the Greenbrier area in Chesapeake. In addition to its main office, Monarch has eight other Virginia banking offices – in the Great Bridge area in Chesapeake, the Lynnhaven area in Virginia Beach, the Town Center area in Virginia Beach, the Oceanfront area in Virginia Beach, the Kempsville area in Virginia Beach, the Ghent area in Norfolk, and two offices in downtown Norfolk. OBX Bank, a division of Monarch Bank, has one office in Kitty Hawk, North Carolina.

In August 2001, the Company formed Monarch Investment, LLC, to facilitate the sale of annuities and investment securities and services. The Company owns a 100% interest in Monarch Investment, LLC. The Company has invested in the formation of Bankers Investments Group, LLC, the parent company of BI Investments, LLC, a registered brokerage firm and investment advisor. BI Investments, LLC, sells non-deposit investment products in various community banks in Virginia, which are owners in Bankers Investments Group, LLC, with the Virginia Bankers Association Management Services Division. In September 2006, Monarch Investment, LLC, formed a subsidiary titled Virginia Asset Group, LLC. Virginia Asset Group, LLC, is owned 51% by Monarch Investment, LLC and 49% by Darin Ely, who serves as its president.

In January 2003, Monarch Investment, LLC, purchased a minority interest in Bankers Insurance, LLC, in a joint venture with the Virginia Bankers Association and many other community banks. Bankers Insurance, LLC, is a full service property/casualty and life/health agency that ranks as one of the largest agencies in Virginia. Bankers Insurance, LLC, provides insurance to Monarch Bank customers and to the general public.

In February 2004, the Company formed Monarch Capital, LLC, for the purpose of engaging in the commercial real estate brokerage business. The Company owns a 100% interest in Monarch Capital, LLC.

In November 2004, Monarch Investment, LLC, purchased a minority interest in Bankers Title of Hampton Roads, LLC, in a joint venture with the Virginia Bankers Association and many other community banks in Virginia. In December 2006 Bankers Title of Hampton Roads, LLC, was merged into Bankers Title of Central Virginia, LLC, with the minority interest now held in that name. Bankers Title of Central Virginia, LLC, is a full service title insurance agency that provides title insurance products and services to Monarch Bank and Monarch Mortgage clients as well as to the general public.

In May 2007, the Company expanded banking operations into northeastern North Carolina with the opening of a full service banking office in the town of Kitty Hawk, under the name of OBX Bank (OBX). OBX, which operates as a division of the Company, is lead by a local management team and a local advisory board of directors.

In June 2007, the Company announced the expansion of its mortgage operations through the acquisition of a team of experienced mortgage bankers, and the mortgage division changed its name from Monarch Home Funding to Monarch Mortgage (MM). MM originates and sells conventional, FHA, VA and VHDA residential loans and offers additional mortgage products such as construction-permanent loans for Monarch Bank’s loan portfolio. MM has their primary office in Virginia Beach with additional offices in Chesapeake and Norfolk. Additional offices are located in Rockville, Annapolis and College Park, Maryland.

NOTE 3. EARNINGS PER SHARE (“EPS”)

Basic earnings per share (EPS) excludes dilution, and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. The per share computations below have been restated for the effects of the 6-for-5 stock split in October 2007.

	3 months ended September 30,		9 months ended September 30,
	2007	2006	2007	2006
Net income (numerator, basic and diluted)	$313,461	$952,600	$2,027,044	$2,609,902
Weighted average shares outstanding (denominator)	4,779,298	4,776,701	4,820,415	4,743,686

Income per common share - basic	$0.07	$0.20	$0.42	$0.55

Average diluted shares outstanding (denominator)	5,003,254	5,080,962	5,057,533	5,028,110

Income per common share - diluted	$0.06	$0.19	$0.40	$0.52

The dilutive effect of stock options is 223,956 and 304,261 shares for the three months ended September 30, 2007 and 2006, respectively and 237,118 and 284,424 for the nine months ended September 30, 2007 and 2006, respectively.

NOTE 4. COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The only component of other comprehensive income consists of unrealized gains and losses on available-for-sale securities. The Company accounts for comprehensive income in accordance with FASB Statement No. 130, Reporting Comprehensive Income. The following is a detail of comprehensive income for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Net Income	$313,461	$952,600	$2,027,044	$2,609,902
Change in unrealized gains on securities available-for-sale, net of tax expense	70,629	116,123	61,621	55,353

Total comprehensive income	$384,090	$1,068,723	$2,088,665	$2,665,255

Unrealized holding gains during the period	$107,014	$175,944	$93,365	$83,868
Less reclassification adjustment for losses included in income	—	—	—	—

Total other comprehensive loss before income tax expense	107,014	175,944	93,365	83,868
Income tax expense	(36,385)	(59,821)	(31,744)	(28,515)

Net unrealized losses	$70,629	$116,123	$61,621	$55,353

NOTE 5. STOCK-BASED COMPENSATION

As of September 30, 2007, the Company had a stock-based compensation plan. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Under these older standards no stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. On January 1, 2006, the Company adopted FAS Statement No. 123R “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income.

In May 2006, Company shareholders ratified the adoption of a new stock-based compensation plan to succeed the Monarch Bank 1999 Incentive Stock Option Plan. The new Monarch Bank 2006 Equity Incentive Plan authorizes the compensation committee to grant options, stock appreciation rights, stock awards, performance stock awards, and stock units to designated directors, officers, key employees, consultants and advisors to the Company and its subsidiaries. The Plan authorizes the Company to issue up to 504,000 shares of Company Common Stock plus the number of shares of Company Common Stock outstanding under the 1999 Plan. The Plan also provides that no award may be granted more than 10 years after the May 2006 ratification date.

Since May 2006, the Company has issued stock awards under the new Plan at a price equal to the stock price on the issue date with vesting periods of up to five years from issue. Total compensation costs are recognized annually on a pro-rata basis over the vesting period.

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

Segment information for the three and nine months ended September 30, 2007 and 2006 is shown in the following table. The “Other” category includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

	Community Banking	Mortgage Banking	Intersegment Eliminations	Total
Three Months Ended September 30, 2007
Net interest income after provision for loan losses	$3,825,890	$(119,911)	$—	$3,705,979
Noninterest income	659,646	1,567,605	(21,750)	2,205,501
Noninterest expense	(3,337,942)	(2,119,241)	21,750	(5,435,433)

Net income before income taxes and minority interests	$1,147,594	$(671,547)	$—	$476,047

Three Months Ended September 30, 2006
Net interest income after provision for loan losses	$3,537,183	$(33,361)	$—	$3,503,822
Noninterest income	394,468	512,329	(58,400)	848,397
Noninterest expense	(2,519,672)	(459,197)	43,500	(2,935,369)

Net income before income taxes and minority interests	$1,411,979	$19,771	$(14,900)	$1,416,850

	Community Banking	Mortgage Banking	Intersegment Eliminations	Total
Nine Months Ended September 30, 2007
Net interest income after provision for loan losses	$11,434,119	$(169,334)	$—	$11,264,785
Noninterest income	1,977,951	2,626,483	(111,500)	4,492,934
Noninterest expense	(9,546,405)	(3,260,513)	111,500	(12,695,418)

Net income before income taxes and minority interests	$3,865,665	$(803,364)	$—	$3,062,301

Nine Months Ended September 30, 2006
Net interest income after provision for loan losses	$10,010,534	$(132,096)	$—	$9,878,438
Noninterest income	1,151,651	1,686,552	(235,706)	2,602,497
Noninterest expense	(7,299,931)	(1,428,879)	130,500	(8,598,310)

Net income before income taxes and minority interests	$3,862,254	$125,577	$(105,206)	$3,882,625

Segment Assets
2007	$462,280,407	$13,146,540	$(13,278,517)	$462,148,430
2006	$390,686,023	$3,952,467	$(4,584,372)	$390,054,118

NOTE 7. ACQUISITION

On August 10, 2007, the Company acquired a Maryland mortgage office plus certain other mortgage related assets from Resource Bank, a Virginia Beach based bank owned by Fulton Financial of Lancaster, Pennsylvania. The assets have been included in the consolidated financial statements since that date. The aggregate purchase price was $2.1 million including legal expenses of $53,000. The following table summarizes the estimated fair values of the assets acquired at the date of acquisition.

At August 10, 2007

($000s)

Equipment	$22
Intangible assets	1,250
Goodwill	775

$2,047

The intangible assets have a weighted-average useful life of seven years.

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”), which was effective January 1, 2002. SFAS 142 prescribes the accounting treatment for acquired goodwill and intangible assets. The provisions of SFAS 142 discontinue the amortization of goodwill and intangible assets with indefinite lives but require at least an annual impairment review based on evidence of certain impairment indicators.

Information concerning goodwill and intangible assets is presented in the following table:

	Value	Amortization	Value
September 30, 2007
Amortizable intangible assets	$1,250,000	$29,758	$1,220,242
Goodwill	775,000	—	775,000

Amortization expense for the third quarter and nine month period ended September 30, 2007 totaled $29,758. No amortization expense was recorded in 2006.

NOTE 9. SUBSEQUENT EVENT

The Company announced a 6-for-5 stock split which was effected as a 20% stock dividend to shareholders of record as of October 10, 2007.

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

The Company adopted SFAS 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value-based test. Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. Branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142. The costs of purchased deposit relationships and other intangible assets, based on independent valuation by a qualified third party, are to be amortized over their estimated lives.

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

Earnings Summary

Monarch Financial Holdings, Inc. reported net income of $2,027,044 for the nine months ending September 30, 2007, compared to $2,609,902 for the same period in 2006, a decrease of $582,858 or 22.3%. Net income for the three months ended September 30, 2007 was $313,461, down $639,139 or 67.1% from $952,600 for the same period in 2006. Net interest income increased 10.2% or $379,575 to $4,090,497 during the third quarter of 2007, when compared to 2006 and 14.9% or $1,547,621 to $11,908,303 during the first nine months of 2007, when compared to 2006. For the third quarter of 2007 compared to 2006 noninterest income was $2,205,501, an increase of $1,357,104, or 160.0%. Noninterest income increased 72.6% to $4,492,934 during the nine months ended September 30, 2007 when compared to $2,602,497 for the same period in 2006. Noninterest expenses totaled $5,435,433, an increase of $2,500,064, or 85.2% for the third quarter of 2007 compared to 2006, and $12,695,418, an increase of $4,097,108, or 47.7% for the first nine months of 2007 compared to 2006. Basic and diluted earnings per share of common stock were $0.07 and $0.06 for the third quarter of 2007 compared to $0.20 and $0.19 for 2006. For the first nine months of 2007 basic and diluted earnings per share of common stock were $0.42 and $0.40, respectively, compared to $0.55 and $0.52, respectively for the same period in 2006.

For the nine months ended September 30, 2007, profitability as measured by Monarch’s annualized return on average assets (ROA) was 0.68% compared to 1.03% for the same period in 2006. For the third quarter of 2007 ROA was 0.29% compared to 1.04% in 2006. Another measure of the Company’s profitability, the annualized return on average equity (ROE) was 3.47% for the third quarter of 2007 compared to 11.73% for the same period in 2006. For the nine months ended September 30, 2007 and 2006, ROE was 7.64% and 11.17%, respectively.

Net Interest Income

Net interest income represents a principal source of earnings for the Company. In 2007 increases in net interest income are attributable primarily to the overall growth of the Company, coupled with predominately higher rates on larger average outstanding balances. The Federal Reserve Bank’s Open Market Committee steadily increased short-term interest rates from June 2004 until September 2006. The first decrease in the Federal Funds rate in over two years was September 18, 2007 when the rate was lowered to 4.75%. With this decrease in the Federal Funds rate the Wall Street Journal Prime Rate declined to 7.75%. A majority of the Company’s loans use the Wall Street Journal Prime Rate as their rate index, and increases in this rate increase interest income while decreases reduce interest income.

Net interest income was $4,090,497 for the third quarter of 2007, a 10.2%, or a $379,575 increase over the third quarter of 2006. Net interest income for the first nine months of 2007 increased $1,547,621 to 11,908,303, a 14.9% increase over the same period in 2006. Total interest and fees on loans, the largest component of net interest income, increased 24.7%, or $1,547,278 to $7,804,504 during the third quarter of 2007 compared to $6,257,226 for the same period in 2006. Year-to-date 2007 interest and fees on loans totaled $21,811,033, an increase of 28.6% over the 2006 year-to-date total of $16,964,484.

Interest on investment securities continued to decline due to decreasing portfolio balances. Interest on federal funds sold and overnight funds also decreased as the Company continues its strategy to optimize its use of resources to fund our higher yielding loan portfolio. Third quarter 2007 totals for interest on investment securities declined 36.1% or $76,701 to $135,815, and year-to-date 2007 totals declined 22.4% or $128,192 to $444,404, when compared to the same periods in 2006. Interest on federal funds declined $106,773, or 94.0% and interest on deposits in other banks declined $145,943, or 86.4% for the third quarter of 2007 compared to 2006. For the first nine months of 2007 interest on federal funds declined $184,412, or 90.9% to $18,522 and interest on deposits in other banks declined $245,802, or 81.1% to $57,283 when compared to the first nine months of 2006.

Dividends on restricted equity securities totaled $43,916 compared to $41,125 in the third quarter of 2007 compared to the same period in 2006, as a result of higher balances of stock in the Federal Reserve and the Federal Home Loan Bank of Atlanta. For the nine month period ended September 30, 2007, dividends on restricted equity securities increased $34,720 to $121,513, a 40.0% increase over the 2006 nine month total of $86,793.

Interest expense on deposits increased $599,991 or 21.8% for the third quarter of 2007 and $1,883,175 or 26.2% year-to-date compared to 2006. The increase in deposit expense is due to the increase in average outstanding, higher cost deposits arising from the overall growth of the Company and an increase in the overall rates paid on deposits. Interest expense on borrowings totaled $397,875, a 161.2% increase for the third quarter of 2007 and $950,887, a 134.2% increase year-to-date compared to 2006. Increased borrowing needs due to funding loan growth coupled with higher rates contributed to the increase. The Company issued trust preferred subordinated debt in the third quarter of 2006 which provided a funding source for loans. Trust preferred interest expense for the third quarter of 2007 compared to 2006 decreased $4,469 or 2.5% to $173,963 due to lower Libor-based pricing for the period. Since 2007 will be the first full year of trust preferred interest expense, the first nine months of 2007 totaled $525,668 compared to only one quarter in 2006 of $178,432.

Average Balances, Income and Expenses, Yields and Rates

The net interest spread on a tax-equivalent basis decreased 4 basis points to 3.44% for first nine months of 2007 when compared to 3.48% for the same period in 2006. The yield on earning assets increased to 8.10% in 2007 compared to 7.55% for the first nine months of 2006, while the cost of interest bearing liabilities increased to 4.66% compared to 4.07%, respectively, for the same period. This resulted in a lower interest rate spread. The interest margin decreased 2 basis points for the same period due to the higher growth in earning liabilities compared to earning assets. The net interest margin for the first nine months of 2007 was 4.34% compared to 4.36% for the same period in 2006.

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

AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

	For Periods Ended September 30,
	2007			2006
	Average Balance	Income/ Expense	Yield Rate(1)	Average Balance	Income/ Expense	Yield Rate(1)
ASSETS
Securities, at amortized cost
Taxable	$13,898,214	$444,404	4.28%	$18,411,580	$572,596	4.16%

Total securities	13,898,214	444,404	4.28%	18,411,580	572,596	4.16%
Loans, net	350,244,048	21,811,033	8.33%	285,773,850	16,964,484	7.94%
Federal funds sold	444,316	18,522	5.57%	5,427,160	202,934	5.00%
Dividend-earning restricted equity securities	2,921,981	121,513	5.56%	2,028,268	86,793	5.72%
Deposits in other banks	1,535,000	57,283	4.99%	8,200,461	303,085	4.94%
Bank owned life insurance (2)	6,386,736	283,129	5.93%	6,140,552	271,008	5.90%

Total earning assets	375,430,295	22,735,884	8.10%	325,981,871	18,400,900	7.55%

Less: Allowance for loan losses	(3,436,884)			(2,846,165)
Total nonearning assets	24,096,411			16,196,071

Total assets	$396,089,822			$339,331,777

LIABILITIES and SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$10,505,021	$19,833	0.25%	$9,752,445	$15,301	0.21%
Regular savings	6,072,736	27,247	0.60%	8,089,138	38,342	0.63%
Money market savings	144,811,491	4,974,332	4.59%	151,774,894	4,958,390	4.37%
Certificates of deposit
$100,000 and over	52,078,722	2,003,002	5.14%	26,341,371	864,890	4.39%
Under $100,000	56,128,966	2,043,483	4.87%	43,057,553	1,307,799	4.06%

Total interest-bearing deposits	269,596,936	9,067,897	4.50%	239,015,401	7,184,722	4.02%
Borrowings	33,225,095	1,476,555	5.94%	16,250,709	584,488	4.81%

Total interest-bearing liabilities	302,822,031	$10,544,452	4.66%	255,266,110	$7,769,210	4.07%
Noninterest-bearing liabilities
Demand deposits	56,719,238			51,226,688
Other noninterest-bearing liabilities	998,557			1,572,844

Total liabilities	360,539,826			308,065,642
Shareholders’ equity	35,549,996			31,266,135

Total liabilities and stockholders’ equity	$396,089,822			$339,331,777

Net interest income (2)		$12,191,432			$10,631,690

Interest rate spread (2)(3)			3.44%			3.48%

Net interest margin (2)(4)			4.34%			4.36%

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a 96,264 adjustment for 2007 and a $92,143 adjustment for 2006.
(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.
(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

Noninterest Income

Total noninterest income was $2,205,501 for the third quarter of 2007, an increase of $1,357,104 or 160.0%, compared to $848,397 for the same period in 2006. Noninterest income totaled $4,492,934 for the first nine months of 2007 compared to $2,602,497 for the same period in 2006, a $1,890,437 or 72.6% increase.

The Company’s subsidiary, Monarch Home Funding, LLC, was merged into, and became a division of, Monarch Bank in late December 2006 to reduce regulatory and tax expense. In January 2007 the Company reorganized mortgage operations and outsourced backroom functions to an outside company in order to improve profitability in a declining market. In June 2007 a significant expansion of mortgage operations began by bringing back in-house a full service mortgage operation under the name Monarch Mortgage. Gross mortgage banking income from Monarch Mortgage and the Company’s commercial mortgage banking subsidiary, Monarch Capital, LLC, increased $1,055,276 to $1,567,605 for the quarter and increased $939,931 or 55.7% to $2,626,483 for the first nine months of 2007 compared to 2006.

Service charges and fees on deposit accounts totaled $288,825 for the third quarter and $835,129 for the first nine months of 2007, which represents a quarterly increase of 16.6% and a year-to-date increase of 24.9% over the same period in 2006. The primary components in this increase were deposit account growth and ATM transaction fees. The Company has an agreement with a third-party vendor to brand ATMs in Food Lion grocery stores in southeast Virginia and northeast North Carolina. In return for supplying the cash for the machines and paying the machines’ cash servicing fees, the Company receives a portion of the transaction surcharge and the Company’s customers can withdraw cash from the machines without a fee or transaction surcharge. A portion of the ATM fee increase was also due to fees generated at the Company’s 9 ATMs located at the banking center sites. The third-party vendor relationship plus the Company’s 9 office ATMs, creates a network that now includes over 50 active branded ATMs.

Investment and insurance commissions were $257,155 for the quarter and $772,325 for the first nine months of 2007. Prior year totals were $12,539 for the quarter and $48,173 for the first nine months. This significant increase is due to the formation of the Company’s subsidiary, Virginia Asset Group, LLC (VAG), on October 1, 2006. The Company has a 51% ownership in VAG, which sells insurance and non-deposit investment products.

Other noninterest income increased $16,143, or 21.3% to $91,916 in the third quarter of 2007 and $59,826, 30.0% to $258,997 for the first nine months of 2007 compared to 2006. A large component of other noninterest income is Bank Owned Life Insurance (BOLI). The Company purchased $6.0 million in BOLI during the fourth quarter of 2005. The income from BOLI, which is not subject to tax, was $63,585 in the third quarter and $186,865 for the first nine months of 2007 compared to $60,863 and $178,865 for the same periods in 2006, respectively. The tax-effective income yield was $283,129 for the first nine months of 2007 compared to $271,008 for the same period in 2006.

There were no security sale related gains or losses in the first nine months of 2007 or 2006.

Noninterest Expense

Total noninterest expenses for the third quarter of 2007 totaled $5,435,433, an increase of $2,500,064, or 85.2%, compared to $2,935,369 for the same period in 2006. Noninterest expenses totaled $12,695,418 in the first nine months of 2007 compared to $8,598,310 for the same period in 2006, an increase of 47.7% or $4,097,108. Expenses for salaries and employee benefits was the primary source of the increase, contributing 111.9% or $1,962,235 to the increase for the quarter and $3,097,353 or 60.9% to the nine month increase with the majority related to personnel growth at Monarch Mortgage. With the company’s expansion of mortgage operations and into other markets, the number of full-time equivalents has risen from 119.5 at year-end 2006 to 216.5 at the end of the third quarter 2007. Secondary increases are attributable to following factors: 1) an increase of $349,074 year-to-date, in occupancy plus furniture and equipment expenses related to the additional banking offices and an additional commercial office; 2) a $130,881 increase in loan origination costs due to increased production 3) a $123,904 increase in legal fees related to the mortgage operations lawsuit 4) a $111,317 increase in regulatory fees and franchise taxes due to increased capital at Monarch Bank and FDIC insurance expense; 5) a reduction of $54,040 in advertising and marketing expense due to hiring an in-house marketing person; and 5) $338,619 in other expenses related to overall growth.

Income Taxes

The income tax provision was $124,290 for the third quarter of 2007 and $943,537 year-to-date compared to $464,250 and $1,272,723, respectively for the prior year. The effective tax rate for the third quarter of 2007 was 28.4%, compared to 32.8% for the same period in 2006. Year-to-date 2007 the effective tax rate is 31.8% compared to 32.8% in

2006. The main components of the adjusted tax rate in the first nine months and third quarter of 2007 are tax-free BOLI income in the amount of $186,865 and $63,585, respectively, and permanent timing differences associated with the tax treatment of goodwill in the amount of $8,611 for both periods. The adjusted tax rate in for the same periods in 2006 is due tax-free BOLI income in the amount of $178,865 and $60,863, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Total assets increased 13.4% to $462,148,430 at September 30, 2007 when compared to assets of $407,719,575 at December 31, 2006. On an annual basis total assets increased 18.5% at September 30, 2007 when compared to assets of $390,054,118 at September 30, 2006. Total loans as of September 30, 2007 were $392.5 million, an increase of $71.3 million, or 22.2%, from $321.3 million at year-end 2006. On an annual basis total loans increased $79.7 million, or 25.5%, from $312.8 million in September 2006. Mortgages held for sale were $9.3 million, an increase of $8.7 million from $600 thousand at December 31, 2006 primarily due to increased volume at our mortgage division. Investment securities were $20.5 million at September 30, 2007, compared to $50.0 million at year-end 2006. On an annual basis, investments securities decreased $26.7 million, or 56.3% over September 2006. Cash and cash equivalents were $16.1 million, a decrease of $2.9 million, or 15.3% from $19.0 million at December 31, 2006.

Deposits increased $51.1 million, or 16.3%, during the nine months ended September 30, 2007. On an annualized basis deposits increased $59.1 million or 19.3%. Noninterest-bearing demand deposit accounts increased $7.0 million to $69.7 million, a 11.2% increase over December 31, 2006 and $13.5 million on an annual basis when compared to September 30, 2006. Interest-bearing deposits totaled $295.6 million at September 30, 2007, compared to $251.4 million at year-end 2006. Certificates of deposits and money market deposits are the major categories of our interest-bearing deposits.

Stockholders’ equity was $35.3 million at September 30, 2007, compared to $34.0 million at December 31, 2006. Components of the change in stockholders’ equity include net income of $2,027,044, decreases in net unrealized losses on available-for-sale securities totaling $61,621, stock based compensation totaling $174,339, stock repurchase costs of $1,586,398 and exercised stock options, including the realization of tax benefits, totaling $571,914.

Asset Quality

The Company had two nonperforming assets totaling $313 thousand at September 30, 2007. In the third quarter of 2007 the company charged-off four loans totaling $148 thousand with a recovery of $1 thousand. There were no nonperforming assets at December 31, 2006. Nonperforming assets traditionally consist of nonaccrual loans, loans past due 90 days or more and still accruing interest, restructured loans and other real estate owned. There were no impaired loans at September 30, 2007 and December 31, 2006. The Company continues to demand a high level of credit quality on new loans.

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

While the Company believes it has sufficient allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future. The allowance for loan losses totaled $3,732,311 and $3,157,000 at September 30, 2007 and September 30, 2006, respectively. The ratio of the allowance for loan losses to total loans outstanding at September 30, 2007 and 2006 was 0.95% and 1.01%, respectively.

During the first nine months of 2007 and 2006, the Company recorded $643,518 and $482,244 in provision expense, respectively. There were four loans totaling $147,689 charged-off during the first nine months of 2007 and one loan charged-off totaling $13,187 for the same period in 2006. Charge-offs are charged directly to the allowance when they occur. Since it began business in 1999, the Company has recorded total charge-offs of approximately $200,000. There was $1,482 in recoveries in the first nine months of 2007 and recoveries totaling $2,943 in the for the same period in 2006. The table below summarizes the activity in the allowance for loans losses for the nine month periods ending September 30, 2007 and 2006.

Activity in the allowance for loan losses for the nine months ended September 30, was as follows:

	2007	2006
Balance, January 1	$3,235,000	$2,685,000
Provisions charged against income	643,518	482,244
Recoveries of loans charged off	1,482	2,943
Loans charged off	(147,689)	(13,187)

Balance at end of period	$3,732,311	$3,157,000

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

Homogenous loans, such as consumer installment, home equity loans, and smaller consumer loans are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogenous pool of loans and are based on the expected net charge-offs from a current trend in delinquencies, losses or historical experience and general economic conditions. The Company has no material delinquencies in these types of loans, and has not, since inception, had a trend or an indication of a trend that would guide the Company in expected material losses in these types of homogenous pools of loans. Management believes that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in the Company’s loan portfolio at September 30, 2007.

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

The Company has a line of credit that can equal up to 40% of assets with the Federal Home Loan Bank of Atlanta (FHLB) that totaled approximately $82,940,234 with $28,040,074 available at September 30, 2007. This line is currently reduced by $5.0 million, which has been pledged as collateral for public deposits. Should the Company ever desire to increase their line of credit beyond the current 40% limit, the FHLB would allow borrowings of up to 50% of total assets once the Company meets specific eligibility requirements.

Borrowings outstanding under the FHLB line of credit were $49,900,180 at September 30, 2007 and $48,075,117 at December 31, 2006. The Company had two borrowing advances outstanding as of September 30, 2007, with the following final maturities:

Advance Amount	Expiration Date
$48,100,000	October 2007
1,800,160	September 2015

$49,900,180

The advance maturing in 2015 is a principal reducing credit that matures on September 28, 2015. Terms include 39 quarterly principal payments of $25k beginning December 2005, with a final payment of $1,025,500 in September 2015. The Company is utilizing this advance to match-fund several long term fixed rate loans. The interest rate for this advance is fixed at 4.96%.

The advance maturing in 2007 is a daily rate credit that matures October 1, 2007. The rate on September 30, 2007 was 5.44%. The Company uses borrowings at the end of each quarter to increase its investment securities that are not subject to taxation by the Commonwealth of Virginia. The Company is not subject to state income tax but is subject to Virginia Franchise Tax, which is calculated on its capital level, less certain deductions. One deduction is the average balances of bonds that are not subject to taxation by the Commonwealth of Virginia, primarily certain qualified U.S. Government Agency bonds. The Company has found that it can save more in taxes than it pays in interest expense. Shortly before the end of each calendar quarter, the Company purchases FHLB discount notes that mature soon after the quarter-end. The proceeds from the maturity of the discount note are used to repay the borrowings. The Company only enters into this type of agreement near the end of the quarter since that is the period used in the franchise tax calculation.

In the course of operations, due to fluctuations in loan and deposit levels, the Company occasionally finds it necessary to purchase Federal Funds on a short-term basis. The Company also has federal funds lines of credit facilities established with three other banks in the total amount of $15,000,000. At September 30, 2007 there were no outstanding balances on these lines. The Company also has access to the Federal Reserve Bank’s discount window should a liquidity crisis occur.

The Company has no material commitments or long-term debt for capital expenditures at the report date. The only long-term debt is for funding loans and is described below under Borrowings.

Off-Balance Sheet Arrangements

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions recognized as of September 30, 2007 and December 31, 2006 were a line of credit to secure public funds and commitments to extend credit and standby letters of credit issued to customers. The line of credit to secure public funds was from Federal Home Loan Bank for $5 million at September 30, 2007 and December 31, 2006.

Commitments to extend credit, which amounted to $215.8 million at September 30, 2007 and $158.6 million at December 31, 2006, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

There were no commitments by the Company to purchase securities on September 30, 2007 or December 31, 2006.

Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At September 30, 2007 and December 31, 2006, the Company had $5.9 million and $4.7 million, respectively, in outstanding standby letters of credit.

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

Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance sheet assets in relation to their perceived risk. Tier 1 capital consists of stockholders’ equity and minority interests in consolidated subsidiaries, less net unrealized gains on available-for-sale securities. Tier 2 capital, a component of total capital, consists of a portion of the allowance for loan losses, certain components of nonpermanent preferred stock and subordinated debt. The $10 million in trust preferred securities issued by Monarch in July 2006 qualified as Tier 1 capital. Monarch’s ratios exceed regulatory requirements. As of September 30, 2007 Monarch Bank had a Tier 1 risk-based capital ratio of 9.57% and a Total risk-based capital ratio of 10.39%. At December 31, 2006 these ratios were 12.18% and 13.07%, respectively.

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

Impacts of changing interest rates on loans and deposits are reflected in the Company’s financial statements. Management believes that the mortgage banking operations of its division, Monarch Mortgage, provide somewhat of a natural interest rate hedge, in that the Company is interest rate sensitive to a downward change in the prime rate for short term periods. When loan interest rates decline, the Company’s earnings will be negatively impacted but the mortgage company’s volume should increase as the demand for refinancing and purchase money mortgages increase. The reverse should occur in a rising interest rate environment.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

On August 10, 2007, Monarch Financial Holdings, Inc. (NASDAQ:MNRK), the parent of Monarch Bank and Monarch Mortgage, entered into a Purchase Agreement with Resource Bank/Resource Mortgage, a subsidiary at Fulton Financial Corporation (NASDAQ:FULT), providing for the purchase by the Registrant of certain specified mortgage-related business assets. Resource agreed to sell a Maryland mortgage office plus certain other mortgage related assets for a total of $2.1 Million. As a condition of the sale, both Resource Bank and the Registrant, as well as all the other defendants named in the lawsuit described in the 8-K filed June 13, 2007, agreed to dismiss, with prejudice, their current lawsuits and covenanted not to sue each other for litigation related to this matter. Monarch Bank, Resource Bank and all individuals involved in the pending litigation reached a settlement in order to avoid further expense, inconvenience and delay, and to dispose of expensive, burdensome and protracted litigation related to the recent hiring of mortgage personnel and compensation owed.

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

Form 8-K filed September 25, 2007 to announce the Company’s 6-for-5 stock split.

Form 8-K filed August 13, 2007 to announce Monarch Bank and Resource Bank’s purchase agreement and end to litigation.

Form 8-K filed July 18, 2007 to announce the expansion of Monarch Mortgage.

Form 8-K filed July 13, 2007 to announce the litigation filed by Resource Bank against Monarch Bank.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH FINANCIAL HOLDINGS, INC.

/s/ William F. Rountree, Jr.
William F. Rountree, Jr.	Date: November 8, 2007
President & Chief Executive Officer

/s/ Brad E. Schwartz
Brad E. Schwartz	Date: November 8, 2007
Executive Vice President & Chief Financial Officer