Form 10-K
period 2007-12-31
Monarch Financial Holdings, Inc.
filed 2008-03-31
CIK 1364856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2007

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2007 was approximately $65,075,000.

The number of shares of common stock outstanding as of March 1, 2008 was 4,860,865.

(This page intentionally left blank)

PART I

Item 1.	Business

General

Monarch Financial Holdings, Inc. (the “Company” or “Monarch”) is a Virginia-chartered Bank Holding Company engaged in business and consumer banking, investment and insurance sales, and mortgage origination and brokerage. The Company was created on June 1, 2006 through a reorganization plan, under the laws of the Commonwealth of Virginia, in which Monarch Bank (the “Bank”) became a wholly-owned subsidiary of Monarch Financial Holdings, Inc. Monarch Bank was incorporated on May 1, 1998, and opened for business on April 14, 1999.

The Company is a member of the Federal Reserve and the Bank is Federal Deposit Insurance Corporation (the “FDIC”) insured. The Company serves the needs of local businesses, professionals, executives and individuals in the South Hampton Roads area of Southeastern Virginia and in Northeastern North Carolina. The Bank currently has locations in Chesapeake, Virginia, where it is headquartered; Virginia Beach, Virginia’s largest city; and Norfolk, with an additional location in Kitty Hawk, North Carolina operating as OBX Bank, a division of Monarch Bank. The Company is a community oriented, locally owned and operated institution. Mortgage operations are located in Virginia Beach, Chesapeake and Norfolk in Virginia, with five additional offices in Maryland.

The Company’s current capitalization enables it to provide loans in amounts that are responsive to the credit needs of a large portion of the Company’s targeted market segments. If clients have credit requirements that exceed the Company’s credit limits, the Company generally accommodates those clients by arranging loans on a participation basis with other financial institutions. The Board of Directors believes the Company’s capitalization supports current growth levels in loans and deposits, however, any additional capital will increase the Company’s loan-to-one borrower limit and permit the Company to retain more of a borrower’s loan if the Company deems it to be in the Shareholder’s best long-term interest.

Other services offered by the Company include investment advisory services, insurance sales, safe deposit boxes, cash management services, check and bankcard services, direct deposit of payroll and social security checks and automatic drafts for various accounts. The Company offers its clients access to their accounts and its banking services utilizing traditional in-office transactions as well as telephone banking, internet banking and internet cash management, and through more than 50 automated teller machines (ATMs) located throughout Southeastern Hampton Roads and Northeastern North Carolina.

The Company operates in several integrated lines of business:

Our Business Banking Group has been a core line of business since the opening of the Company. This group supports our business/commercial clients and offers both secured and unsecured commercial loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and the purchase of equipment and machinery, as well as loans secured by commercial real estate. This group also originates business deposits and related services. We have Business Banking groups in each of our four cities, each led by a market President.

Our Real Estate Banking Group has been a core line of business since the opening of the Company. This group supports the delivery of residential and commercial real estate construction, acquisition and development loans, with the majority of their focus in the 1-4 family residential development markets of Hampton Roads and Northeastern North Carolina. This group supports this type of banking in all the Bank’s current markets.

Our Private Banking Group delivers the banking and financial needs of our consumer clients and has also been a core line of business since the Company opened. The Private Banking Group targets the financial needs of professionals and business executives, and provides custom tailored product and service solutions to their clients. The Private Banking group services the deposit needs for all Bank clients and offers consumer lending and general banking services. The Bank offers a full range of deposit services including checking accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. Consumer loans include home equity lines of credit and loans, professional lines of credit, secured and unsecured loans for financing automobiles, home improvements, education and personal investments.

Monarch Mortgage (“MM”) originates and sells permanent residential mortgage loans. MM, a division of Monarch Bank was formed in May 2007 as a result of reorganizing the Company’s mortgage operations to focus on expansion. As a mortgage lender, MM underwrites mortgage loans for our clients to be sold in the secondary market or booked on the Bank’s balance sheet. MM currently has eight offices with locations in Chesapeake, Norfolk and Virginia Beach, Virginia, as well as two offices in Rockville, Maryland and offices in Waldorf, Annapolis and College Park, Maryland. MM originates and sells loans under two different financial models. All the offices in Maryland operate as fee-based offices, with each office paying a per loan processing fee with the net income or loss of each office the responsibility of each offices manager or management team. The fee-based offices allow Monarch Mortgage to attract quality entrepreneurial leaders focused on their bottom line. The loan fees from these operations lower the cost basis and breakeven volume for the Virginia operations while reducing the downside risk of startup and operating losses. The Virginia offices are traditional operations with the profits and losses accruing to Monarch Mortgage.

Monarch Capital, LLC, a wholly-owned subsidiary of the Bank formed in 2004, provides structured financing and commercial mortgage brokerage services in the placement of primarily long-term fixed-rate, non-recourse debt for the commercial, hospitality, and multi-family housing markets.

Monarch Investment, LLC, a wholly-owned subsidiary of the Bank, has ownership interests in several subsidiaries. We deliver services through these subsidiaries or investments as follows:

Virginia Asset Group, LLC, formed in October 2006, offers investment advisory services through licensed Investment Advisors and also sells specific lines of insurance. Investment services are offered through BI Investments, LLC, a broker-dealer owned with the Virginia Bankers’ Association and over 30 other community banks in Virginia. Monarch Investment, LLC owns a minority shareholder interest in BI Investments, LLC. Monarch Investment, LLC also owns a minority interest in Bankers Insurance, LLC, a joint venture with the Virginia Bankers’ Association and many other community banks in Virginia. This insurance agency offers a full line of commercial and personal lines of insurance to the general public and to the Company’s clients. Insurance services are also offered through other carriers. Virginia Asset Group, LLC is 51% owned by Monarch Investment, LLC and 49% by Mr. Darin Ely, the President of Virginia Asset Group.

Coastal Home Mortgage, LLC, became a subsidiary of Monarch Investment, LLC in July 2007 when a 51% ownership interest in the company was purchased from another bank. This is a joint venture with four individuals involved with commercial and residential construction in Hampton Roads, with their primary mission to provide residential mortgage loan services for their end product. All loans are processed and underwritten by Monarch Mortgage.

In October of 2007 Real Estate Security Agency, LLC, was formed to offer title insurance services to clients of Monarch Mortgage and Monarch Bank. This agency offers residential and commercial title and settlement services to the Company’s clients. Monarch Investment, LLC, owns 75% of this new company with 25% owned by TitleVentures, LLC. In 2007 the Company sold its minority interest in Bankers Title of Central Virginia, LLC, a joint venture with the Virginia Bankers’ Association and many other community banks in Virginia.

Market Areas

Our primary market area includes South Hampton Roads, Virginia, which includes the cities of Virginia Beach, Chesapeake, Norfolk, Suffolk and Portsmouth and the Outer Banks region of Northeastern, North Carolina. South Hampton Roads, with a population of over 1 million, has experienced steady growth in recent years and is one of the largest metropolitan areas in Virginia. South Hampton Roads is also home to one of the world’s busiest ports and largest naval bases. Within South Hampton Roads, we currently concentrate our operations in Chesapeake, Virginia Beach and Norfolk, the three largest cities.

Chesapeake, which has a population of just over 221,000, has the region’s highest median family income of $60,817, according to 2005 census figures. Chesapeake’s greatest employment concentration is in the area of sales and service, led primarily by health care and support centers. Chesapeake is also home to industries including, trade, manufacturing, maritime, military related industries, and oil and petroleum businesses. All of these demographics make Chesapeake an attractive market for banking services. Our headquarters is located in Chesapeake, and we also have two full service banking offices as well as a mortgage office in the Greenbrier and Great Bridge sections of Chesapeake.

Virginia Beach, which has a population of over 435,000, is the most populous city in Virginia and the 38th largest city in the United States. Virginia Beach has a median family income of approximately $58,545 in the 2005 census. Virginia Beach’s major industries include tourism, retail and wholesale trade, light manufacturing and military related industries. All of these demographics also make Virginia Beach an attractive market for banking services. We operate banking offices in the Lynnhaven, Oceanfront, Town Center and Kempsville areas of Virginia Beach. We believe these are excellent market areas within the city of Virginia Beach. The Kempsville office opened in January 2007. The headquarters for Monarch Mortgage, which includes a sales office, and the headquarters for Virginia Asset Group, LLC, are located in Virginia Beach.

Norfolk, which has a population of 241,000, is the cultural, industrial, business and medical center of Hampton Roads and hosts the area’s international airport. Median family income is $36,920, according to the 2005 census. The city is undergoing a successful renewal, including new office, retail, hotel construction and new residential development. We operate two banking offices and one mortgage office in the city of Norfolk. Our banking offices are in the Ghent area with our second office in downtown Norfolk. The mortgage banking office is located in Ghent.

The Outer Banks area of Northeastern North Carolina consists of portions of Currituck County and Dare County North Carolina. OBX Bank operates as a division of Monarch Bank, and OBX Bank is a registered trademark. The Outer Banks area is focused on tourism and residential construction and development, and has a growing year round retiree population. We operate one banking location in the Town of Kitty Hawk, North Carolina.

Our mortgage offices in Maryland are all located for the convenient delivery and sales of residential mortgage loans.

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

Employees

As of February 15, 2008, the Company and its subsidiaries had two hundred, thirty-seven (237) full-time and seventeen (17) part-time employees. None of its employees are represented by any collective bargaining agreements, and relations with employees are considered excellent.

Lending Activities

Credit Policies

The principal risk associated with each of the categories of loans in the Bank’s portfolio is the creditworthiness of its borrowers. Within each category, such risk is increased or decreased, depending on prevailing economic conditions. In an effort to manage the risk, the Bank’s loan policy gives loan amount approval limits to individual bankers based on their position and level of experience, and to the Bank’s loan committees based on the size of the lending relationship. The risk associated with real estate and construction loans, commercial loans and consumer loans varies, based on market employment levels, consumer confidence, fluctuations in the value of real estate and other conditions that affect the ability of borrowers to repay indebtedness. The risk associated with real estate construction loans varies, based on the supply and demand for the type of real estate under construction.

The Bank has written policies and procedures to help manage credit risk. We utilize an outside third party loan review process that includes regular portfolio reviews to establish loss exposure and to ascertain compliance with the Bank’s loan policy.

A Management Loan Committee and a Directors’ Loan Committee are utilized to approve loans. The Management Loan Committee is comprised of members of management, and the Directors’ Loan Committee is composed of five Directors, of which four are independent Directors. Both Committees approve new, renewed and modified loans that exceed officer loan authorities. The Directors’ Loan Committee also reviews any changes to the Bank’s lending policies, which are then approved by the Board of Directors.

Construction and Development Lending

The Bank makes construction loans, primarily residential, and land acquisition and development loans. We also offer a construction-permanent loan that is administered through Monarch Mortgage. All construction loans are secured by the building under construction and the underlying land for which the loan was obtained. The average life of a construction loan is approximately 12 months and it is typically repriced monthly. Because the majority of the interest rates charged on these loans floats with the market, the construction loans help the Company in managing its interest rate risk. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or home under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, the Company generally limits loan amounts to 80% to 90% of appraised value or cost, in addition to analyzing the creditworthiness of its borrowers. The Company also obtains a first lien on the property as security for its construction loans and typically requires personal guarantees from the borrower’s principal owners.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate primarily in the Company’s market area, including multi-family residential buildings, commercial buildings and offices, shopping centers and churches. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy in general. The Company’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation. The Company also evaluates the location of the security property and typically requires personal guarantees or endorsements of the borrower’s principal owners.

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

Consumer Lending

The Bank offers various consumer loans, including personal loans and lines of credit, professional lines of credit, automobile loans, deposit account loans, installment and demand loans, and home equity lines of credit and loans. Such loans are generally made to clients with whom we have a pre-existing relationship. The Bank currently originates all of its consumer loans in its geographic market area.

The underwriting standards employed by the Bank for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes an analysis of the value of the security in relation to the proposed loan amount. For home equity lines of credit and loans, the Company’s primary consumer loan category, the Bank requires title insurance, hazard insurance and if required, flood insurance.

Portfolio Mortgage Lending

Through our mortgage division Monarch Mortgage, for our own portfolio, we offer adjustable rate mortgages and construction loans to individual borrowers. All adjustable rate mortgages have initial resets in five years or less and are structured for a potential later sale on the secondary market. Our construction permanent loan program offers individual clients, typically working with a custom builder, a residential construction loan with the ability to sell the loan on the secondary market once complete through a Monarch Mortgage loan. All other residential mortgage loans originated by Monarch Mortgage are sold to investors on the secondary market.

Competition

The banking business is highly competitive. Monarch Financial Holdings, Inc. encounters strong competition from a variety of bank and non-bank financial services providers. These competitors include commercial banks, savings banks, credit unions, consumer finance companies, brokerage firms, money market mutual funds, mortgage banks, mortgage brokers, leasing, and finance companies. In addition, the delivery of financial services has changed significantly with the telephone, ATM, personal computer and the Internet being used to access information and perform banking transactions.

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

A bank holding company is prohibited under the Bank Holding Company Act, with limited exceptions, from acquiring or obtaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank, or from engaging in any activities other than those of banking or of managing or controlling banks or furnishing services to or performing services for its subsidiaries. An exception to these prohibitions permits a bank holding company to engage in, or acquire an interest in a company which engages in, activities which the Board, after due notice and opportunity for hearing by regulation or order, has determined is so closely related to banking or to managing or controlling banks as to be proper incident thereto. A number of such activities have been determined by the Board to be permissible, including servicing loans, performing certain data processing services, and acting as a fiduciary, investment or financial advisor.

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

As a member of the Federal Reserve, the Company and its subsidiary, Monarch Bank, are also required to comply with rules that restrict preferential loans by the Company to “insiders,” require us to keep information on loans to principal shareholders and executive officers, and prohibit certain director and officer interlocks between financial institutions. The Company’s loan operations, particularly for consumer and residential real estate loans, are also subject to numerous legal requirements as are its deposit activities. In addition to regulatory compliance costs, these laws may create the risk of liability to us for noncompliance.

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

Community Reinvestment Act. The Community Reinvestment Act of 1977, or CRA, requires that federal banking regulators evaluate the record of financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. The Company received a “Satisfactory” CRA rating in the Company’s latest CRA examination.

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

Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or “SOX.” The stated goals of SOX are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. SOX is the most far-reaching U.S. securities legislation enacted since the 1930’s. SOX generally applies to all companies that, like Monarch, file or are required to file periodic reports under the Securities Exchange Act of 1934. The required implementation of SOX for companies with less than $75 Million in market capitalization was in 2007, with a delay until 2008 for our external auditors to test our SOX workpapers and samples. The Company anticipates the cost of SOX compliance to be only slightly negative to profitability based on the 2007 work performed.

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

Our profitability depends in substantial part on our net interest margin, which is the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Our net interest margin depends on many factors that are partly or completely outside of our control, including competition, monetary and fiscal policies, and economic conditions generally. Prior to June of 2004, the Federal Reserve cut short-term interest rates 12 times beginning January 2001. Since June 2004, the Federal Reserve has increased short-term interest rates 17 times. Between September 2007 and February 2008 the Federal Reserve lowered rates six times. Our net interest margin is negatively impacted when the Federal Reserve lowers rates and positively impacted when they increase rates due to our large portfolio of floating rate loans tied to the Wall Street Journal Prime Rate. It is possible that our profitability will decline in the current falling rate environment unless we can lower our cost of deposits and other borrowings which are used to fund our loans at a similar pace. We try to minimize our exposure to interest rate risk, but we are unable to completely eliminate this risk.

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

While the risk of nonpayment of loans is inherent in banking, if we experience greater nonpayment levels than we anticipate, our earnings and overall financial condition, as well as the value of our common stock, could be adversely affected. We cannot assure you that our monitoring, procedures and policies will reduce certain lending risks or that our allowance for loan losses will be adequate to cover actual losses. In addition, as a result of the growth in our loan portfolio, loan losses may be greater than management’s estimates of the appropriate level for the allowance. Loan losses can cause insolvency and failure of a financial institution and, in such an event, our shareholders could lose their entire investment. In addition, future provisions for loan losses could materially and adversely affect our profitability. Any loan losses will reduce the loan loss allowance. A reduction in the loan loss allowance may be restored by an increase in our provision for loan losses. This would reduce our earnings, which could have an adverse effect on our stock price.

We rely heavily on our management team and the unexpected loss of any of those personnel could adversely affect our operations; we depend on our ability to attract and retain key personnel.

We are a client-focused and relationship-driven organization. We expect our future growth to be driven in a large part by the relationships maintained with our clients by our executive and senior lending officers. We have entered into employment agreements with Mr. Rountree, President and Chief Executive Officer; Mr. Schwartz, Executive Vice President and Chief Operating and Financial Officer; and Mr. Crawford, Norfolk President. The existence of such agreements, however, does not necessarily assure that we will be able to continue to retain their services. The unexpected loss of these or other key employees could have a material adverse effect on our business and possibly result in reduced revenues and earnings. We maintain key man life insurance policies on many of our executives and officers.

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

Our profitability will depend in substantial part upon the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities. We may pay above-market rates to attract deposits as we have done in some of our marketing promotions in the past to fund loan growth. Changes in interest rates will affect our operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits, the volume of loan originations in our mortgage banking business and the value we can recognize on the sale of mortgage and home equity loans in the secondary market. We attempt to minimize our exposure to interest rate risk, but we will be unable to eliminate it. Based on our asset/liability position at December 31, 2007, a rise in interest rates would benefit our net interest income in the short term. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally.

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

Our long-term goal is to maintain a balanced position in terms of the volume of assets and liabilities that mature or re-price during any period so that we may reasonably predict our net interest margin; however, interest rate fluctuations, loan prepayments, loan production and deposit flows are constantly changing and influence our ability to maintain this neutral position. Generally speaking, our earnings will be more sensitive to fluctuations in interest rates the greater the variance in the volume of assets and liabilities that mature or re-price in any period. The extent and duration of the sensitivity will depend on the cumulative variance over time, the velocity and direction of interest rates, and whether the Company is more asset sensitive or liability sensitive. Accordingly, we may not be successful in maintaining this position and, as a result, our net interest margin may suffer, which will negatively impact our earnings.

Our directors and executive officers own our common stock, and their interests may conflict with those of our other shareholders.

As of March 1, 2008, our directors and executive officers beneficially owned approximately 937,086 shares or 17.99% of our common stock. Accordingly, such persons will be in a position to exercise substantial influence over our affairs and may impede the acquisition of control by a third party. We cannot assure investors that the interests of our directors and executive officers will always align precisely with the interests of the holders of our common stock.

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

We are limited in the amount we can lend to a single borrower by the amount of our capital. Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus to any one borrower. As of December 31, 2007, we were able to lend approximately $7,000,000 to any one borrower. This amount is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We can accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not efficient or always available. We may not be able to attract or maintain clients seeking larger loans or may not be able to sell participations in such loans on terms we consider favorable.

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

We outsource many of our operating and banking functions, including our data processing function, our item processing and the interchange and transmission services for our ATM network. As such, our success and our ability to expand our operations depend on the services provided by these third parties. Disputes with these third parties can adversely affect our operations. We may not be able to engage appropriate vendors to adequately service our needs, and the vendors that we engage may not be able to perform successfully.

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

Our common stock is currently listed on the NASDAQ Capital Market under the symbol “MNRK.” The volume of trading activity in our stock is relatively limited. Even if a more active market develops, there can be no assurance that such market will continue, or that you will be able to sell your shares at or above your purchase price.

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

Corporate Headquarters

1101 Executive Boulevard, Chesapeake, VA (leased)

Monarch Bank Offices

750 Volvo Parkway, Chesapeake, VA (land leased, building owned)

1034 S. Battlefield Boulevard, Chesapeake, VA (owned)

100 Lynnhaven Parkway, Virginia Beach, VA (leased)

3701 Pacific Avenue, Suite 100, Virginia Beach, VA (leased)

4216 Virginia Beach Boulevard, Virginia Beach, VA (leased)

5225 Providence Road, Virginia Beach, VA (leased)

318 W. 21st Street, Norfolk, VA (leased)

150 Boush Street, Norfolk, Suite 100, VA (leased)

OBX Bank Offices

3708 Croatan Highway, Kitty Hawk, NC (leased)

Monarch Mortgage Offices

2809 S. Lynnhaven Road, Suite 200, Virginia Beach, VA (leased) (headquarters)

750 Volvo Parkway, Chesapeake, VA (land leased, building owned)

320 W. 21st Street, Norfolk, VA (leased)

2142 Priest Bridge Court, Suite 4, Crofton, MD (leased)

600 Jefferson Plaza, Suites 205 and 360, Rockville, MD (leased)

6321 Greenbelt Road, College Park, MD (leased)

4 Industrial Park Drive, Suite E, Waldorf, MD (leased)

Monarch Capital Offices

150 Boush Street, Suite 201, Norfolk, VA (leased)

Coastal Home Mortgage Offices

2101 Parks Avenue, Suite 101, Virginia Beach, VA (leased)

Virginia Asset Group Offices

621 Lynnhaven Parkway, Suites 250 and 251, Virginia Beach, VA (leased)

Item 3.	Legal Proceedings

There are no legal proceedings pending against the Company.

Item 4.	Submission of Matters to a Vote for Security Holders

There were no matters submitted to a vote of security holders during the three month period ending December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the NASDAQ Capital Market under the symbol MNRK. As of March 1, 2008, there were 2,052 known holders of Common Stock.

The table below presents the high and low closing sales’ prices for the Company’s common stock for the past two years. Market values are shown per share and are based on the shares outstanding, on a split adjusted basis, for 2007 and 2006.

	2007
Market Price for Common Stock	High	Low	Close
4th Quarter	$15.00	$9.25	$9.50
3rd Quarter	13.88	11.78	13.08
2nd Quarter	15.42	12.59	13.29
1st Quarter	14.84	12.67	14.20

	2006
	High	Low	Close
4th Quarter	$15.42	13.17	14.58
3rd Quarter	15.42	12.84	15.42
2nd Quarter	16.77	13.17	13.17
1st Quarter	13.93	9.93	13.67

The Company has never declared a cash dividend on its common stock. The Company is subject to certain restrictions imposed by the reserve and capital requirements of Federal and Virginia banking statutes and regulations. It is anticipated that all of the Company’s earnings in the foreseeable future will be required for use in the development of the Company’s business. The declaration and payment of cash dividends will depend on the Company’s earnings, financial condition, and other factors. Thus, there can be no assurance of when, and if, the Company will pay cash dividends on its shares. On July 15, 2003, Monarch Bank completed a combined shareholder rights offering and public offering for a total of 947,232 shares in both offerings at an adjusted price of $7.89 per share. The Company raised approximately $7.0 million in the offerings after payment of expenses. On May 31, 2005, the Company sold in a private offering 594,000 shares at $10.98 per share, which raised approximately $6.5 Million after the payment of expenses.

The Company did not repurchase any shares of its common stock during the three months ended December 31, 2007.

Market Price of the Registrant’s Common Equity and Related Stockholder Matters.

The following graph compares the Bank’s cumulative total return to its shareholders with the returns of two indexes for the five-year period ended December 31, 2007. The cumulative total return was calculated taking into consideration changes in stock price, cash dividends, stock dividends and stock splits since December 31, 2007. The indexes are the NASDAQ Index and the NASDAQ Bank Index. The NASDAQ Bank Index contains securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as Banks. They include banks providing a broad range of financial services, including retail banking, loans and money transmissions. On December 31, 2007, the index was comprised of 538 banks.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Monarch Financial Holdings, Inc.	100	128	137	167	231	150
NASDAQ Composite	100	150	163	165	181	199
NASDAQ Bank Index	100	130	144	138	153	119

Item 6.	Selected Financial Data

The following consolidated summary sets forth the Company’s selected financial data for the periods and at the dates indicated. The selected financial data have been derived from the Company’s audited financial statements for each of the five years that ended December 31, 2007, 2006, 2005, 2004 and 2003.

	Years Ended December 31,
	2007	2006	2005	2004	2003
Results of Operations:
Interest income	$30,752	$25,110	$15,527	$9,392	$7,576
Interest expense	14,487	10,861	5,507	3,232	2,788

Net interest income	16,265	14,249	10,020	6,160	4,788
Provision for loan losses	976	559	915	305	205

Net interest income after provision for loan losses	15,289	13,690	9,105	5,855	4,583
Non-interest income	8,379	3,615	3,161	2,412	1,158
Securities gains ( losses)	—	(29)	(11)	(16)	18
Non-interest expenses	18,812	11,870	9,088	7,113	5,050

Income before income taxes	4,856	5,406	3,167	1,138	709
Minority interests in subsidiary's net (income) losses	(165)	6	—	(7)	(9)
Income tax expense	1,533	1,786	1,065	374	159

Net income	3,158	3,626	2,102	757	541

Per Share Data:
Net income, basic	$0.66	$0.76	$0.48	$0.19	$0.17
Net income, diluted	0.63	0.72	0.46	0.18	0.16
Book value at period end	7.57	7.02	6.30	5.33	5.13

Balance Sheet Data:
Assets	$503,164	$407,720	$331,174	$226,858	$184,036
Loans, net of unearned income	415,177	318,028	260,581	177,141	132,630
Securities	30,959	50,029	36,399	33,041	37,906
Deposits	389,704	314,113	273,073	171,376	143,104
Borrowings	73,531	58,075	26,976	33,812	20,616
Shareholders' equity	36,548	34,009	29,796	21,103	20,112
Average shares outstanding, basic (1)	4,814,738	4,759,448	4,388,720	3,943,054	3,292,356
Average shares outstanding, diluted (1)	5,019,221	5,026,364	4,583,951	4,112,396	3,427,261

Performance Ratios:
Return on average assets	0.76%	1.05%	0.82%	0.39%	0.34%
Return on average equity	8.86%	11.38%	8.14%	3.68%	3.32%
Capital to assets	7.26%	8.34%	9.00%	9.31%	10.93%
Efficiency ratio—Monarch Financial(2)	76.33%	66.55%	69.01%	83.13%	84.29%
Efficiency ratio—Bank only	68.00%	64.50%	66.75%	84.85%	83.65%

Risk-based capital ratios:
Tier 1 capital	9.22%	12.18%	9.86%	9.92%	11.41%
Total capital	10.05%	13.07%	10.74%	10.76%	12.25%

(1)	Amounts have been adjusted to reflect all Common Stock splits and dividends as of December 31, 2007.
(2)	The efficiency ratio is a key performance indicator in the Company’s industry. The Company monitors this ratio in tandem with other key indicators for signals of potential trends that should be considered when making decisions regarding strategies related to such areas as asset liability management, business line development, and growth and expansion planning. The ratio is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income, net of any securities gains or losses. It is a measure of the relationship between operating expenses to earnings. See “Critical Accounting Policies” on page 41 for additional information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

The purpose of this discussion is to focus on important factors affecting the Company’s financial condition and results of operations. The discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes to assist in the evaluation of the Company’s 2007 performance.

ANALYSIS OF OPERATING RESULTS

NET INCOME

Monarch reported net income of $3,158,174 for the year ended December 31, 2007 compared to $3,626,458 and $2,101,831 for the years ended December 31, 2006 and 2005, respectively. For the year ended December 31, 2007, the basic and diluted earnings per share were $0.66 and $0.63, respectively. The basic and diluted earnings per share were $0.76 and $0.72 for December 31, 2006, and $0.48 and $0.46, respectively, for the year ended December 31, 2005.

Two important and commonly used measures of profitability are return on assets (net income as a percentage of average total assets) and return on shareholders’ equity (net income as a percentage of average common shareholders’ equity). The Company’s returns on average assets were 0.76%, 1.05% and 0.82% for the years ended December 31, 2007, 2006 and 2005, respectively. The returns on average shareholders’ equity were 8.86%, 11.38% and 8.14% for the same time periods.

Despite the decline in net income for 2007, the Company continued to realize record performance in several areas. Net interest income for the year increased $2,016,128, or 14.1% compared to $14,249,761 in 2006, which was an increase of $4,229,823, or 42.2% over the 2005 total of $10,019,938. Margin compression due to declining rates in the 4th quarter of 2007 partially offset the significant growth in interest earning assets during the year. This compression represents a shift in the rate environment that had existed in both 2006 and 2005 when rates were on the rise. Non-interest income grew 133.7% or $4,793,301, to $8,379,059, compared to $3,585,758 in 2006 and $3,149,902 in 2005. Mortgage income increased $3,091,274, or 150.0% to $5,151,974 over the 2006 total of $2,060,700, which was almost level with the 2005 total of $2,062,095 and was the primary contributor to non-interest income growth and is representative of the Company’s expansion of its mortgage division, Monarch Mortgage. Investment and insurance income increased $926,208 to $1,130,594, approximately 6 times the 2006 and 2005 income of $204,386 and $179,095, respectively. This growth is attributable to a full year of production activity from Virginia Asset Group, LLC a majority owned subsidiary of Monarch Investment, LLC. The sale-leaseback of our Lynnhaven banking office in Virginia Beach contributed $586,234 to pre-tax non-interest income in 2007. Continued deposit growth resulted in a 25.4% or $234,804 increase in deposit related service charges for a 2007 total of $1,159,253, compared to $924,449 in 2006 and $826,948 in 2005.

Non-interest expenses associated with Company expansion increased $6,942,813 or 58.5% for a total of $18,812,405, compared to $11,869,592 in 2006 and $9,087,911 in 2005. The majority of the increases were in salaries, benefits and occupancy expenses related to mortgage expansion. The net effect on 2007 pre-tax income was a decrease of 13.3%, or 720,681 to $4,691,483, when compared to $5,412,164 in 2006, which had increased 70.9%, or $2,245,249 over the pre-tax income of $3,166,915 in 2005.

NET INTEREST INCOME

Net interest income, the Company’s primary source of revenue, is the excess of interest income over interest expense. Net interest income is influenced by a number of factors, including the volume of interest-earning assets and interest-bearing liabilities, the mix of interest-earning assets and interest-bearing liabilities, the interest rates earned on earning assets, and the interest rates paid to obtain funding to support the assets. For analytical purposes, net interest income is adjusted to a taxable equivalent basis to recognize the income tax savings on tax-exempt assets, such as bank owned life insurance (BOLI) and municipal securities and loans. A tax rate of 34% was used in adjusting interest on BOLI, tax-exempt securities and loans to a fully taxable equivalent basis. The difference between rates earned on interest-earning assets (with an adjustment made to tax-exempt income to provide comparability with taxable income, i.e. the “FTE” adjustment) and the cost of the supporting funds is measured by the net interest margin.

Net interest income growth in 2007 is attributable to increased volume, while 2006 growth is attributable to increased volume coupled with higher rates. Declining rates in the later part of 2007 along with changes in product mix resulted in slower growth and a decline in net interest margin. The trends for 2007 are notably different from 2006 when rates climbed early in the year then stabilized, which coupled with volume resulted in stronger net interest income growth and a higher net interest margin. Net interest income increased 14.1% or $2,016,128 in 2007 to $16,265,889, when compared to $14,249,761 in 2006 which had increased 42.2% over the 2005 total of $10,019,938. The Company purchased BOLI in the amount of $6,000,000 in October 2005. The tax-exempt income from this transaction is included in earning assets, further enhancing net interest margin and spread.

The Company’s balance sheet is asset-sensitive with a majority of the Company’s earning assets set to reprice within a one year time frame, with many of the loans repricing on a daily basis based on market indexes. This presented a challenge in 2007 when the Federal Reserve decreased the target funds rate 100 basis points between September and December. Interest earning assets repriced more rapidly than interest bearing deposits which represent 88.1% of total interest bearing liabilities, creating a timing difference between declines in interest earnings and cost. Prior to 2007, the Federal Reserve had been increasing the target federal funds rate. The increase in the target federal funds rate and the related effect on the prime lending rate and U.S. Treasury security rates had a positive impact on net interest income in both 2006 and 2005. The Wall Street Journal prime rate has moved in tandem with the changes in the federal funds rate. A majority of the loan portfolio is tied to the Wall Street Journal Prime rate, with 79.0% of all loans repricing due to maturity or contractual repricing (to the prime rate or another market index) in 2007.

The Fully Tax Equivalent-adjusted net interest margin is the primary measure used in evaluating the effectiveness of the management of earning assets and the liabilities funding those assets. The yield on interest earning assets increased to 7.96% in 2007 compared to 7.72% in 2006 and 6.42% in 2005. Funding costs on interest bearing deposits and short-term borrowings were 4.53% in 2007, 4.18% in 2006, and 2.95% in 2005. The net yield on earning assets was 4.25% in 2007, 4.43% in 2006, and 4.15% in 2005. Table 1 depicts interest income on average earning assets and related yields, as well as interest expense on average interest-bearing liabilities and related rates paid for the periods indicated.

Table 2 presents the dollar amount of changes in interest income and interest expense, and distinguishes between the changes related to increases or decreases in average outstanding balances of interest-earning assets and interest-bearing liabilities (volume), and the changes related to increases or decreases in average interest rates on such assets and liabilities (rate).

Net interest income was $16,265,889 in 2007, an increase of $2,016,128 over 2006. Total interest and fees on loans increased 26.3% to $29,871,135. The increase in interest and fees on loans, the major contributor to interest income, was due to significant loan growth. Interest income from all other interest earning assets declined as funds from maturing assets were redeployed to the higher yielding loans. Interest expense on deposits increased 24.2% or $2,404,628 to $12,336,289 in 2007. The Company moved its focus to funding asset growth through certificates of deposits as competition from the stock market drew on money market account balances. In addition, growth in non-interest bearing checking accounts slowed in the area of escrow accounts due to the decline in the housing market. The Company’s 2007 interest expense on short-term borrowings increased $874,211, or 151.3% when compared to 2006.

During 2006, net interest income was $14,249,761, an increase of $4,229,823 or 42.2% compared to 2005. Total interest and fees on loans increased 61.1% to $23,651,179 and interest on investments increased 25.0% to 778,669. The increase in interest and fees on loans, the major contributor to interest income, was due to rising rates coupled with growth in rate sensitive balances. Interest expense on deposits for 2006 increased 98.5% to $9,931,661 as the Company focused on offering attractive rates for money market accounts as part of a growth funding strategy. The increase in non-interest bearing checking accounts in the deposit mix also contributed to the improved net interest margin in 2006. The Company’s 2006 interest expense on short-term borrowings increased $74,593, or 14.8% when compared to 2005. Total interest income growth significantly outpaced interest expense further benefiting net interest income. In July 2006, the Company issued trust preferred subordinated debt in the amount of $10,000,000, which is included in short-term borrowings. Interest on the trust preferred subordinated debt is calculated on a LIBOR-indexed rate, which adjusts, and is payable, quarterly.

Table 1—NET INTEREST INCOME ANALYSIS

The following is an analysis of net interest income, on a taxable equivalent basis.

	2007			2006			2005 (1)
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Loans:
Commercial	$156,567	$12,798	8.17%	$116,782	$9,336	7.99%	$76,393	$5,293	6.93%
Mortgage	139,038	11,527	8.29%	116,425	9,739	8.37%	97,842	6,693	6.84%
Consumer	70,022	5,546	7.92%	58,462	4,576	7.83%	44,452	2,699	6.07%

Total loans	365,627	29,871	8.17%	291,669	23,651	8.11%	218,687	14,685	6.72%

Securities:
Federal agencies	10,043	439	4.37%	11,404	436	3.82%	7,780	225	2.89%
Mortgage-backed	1,380	56	4.06%	4,950	252	5.09%	7,140	290	4.06%
State and municipal	—	—	0.00%	281	13	4.63%	683	30	4.39%
Other securities	2,091	76	3.63%	2,137	77	3.60%	2,147	79	3.68%

Total securities	13,514	571	4.23%	18,772	778	4.14%	17,750	624	3.52%

Restricted stock and deposits in other banks	5,524	310	5.61%	13,325	681	5.11%	5,563	219	3.94%

Bank owned life insurance	6,417	374	5.83%	6,171	365	5.91%	1,354	84	6.20%
Total interest-earning assets	391,082	31,126	7.96%	329,937	25,475	7.72%	243,354	15,612	6.42%

Less: Allowance for loan losses	(3,546)			(3,177)			(2,177)
Other non-earning assets	26,844			18,047			15,882

Total assets	$414,380			$344,807			$257,059

Liabilities and Shareholders’ Equity
Deposits:
Demand	$10,549	25	0.24%	$9,561	20	0.21%	$9,855	25	0.25%
Money market	144,964	6,363	4.39%	154,176	6,837	4.43%	69,229	2,194	3.17%
Savings	5,982	35	0.59%	7,751	49	0.63%	13,323	90	0.68%
Time	120,352	5,913	4.91%	70,217	3,026	4.31%	77,986	2,695	3.46%

Total deposits	281,847	12,336	4.38%	241,705	9,932	4.11%	170,393	5,004	2.94%
Other borrowings	37,927	2,150	5.67%	17,995	928	5.16%	16,368	503	3.07%

Total interest-bearing liabilities	319,774	14,486	4.53%	259,700	10,860	4.18%	186,761	5,507	2.95%

Demand deposits	58,104			51,685			42,958
Other liabilities	861			1,550			1,430
Shareholders’ equity	35,641			31,872			25,910

Total liabilities and Shareholders' equity	$414,380			$344,807			$257,059

Interest rate spread			3.43%			3.54%			3.47%

Net yield on earning assets			4.25%			4.43%			4.15%

Reconcilement to GAAP
Net interest income tax equivalent		16,640			14,615			10,104
Less: Taxable equivalent adjustment		127			124			27
Less: BOLI interest income		247			241			57

		$16,266			$14,250			$10,020

1.	Commercial loans were restated to exclude loans held for sale.

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

	2007 vs 2006			2006 vs 2005
	Interest Increase (Decrease)	Change Attributable to		Interest Increase (Decrease)	Change Attributable to
		Rate	Volume		Rate	Volume
Interest income
Loans:
Commercial	$3,462	$214	$3,248	$4,043	$1,201	$2,842
Mortgage	1,788	(87)	1,875	3,046	1,644	1,402
Consumer	970	55	915	1,877	898	979

Total loans	6,220	182	6,038	8,966	3,743	5,223

Securities:
U.S. Government	—	—	—	—	—	—
Federal agencies	3	58	(55)	211	86	125
Mortgage-backed	(196)	(43)	(153)	(38)	63	(101)
State and municipal	(13)	(6)	(7)	(16)	2	(18)
Other securities	(1)	1	(2)	(2)	(2)	—

Total securities	(207)	10	(217)	155	149	6

Deposits in other banks	(371)	61	(432)	430	68	362
Bank owned life insurance	6	(4)	10	185	(3)	188

Total interest income	$5,648	$249	$5,399	$9,736	$3,957	$5,779

Interest expense
Deposits:
Demand	$5	$3	$2	$(5)	$(4)	$(1)
Money market	(474)	(69)	(405)	4,643	1,140	3,503
Savings	(14)	(3)	(11)	(41)	(5)	(36)
Time	2,887	473	2,414	331	619	(288)

Total deposits	2,404	404	2,000	4,928	1,750	3,178
Other borrowings and repurchase agreements	1,221	99	1,122	426	379	47

Total interest expense	3,625	503	3,122	5,354	2,129	3,225

Net interest income	$2,023	$(254)	$2,277	$4,382	$1,828	$2,554

MARKET RISK MANAGEMENT

In 2007 as with 2006, Management spent a great deal of time focusing on the management of the balance sheet to maximize net interest income. The Company’s primary component of market risk is interest rate volatility. The Company’s primary objectives for managing interest rate volatility is to identify opportunities to maximize net interest income while ensuring adequate liquidity and carefully managing interest rate risk. The Asset/Liability Management Committee (“ALCO”), which is composed of executive officers, is responsible for:

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

Interest rate sensitivity analysis presents the amount of assets and liabilities that are estimated to reprice through specified periods if there are no changes in balance sheet mix. The interest rate sensitivity analysis in Table 3 reflects the Company’s assets and liabilities on December 31, 2007 that will either be repriced in accordance with market rates, mature or are estimated to mature early or prepay within the periods indicated (in thousands). This is a one-day position that is continually changing and is not necessarily indicative of the Company’s position at any other time. Interest-bearing demand deposits and Money Market balances are considered interest sensitive for 50% of the outstanding balances. Management believes this structure makes for a more accurate and meaningful view of the Company’s interest sensitivity position.

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

TABLE 3—INTEREST RATE SENSITIVITY ANALYSIS

	3 Months or Less	> 3 Months to 1 Year	> 1 Year to 3 Years	> 3 Years to 5 Years	> 5 Years	Total
Interest sensitive assets:
Interest bearing deposits and Federal funds sold	$1,056	$—	$—	$—	$—	$1,056
Securities	20,845	4,554	2,524	1,523	1,513	30,959
Loans	320,992	9,987	16,235	55,233	16,706	419,153
Bank Owned Life Insurance	—	—	—	—	6,544	6,544

Total interest sensitive assets	342,893	14,541	18,759	56,756	24,763	457,712

Interest sensitive liabilities:
NOW and savings deposits	8,270	—	—	—	8,269	16,539
Money market deposits	68,513	—	—	—	68,512	137,025
Time deposits	60,025	101,943	6,989	1,105	—	170,062
Other borrowings	41,781	75	20,200	10,200	1,275	73,531

Total interest sensitive liabilities	178,589	102,018	27,189	11,305	78,056	397,157

Interest sensitivity gap	$164,304	$(87,477)	$(8,430)	$45,451	$(53,293)	$60,555

Cumulative interest sensitivity gap	$164,304	$76,827	$68,397	$113,848	$60,555

Percentage cumulative gap to total interest sensitive assets	35.9%	16.8%	14.9%	24.9%	13.2%

Because of inherent limitations in interest rate sensitivity analysis, ALCO uses more sophisticated interest rate risk measurement techniques. Simulation analysis is used to subject the current repricing conditions to rising and falling interest rates in increments and decrements of 1%, 2% and 3% to determine how net interest income changes for the next twelve months. ALCO also measures the effects of changes in interest rates on MVE by discounting future cash flows of deposits and loans using new rates at which deposits and loans would be made to similar depositors and borrowers. Market value changes in the investment portfolio are estimated by discounting future cash flows and using duration analysis. Loan and investment security prepayments are estimated using current market information. Table 4 shows the estimated impact of changes in interest rates up and down 1%, 2% and 3% on net interest income and on MVE as of December 31, 2007 (in thousands).

The projected changes in net interest income and MVE to changes in interest rates at December 31, 2007, were in compliance with established policy guidelines. These projected changes in the MVE model are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

The positive gap in the interest rate sensitivity analysis indicates that the Company’s net interest income would rise if rates increase and fall if rates decline. The simulation analysis presents a more accurate picture since certain rate indices that affect liabilities do not change with the same magnitude over the same period of time as changes in the prime rate or other indices that reprice loans and investment securities. The projected changes in net interest income at December 31, 2007, were outside of compliance of established policy guidelines in the 1% and 2% scenarios but were compliant in the 3% scenarios. The Company’s asset sensitivity, noted previously, coupled with the steep decline in Wall Street Prime have resulted in mismatched funding that results in shorter-term noncompliance. Management continues to focus on compliance through the tightening of lending guidelines and the establishment of floors for certain products.

TABLE 4—CHANGE IN NET INTEREST INCOME AND MARKET VALUE OF PORTFOLIO EQUITY

Change in Interest Rates(1)	Changes in Net Interest Income (2)		Changes in Market Value of Portfolio Equity (3)
	Amount	Percent	Amount	Percent
Up 3%	$2,286	10.63%	$1,322	1.82%
Up 2%	2,444	11.36	1,314	1.81
Up 1%	1,495	6.95	1,006	1.38
Down 1%	(1,533)	(7.13)	(1,044)	(1.43)
Down 2%	(2,600)	(12.09)	(1,776)	(2.44)
Down 3%	(2,433)	(11.31)	(2,530)	(3.48)

(1)	The Bank’s simulation model makes assumptions including the slope and timing of rate increases, the rates that drive certain financial instruments, prepayment assumption, etc.
(2)	Represents the difference between estimated net interest income for the next 12 months in the current rate environment.
(3)	Represents the difference between market value of portfolio equity in the current interest rate environment.

NON-INTEREST INCOME

Non-interest income totaled $8,379,059 in 2007 compared to $3,585,758 and $3,149,902 in 2006 and 2005, respectively. This represents a 2007 increase of 133.7% or $4,793,301, over 2006 compared to a 13.8% or $435,856 increase from 2005 to 2006. The major components of non-interest income in 2007 were mortgage banking revenue, investment and insurance commissions, service charges on deposits and a gain on the sale of assets. This compares to 2006 and 2005 when the major income contributors were mortgage banking revenue, service charges on deposit accounts, earnings on bank owned life insurance and securities gains and losses.

Mortgage banking income, which represents fees from originating and selling residential mortgage loans as well as commercial mortgages, through the Company’s newly reorganized division, Monarch Mortgage and the Company’s subsidiary, Monarch Capital, LLC, more than doubled between 2007 and 2006. Mortgage banking income was $5,151,974 in 2007 compared to $2,060,700 in 2006 and $2,062,095 in 2005. The Company’s second quarter move to reorganize and expand its mortgage banking operations and to bring mortgage loan processing back in-house has resulted in a significant increase in loan volume despite the downturn in the mortgage industry. The number of loans closed in 2007 was 826 compared to 301 in 2006 and 409 in 2005. The dollar volume closed in 2007 was $196,916,302 compared to $67,299,157 and $81,455,166 in 2006 and 2005, respectively.

Investment and insurance commissions grew significantly in 2007 to $1,130,594, when compared to $204,386 in 2006 and $179,095 in 2005. This growth is the result of a full-year’s operation of Virginia Asset Group, LLC (VAG) a 51% owned subsidiary of the Company’s wholly owned subsidiary, Monarch Investments, LLC. VAG was the year’s top producer for BI Investments, LLC, the broker-dealer in which Monarch Investment, LLC has an ownership interest.

In 2007, service charges continued to grow with deposits. The fees charged in connection with the Company’s overdraft/NSF program, which allows retail clients to overdraw their accounts without the negative stigma associated with a returned check, also increased. This program was initiated in 2004 with broad customer acceptance. Service charges on deposit accounts were $1,159,253 in 2007 compared to $924,449 and $826,948 in 2006 and 2005, respectively. As noted above, the primary reason for the increase was deposit growth coupled with the Company’s overdraft/NSF program, which began in 2004. Service charge pricing on deposit accounts is typically reevaluated annually to reflect current costs and competition.

In 2007 the Company entered into a sale-leaseback agreement on its Lynnhaven banking office that resulted in a total gain of $1,406,038. In compliance with GAAP, $817,257 of that gain was deferred and will be amortized over the life of the lease. The reportable gain of $588,781 has been included in non-interest income for 2007.

There were no security gains or losses included in income for 2007. Securities losses of $29,139 in 2006 and $10,841 in 2005 were due to the sale of lower yielding investment securities. In 2006 management sold mortgage-backed securities that were lower yielding. In 2005 management sold its low yielding, tax-exempt municipal securities.

Other income totaled $351,004 in 2007, $425,362 in 2006 and $92,605 in 2005. The Company purchased $6,000,000 in bank owned life insurance in October 2005 that resulted in income and commissions of $246,513 in 2007, $240,603 in 2006 and $184,914 in 2005. Additionally, in 2006 other income included a one time gain from early repayment on a Federal Home Loan Bank borrowing in the amount of $138,000.

NON-INTEREST EXPENSE

Non-interest expense for 2007 was $18,812,405, compared to $11,869,592 and $9,087,911 for 2006 and 2005, respectively. Non-interest expense includes salaries, health insurance and other employee benefits, occupancy and equipment expense, loan origination expenses, data processing expenses, Virginia state franchise taxes and other expenses.

In all periods presented, the majority of the increase in expense growth was due to increased staffing and higher benefits costs. Total salaries and benefits expense for 2007 was $12,483,022, or 77.9% higher than the 2006 total of $7,018,828. Salaries and benefits for 2006 increased 32.1% or $1,704,741 over $5,314,087 in 2005. In 2007, expansion in mortgage operations as-well-as increases related to two additional banking offices, additional lenders and support staffing has more than doubled the number of Company employees. Continued organic growth, in the form of additional banking office staffing, commercial lenders and operational support staff has been the source of salaries and benefits increases in all years presented. In addition, higher production related incentives, and higher health insurance costs and other benefits such as social security taxes, Medicare taxes, and 401k contribution expenses have contributed to the increase.

Occupancy plus furniture and fixture expense increased 41.2% or $638,947 in 2007 for a total of $2,188,833 compared to the 2006 total of $1,549,886. 2006 occupancy plus furniture and fixture expense increased 45.6% or $485,702, over the 2005 total of $1,064,184. In 2007, the Company opened a banking office in Virginia Beach, opened a banking office in Kitty Hawk, NC, and added six mortgage offices, two in Virginia Beach and four in Maryland. In 2006, the Company added an office in Norfolk, an operations center and relocated its Chesapeake mortgage headquarters. In addition, the Company had a full year of expense in 2007 and 2006 for the offices added during 2006 and 2005, respectively.

Loan origination expenses increased to $725,655 or 63.6% in 2007, compared to $443,635 in 2006. The 2006 increase was 13.9% over 2005 expenses of $389,557. These expenses relate to both mortgage operations and bank related lending activities. Loan origination expenses increase with growth in loan volume. In 2007 a larger portion of the increase can be tied to the substantial growth in the number of loans originated by the Company’s mortgage division.

Data processing increased 11.8% to $628,839 in 2007 compared to $562,684 in 2006, which was 17.0% higher than the 2005 expense of $481,023. Many of the Company’s data processing costs are based on the number of accounts serviced and the volume of transactions processed by its service providers. These costs rose as the number of deposit accounts and loans increased.

Advertising expense decreased in 2007 with the hiring of an in-house marketing person, which moved some marketing expense to salaries and benefits. 2006 advertising expense increased over 2005 as the Company focused on a branding marketing campaign. Virginia Franchise Tax, which is based on a bank’s capital, decreased in 2007 due to how this expense is accrued. Higher taxes in 2006 were related to increases in capital with the issuance of trust preferred subordinated debt and in 2005 due to the sale of additional equity capital.

Management continues to focus on controlling overhead expenses in relation to income growth. The efficiency ratio, a productivity measure used to determine how well non-interest expense is managed, was 76.33% in 2007, compared to 66.55%, in 2006, and 69.01% in 2005. The “Bank only” efficiency ratio was 68.00% in 2007, compared to 64.50% in 2006, and 66.75% in 2005. A lower efficiency ratio indicates more favorable expense efficiency. The efficiency ratio is calculated by dividing non-interest expense by the sum of taxable equivalent net interest income and non-interest income.

INCOME TAXES

The Company recognized federal income tax expense of $1,533,309 resulting in an effective tax rate of 32.7%. During 2006, the Company recognized federal income tax expense of $1,785,706 resulting in an effective tax rate of 33.0% and in 2005, the Company recognized federal income tax expense of $1,065,084 resulting in an effective tax rate of 33.6%. The major difference between the statutory rate and the effective rate results from income that is not taxable for Federal income tax purposes. The primary non-taxable income is that of state and municipal securities or loans and Bank Owned Life Insurance.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

GENERAL

The Company’s total assets at year-end 2007 were $503.1 million, an increase of $95.4 million from $407.7 million at year-end 2006. Net loans outstanding at year-end 2007 were $415.1 million, an increase of $97.1 million from $318.0 million at year-end 2006. The primary source of asset growth in 2007 has been in the loan portfolio and loans held for sale, which are loans originated for the secondary market by Monarch Mortgage, which have closed but not yet been sold to the investor.

Total liabilities grew 24.9% to $466.6 million at December 31, 2007, when compared to $373.7 million at December 31, 2006. Total deposits increased $75.6 million or 24.1% during 2007. Total deposits were $389.7 million and $314.1 million at December 31, 2007 and 2006, respectively. Other borrowings increased $15.5 million to help support asset growth. Total stockholders’ equity was $36.5 million at December 31, 2007, compared to $34.0 million at December 31, 2006.

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

TABLE 5—SECURITIES PORTFOLIO

	As of December 31,
	2007	2006	2005
Securities available-for-sale, at fair value:
U.S. government agency obligations	$5,819	$6,642	$5,830
Mortgage-backed securities	1,034	2,799	5,885
Collateralized mortgage obligations	—	—	—
Corporate debt securities	2,021	2,014	2,042
Taxable municipal securities	—	—	553
Tax-exempt municipal securities	—	—	—
Overnight mutual funds	—	—	—

	$8,874	$11,455	$14,310

Securities held-to-maturity, at cost:
U.S. government agency obligations	$22,085	$38,574	$22,089

Total Securities Portfolio	$30,959	$50,029	$36,399

The following table sets forth the estimated maturities of securities, based on current performance. Contractual maturities may be different.

TABLE 6—ESTIMATED MATURITIES OF SECURITIES HELD AS OF DECEMBER 31, 2007

	1 Year or Less	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
	(Dollars In thousands)
US Agency Securities:
Amortized cost	$24,394	$3,483	$—	$—	$27,877
Fair value	$24,377	$3,531	—	—	$27,908
Weighted average yield	4.17%	4.94%	—	—	4.26%
Mortgage Backed Securities and Collateralized Mortgage Obligations:
Amortized cost	$—	$—	$588	$454	$1,042
Fair value	$—	$—	$586	$448	$1,034
Weighted average yield	—	—	4.24%	4.42%	4.32%
Other Securities:
Amortized cost	$1,024	$543	$500	$—	$2,067
Fair value	$1,010	$532	$479	$—	$2,021
Weighted average yield	2.99%	4.30%	4.15%	—	3.61%
Total Securities:
Amortized cost	$25,418	$4,026	$1,088	$454	$30,986
Fair value	$25,387	$4,063	$1,065	$448	$30,963
Weighted average yield	4.12%	4.85%	4.20%	4.42%	4.22%

At year-end 2007, total investment securities were $31.0 million, compared to $50.0 million at year-end 2006. Excluding securities of U.S. agencies, neither the aggregate book value nor the aggregate market value of the securities of any issuer exceeded ten percent of the stockholders’ equity of the Company. Additional information on the Company’s investment securities portfolio is in Note 2 to Monarch’s Financial Statements (included as an exhibit in this Form 10-K).

As of December 31, 2007, there was a net unrealized loss of $27,104 related to the available-for-sale investment portfolio compared to $170,734 at year-end 2006. The market value of securities held-to-maturity at December 31, 2007 was $4,321 over the book value and $18,706 under the book value in 2006. Note 2 of the consolidated financial statements provides details of the amortized cost, unrealized gains and losses, and estimated fair value of each category of the investment portfolio as of December 31, 2007 and 2006.

LOAN PORTFOLIO

The Company’s lending activities are its principal source of income. Loans, net of unearned income, increased $97,890,257 or 30.5% during 2007. Loans held for sale are loans originated for the secondary market by Monarch Mortgage that have closed but not funded increased $18,186,168 to $18,792,568 on December 31, 2007 compared to $606,400 on December 31, 2006. This notable increase was due to the restructuring of the Company’s mortgage division, Monarch Mortgage, which has resulted in a significant increase in both the number and dollar amount of loans originated monthly. The discussion below excludes loans held for sale.

The primary increases in types of loans in 2007 were in commercial, home equity loans, and construction and land development loans. Loans secured by real estate comprise 67.4% of the total loan portfolio as of December 31, 2007, compared to 70.6% as of December 31, 2006, and include a diverse portfolio. Real Estate Construction and Development loans comprise 17.4% of the loan portfolio as of December 31, 2007 and 17.2% one year prior. Commercial Real Estate loans comprise 13.0% of total loans outstanding at year-end 2007, compared to 15.8% at year-end 2006, respectively. Traditional commercial loans, which include loans secured by other forms of collateral as well as some unsecured debt, comprised 31.8% of total loans as of December 31, 2007, and 28.4% as of December 31, 2006. The Company’s consumer portfolio, excluding home equity lines of credit and loans included above, comprised 0.9% of total loans as of December 31, 2007, and 1.1% as of December 31, 2006.

Management considers the overall loan portfolio diversified as it consists of 34.9% in residential real estate loans including home equity loans, 32.5% in other real estate secured loans including commercial real estate, multi-family, farmland and construction and land development loans, 31.8% in commercial, industrial and agricultural loans, and 0.9% in consumer loans as of December 31, 2006, as detailed in Table 7 (in thousands) classified by type.

Interest income on consumer, commercial, and real estate mortgage loans was computed on the principal balance outstanding. Most variable rate loans carry an interest rate tied to the Wall Street Journal Prime Rate, as published in the Wall Street Journal. Note 3 to Monarch’s Financial Statements (included as an exhibit in this Form 10-K) provides a schedule of loans by type and other information. The Company does not participate in highly leveraged lending transactions, as defined by the regulators and there are no loans of this nature recorded in the loan portfolio. The Company has no foreign loans in its portfolio. At December 31, 2007, the Company had loan concentrations (loans to borrowers engaged in similar activities) which exceeded 10% of total loans in two areas. These areas of concentration are to borrowers who are principally engaged in the acquisition, development and construction of 1-4 single family homes and developments and to residential home owners with equity lines.

TABLE 7—LOANS

	2007	2006	2005	2004	2003
Real estate loans:
Construction and land development	$72,858	$55,121	$58,765	$31,941	$25,617
Secured by 1-4 family residential properties	146,189	116,419	76,344	52,556	31,466
Secured by multi-family (5 or more) residential properties	8,766	4,234	3,017	1,778	1,811
Secured by nonfarm, nonresidential properties	54,581	50,915	30,622	36,158	43,489
Commercial and industrial loans	133,120	91,152	89,412	51,729	29,164
Consumer loans	3,567	3,349	5,025	4,756	2,558
Deposit overdrafts	72	73	81	27	25

Loans—net of unearned income	$419,153	$321,263	$263,266	$178,945	$134,130

TABLE 8—LOAN MATURITIES

	At December 31, 2007
	Due within one year		Due after one year but within five years		Due after five years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Loans:
Construction and land development	$58,566	7.58%	$14,221	7.57%	$71	7.50%	$72,858	7.58%
Secured by 1-4 family residential properties	56,094	7.60%	26,359	7.48%	63,736	7.23%	146,189	7.42%
Secured by multi-family (5 or more) residential properties	3,847	7.80%	4,919	7.77%	—	0.00%	8,766	7.78%
Secured by nonfarm, nonresidential properties	25,185	7.47%	21,902	7.41%	7,494	7.06%	54,581	7.39%
Commercial and industrial	59,056	7.47%	60,887	7.52%	13,177	7.49%	133,120	7.49%
Consumer loans	1,521	8.11%	1,551	11.14%	495	8.10%	3,567	9.43%
Deposit overdrafts / lines	32	8.15%	14	16.50%	26	20.28%	72	14.50%

Total	$204,301	7.55%	$129,853	7.55%	$84,999	7.26%	$419,153	7.49%

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

The economy of the Company’s trade area is well diversified. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those factors include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The sum of these elements is management’s recommended level for the allowance. The unallocated portion of the allowance is based on loss factors that cannot be associated with specific loans or loan categories. These factors include management’s subjective evaluation of such conditions as credit quality trends, collateral values, portfolio concentrations, specific industry conditions in the regional economy, regulatory examination results, external audit and loan review findings, recent loss experiences in particular portfolio segments, etc. The unallocated portion of the allowance for losses reflects management’s attempt to ensure that the overall reserve appropriately reflects a margin for the imprecision necessarily inherent in estimates of credit losses.

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

In 2007, the Company accrued $976,478 in provision for loan losses compared to $559,344 in 2006. The provision for loan losses in 2007 was considered adequate when considering loan portfolio growth, changes in the mix of loans, the level of charged-off loans, and the status of general market conditions.

Loans charged off during 2007 amounted to $237,689 compared to $13,394 in 2006. Recoveries totaled $2,211 and $4,050 in 2007 and 2006, respectively. The charged-off loans in 2007 brought the Company’s total number of loans charged-off to 12 since the Company opened for business in 1999. The ratio of net charge-offs to average outstanding loans was 0.06% in 2007 compared to 0.00% in 2006. Table 9 presents the Company’s loan loss and recovery experience (in thousands) for the past five years.

The allowance for loan losses totaled $3,976,000 at December 31, 2007, an increase of 22.9% over December 31, 2006. The ratio of the allowance to loans, less unearned income, was 0.95% at December 31, 2007 and 1.01% at December 31, 2006. The allowance to loans ratio is supported by the level of non-performing loans, the seasoning of the loan portfolio, and the growing experience of the lending staff in the market. Management believes that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in the Company’s loan portfolio at December 31, 2007. See Note 4 to Monarch’s Financial Statements (included as an exhibit in this Form 10-K) for more information concerning the Company’s loan loss and recovery experience.

TABLE 9—LOAN LOSS ALLOWANCE AND LOSS EXPERIENCE (in thousands)

	2007	2006	2005	2004	2003
Balance at beginning of period	$3,235	$2,685	$1,804	$1,500	$1,295

Charge-offs:
Commercial loans	(217)	—	(32)	—	—
Real estate loans	(20)	—	—	—	—
Consumer loans	—	(13)	(2)	(1)	—

	(237)	(13)	(34)	(1)	—

Recoveries:
Commercial loans	2	—	—	—	—
Real estate loans	—	—	—	—	—
Consumer loans	—	4	—	—	—

	2	4	—	—	—

Net charge-offs	(235)	(9)	(34)	(1)	—
Provision for loan losses	976	559	915	305	205

Balance at end of period	$3,976	$3,235	$2,685	$1,804	$1,500

Percent of net charge-offs to average net loans outstanding during the period	0.06%	0.00%	0.01%	0.00%	0.00%

ASSET QUALITY AND NON-PERFORMING LOANS

The Company identifies specific credit exposures through its periodic analysis of the loan portfolio and monitors general exposures from economic trends, market values and other external factors. The Company maintains an allowance for loan losses, which is available to absorb losses inherent in the loan portfolio. The allowance is increased by the provision for losses and by recoveries from losses. Charged-off loan balances are subtracted from the allowance. The adequacy of the allowance for loan losses is determined on a quarterly basis. Various factors as defined in the previous section “Allowance and Provision for Loan Losses” are considered in determining the adequacy of the allowance. Loans are generally placed on non-accrual status after they are past due for 90 days.

Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings are detailed in Table 10. Total non-performing loans as a percentage of net loans were 0.10% and 0.03% at December 31, 2007 and December 31, 2006, respectively. Total non-performing loans are considered extremely low based on industry averages and the strong loan growth rates experienced by the Company. There was one loan on accrual status and past due 90 days or more at December 31, 2007 and no loans in 2006. There were three loans in non-accrual status at December 31, 2007 totaling $81,751 and one loan in non-accrual status totaling $99,931 in 2006. Loans considered past due 90 days or more and still accruing interest were $332,520 and $0 at December 31, 2007 and 2006, respectively. There were no loans classified as troubled debt restructurings on December 31, 2007 or 2006.

As of December 31, 2007 and December 31, 2006, there were no loans considered impaired according to Financial Accounting Statement No. 114 “Accounting by Creditors for Impairment of a Loan” and later amended by Financial Accounting Statement No. 118 “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures”. A loan is considered impaired if it is probable that the lender will be unable to collect all amounts due under the contractual terms of the loan agreement. There was no other real estate held due to loan foreclosure on December 31, 2007 or December 31, 2006, or other classified assets.

TABLE 10—NONPERFORMING LOANS

Amounts are in thousands, except ratios.

	2007	2006	2005	2004	2003
Nonaccruing loans:
Real Estate	$—	$—	$—	$—	$—
Commercial	82	99	—	—	—
Agricultural	—	—	—	—	—
Consumer	—	—	—	—	—

Total nonaccruing loans	82	99	—	—	—

Restructured loans:
Total restructured loans	—	—	—	—	—

Loans past due 90 days and accruing interest:
Real Estate	—	—	—	—	—
Commercial	333	—	—	—	—
Agricultural	—	—	—	—	—
Consumer	—	—	—	—	—

Total past due loans	333	—	—	—	—

Total nonperforming loans	$415	$99	$—	$—	$—

Asset Quality Ratios:
Allowance for loan losses to year-end net loans	0.95%	1.01%	1.02%	1.01%	1.12%
Nonperforming loans to year-end net loans	0.10%	0.03%	0.00%	0.00%	0.00%
Allowance for loan losses to nonperforming loans	958.07%	3267.68%	na	na	na

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

Table 11 presents the average balances of deposits and the average rates paid on those deposits for the past two years (in thousands). Prior to 2007 expansion of the Company’s earning assets was based largely on the growth of deposits from individuals and small and medium size businesses. With the change in economic conditions, competition for such deposits coupled with significant asset growth has made it necessary for management to seek the alternative funding source of brokered certificates of deposits. Although purchased in large denomination bundles, the source of these deposits is in denominations of $100,000 or less, providing a balance of stability and flexibility to management.

The mix of the deposit base (time deposits versus demand, money market and savings) is constantly changing due to the Company’s needs and market conditions. During 2007 the market for money market accounts and demand deposits slowed resulting in only a $6,419,000 increase in average outstanding demand deposits and a $9,212,000 decrease in average outstanding money market account balances. Average balances in time deposits increased $50,135,000, interest bearing demand deposits increased $988,000 and savings declined $1,769,000. Changes in the stock market provided stiff competition for money market accounts which hampered growth. The Company opted to seek a greater number of out-of-market brokered products which allowed for more flexibility in pricing and timing of maturities in addition to offering more competitively priced for short-term certificates of deposits. Certificates of deposit of $100,000 or more are detailed in Table 12. More information on deposits is contained in Note 6 to Monarch’s Financial Statements (included as an exhibit in this Form 10-K).

TABLE 11—DEPOSITS

	2007		2006
	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits—non-interest bearing	$58,104	—%	$51,685	—%
Demand deposits—interest bearing	10,549	0.24%	9,561	0.21%
Money market	144,964	4.39%	154,176	4.43%
Savings	5,982	0.59%	7,751	0.63%
Time	120,352	4.91%	70,217	4.31%

	$339,951	4.38%	$293,390	4.11%

TABLE 12—CERTIFICATES OF DEPOSITS

Certificates of deposit as of December 31, 2007 and 2006 in amounts of $100,000 or more were classified by maturity as follows (in thousands):

	2007	2006
3 months or less	$44,076	$14,163
Over 3 through 6 months	73,428	23,636
Over 6 through 12 months	7,714	15,270
Over 12 months	4,591	4,685

	$129,809	$57,754

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

Cash, cash equivalents and federal funds sold totaled $9.5 million as of December 31, 2007, down $9.5 million from the year ended December 31, 2006. At December 31, 2007, cash, securities classified as available for sale and federal funds sold were $18.3 million or 4.0% of total earning assets, compared to $30.4 million or 7.8% of total earning assets at December 31, 2006.

Additional sources of liquidity available to the Company include the capacity to borrow additional funds through several established arrangements. Further information on Borrowings is contained in Note 7 to Monarch’s Financial Statements (included as an exhibit in this Form 10-K).

In the course of operations, due to fluctuations in loan and deposit levels, the Company occasionally finds it necessary to purchase federal funds on a short-term basis. The Company maintains unsecured federal funds line arrangements with four other banks, whereby it may purchase funds totaling $15,000,000. These lines mature and reprice daily. At both December 31, 2007 and 2006, the Company had no fed funds purchased.

The Company also has access to the Federal Reserve Bank of Richmond’s discount window should a liquidity crisis occur. The Company has not used this facility in the past and considers it a backup source of funds.

The Company is a member of the Federal Home Loan Bank of Atlanta (“FHLB”) and as such, may borrow funds under a line of credit based on criteria established by the FHLB. This line of credit would allow the Company to borrow up to 40% of assets, or approximately $201,265,500, if collateralized, as of December 31, 2007. The Company currently pledges loans and investment securities to secure this line. Blanket liens pledged on certain designated loan portfolios amounted to $77.8 million at December 31, 2007 and $76.2 million at December 31, 2006. Additionally, investment securities with carrying values of $1.0 million at December 31, 2007 and $2.7 million at December 31, 2006 were pledged to secure any borrowings. Based on pledged collateral the Company had a line of $78.8 million at December 31, 2007. This line was reduced by $5.0 million, which has been pledged as collateral for public deposits. Should the Company ever desire to increase the line of credit beyond the 40% limit, the FHLB would allow borrowings of up to 50% of total assets once the Company meets specific eligibility criteria.

The Company had $63,531,200 of FHLB borrowings outstanding on December 31, 2007 and $48,075,117 outstanding as of December 31, 2006. The Company had $41,756,000 in daily rate borrowings which reprice daily and $6,875,117 in three fixed-term advance contracts outstanding on December 31, 2007:

•	The first advance, which was used to match-fund several amortizing longer-term fixed-rate loans, matures on September 28, 2015 and bears interest of 4.96% at December 31, 2007.

•

The second advance matures on November 16, 2009, bears a fixed interest rate of 4.04% and has a one-time conversion feature that allows the company the option of a one-time conversion to a variable rate instrument on November 17, 2008.

•

The third advance matures on November 15, 2010, bears a fixed interest rate of 3.97% and has a one-time conversion feature that allows the company the option of a one-time conversion to a variable rate instrument on May 15, 2009.

On December 30, 2007, the Company purchased a FHLB discount notes totaling $20,000,000, which matured on January 3, 2008. The Company borrowed $20,000,000 from the FHLB to fund this transaction. This transaction is designed to reduce Virginia Bank Capital taxes by increasing the Company’s total investment in qualified US government agency securities at the end of each quarter to increase its investment securities that are not subject to taxation by the Commonwealth of Virginia. The Company is not subject to state income tax but is subject to Virginia Franchise Tax, which is calculated on its capital level, less certain deductions. One deduction is the average balances of bonds that are not subject to taxation by the Commonwealth of Virginia, primarily FHLB bonds. The Company has found that it can save more in taxes than it pays in net interest expense. Before the end of each calendar quarter, the Company purchases FHLB discount notes that mature soon after the quarter-end. The proceeds from the maturity of the discount note are used to repay any borrowings. The Company only enters into this type of agreement near the end of the quarter since that is the period used in the franchise tax calculation. This borrowing makes the Company appear to be borrowing a higher level of funding than what is needed for normal operations.

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

On July 5, 2006, the Company issued Trust Preferred Subordinated Notes in the amount of $10,000,000 through a private transaction. These notes, which are non-dilutive to common stock, may be included in Tier I capital for regulatory capital determination purposes. The notes have a LIBOR-indexed rate which adjusts, and is payable, quarterly. The interest rate at December 31, 2006 was 6.831%. The notes may be redeemed at par beginning on September 30, 2011. This capital was used for general corporate purposes in supporting Company growth.

On April 11, 2005, the Company announced an offering of a minimum of 414,900 shares and a maximum of 742,500 shares of common stock at a pre-established price of $8.78 per share. The offering ran until May 31, 2005 with the full 742,500 shares sold. The number of shares issued and outstanding increased to 4,714,098 from 3,971,598 with the completion of this offering. This capital was used for general corporate purposes to support the continued growth of the Company.

The Federal Reserve, the Comptroller of the Currency and the Federal Deposit Insurance Bank have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. At December 31, 2006, the required minimum ratio of qualifying total capital to risk-weighted assets was 8%, of which 4% must be tier-one capital. Tier-1 capital includes stockholders’ equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. At December 31, 2007, Monarch’s total risk-based capital ratio was 10.05%, which is well above the regulatory minimum of 8%. Further information on capital adequacy for the Company may be found in Note 13 of Monarch’s Financial Statements (included as an exhibit in this Form 10-K).

All share and per share amounts are retroactively adjusted to reflect the stock dividend and splits.

OFF-BALANCE SHEET TRANSACTIONS

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions recognized as of December 31, 2007 were a line of credit to secure public funds and commitments to extent credit and standby letters of credit only. The Company does not have any off-balance sheet subsidiaries or special purpose entities.

The line of credit to secure public funds was from the Federal Home Loan Bank. This line was for $5,000,000 at December 31, 2007 and 2006.

Commitments to extend credit and unfunded commitments under existing lines of credit amounted to $242.2 million at December 31, 2007 and $159.8 million at December 31, 2006, which represent legally binding agreements to lend to clients with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a client to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At December 31, 2007 and December 31, 2006, the Company had $6.6 million and $4.7 million respectively, in outstanding standby letters of credit. The Company does not have any off-balance sheet subsidiaries or special purpose entities. There were no commitments to purchase securities at December 31, 2007 or December 31, 2006.

The Company and its subsidiaries have eighteen non-cancellable leases for premises. Further information on lease commitments is contained in Note 4 to Monarch’s Financial Statements (included as an exhibit in this Form 10-K).

RECENT ACCOUNTING AND REGULATORY PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This statement amends Statements No. 133 and 140 by: permitting fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation; clarifying which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; establishing a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifying that concentrations of credit risk in the form of subordination are not embedded derivatives; and amending Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The statement was effective for fiscal years beginning after September 15, 2006. The adoption of this standard did not have a material impact on financial condition, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement amends Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. It requires an entity to recognize a servicing asset or servicing liability each time an obligation is undertaken to service a financial asset by entering into a servicing contract in certain situations, and requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable. The statement permits the choice between the “amortization method” and the “fair value measurement method” for the subsequent measurement of the servicing assets or liabilities, and allows for a one-time reclassification of available-for-sale securities to trading securities at initial adoption. The statement also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position, and additional disclosures for all separately recognized servicing assets and servicing liabilities. The statement was effective for fiscal years beginning after September 30, 2006. The adoption of this standard did not have a material impact on financial condition, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109,” which provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, and disclosure. FIN 48 prescribes that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is more likely than not (greater than 50 percent) realized upon ultimate settlement. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 was effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material impact on financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, SFAS No. 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of this Statement to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value and also establishes fair presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard did not have a material impact on financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141(R), Business Combinations, which replaces SFAS 141, Business Combinations. This Statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree as well as the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 141(R) on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment to ARB No. 51, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes expanded disclosure requirements that clearly identify and distinguish between the interest of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years beginning a December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on the Company’s consolidated financial position and results of operations.

CRITICAL ACCOUNTING POLICIES

There were no changes to the Company’s critical accounting policies in 2007. Critical accounting policies are those applications of accounting principles or practices that require considerable judgment, estimation, or sensitivity analysis by management. In the financial service industry, examples, though not an all inclusive list, of disclosures that may fall within this definition are the determination of the adequacy of the allowance for loan losses, valuation of mortgage servicing rights, valuation of derivatives or securities without a readily determinable market value, and the valuation of the fair value of intangibles and goodwill. Except for the determination of the adequacy of the allowance for loan losses, the Company does not believe there are other practices or policies that require significant sensitivity analysis, judgments, or estimations.

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

The Company’s critical accounting policies are listed below. A summary of the Company’s significant accounting policies is set forth in Note 2 to the Consolidated Financial Statements in the Company’s 2007 Annual Report on Form 10-K.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet. The simulation model is prepared and updated four times during each year. This sensitivity analysis is compared to the ALCO Committee policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 300, 200 and 100 basis point (bp) upward or downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the range of the Company’s net interest income sensitivity analysis and Market Value of Portfolio Equity Sensitivity as of December 31, 2007. All of the Market Value of Portfolio Equity Sensitivity results met the approved policy limits of the Asset Liability Management Policy. The 100 and 200 basis point shifts in the net interest income sensitivity results were outside the approved limits. These results are due to the short-term mismatching of maturities between assets and liabilities due to the steep decline in rates as they relate to the Company’s asset sensitive portfolio. Management continues to focus its efforts on complying with approved limits.

Change in Net Interest Income and Market Value of Portfolio Equity

Change in Interest Rates(1)	Changes in Net Interest Income (2)		Changes in Market Value of Portfolio Equity (3)
	Amount	Percent	Amount	Percent
Up 3%	$2,286	10.63%	$1,322	1.82%
Up 2%	2,444	11.36	1,314	1.81
Up 1%	1,495	6.95	1,006	1.38
Down 1%	(1,533)	(7.13)	(1,044)	(1.43)
Down 2%	(2,600)	(12.09)	(1,776)	(2.44)
Down 3%	(2,433)	(11.31)	(2,530)	(3.48)

(1)	The Bank’s simulation model makes assumptions including the slope and timing of rate increases, the rates that drive certain financial instruments, prepayment assumption, etc.
(2)	Represents the difference between estimated net interest income for the next 12 months in the current rate environment.
(3)	Represents the difference between market value of portfolio equity in the current interest rate environment.

At the end of 2007, the Company’s interest rate risk model indicated that in a rising rate environment of 200 basis points over a 12 month period net interest income could increase by 11.36% on average. For the same time period the interest rate risk model indicated that in a declining rate environment of 200 basis points over a 12 month period net interest income could decrease by 12.09% on average. While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced with little risk to rising rates in the future.

In 2007 the Company’s balance sheet grew by $95 million. Deposit inflows, primarily in the form of short-term certificates of deposits, along with Federal Home Loan structured debt have provided the funding for the growth in the loan portfolio. Overall, the Company continues to have moderate interest rate risks to both falling and rising interest rates. Based upon final 2007 simulation, the Company could expect an average positive impact to net interest income of $2,444,000 over the next 12 months if rates rise 200 basis points. If rates were to decline 200 basis points, the Company could expect an average negative impact to net interest income of $2,600,000 over the next 12 months.

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

Additional information called for by this item is contained in Monarch’s Annual Report to Shareholders for the year ended December 31, 2007, and is incorporated herein by reference.

Item 9A.	Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) as of December 31, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There are no significant changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

MANAGEMENTS REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management regularly monitors its internal control over financial reporting and takes appropriate action to correct any deficiencies that may be identified.

Management assessed the Company’s internal controls over financial reporting as of December 31, 2007. This assessment was based on criteria established in Internal Controls – Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, internal control effectiveness may vary over time.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ William F. Rountree, Jr.
William F. Rountree, Jr.
President and Chief Executive Officer

/s/ Brad E. Schwartz
Brad E. Schwartz
Executive Vice President and Chief Operating and Financial Officer

March 19, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Monarch Financial Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Monarch Financial Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. Monarch Financial Holdings, Inc. and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monarch Financial Holdings, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/  Goodman & Company, LLP

Norfolk, Virginia

March 17, 2008

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS:
Cash and due from banks	$8,409,011	$9,504,743
Interest bearing bank balances	992,539	7,963,785
Federal funds sold	63,000	1,497,814

Total cash and cash equivalents	9,464,550	18,966,342
Investment securities held-to-maturity, at cost	22,084,559	38,573,804
Investment securities available-for-sale, at fair value	8,873,740	11,454,863
Loans held for sale	18,792,568	606,400
Loans, net of unearned income	419,153,283	321,263,026
Less: allowance for loan losses	(3,976,000)	(3,235,000)

Loans, net	415,177,283	318,028,026
Property and equipment, net	9,719,217	6,684,765
Restricted equity securities	4,847,600	3,750,600
Bank owned life insurance	6,543,665	6,297,151
Intangible assets	1,950,599	—
Other assets	5,709,990	3,357,624

Total assets	$503,163,771	$407,719,575

LIABILITIES:
Deposits:
Noninterest-bearing deposits	$66,078,161	$62,685,326
Interest-bearing deposits	323,626,118	251,428,149

Total deposits	389,704,279	314,113,475

Borrowings:
Federal funds purchased	—	—
Trust preferred subordinated debt	10,000,000	10,000,000
Federal Home Loan Bank advances	63,531,200	48,075,117

Total borrowings	73,531,200	58,075,117
Other liabilities	3,322,094	1,494,853

Total liabilities	466,557,573	373,683,445

Minority interest in subsidiary	57,702	27,619

STOCKHOLDERS’ EQUITY:
Preferred stock, $5 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $5 par value, 20,000,000 shares authorized, issued and outstanding 4,827,505 and 4,845,917 shares, respectively	24,137,525	24,229,585
Additional paid-in capital	5,008,121	5,627,218
Retained earnings	7,419,711	4,261,537
Accumulated other comprehensive loss	(16,861)	(109,829)

Total stockholders’ equity	36,548,496	34,008,511

Total liabilities and stockholders’ equity	$503,163,771	$407,719,575

The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
Interest income:
Interest and fees on loans	$29,871,135	$23,651,179	$14,684,743
Interest on investment securities
Taxable	571,318	778,669	621,076
Nontaxable	—	—	1,765
Interest on federal funds sold	27,747	209,189	50,214
Dividends on equity securities	184,879	118,331	83,362
Interest on other bank accounts	97,435	353,079	85,846

Total interest income	30,752,514	25,110,447	15,527,006

Interest expense:
Interest on deposits	12,336,289	9,931,661	5,003,867
Interest on trust preferred subordinated debt	698,331	351,231	—
Interest on borrowings	1,452,005	577,794	503,201

Total interest expense	14,486,625	10,860,686	5,507,068

Net interest income	16,265,889	14,249,761	10,019,938
Provision for loan losses	976,478	559,344	915,014

Net interest income after provision for loan losses	15,289,411	13,690,417	9,104,924

Non-interest income:
Mortgage banking income	5,151,974	2,060,700	2,062,095
Investment and insurance commissions	1,130,594	204,386	179,095
Service charges and fees	1,159,253	924,449	826,948
Loss on sale of investment securities	—	(29,139)	(10,841)
Gain on sale of assets	586,234	—	—
Other	351,004	425,362	92,605

Total noninterest income	8,379,059	3,585,758	3,149,902

Non-interest expenses:
Salaries and employee benefits	12,483,022	7,018,828	5,314,087
Occupancy expenses	1,386,630	1,016,671	662,960
Furniture and equipment expenses	802,203	533,215	401,224
Data processing services	628,839	562,684	481,023
Loan origination expenses	725,655	443,635	389,557
Virginia Franchise Tax	268,495	322,041	208,667
Advertising and marketing expenses	297,877	323,212	234,802
Other	2,219,684	1,649,306	1,395,591

Total noninterest expenses	18,812,405	11,869,592	9,087,911

Income before income taxes and minority interests	4,856,065	5,406,583	3,166,915
Minority interest in subsidiary’s net (income) loss	(164,582)	5,581	—

Net income before income taxes	4,691,483	5,412,164	3,166,915
Income tax expense	(1,533,309)	(1,785,706)	(1,065,084)

Net income	$3,158,174	$3,626,458	$2,101,831

Basic net income per share	$0.66	$0.76	$0.48
Diluted net income per share	$0.63	$0.72	$0.46

The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance—December 31, 2004	3,958,471	$19,792,355	$674,091	$784,340	$(147,565)	$21,103,221
Net income for year ended December 31, 2005				2,101,831		2,101,831
Unrealized loss on securities available-for-sale, net of reclassification adjustment and income taxes					(48,228)	(48,228)

Total comprehensive income						2,053,603

Proceeds form stock offering, net of issuance cost	742,500	3,712,500	2,793,053			6,505,553
Stock dividend distribution			2,242,916	(2,251,092)		(8,176)
Stock options exercised, including tax benefit from exercise of options	22,777	113,885	28,137			142,022

Balance—December 31, 2005	4,723,748	23,618,740	5,738,197	635,079	(195,793)	29,796,223
Net income for year ended December 31, 2006				3,626,458		3,626,458
Unrealized gain on securities available-for-sale, net of reclassification adjustment and income taxes					85,964	85,964

Total comprehensive income						3,712,422

Stock-based compensation expense	27,600	138,000	(138,000)			—
Stock options exercised, including tax benefit from exercise of options	94,569	472,845	27,021			499,866

Balance—December 31, 2006	4,845,917	24,229,585	5,627,218	4,261,537	(109,829)	34,008,511
Net income for year ended December 31, 2007				3,158,174		3,158,174
Unrealized gain on securities available-for-sale, net of reclassification adjustment and income taxes					92,968	92,968

Total comprehensive income						3,251,142

Stock-based compensation expense	29,600	148,000	57,466			205,466
Stock options exercised, including tax benefit from exercise of options	76,593	382,965	286,810			669,775
Stock repurchases	(124,605)	(623,025)	(963,373)			(1,586,398)

Balance—December 31, 2007	4,827,505	$24,137,525	$5,008,121	$7,419,711	$(16,861)	$36,548,496

The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
Operating activities:
Net income	$3,158,174	$3,626,458	$2,101,831
Adjustments to reconcile to net cash from operating activities:
Provision for loan losses	976,478	559,344	915,014
Provision for depreciation	727,969	598,111	458,448
Accretion of discounts and amortization of premiums, net	(43,253)	(51,317)	89,494
Deferral of loan costs, net of deferred fees	(54,173)	122,164	73,062
Amortization of intangible assets	74,401	—	—
Stock-based compensation	205,466	—	—
Net loss on disposition of investment securities	—	29,139	10,841
Net (gain) loss on disposition of property and equipment	(586,234)	4,240	—
Changes in:
Mortgage loans held for sale	(18,186,168)	3,647,142	(96,409)
Interest receivable	(333,371)	(439,981)	(569,425)
Other assets	(2,316,171)	(297,325)	(584,205)
Other liabilities	1,259,848	193,783	767,101

Net cash from operating activities	(15,117,034)	7,991,758	3,165,752

Investing activities:
Purchase of bank-owned life insurance	—	—	(6,000,000)
Purchases of held-to-maturity securities	(64,941,977)	(111,381,274)	(21,584,714)
Purchases of available-for-sale securities	(1,992,032)	(2,215,247)	(39,983,319)
Proceeds from maturities and calls of held-to-maturity securities	81,500,000	95,000,000	—
Proceeds from sales and maturities of available-for-sale securities	4,691,260	5,119,103	58,033,174
Loan originations, net of principal repayments	(98,071,562)	(58,128,114)	(84,428,212)
Proceeds from sale of premises and equipment	2,405,250	—	—
Purchases of premises and equipment	(4,764,180)	(3,912,032)	(674,049)
Purchase of intangible assets	(2,025,000)	—	—
Purchases of restricted equity securities, net of redemptions	(1,097,000)	(1,422,850)	22,405

Net cash from investing activities	(84,295,241)	(76,940,414)	(94,614,715)

Financing activities:
Dividends paid in lieu of fractional shares	—	—	(8,176)
Net increase in noninterest-bearing deposits	3,392,835	7,182,781	26,353,281
Net increase in interest-bearing deposits	72,197,969	33,857,590	75,343,626
Net increase (decrease) in federal funds purchased	—	(1,000)	(3,811,000)
Net proceeds from issuance of trust preferred subordinated debt	—	10,000,000	—
Net proceeds (repayments) of FHLB advances	15,456,083	21,100,092	(3,024,975)
Proceeds from issuance of common stock	449,994	499,861	6,643,083
Repurchase of common stock	(1,586,398)	—	—

Net cash from financing activities	89,910,483	72,639,324	101,495,839

CHANGE IN CASH AND CASH EQUIVALENTS	(9,501,792)	3,690,668	10,046,876
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	18,966,342	15,275,674	5,228,798

CASH AND CASH EQUIVALENTS AT END OF YEAR	$9,464,550	$18,966,342	$15,275,674

SUPPLEMENTAL SCHEDULES AND CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and other borrowings	$14,396,083	$10,694,754	$5,445,940
Income taxes	$1,668,607	$2,671,746	$1,051,541

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

In addition to banking services, the Bank originates mortgage loans in both the residential and commercial markets which are then sold on a broker basis. These services are offered under the name Monarch Mortgage and through the Bank’s 100% owned subsidiary, Monarch Capital, LLC. Investment and insurances services are provided through Virginia Asset Group, LLC, a 51% owned subsidiary formed in October 2006.

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

Restricted Equity Securities: As a requirement for membership, the Company invests in the stock of the Federal Home Loan Bank of Atlanta (“FHLB”), Community Bankers Bank (“CBB”), and the Federal Reserve Bank (“FRB”). These investments are carried at cost. Due to the redemption provisions of these entities, the Company estimated that fair value equals cost and that this investment was not impaired at December 31, 2007.

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

In addition, if material, the Company applies Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). This standard requires that loan commitments related to the origination or acquisition of mortgage loans that will be held for sale must be accounted for as derivative instruments.

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, if material, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans.

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

	2007	2006	2005
Unrealized holding (losses) gains arising during the period	$140,861	$101,109	$(83,913)
Less reclassification adjustments for (gains) losses included in income	—	29,139	10,841

Total other comprehensive income (loss) before income tax expense	140,861	130,248	(73,072)
Income tax benefit (expense)	(47,893)	(44,284)	24,844

Net unrealized (losses) gains	$92,968	$85,964	$(48,228)

Stock Compensation Plans: In May 2006, Company shareholders ratified the adoption of a new stock-based compensation plan to succeed the Monarch Bank 1999 Incentive Stock Option Plan. The new Monarch Bank 2006 Equity Incentive Plan authorizes the compensation committee to grant options, stock appreciation rights, stock awards, performance stock awards, and stock units to designated directors, officers, key employees, consultants and advisors to the Company and its subsidiaries. The Plan authorizes the Company to issue up to 630,000 split-adjusted shares of Company common stock plus the number of shares of Company common stock outstanding under the 1999 Plan. The Plan also provides that no award may be granted more than 10 years after the May 2006 ratification date.

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

All options under the 99ISO plan were vested on December 31, 2005 so no pro forma adjustments were necessary in 2007 or 2006. The Company’s net income and earnings per share for the year ended December 31, 2005 would have been adjusted to the pro forma amounts indicated below. For purposes of the pro forma disclosures, compensation cost for the options is expensed in the period the options are projected to vest.

		2007	2006	2005
Net income	As reported	$3,158,174	$3,626,458	$2,101,831
	Less stock-based compensation expense determined under fair-value-based method for all stock options	—	—	(799,297)

	Pro forma	$3,158,174	$3,626,458	$1,302,534

Net income per share
Basic	As reported	$0.66	$0.76	$0.48
	Pro forma	0.66	0.76	0.29

Diluted	As reported	$0.63	$0.72	$0.46
	Pro forma	0.63	0.72	0.28

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

The fair value of each option grant under the 99ISO was estimated on the date of the grant using the Black-Sholes option-pricing model with the following weighted-average assumptions for 2005:

2005
Dividend yield	0%
Expected life in years	—
Expected forfeitures	—
Expected volatility	22%
Risk-free interest rate	3.98%
Weighted average fair value	$4.88

NOTE 2 – INVESTMENT SECURITIES

Securities available-for-sale consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2007
U.S. government agency obligations	$5,791,693	$39,882	$(12,500)	$5,819,075
Mortgage-backed securities	1,042,160	2,202	(10,401)	1,033,961
Corporate debt securities	2,066,991	—	(46,287)	2,020,704

	$8,900,844	$42,084	$(69,188)	$8,873,740

December 31, 2006
U.S. government agency obligations	$6,724,209	$2,479	$(84,714)	$6,641,974
Mortgage-backed securities	2,788,102	49,019	(38,269)	2,798,852
Corporate debt securities	2,113,286	—	(99,249)	2,014,037

	$11,625,597	$51,498	$(222,232)	$11,454,863

Securities held-to-maturity consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2007
U.S. government agency obligations	$22,084,559	$16,463	$(12,142)	$22,088,880

	$22,084,559	$16,463	$(12,142)	$22,088,880

December 31, 2006
U.S. government agency obligations	$38,573,804	$2,556	$(21,262)	$38,555,098

	$38,573,804	$2,556	$(21,262)	$38,555,098

The amortized cost and fair value of securities by contractual maturity date at December 31, 2007 are as follows:

Securities available-for-sale:

	Amortized Cost	Fair Value
Due in one year or less	$4,323,459	$4,303,879
Due from one to five years	3,035,225	3,056,900
Due from five to ten years	1,088,082	1,064,866
Due after ten years	454,078	448,095

Total	$8,900,844	$8,873,740

Securities held-to-maturity:

	Amortized Cost	Fair Value
Due in one year or less	$21,094,545	$21,083,180
Due from one to five years	990,014	1,005,700
Due from five to ten years	—	—
Due after ten years	—	—

Total	$22,084,559	$22,088,880

The following table shows the Company’s gross unrealized losses and fair value of investment securities by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007.

GROSS UNREALIZED LOSSES AND FAIR VALUE

AS OF DECEMBER 31, 2007

	Less than 12 months		12 months or more		Total
Securities Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency obligations	$19,984,000	$(11,422)	$2,085,780	$(13,220)	$22,069,780	$(24,642)
Mortgage backed securities	382,706	(672)	231,763	(9,729)	614,469	(10,401)
Corporate bonds	—	—	2,020,704	(46,287)	2,020,704	(46,287)

Total temporarily impaired securities	$20,366,706	$(12,094)	$4,338,247	$(69,236)	$24,704,953	$(81,330)

The Company has the ability and the intent to carry the investments noted with an unrealized loss to the final maturity of the instruments and considers these investments not to be other-than-temporarily impaired. Management intends to hold these investments until maturity due to the overall short maturity and duration of these investments, the positive credit ratings for each investment noted, and the need of the Company to continue to pledge investments for general operating purposes.

Securities with carrying values of $5,978,158 and $8,705,035 were pledged to secure treasury tax and loan, public deposits and borrowings from the Federal Home Loan Bank of Atlanta at December 31, 2007 and 2006, respectively.

Gross realized gains and losses on available-for-sale securities were:

	2007	2006	2005
Gross realized gains:
Mortgage-backed securities	—	91	—
Tax-free municipal securities	—	—	1,298

Total gross realized gains	—	91	1,298

Gross realized losses:
Mortgage-backed securities	$—	$(29,230)	$—
Tax-free municipal securities	—	—	(12,139)

Total gross realized losses	—	(29,230)	(12,139)

Net realized gains (losses)	$—	$(29,139)	$(10,841)

Proceeds from maturities, sales and calls of investment securities were $86,191,260, $100,119,103 and $58,033,174 for 2007, 2006 and 2005, respectively.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following at December 31:

	2007	2006
Commercial	$133,333,970	$91,344,016
Real estate
Construction	72,918,677	55,209,049
Residential (1-4 family)	80,628,994	60,801,865
Home equity lines	65,352,372	55,416,025
Multifamily	8,766,106	4,234,520
Commercial	54,570,726	50,930,589

Real estate subtotal	282,236,875	226,592,048

Loans to individuals:
Consumer and installment loans	3,554,809	3,348,441
Overdraft protection loans	63,446	68,511

Loans to individuals subtotal	3,618,255	3,416,952

Total gross loans	419,189,100	321,353,016
Allowance for loan losses	(3,976,000)	(3,235,000)
Unamortized loan costs, net of deferred fees	(35,817)	(89,990)

Total net loans	$415,177,283	$318,028,026

At December 31, 2007 and 2006, no loans were identified by the Bank as impaired. Nonaccrual loans were $81,751 and $99,931, and loans which were past due 90 days or more and still accruing interest were $332,520 and $0 at December 31, 2007 and 2006, respectively.

A summary of the activity in the allowance for loan losses account is as follows:

	Years Ended December 31,
	2007	2006	2005
Balance, beginning of year	$3,235,000	$2,685,000	$1,804,000
Provisions charged to operations	976,478	559,344	915,014
Loans charged-off	(237,689)	(13,394)	(34,014)
Recoveries	2,211	4,050	—

Balance, end of year	$3,976,000	$3,235,000	$2,685,000

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

	2007	2006
Buildings	$4,488,736	$2,175,303
Land	2,861,517	3,179,962
Leasehold improvements	1,030,669	825,960
Equipment, furniture and fixtures	4,496,359	3,100,555

	12,877,281	9,281,780
Less accumulated depreciation	(3,158,064)	(2,597,015)

Property and equipment, net	$9,719,217	$6,684,765

Depreciation expense of $727,969, $598,111 and $458,448 was included in occupancy and equipment expense at December 31, 2007, 2006 and 2005, respectively.

The Company has eighteen noncancellable leases for premises. The lease terms are from one to eighteen years and have various renewal dates. Rental expense was $826,527, $524,897 and $309,906 in 2007, 2006 and 2005, respectively. Minimum lease payments for succeeding years pertaining to these noncancellable operating leases are as follows:

2008	$1,153,014
2009	1,138,736
2010	942,471
2011	768,851
2012	626,336
Thereafter	191,087

$4,820,495

NOTE 5 – ACQUISITION

On August 10, 2007, the Company acquired a Maryland mortgage office plus certain other mortgage related assets from Resource Bank, a Virginia Beach based bank owned by Fulton Financial of Lancaster, Pennsylvania. The assets and results of operation have been included in the consolidated financial statements since that date. The aggregate purchase price was $2.1 million including legal expenses of $53,000. The following table summarizes the estimated fair values of the assets acquired at the date of acquisition.

At August 10, 2007

($000s)

Equipment	$22
Intangible assets	1,250
Goodwill	775

$2,047

The intangible assets have a weighted-average useful life of seven years.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

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

Information concerning intangible assets and goodwill attributable to the Maryland mortgage office acquired on August 10, 2007 is presented in the following table:

December 31, 2007	Acquisition Cost	Amortization	Ending Value
Amortizable intangible assets	$1,250,000	$74,401	$1,175,599
Goodwill	775,000	—	775,000

Amortization expense for the year ended December 31, 2007 totaled $74,401. No amortization expense was recorded in 2006.

Estimated Amortization Expense:
For the year ended 12/31/2008	$178,572
For the year ended 12/31/2009	178,572
For the year ended 12/31/2010	178,572
For the year ended 12/31/2011	178,572
For the year ended 12/31/2012	178,572
Thereafter	282,739

$1,175,599

NOTE 7 – RESTRICTED EQUITY SECURITIES

Restricted equity securities are securities that do not have a readily determinable fair value and lack a market. Therefore, they are carried at cost. The following table represents balances as of December 31, 2007 and 2006, respectively:

	2007	2006
Federal Reserve Bank Stock	$1,210,900	$881,100
Federal Home Loan Bank Stock	3,593,000	2,825,800
Community Bankers Bank Stock	43,700	43,700

Total restricted equity securities	$4,847,600	$3,750,600

NOTE 8 – DEPOSITS

Interest-bearing deposits for the years ending December 31, 2007 and December 31, 2006, as well as the scheduled maturities of time deposits as of December 31, 2007 are as follows:

	2007	2006
NOW accounts	$11,165,234	$9,758,681
Money market accounts	137,025,471	146,771,131
Savings accounts	5,373,836	6,599,692
Certificates of deposit $100,000 and over	129,809,432	57,753,540
Other time deposits	40,252,145	30,545,105

Total interest-bearing deposits	$323,626,118	$251,428,149

Year Maturing
2008	$161,898,368
2009	2,810,250
2010	4,248,093
2011	339,922
2012	764,944
Thereafter	—

$170,061,577

NOTE 9 – BORROWINGS

The Company has federal funds arrangements with three financial institutions that provide approximately $15.0 million of unsecured short-term borrowing capacity. As of December 31, 2007, there were no outstanding balances on these federal funds lines of credits. Information concerning federal funds purchased is summarized, as follows:

	2007	2006
Average balance during the year	$233,022	$84,014
Average interest rate during the year	5.01%	5.66%
Maximum month end balance during the year	$10,000	$—

The Company is a member of the Federal Home Loan Bank of Atlanta (“FHLB”) and as such, the Company may borrow funds based on criteria established by the FHLB. This line of credit would allow the Company to borrow up to 40% of assets, or approximately $201,265,500, if collateralized, as of December 31, 2007. The Company has pledged blanket liens on the 1-4 family residential loan portfolio, the home equity lines of credit/loans portfolio, and on qualifying commercial real estate loans. Investment securities with collateral fair values of $1,005,357 at December 31, 2007 and $2,768,226 at December 31, 2006 were also pledged to secure any advances. As of December 31, 2007, the Company could borrow approximately $78.8 million based upon collateral pledged. This line was reduced by $5.0 million, which has been pledged as collateral for public funds. Should the Company ever desire to increase the line of credit beyond the 40% limit, the FHLB would allow borrowings of up to 50% of total assets once the Company meets specific eligibility criteria.

As of December 31, 2007, the Company had four outstanding advances from the FHLB. Two were in the amount of $10.0 million each, the third was for $1,775,200 and the fourth advance was $41.8 million. The first advance matures on November 16, 2009 and bears interest at 4.04% as of December 31, 2007. The second advance matures November 15, 2010 and bears interest at 3.97% on December 31, 2007. The third advance matures September 28, 2015 and bears an interest rate of 4.96% on December 31, 2007. The interest rate is fixed for the term of the advance and this advance was utilized to match fund ten-year amortizing loans to clients. The fourth advance was for $41,756,000, with a rate that changes daily. That rate on December 31, 2007 was 4.40%.

Other information concerning FHLB advances is summarized below:

	2007	2006
Average balance during the year	$27,694,413	$12,978,823
Average interest rate during the year	5.20%	4.42%
Maximum month end balance during the year	$63,531,200	$48,075,117

NOTE 10 – TRUST PREFERRED SUBORDINATED DEBT

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

NOTE 11 – INCOME TAXES

The principal components of income tax expense for 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Current
Federal	$(2,221,918)	$(2,011,621)	$(1,538,496)
State	—	(24,710)	—

	(2,221,918)	(2,036,331)	(1,538,496)

Deferred
Federal	688,609	250,625	473,412
State	—	—	—

	688,609	250,625	473,412

Total
Federal	(1,533,309)	(1,760,996)	(1,065,084)
State	—	(24,710)	—

	$(1,533,309)	$(1,785,706)	$(1,065,084)

Differences between income tax expense calculated at the statutory rate and that shown in the statement of income for 2007, 2006 and 2005 are summarized, as follows:

	2007	2006	2005
Federal income tax expense at statutory rate	$(1,595,104)	$(1,840,138)	$(1,076,749)
Tax effect of:
BOLI cash surrender value increase	83,815	81,805	19,226
Tax-exempt interest	—	—	120
Other	(22,020)	(27,373)	(7,681)

Income tax expense	$(1,533,309)	$(1,785,706)	$(1,065,084)

The Company has the following deferred tax assets and liabilities at December 31, 2007 and 2006:

	December 31,
	2007	2006
Deferred tax assets:
Bad debts	$1,256,736	$924,733
Unrealized depreciation on securities	10,244	60,549
Premium amortization on securities	52,859	61,263
Deferred gain	277,868	—
Other	78	—

Total deferred tax assets	1,597,785	1,046,545

Deferred tax liabilities:
Fixed assets	(20,360)	(11,435)
Accrual to cash basis conversion	—	(67,001)
Other	—	(28,988)

Total deferred tax liabilities	(20,360)	(107,424)

Net deferred tax assets	$1,577,425	$939,121

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, effective January 1, 2007. FIN 48 provides a comprehensive model for how the Company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken of expects to take on its tax return. The Company does not have any unrecognized tax benefits as defined by FIN 48 and therefore there was no effect on the Company’s financial position of results of operations as a result of implementing FIN 48.

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few possible exceptions, the Company is no longer subject to U.S. or state income tax examinations by tax authorities for the years before 2004.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company has outstanding at any time a significant dollar amount of commitments to extend credit. To accommodate major customers, the Company also provides standby letters of credit and guarantees to third parties. Those arrangements are subject to strict credit control assessments. Guarantees and standby letters of credit specify limits to the Company’s obligations. The amounts of loan commitments, guarantees and standby letters of credit are set out in the following table as of December 31, 2007 and 2006. Because many commitments and almost all standby letters of credit and guarantees expire without being funded, in whole or in part, the contract amounts are not estimates of future cash flows. The majority of commitments to extend credit have terms up to one year. Interest rates on fixed-rate commitments range from 6.0% to 21.0%. All of the guarantees written and the standby letters of credit at December 31, 2007 expire during 2008.

	2007		2006
	Variable Rate Commitments	Fixed Rate Commitments	Variable Rate Commitments	Fixed Rate Commitments
Commitments to grant loans	$65,696,979	$2,537,273	$55,050,094	$708,325
Unfunded commitments under lines of credit and similar arrangements	$172,698,437	$1,303,794	$103,554,347	$525,413
Standby letters of credit and guarantees written	$6,225,025	$—	$4,697,633	$—

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

NOTE 13 – STOCK COMPENSATION AND BENEFIT PLANS

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

The following is a summary of the Company's stock option activity, and related information. All shares and per share prices have been restated for stock splits and dividends in the years presented:

	2007			2006		2005
Options	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding - Beginning of year	517,323	$6.58		620,495	$6.41	500,269	$5.52
Granted	—	—		—	—	149,933	9.33
Exercised	(76,593)	5.88		(94,568)	5.28	(22,777)	6.04
Forfeited	—	—		(8,604)	8.67	(6,930)	6.32

Outstanding - End of year	440,730	$6.70	1,234,044	517,323	$6.58	620,495	$6.41

Options exercisable at year-end	440,730	$6.70	1,234,044	517,323	$6.58	620,495	$6.41

Weighted average fair value per option granted during year		$—			$—		$9.28

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $544,876, $845,889, and $76,842, respectively. All options granted in relation to the 99ISO plan were fully vested at December 31, 2005.

Cash received for option exercise under share-based payment arrangements for 2007, 2006 and 2005 was $449,994, $499,866, and $145,031, respectively. No tax deductions from option exercise of the share-based payment arrangements were received in 2006. A tax benefit of $219,781 and $4,492 were recognized in 2007 and 2005.

Other information pertaining to options outstanding at December 31, 2007 is as follows:

Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Average Exercise Price
$4.21 to $ 9.42	440,730	4.2	$6.70

In May 2006, Company shareholders approved the adoption of a new stock-based compensation plan to succeed the 99ISO. The new 2006 Equity Incentive Plan (“2006EIP”) authorizes the compensation committee to grant options, stock appreciation rights, stock awards, performance stock awards, and stock units to designated directors, officers, key employees, consultants and advisors to the Company and its subsidiaries. The Plan authorizes the Company to issue up to 630,000 split-adjusted shares of Company Common Stock plus the number of shares of Company Common Stock outstanding under the 1999 Plan. The Plan also provides that no award may be granted more than 10 years after the May 2006 ratification date.

On September 18, 2006, the Company issued its first stock awards under the new Plan at a price equal to the stock price on that date with vesting periods of up to three years from issue. Total compensation costs will be recognized over the vesting period.

A summary of the status of the Company’s nonvested shares in relation to its restricted stock awards as of December 31, 2007 and 2006, and changes during the years ended December 31, 2007 and 2006, is presented below; the weighted average price is the weighted average fair value at the date of grant:

	2007		2006
Restricted Share Awards	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding - Beginning of year	27,600	$14.50	—	$—
Granted	30,680	10.34	27,600	14.50
Vested	(3,240)	14.50	—	—
Forfeited	(1,080)	14.50	—	—

Outstanding - End of year	53,960	$13.01	27,600	$14.50

As of December 31, 2007, there was $449,526 of total unrecognized cost related to the nonvested share-based compensation arrangements granted under the 2006EIP. That cost is expected to be recognized over a weighted-average period of 3.4 years.

Other information pertaining to restricted stock at December 31, 2007 is as follows:

Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)
$5.00 to $ 10.00	23,600	8.3
$10.01 to $ 15.00	30,360	8.3

	53,960

The Company has a 401(k) defined contribution plan applicable to all eligible employees. Contributions to the plan are made at the employee’s election. Employees may contribute up to 15% of their salaries up to IRS limits. The Company began making contributions in April 2001. The Company matched 100% of the first 6.0% of employee contributions in 2006 and 2005. The Company’s expense for 2007, 2006 and 2005 was $436,524, $263,436, and $222,489, respectively.

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company has loan transactions with its executive officers and directors, and with companies in which the executive officers and directors have a financial interest. A summary of related party loan activity is as follows during 2007.

Balance, December 31, 2006	$4,436,223
Originations	15,054,063
Repayments	(4,434,259)

Balance, December 31, 2007	$15,056,027

New commitments to extend credit and letters of credit to related parties amounted to $6,501,000, $377,000 and $1,000,000 at December 31, 2007, 2006 and 2005, respectively.

NOTE 15 – REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of the bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components (such as interest rate risk), risk weighting, and other factors.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
	(Dollars in Thousands)
As of December 31, 2007
Total Risk-Based Capital Ratio	$48,590	10.05%	$38,678	8.00%	$48,348	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)

Tier 1 Risk-Based Capital Ratio	$44,614	9.22%	$19,358	4.00%	$29,033	6.00%
(Tier 1 Capital to Risk-Weighted Assets)

Tier 1 Leverage Ratio	$44,614	9.56%	$18,668	4.00%	$23,334	5.00%
(Tier 1 Capital to Average Assets)

As of December 31, 2006
Total Risk-Based Capital Ratio	$47,359	13.07%	$28,987	8.00%	$36,234	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)

Tier 1 Risk-Based Capital Ratio	$44,124	12.18%	$14,494	4.00%	$21,684	6.00%
(Tier 1 Capital to Risk-Weighted Assets)

Tier 1 Leverage Ratio	$44,124	12.21%	$14,456	4.00%	$18,070	5.00%
(Tier 1 Capital to Average Assets)

The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the Bank.

Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2007 the Bank was categorized as “well capitalized”, the highest lever of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. The Bank's actual capital amounts and ratios are also presented in the table as of December 31, 2007 and 2006:

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and fair value of the Bank’s financial instruments at December 31, 2007 and 2006. FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than through a forced or liquidation sale. The carrying amounts in the table are included in the balance sheet under the indicated captions.

	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$9,464,550	$9,464,550	$18,966,342	$18,966,342
Investment securities	30,958,299	30,962,620	50,028,667	50,009,961
Mortgage loans held for sale	18,792,568	18,792,568	606,400	606,400
Loans (net)	415,177,283	414,750,235	318,028,026	315,826,300
Accrued interest receivable	1,980,350	1,980,350	1,646,979	1,646,979
Restricted equity securities	4,847,600	4,847,600	3,750,600	3,750,600

Financial Liabilities
Deposit liabilities	$389,704,279	$387,942,808	$314,113,475	$312,091,358
Total borrowings	73,531,200	73,775,419	58,075,117	58,075,036
Accrued interest payable	419,751	419,751	325,305	325,305

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

NOTE 17 – EARNINGS PER SHARE RECONCILIATION

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	2007	2006	2005
Net income (numerator, basic and diluted)	$3,158,174	$3,626,458	$2,101,831
Weighted average shares outstanding (denominator)	4,814,738	4,759,448	4,388,720

Income per common share - basic	$0.66	$0.76	$0.48

Weighted average shares - diluted (denominator)	5,019,221	5,026,364	4,583,951

Income per common share - diluted	$0.63	$0.72	$0.46

The dilutive effect of stock options is 204,483, 266,916, and 195,231 shares for 2007, 2006, and 2005 respectively.

NOTE 18 – SEGMENT REPORTING

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

Segment information for the years 2007, 2006, and 2005 is shown in the following table. The “Other” column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

Selected Financial Information

	Commercial and Other Banking	Mortgage Banking Operations	Intersegment Eliminations	Total
Year Ended December 31, 2007
Net interest income after provision for loan losses	$15,577,809	$(288,398)	$—	$15,289,411
Noninterest income	2,333,291	5,152,074	893,694	8,379,059
Noninterest expenses	(12,932,207)	(6,013,448)	133,250	(18,812,405)

Net income before income taxes and minority interest	$4,978,893	$(1,149,772)	$1,026,944	$4,856,065

Year Ended December 31, 2006
Net interest income after provision for loan losses	$13,850,073	$(159,656)	$—	$13,690,417
Noninterest income	1,692,675	2,060,700	(167,617)	3,585,758
Noninterest expenses	(10,160,871)	(1,882,721)	174,000	(11,869,592)

Net income before income taxes and minority interest	$5,381,877	$18,323	$6,383	$5,406,583

Year Ended December 31, 2005
Net interest income after provision for loan losses	$9,272,256	$(167,332)	$—	$9,104,924
Noninterest income	1,308,598	2,062,095	(220,791)	3,149,902
Noninterest expenses	(7,413,939)	(1,847,972)	174,000	(9,087,911)

Net income before income taxes and minority interest	$3,166,915	$46,791	$(46,791)	$3,166,915

Segment Assets
2007	$503,060,106	$22,851,897	$(22,748,232)	$503,163,771
2006	$408,338,386	$1,391,334	$(2,010,145)	$407,719,575

NOTE 19 – CONDENSED PARENT COMPANY ONLY FINANCIAL INFORMATION

On June 1, 2006, a parent corporation, Monarch Financial Holdings, Inc. was formed through a reorganization plan under the laws of the Commonwealth of Virginia. With this reorganization, Monarch Bank became a wholly-owned subsidiary of Monarch Financial Holdings, Inc.

The condensed financial position as of December 31, 2007 and December 31, 2006 and full year 2007 and the condensed partial-year 2006 results of operations and cash flows for Monarch Financial Holdings, Inc., parent company only, are presented below.

CONDENSED BALANCE SHEET

	December 31, 2007	December 31, 2006
ASSETS
Investment in Monarch Bank	$47,684,900	$44,014,034
Investment in Trust	310,000	310,000
Other assets	—	3,903

Total assets	$47,994,900	$44,327,937

LIABILITIES AND STOCKHOLDERS' EQUITY
Floating rate subordinated debenture (trust preferred securities)	$10,310,000	$10,310,000
Due to Monarch Bank	1,136,404	—
Other liabilities	—	3,903
Total shareholders' equity	36,548,496	34,014,034

Total liabilities and stockholders' equity	$47,994,900	$44,327,937

CONDENSED INCOME STATEMENT

	December 31, 2007	June 1, 2006 through December 31, 2006
INCOME
Dividends from subsidiaries	$702,235	$351,231
Dividend from nonbank subsidiary	21,769	—

Total income	724,004	351,231

EXPENSES
Interest on borrowings	724,004	351,231

Total expenses	724,004	351,231

INCOME BEFORE EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES	—	—

EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES	3,158,174	2,276,845

NET INCOME	$3,158,174	$2,276,845

CONDENSED STATEMENTS OF CASH FLOWS

	December 31, 2007	June 1, 2006 through December 31, 2006
Operating activities:
Net income	$3,158,174	$2,276,845

Adjustments to reconcile net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(3,158,174)	(2,276,845)
Changes in:
Interest receivable and other assets	3,903	(3,903)
Due to Monarch Bank	1,136,404	—
Interest payable and other liabilities	(3,903)	3,903

Net cash from operating activities:	1,136,404	—

Investing activities:
Investment in Monarch Bank	—	(10,459,475)

Net cash from investing activities:	—	(10,459,475)

Financing activities:
Net proceeds from issuance of trust preferred subordinated debt	—	10,000,000
Repurchase of common stock	(1,586,398)
Proceeds from issuance of common stock	449,994	459,475

Net cash from financing activities:	(1,136,404)	10,459,475

CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$—

Supplemental disclosure of non-cash investing and financing activities:

Monarch Financial Holdings, Inc., acquired all of the outstanding shares and net assets of Monarch Bank in an exchange of shares on June 1, 2006.

NOTE 20 – QUARTERLY CONDENSED STATEMENT OF INCOME—UNAUDITED

The following table sets for the results of operations for the four quarters unaudited of 2007, 2006, and 2005. All per share amounts have been adjusted for all prior stock splits and dividends.

	Quarter Ended
	Dec 2007	Sept 2007	Jun 2007	Mar 2007
Interest income	$8,299,759	$8,014,100	$7,459,465	$6,979,190
Interest expense	3,942,173	3,923,603	3,411,344	3,209,505
Net interest income	4,357,586	4,090,497	4,048,121	3,769,685
Provision for loan losses	332,960	384,518	116,000	143,000
Noninterest income	3,880,544	2,205,501	1,246,269	1,046,745
Noninterest expense	6,116,987	5,435,433	3,940,857	3,319,128
Income before provision for income taxes	1,788,183	476,047	1,237,533	1,354,302
Minority interests in subsidiary (net income) loss	(67,281)	(38,296)	(38,575)	(20,430)
Provision for income taxes	589,772	124,290	411,763	407,484

NET INCOME	$1,131,130	$313,461	$787,195	$926,388

Basic earnings per share	$0.24	$0.07	$0.16	$0.19
Diluted earnings per share	$0.23	$0.06	$0.15	$0.19

	Quarter Ended
	Dec 2006	Sept 2006	Jun 2006	Mar 2006
Interest income	$6,980,555	$6,793,448	$6,002,953	$5,333,491
Interest expense	3,091,476	3,082,526	2,518,199	2,168,485
Net interest income	3,889,079	3,710,922	3,484,754	3,165,006
Provision for loan losses	77,100	207,100	178,887	96,257
Noninterest income	983,260	848,397	847,664	906,437
Noninterest expense	3,271,281	2,935,369	2,885,546	2,777,396
Income before provision for income taxes	1,523,958	1,416,850	1,267,985	1,197,790
Minority interests in subsidiary (net income) loss	5,581	—	—	—
Provision for income taxes	512,983	464,250	418,107	390,366

NET INCOME	$1,016,556	$952,600	$849,878	$807,424

Basic earnings per share	$0.21	$0.20	$0.18	$0.17
Diluted earnings per share	$0.20	$0.19	$0.17	$0.16

	Quarter Ended
	Dec 2005	Sept 2005	Jun 2005	Mar 2005
Interest income	$4,863,615	$4,110,876	$3,470,174	$3,082,341
Interest expense	1,890,164	1,439,570	1,166,349	1,010,984
Net interest income	2,973,451	2,671,306	2,303,825	2,071,357
Provision for loan losses	272,743	242,771	226,500	173,000
Noninterest income	910,187	882,160	729,797	627,758
Noninterest expense	2,501,676	2,430,173	2,192,450	1,963,612
Income before provision for income taxes	1,109,219	880,522	614,672	562,503
Minority interests in subsidiary (net income) loss	—	—	—	—
Provision for income taxes	366,067	297,346	211,021	190,650

NET INCOME	$743,152	$583,176	$403,651	$371,853

Basic earnings per share	$0.16	$0.14	$0.09	$0.09
Diluted earnings per share	$0.15	$0.13	$0.09	$0.09

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

For the period ending December 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in periodic Federal Reserve Bank filings.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably liked to materially affect, the internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information contained in Monarch Bank’s Proxy Statement for its 2008 Annual Meeting (the “Proxy Statement”) under the headings “Election of Directors” on pages 2 through 6, information regarding executive officers contained under the heading “Executive Compensation” on Page 13 and information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” on Page 7 are incorporated herein by reference.

Item 11.	Executive Compensation

Information contained in the Proxy Statement under the heading “Compensation Discussion and Analysis of Executive Officers” on pages 14 through 23 are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information contained in the Proxy Statement under the heading “Security Ownership” on page 5 through 7, is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans. Equity Compensation Plan Information:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders 1999 Stock Option Plan	440,730	$6.70	13,460
Equity compensation plans approved by security holders 2006 Equity Incentive Plan	53,960	$13.01	572,800
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	494,690	$7.39	458,260

Item 13.	Certain Relationships and Related Transactions

Information contained in the Proxy Statement under the heading “Independence of the Directors” on page 8 and 9, and under the heading “Transactions with Management” on page 23 are incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information contained in the Proxy Statement under the heading “Fees Paid to Independent Auditors” on page 24, are incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

(a)	(1) and (2). The response to this portion of Item 15 is included in Item 8 above.

(3). Exhibits:

No.	Description
3.1	Articles of Incorporation of Monarch Financial Holdings, Inc.	***

3.2	Bylaws of Monarch Financial Holdings, Inc.	***

10.1	Monarch Bank 2006 Equity Incentive Plan	***

10.2	Employment Agreement with William F. Rountree, Jr.	*

10.3	Employment Agreement with Brad E. Schwartz	*

10.4	Employment Agreement with E. Neal Crawford, Jr.	*

21.1	Subsidiaries of Registrant	**

31.1	Certification of CEO pursuant to Rule 13a-14(a).	**

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).	**

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

*	Incorporated herein by reference to Form 8k, Current Report, Filed March 11, 2008.
**	Filed herewith.
***	Incorporated herein by reference to Schedule 14a, Definitive Proxy Statement for the year ended December 31, 2005.

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH FINANCIAL HOLDINGS, INC.

March 19, 2008

By:	/s/ Brad E. Schwartz
Executive Vice President, Secretary, Treasurer
& Chief Financial & Operating Officer
(On behalf of the Company and as principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 2008.

/s/ Lawton H. Baker	March 19, 2008
Lawton H. Baker, Director

/s/ Cassell D. Basnight	March 19, 2008
Cassell D. Basnight, Director

/s/ Jeffrey F. Benson	March 19, 2008
Jeffrey F. Benson, Director

/s/ Joe P. Covington, Jr.	March 19, 2008
Joe P. Covington, Jr., Director

/s/ E. Neal Crawford, Jr.	March 19, 2008
E. Neal Crawford, Jr., Executive Vice President and Director

/s/ Taylor B. Grissom	March 19, 2008
Taylor B. Grissom, Director

/s/ Robert M. Oman	March 19, 2008
Robert M. Oman, Director

/s/ Elizabeth T. Patterson	March 19, 2008
Elizabeth T. Patterson, Director

/s/ William F. Rountree, Jr.	March 19, 2008
William F. Rountree, Jr., Chief Executive Officer and Director (as principal executive officer)

/s/ Dwight C. Schaubach	March 19, 2008
Dwight C. Schaubach, Director

/s/ Brad E. Schwartz	March 19, 2008
Brad E. Schwartz, Director, Chief Financial and Operating Officer

/s/ Lawrence L. Sutton	March 19, 2008
Lawrence L. Sutton, Director