Form 10-Q
period 2008-03-31
Monarch Financial Holdings, Inc.
filed 2008-05-15
CIK 1364856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: March 31, 2008

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

Common Stock, $5.00 Par Value – 4,873,065 as of May 15, 2008.

MONARCH FINANCIAL HOLDINGS, INC.

FORM 10-Q

MARCH 31, 2008

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Statements of Condition

Monarch Financial Holdings, Inc. and Subsidiaries

	Unaudited March 31, 2008	Audited December 31, 2007
ASSETS:
Cash and due from banks	$16,692,085	$8,409,011
Interest-bearing bank balances	613,776	992,539
Federal funds sold	704,120	63,000

Total cash and cash equivalents	18,009,981	9,464,550

Investment securities held-to-maturity, at cost	1,491,733	22,084,559
Investment securities available-for-sale, at fair value	8,082,514	8,873,740
Loans held for sale	30,541,322	18,792,568
Loans:
Loans, net of unearned income	461,158,472	419,153,283
Less: allowance for loan losses	(4,325,000)	(3,976,000)

Loans, net	456,833,472	415,177,283

Interest receivable	1,697,588	1,980,350
Property and equipment, net	10,283,640	9,719,217
Restricted equity securities	3,201,500	4,847,600
Bank owned life insurance	6,603,010	6,543,665
Goodwill	775,000	775,000
Intangible assets	1,130,956	1,175,599
Other assets	4,555,639	3,729,640

Total assets	$543,206,355	$503,163,771

LIABILITIES:
Deposits:
Noninterest-bearing	$69,984,627	$66,078,161
Interest-bearing	398,949,826	323,626,118

Total deposits	468,934,453	389,704,279

Borrowings:
Federal Home Loan Bank advances	23,159,219	63,531,200
Trust preferred subordinated debt	10,000,000	10,000,000

Total borrowings	33,159,219	73,531,200

Other liabilities	3,375,203	3,322,094

Total liabilities	505,468,875	466,557,573

Minority interest in subsidiaries	93,472	57,702

STOCKHOLDERS’ EQUITY:
Preferred stock, $5 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $5 par value, 20,000,000 shares authorized, issued and outstanding 4,875,865 and 4,827,505 shares, respectively	24,379,325	24,137,525
Additional paid-in capital	4,836,738	5,008,121
Accumulated earnings	8,387,912	7,419,711
Accumulated other comprehensive income (loss)	40,033	(16,861)

Total stockholders’ equity	37,644,008	36,548,496

Total liabilities and stockholders’ equity	$543,206,355	$503,163,771

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.	FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Income

Monarch Financial Holdings, Inc. and Subsidiaries

Unaudited

	3 Months Ended March 31,
	2008	2007
Interest income:
Interest and fees on loans	$7,392,560	$6,759,212
Interest on investment securities
Taxable	119,535	161,253
Interest on federal funds sold	3,500	5,086
Dividends on equity securities	59,397	36,322
Other interest income	18,090	17,317

Total interest income	7,593,082	6,979,190

Interest expense:
Interest on deposits	3,333,689	2,757,625
Interest on trust preferred subordinated debt	162,536	174,094
Interest on borrowings	504,001	277,786

Total interest expense	4,000,226	3,209,505

Net interest income	3,592,856	3,769,685
Provision for loan losses	395,102	143,000

Net interest income after provision for loan losses	3,197,754	3,626,685

Noninterest income:
Mortgage banking revenue	4,325,346	460,547
Service charges and fees	329,054	249,839
Investment and insurance commissions	287,358	245,365
Security gains, net	3,146	—
Other	103,815	90,994

Total noninterest income	5,048,719	1,046,745

Noninterest expenses:
Salaries and employee benefits	4,605,422	2,008,312
Occupancy expenses	490,776	279,948
Furniture and equipment expenses	297,590	147,207
Data processing services	167,375	153,951
Loan origination expenses	467,509	127,628
Advertising and marketing expenses	59,796	53,709
Professional fees	90,040	61,058
Virginia franchise tax	28,284	96,170
Stationery and supplies	98,946	61,709
Other	456,904	329,436

Total noninterest expenses	6,762,642	3,319,128

Income before income taxes and minority interests	1,483,831	1,354,302
Minority interest in subsidiary’s net income	(47,430)	(20,430)

Net income before income taxes	1,436,401	1,333,872
Income tax expense	(468,200)	(407,484)

Net income	$968,201	$926,388

Basic net income per share	$0.20	$0.19
Diluted net income per share	0.20	0.18

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.	FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Changes in Shareholders’ Equity

Monarch Financial Holdings, Inc. and Subsidiaries

Unaudited

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance—December 31, 2006	4,845,917	$24,229,585	$5,627,218	$4,261,537	$(109,829)	$34,008,511

Net income for three months ended March 31, 2007	—	—	—	926,388	—	926,388
Unrealized loss on available for sale securities, net of income taxes	—	—	—	—	(2,183)	(2,183)

Total comprehensive income						924,205

Stock options exercised	47,290	236,450	178,988	—	—	415,438
Stock-based compensation expense	1,200	6,000	77,803	—	—	83,803

Balance—March 31, 2007	4,894,407	$24,472,035	$5,884,009	$5,187,925	$(112,012)	$35,431,957

Balance—December 31, 2007	4,827,505	$24,137,525	$5,008,121	$7,419,711	$(16,861)	$36,548,496
Net income for three months ended March 31, 2008	—	—	—	968,201	—	968,201
Unrealized gain on available for sale securities, net of income taxes	—	—	—	—	56,894	56,894

Total comprehensive income						1,025,095

Stock-based compensation expense	48,360	241,800	(171,383)	—	—	70,417

Balance—March 31, 2008	4,875,865	$24,379,325	$4,836,738	$8,387,912	$40,033	$37,644,008

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.	FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Cash Flows

Monarch Financial Holdings, Inc. and Subsidiaries

Unaudited

	3 Months Ended March 31,
	2008	2007
Operating activities:
Net income	$968,201	$926,388
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	395,102	143,000
Provision for depreciation	225,359	157,993
Amortization of intangible assets	44,643	—
Accretion of discounts and amortization of premiums, net	153	(14,681)
Deferral of loan costs, net of deferred fees	(174,063)	(6,080)
Gain on disposal of asset	(10,000)	—
Stock-based compensation	70,417	42,621
Net gain on disposition of investment securities	(3,146)	—
Amortization of deferred gain	(40,862)	—
Changes in:
Loans held for sale	(11,748,754)	(619,200)
Interest receivable	282,762	21,319
Other assets	(545,577)	(323,902)
Other liabilities	129,741	(89,420)

Net cash from operating activities	(10,406,024)	238,038

Investing activities:
Purchases of held-to-maturity securities	—	(19,983,100)
Purchases of available-for-sale securities	(1,044,610)	—
Proceeds from maturities and sales of available-for-sale securities	1,917,858	2,522,054
Proceeds from maturities and calls of held-to-maturity securities	20,600,000	35,000,000
Loan originations, net of principal repayments	(42,246,304)	(17,240,474)
Purchases of property and equipment	(779,782)	(576,896)
Sale of restricted equity securities, net of redemptions	1,646,100	(228,300)

Net cash from investing activities	(19,906,738)	(506,716)

Financing activities:
Net (decrease) increase in noninterest-bearing deposits	3,906,466	(3,684,220)
Net increase in interest-bearing deposits	75,323,708	7,836,116
FHLB advances, net of repayments	(40,371,981)	(3,514,978)
Proceeds from issuance of common stock, net of issuance costs	—	243,806

Net cash from financing activities	38,858,193	880,724

CHANGE IN CASH AND CASH EQUIVALENTS	8,545,431	612,046
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,464,550	18,966,342

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,009,981	$19,578,388

SUPPLEMENTAL SCHEDULES AND CASH FLOW INFORMATION
Interest on deposits and other borrowings	$3,846,264	$3,227,896
Income taxes	$750,000	$175,000
Loans transferred to foreclosed real estate during the year	$369,076	$—

The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly Monarch Financial Holdings, Inc.’s financial position as of March 31, 2008; the consolidated statements of income for the three months ended March 31, 2008 and 2007; the consolidated statements of changes in shareholders’ equity for the three months ended March 31, 2008 and 2007; and the consolidated statements of cash flows for the three months ended March 31, 2008 and 2007. These financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. The financial statements include the accounts of Monarch Financial Holdings, Inc. and its subsidiaries, and all significant intercompany accounts and transactions have been eliminated. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

NOTE 2. GENERAL

Monarch Financial Holdings, Inc. (“Monarch” or the “Company”) is a Virginia chartered Company that offers a full range of financial services, primarily to individuals and businesses in the Hampton Roads area of Virginia and Northeastern North Carolina as well as in other markets for mortgage originators. On June 1, 2006, the Company was created through a reorganization plan, under the laws of the Commonwealth of Virginia, in which Monarch Bank became a wholly-owned subsidiary of Monarch Financial Holdings, Inc. In addition, the number of authorized common stock shares increased to 20,000,000 and the shareholders of the Company became shareholders of the Corporation in a stock-for-stock conversion. Monarch Bank was incorporated in Virginia on May 1, 1998, and commenced operations as a commercial bank on April 14, 1999, at its main office in the Greenbrier area in Chesapeake. In addition to its main office, Monarch has eight other Virginia banking offices – in the Great Bridge area in Chesapeake, the Lynnhaven area in Virginia Beach, the Town Center area in Virginia Beach, the Oceanfront area in Virginia Beach, the Kempsville area in Virginia Beach, the Ghent area in Norfolk, and an office in downtown Norfolk. OBX Bank, a division of Monarch Bank, has one office in Kitty Hawk, North Carolina.

In August 2001, the Company formed Monarch Investment, LLC, to facilitate the sale of annuities and investment securities and services. The Company owns a 100% of Monarch Investment, LLC. The Company has invested in the formation of Bankers Investments Group, LLC, the parent company of BI Investments, LLC, a registered brokerage firm and investment advisor. BI Investments, LLC, sells non-deposit investment products in various community banks in Virginia, which are owners in Bankers Investments Group, LLC, with the Virginia Bankers Association Management Services Division. On April 30, 2008, Bankers Investment Group, LLC, and BI Investments, LLC, were merged into Infinex Financial Group (Infinex), a broker-dealer headquartered in Meriden, Connecticut, with Monarch Investment, LLC, now holding a 5.62% ownership interest in Infinex. Investment clients doing business through BI Investments, LLC, will begin using Infinex as their broker-dealer upon conversion in June of 2008.

In September 2006, Monarch Investment, LLC, formed a subsidiary titled Virginia Asset Group, LLC. Virginia Asset Group, LLC, is owned 51% by Monarch Investment, LLC, and 49% by Darin Ely, who serves as its president.

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

In July 2007 Monarch Investment, LLC, purchased a 51% ownership in Coastal Home Mortgage, LLC, from another bank. This joint venture provides residential loan services through Monarch Mortgage. The 49% ownership is shared by four individuals involved in commercial and residential construction in the Hampton Roads area.

In 2007 Monarch Investment, LLC, sold its minority interest in Bankers Title of Hampton Roads, LLC. In October 2007, Monarch Investment, LLC, formed a new title insurance company, Real Estate Security Agency, LLC, (RESA) along with TitleVentures, LLC. Monarch Investment, LLC, owns 75% of RESA and TitleVentures, LLC, owns 25%. RESA offers residential and commercial title services to the clients of Monarch Mortgage and Monarch Bank.

In May 2007, the Company expanded banking operations into northeastern North Carolina with the opening of a full service banking office in the town of Kitty Hawk, under the name of OBX Bank (OBX). OBX, which operates as a division of the Company, is lead by a local management team and a local advisory board of directors.

In June 2007, the Company announced the expansion of its mortgage operations through the acquisition of a team of experienced mortgage bankers, and the mortgage division changed its name from Monarch Home Funding to Monarch Mortgage (MM). MM originates and sells conventional, FHA, VA and VHDA residential loans and offers additional mortgage products such as construction-permanent loans for Monarch Bank’s loan portfolio. Their primary office is in Virginia Beach with additional offices in Chesapeake and Norfolk, Virginia, Rockville, Waldorf, Crofton, Annapolis and College Park, Maryland, and Rehobeth Beach, Deleware.

In March 2008, Monarch Investment, LLC, formed Home Mortgage Solutions, Inc., in the Richmond area of Virginia. Monarch Investment, LLC, owns 51% with BPRP Funding, LLC a builder/developer, owning 49%. The primary goal of Home Mortgage Solutions, Inc. is to provide mortgages to clients of the company and other mortgage clients.

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

	3 months ended March 31,
	2008	2007
Net income (numerator, basic and diluted)	$968,201	$926,388
Weighted average shares outstanding (denominator)	4,773,545	4,827,185

Income per common share—basic	$0.20	$0.19

Average diluted shares outstanding (denominator)	4,947,754	5,076,094

Income per common share—diluted	$0.20	$0.18

The dilutive effect of stock options is 174,209 and 248,909 shares for the three months ended March 31, 2008 and 2007, respectively.

NOTE 4. FAIR VALUE ACCOUNTING

Effective January 1, 2008, the Company adopted SFAS 157 and SFAS 159. Both standards address aspects of the expanding application of fair value accounting.

Fair Value Measurements (SFAS 157)

SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157, among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets

•

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 – Instruments whose significant value drivers are unobservable.

The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods the Company uses to determine fair value on an instrument specific basis are detailed in the section titled “Valuation Methods”, below.

The following table presents for each of the fair value hierarchy levels, the Company’s assets and liabilities related to continuing operations which are measured at fair value on a recurring basis as of March 31, 2008:

	Fair Value Measurements at Reporting Date Using
Description	Fair Value at 3/31/2008	Quoted Prices in Active Markets for Identical Assets ( Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities—available-for-sale	$8,082,514	$—	$8,082,514	$—
Rate lock commitments, net	326,485	—	326,485	—

Total Assets	$8,408,999	$—	$8,408,999	$—

The following table provides quantitative disclosures about the fair value measurements for the Company’s assets related to continuing operations which are measured at fair value on a nonrecurring basis as of March 31, 2008:

		Fair Value Measurements at Report Date Using
Description	Fair Value at March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Real estate owned	$369,076	$—	$—	$369,076

At the time a loan secured by real estate becomes real estate owned, the Company records the property at the lower of its carrying amount or fair value. Upon foreclosure and through liquidation, the Company evaluates the property’s fair value as compared to its carrying amount and records a valuation adjustment when the carrying amount exceeds fair value. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Any subsequent valuation adjustments are recorded to earnings in the “(Losses) gains on sale of loans” line item of the Company’s consolidated statements of operations. During the quarter ended March 31, 2008, the Company recorded no losses due to valuation adjustments on real estate owned in its consolidated statements of operations.

The following table provides a summary of the impact to earnings for the quarter ended March 31, 2008 from the Company’s asset and liabilities which are measured at fair value on a recurring and nonrecurring basis:

Asset or Liability Measured at Fair Value	Fair Value Measurement Frequency	Fair Value Adjustments Included in Current Period Earnings	Statement of Operations Line Item Impacted
Rate lock commitments	Recurring	$194,346	Mortgage income adjustments
Real estate owned	Nonrecurring	—	(Losses) gains on sale of loans

Total fair value gains (losses)		$194,346

Valuation Methods

Securities – available-for-sale. Securities – available-for-sale are valued at quoted market prices, if available. For securities for which no quoted market price is available, the fair value is estimated by the company on the basis of quotes for similar instruments or other available information. Investment securities classified as available-for-sale are reported at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income. To the extent that the cost basis of investment securities exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. The specific identification method is used in computing realized gains or losses.

Real estate owned. Real estate owned is carried at the lower of cost or fair value less estimated selling costs. The Company estimates fair value at the asset’s liquidation value less selling costs using management’s assumptions which are based on historical loss severities for similar assets.

Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159)

Under SFAS 159, the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. After the initial adoption, the election is made at the acquisition of an eligible financial asset, financial liability, or firm commitment or when certain specified reconsideration events occur. The fair value election may not be revoked once an election is made.

Additionally, the transition provisions of SFAS 159 permit a one-time election for existing positions at the adoption date with a cumulative-effect adjustment included in opening retained earnings and future changes in fair value reported in earnings.

At March 31, 2008, the Company has not elected to implement fair value accounting for any balance sheet items as allowed by SFAS 159.

NOTE 5. COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The only component of other comprehensive income consists of unrealized gains and losses on available-for-sale securities. The Company accounts for comprehensive income in accordance with FASB Statement No. 130, Reporting Comprehensive Income. The following is a detail of comprehensive income for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31
	2008	2007
Net Income	$968,201	$926,388
Change in unrealized gains (losses) on securities available-for-sale, net of tax expense	56,894	(2,183)

Total comprehensive income	$1,025,095	$924,205

Unrealized holding gains (losses) during the period	$86,204	$(3,308)
Less reclassification adjustment for losses included in income	—	—

Total other comprehensive (income) loss before income tax expense	86,204	(3,308)
Income tax expense	(29,310)	1,125

Net unrealized losses	$56,894	$(2,183)

NOTE 6. STOCK-BASED COMPENSATION

As of March 31, 2008, the Company had a stock-based compensation plan. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Under these older standards no stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. On January 1, 2006, the Company adopted FAS Statement No. 123R “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income.

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

NOTE 7. SEGMENT REPORTING

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

Segment information for the three months ended March 31, 2008 and 2007 is shown in the following table.

	Community Banking	Mortgage Banking	Intersegment Eliminations	Total
Three Months Ended March 31, 2008
Net interest income after provision for loan losses	$3,310,414	$(252,927)	$140,267	$3,197,754
Noninterest income	745,123	4,452,607	(149,011)	5,048,719
Noninterest expense	(3,347,358)	(3,437,034)	21,750	(6,762,642)

Net income before income taxes and minority interests	$708,179	$762,646	$13,006	$1,483,831

Three Months Ended March 31, 2007
Net interest income after provision for loan losses	$3,657,073	$(30,388)	$—	$3,626,685
Noninterest income	601,128	460,547	(14,930)	1,046,745
Noninterest expense	(2,903,899)	(458,729)	43,500	(3,319,128)

Net income before income taxes and minority interests	$1,354,302	$(28,570)	$28,570	$1,354,302

	Community Banking	Mortgage Banking	Intersegment Eliminations	Total
Segment Assets
2008	$539,316,023	$34,870,645	$(30,980,313)	$543,206,355
2007	$410,179,905	$2,046,001	$(2,748,201)	$409,477,705

NOTE 8. ACQUISITION

On August 10, 2007, the Company acquired a Maryland mortgage office plus certain other mortgage related assets from Resource Bank, a Virginia Beach based bank owned by Fulton Financial of Lancaster, Pennsylvania. The assets have been included in the consolidated financial statements since that date. The aggregate purchase price was $2.1 million, of which $53,000 in legal expense was expensed in 2007. The following table summarizes the estimated fair values of the assets acquired at the date of acquisition.

At August 10, 2007

Equipment	$22,000
Intangible assets	1,250,000
Goodwill	775,000

$2,047,000

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets with indefinite lives are recorded at cost and are reviewed at least annually for impairment based on evidence of certain impairment indicators. Intangible assets with identifiable lives are amortized over their estimated useful lives. The intangible assets have a weighted-average useful life of seven years.

Information concerning goodwill and intangible assets is presented in the following table:

	Acquisition Cost	Accumulated Amortization	Ending Value
March 31, 2008
Amortizable intangible assets	$1,250,000	$119,044	$1,130,956
Goodwill	775,000	—	775,000

Amortization expense for the three month period ended March 31, 2008 totaled $44,643. Amortization expense of $74,401 was recorded in the last six months of 2007.

Estimated Amortization Expense:
For the year ended 12/31/08	$178,572
For the year ended 12/31/09	178,572
For the year ended 12/31/10	178,572
For the year ended 12/31/11	178,572
For the year ended 12/31/12	178,572
Thereafter	282,739

$1,175,599

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

The financial statements and related data presented herein were prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in relative purchasing power of money over time due to inflation. The effect of changing prices on financial institutions is typically different from other industries as the Company’s assets and liabilities are monetary in nature. Interest rates are significantly impacted by inflation, but neither the timing nor the magnitude of the changes is directly related to price level indices.

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. Adoption of SFAS 157 did not have a material impact on the Company financial statements.

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment to FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value and also establishes fair presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Adoption of SFAS 159 did not have a material impact on the Company financial statements.

Refer to the Company’s December 31, 2007 Annual Report on Form 10-K for previously announced accounting pronouncements.

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

A summary of the Company’s significant risk factors is set forth in Note 1A in the Company’s 2007 Form 10-K.

Earnings Summary

Monarch Financial Holdings, Inc. reported net income of $968,201 for the three months ending March 31, 2008, compared to $926,388 for the same period in 2007, an increase of $41,813 or 4.5%. Net interest income decreased 4.7% or $176,829 to $3,592,856 during the first quarter of 2008, when compared to 2007. Noninterest income increased 382.3% to $5,048,719 during the three months ended March 31, 2008 when compared to $1,046,745 for the same period in 2007. Noninterest expenses totaled $6,762,642, an increase of $3,443,514, or 103.7% for the first quarter of 2008 compared to 2007. Basic and diluted earnings per share of common stock were $0.20 and $0.20 for the first quarter of 2008 compared to $0.19 and $0.18 for 2007

Profitability as measured by Monarch’s annualized return on average assets (ROA) was 0.77% compared to 1.01% for the three months ended March 31, 2008 and 2007, respectively. Another measure of the Company’s profitability, the annualized return on average equity (ROE) was 10.49% for the first quarter of 2008 compared to 10.80% for the same period in 2007.

Net Interest Income

Net interest income represents a principal source of earnings for the Company. In 2008 net interest income declined due to a combination of sharply declining rates and strong liability growth. This is in contrast to 2007 net interest income, which increased through the combination of predominately higher interest rates and greater asset growth. The Federal Reserve Bank’s Federal Open Market Committee has decreased the Federal Funds rate 200 basis points since mid-December 2007 to a low of 2.25% compared to the same period in 2007 in which the rate was a level 5.25%. The Wall Street Journal Prime Rate has followed the Federal Funds rate trend with current rates at 5.25% compared to 8.25% for the first quarter of 2007. A majority of the Company’s loans use the Wall Street Journal Prime Rate as their rate index, and increases in this rate increase interest income while decreases reduce interest income. Additionally, the Company is asset sensitive as the loans that are tied to Wall Street Journal Prime are set to move immediately with each rate change, while a major category of funding liabilities reprice based on longer maturity dates, creating margin compression.

Net interest income was $3,592,856 for the first quarter of 2008, $176,829 or 4.7% below first quarter 2007. Total interest and fees on loans, the largest component of net interest income, increased 9.4%, or $633,348 to $7,392,560 during the first quarter of 2008 compared to $6,759,212 for the same period in 2007 due to a 32.1% increase in loan volume.

Interest on investment securities continued to decline due to decreasing portfolio balances. Interest on federal funds sold and overnight funds also decreased. Interest on investment securities declined 25.9% to $119,535 in the first quarter 2008, compared to $161,253 for the same period in 2007 while the Company’s investment portfolio declined 28.0%, on average. A majority of the decline in the investment portfolio is due to maturities coupled with rate called securities. Interest on federal funds sold declined 31.2% to $3,500 for the first quarter of 2008 compared to $5,086 for the same period in 2007, in spite of a 3.7% increase in average outstandings due to lower interest rates in 2008.

Dividends on restricted equity securities were 63.5% higher in the first quarter of 2008, at $59,397 compared to $36,322 for the same period in 2007, as a result of higher balances of stock in the Federal Reserve and the Federal Home Loan Bank of Atlanta. Other interest income, which is primarily interest bearing deposits at the Federal Home Loan Bank, increased 4.5% to $18,090 for the first quarter of 2008 compared to $17,317 from the first quarter of 2007.

Interest expense on deposits increased $576,064 or 20.9% for the first quarter of 2008 compared to 2007. The increase in deposit expense is due to an increase in average outstanding, higher cost deposits arising from a shift in the deposit mix. Interest expense on borrowings totaled $666,537, a 47.5% increase for the first quarter of 2007. Increased borrowings were the result of consistently higher loan funding needs. The Company issued trust preferred subordinated debt in the third quarter of 2006 which provided a funding source for loans. Trust preferred interest expense for the first quarter of 2008 compared to 2007 decreased $11,558 or 6.6% to $162,536 due to lower Libor-based pricing for the period.

Average Balances, Income and Expenses, Yields and Rates

The net interest spread on a tax-equivalent basis decreased 75 basis points to 2.75% for first quarter of 2008 when compared to 3.49% for the same period in 2007. The yield on earning assets decreased 137 basis points to 6.74% in 2008 compared to 8.09% for the first quarter of 2007, while the cost of interest bearing liabilities only decreased 61 basis points to 3.99% from 4.60%, respectively, for the same period. Higher growth in earning assets compared to liabilities served to further compress the interest margin 119 basis points to 3.23% for the same period.

Bank Owned Life Insurance (BOLI) has been included in interest earning assets. The Company purchased $6,000,000 in BOLI during the fourth quarter of 2005. The income on BOLI is not subject to Federal Income tax, giving it a tax-effective yield of 5.51% for the first three months of 2008 compared to 5.93% for the same period in 2007.

In July, 2006, Monarch added additional capital through the issuance of $10,000,000 in trust preferred securities. These securities are treated as subordinated debt and have been included in other borrowings. The cost on trust preferred securities decreased to 6.45% from 6.98% in the first quarter of 2008 compared to 2007.

The following table sets forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and the related income, expense and corresponding weighted average yields and costs.

AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

	For Periods Ended March 31,
	2008			2007
	Average Balance	Income/ Expense	Yield Rate (1)	Average Balance	Income/ Expense	Yield Rate (1)
ASSETS
Securities, at amortized cost
Taxable	$11,053,013	$119,535	4.35%	$15,344,155	$161,253	4.26%

Total securities	11,053,013	119,535	4.35%	15,344,155	161,253	4.26%
Loans, net	434,163,803	7,392,560	6.85%	328,697,139	6,759,212	8.34%
Federal funds sold	409,836	3,500	3.43%	394,997	5,086	5.22%
Dividend-earning restricted equity securities	4,270,533	59,397	5.59%	2,598,882	36,322	5.67%
Deposits in other banks	2,241,375	18,090	3.25%	1,321,184	17,317	5.32%
Bank owned life insurance (2)	6,567,805	89,917	5.51%	6,321,563	92,425	5.93%

Total earning assets	458,706,365	7,682,999	6.74%	354,677,920	7,071,615	8.09%

Less: Allowance for loan losses	(3,987,509)			(3,276,789)
Total non earning assets	61,428,529			19,626,262

Total assets	$516,147,385			$371,027,393

LIABILITIES and SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$13,680,678	$25,346	0.75%	$9,695,337	$7,062	0.30%
Regular savings	5,468,450	7,680	0.56%	6,401,288	9,552	0.61%
Money market savings	136,323,229	1,132,611	3.34%	145,094,331	1,650,481	4.61%
Certificates of deposit
$100,000 and over	99,766,275	1,167,543	4.71%	43,170,531	541,265	5.08%
Under $100,000	87,060,151	1,000,509	4.62%	47,763,624	549,265	4.66%

Total interest-bearing deposits	342,298,783	3,333,689	3.92%	252,125,111	2,757,625	4.44%
Borrowings	60,810,457	666,537	4.41%	30,758,951	451,880	5.96%

Total interest-bearing liabilities	403,109,240	$4,000,226	3.99%	282,884,062	$3,209,505	4.60%
Noninterest-bearing liabilities
Demand deposits	60,715,469			51,226,688
Other noninterest-bearing liabilities	15,199,725			2,148,166

Total liabilities	479,024,434			336,258,916
Shareholders’ equity	37,122,951			34,768,477

Total liabilities and stockholders’ equity	$516,147,385			$371,027,393

Net interest income (2)		$3,682,773			$3,862,110

Interest rate spread (2)(3)			2.75%			3.49%

Net interest margin (2)(4)			3.23%			4.42%

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a 30,572 adjustment for 2008 and a $31,425 adjustment for 2007.
(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.
(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

Noninterest Income

Total noninterest income was $5,048,719 for the first quarter of 2008, an increase of $4,001,974 or 382.3%, compared to $1,046,745 for the same period in 2007. This significant increase is due to a change in management focus with regard to the expansion of the mortgage operations of the Company.

Gross mortgage banking income from Monarch Mortgage and the Company’s commercial mortgage banking subsidiary, Monarch Capital, LLC, increased $3,864,799 or 839.2% to $4,325,346 for the first quarter of 2008 compared to 2007. In the first half of 2007 the Company’s mortgage operations consisted of a small group of mortgage lenders utilizing an outside company for mortgage processing. In June 2007 management undertook a significant expansion of mortgage operations, which included an in-house processing center and a full service multi-branch mortgage operation, under the name Monarch Mortgage. The newly expanded, Monarch Mortgage closed 572 loans totaling $154,603,656 in the first quarter of 2008 compared to pre-expansion closings of 76 loans totaling $15,260,240 for the same period in 2007.

Service charges and fees on deposit accounts totaled $329,054 for the first quarter of 2008, which represents a quarterly increase of 31.7% over the same period in 2007. The primary components in this increase were deposit account growth and ATM transaction fees. The Company has an agreement with a third-party vendor to brand ATMs in Food Lion grocery stores in southeast Virginia and northeast North Carolina. In return for supplying the cash for the machines and paying the machines’ cash servicing fees, the Company receives a portion of the transaction surcharge and the Company’s customers can withdraw cash from the machines without a fee or transaction surcharge. A portion of the ATM fee increase was also due to fees generated at the Company’s 9 ATMs located at the banking center sites. The third-party vendor relationship plus the Company’s 9 office ATMs, creates a network that now includes over 50 active branded ATMs.

Investment and insurance commissions were $287,358 for the first three months of 2008 compared to $245,365 for the same period in 2007. On October 1, 2006, the Company formed a subsidiary called Virginia Asset Group, LLC (VAG), with an investment broker to sell insurance and non-deposit investment products. The Company has a 51% ownership in VAG.

Other noninterest income increased $12,821, or 14.1% to $103,815, including security gains, in the first quarter of 2008 compared to $90,994 in 2007. A large component of other noninterest income is Bank Owned Life Insurance (BOLI), which is included in the net interest income calculation for yield analysis. The Company purchased $6.0 million in BOLI during the fourth quarter of 2005. The income from BOLI, which is not subject to tax, was $59,345 in the first quarter of 2008 compared to $61,000 for the same period in 2007. The tax-effective income earnings are $89,917 for the first three months of 2008 compared to $92,425 for the same period in 2007. In the first quarter of 2008 security gains totaled $3,146 due to rate calls with no security losses to report. There were no security gains or losses in the first three months of 2007.

Noninterest Expense

Total noninterest expenses for the first quarter of 2008 were $6,762,642, an increase of $3,443,514, or 103.7%, compared to $3,319,128 for the same period in 2007. Salaries and employee benefits were $4,605,422 for the first quarter of 2008, an increase of $2,597,110 or 129.3% over the 2007 total of $2,008,312. The majority of this increase was related to personnel growth at Monarch Mortgage. With the company’s expansion of mortgage operations and into other markets, the number of full-time equivalent employees has risen to 259 at March 31, 2008 compared to 118 for the same period in 2007. Secondary increases are attributable to the following factors: 1) an increase in occupancy plus furniture and equipment expenses of $361,211 related to the additional banking and mortgage offices; 2) an increase in loan origination expense of $339,881 related to increased production by Monarch Mortgage; 3) a $37,237 growth-related increase in stationary and supplies; 4) a $28,982 increase in legal and accounting fees; 5) a reduction of $67,886 in bank franchise fees related to timing differences of payments; and 5) an increase of $146,979 in other expenses related to overall growth.

Income Taxes

The income tax provision was $468,200 for the first quarter of 2008 compared to $407,484 for the prior year. The effective tax rate for the first quarter of 2008 was 32.6%, compared to 30.5% for the same period in 2007.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Total assets increased 8.0% to $543,206,355 at March 31, 2008 when compared to assets of $503,163,771 at December 31, 2007. On an annual basis total assets increased 32.7% at March 31, 2008 when compared to assets of $409,477,705 at March 31, 2007. Total loans as of March 31, 2008 were $461.2 million, an increase of $42.0 million, or 10.0%, from $419.2 million at year-end 2007. On an annual basis total loans increased $122.6 million, or 36.2%, from $338.5 million in March 2007. Mortgages held for sale were $30.5 million, an increase of $11.7 million from $18.8 million at December 31, 2007, and on an annual basis mortgages held for sale increased $29.3 million from $1.2 million at March 31, 2007 primarily due to increased volume at our mortgage division. Investment securities were $9.6 million at March 31, 2008, compared to $31.0 million at year-end 2007. On an annual basis, investments securities decreased $22.9 million, or 70.5% over March 31, 2007. Cash and cash equivalents were $18.0 million, an increase of $8.5 million, or 90.3% from $9.4 million at December 31, 2007.

Deposits increased $79.2 million, or 20.3%, during the three months ended March 31, 2008. On an annualized basis deposits increased $150.7 million or 47.3%. Noninterest-bearing demand deposit accounts increased $3.9 million to $69.9 million, a 5.9% increase over December 31, 2007 and $11.0 million on an annual basis when compared to March 31, 2007. During the first quarter of 2008, the Company began offering several new interest-bearing demand deposit products. As a result, interest-bearing demand deposits increased to $22.0 million, a 96.7% or $11.0 million increase over $11.0 million at December 31, 2007. Interest-bearing demand deposits are included in interest-bearing deposits which totaled $398.9 million at March 31, 2008, compared to $323.6 million at year-end 2007. Money market deposits and certificates of deposits (CDs) are the major categories of our interest-bearing deposits.

Money market accounts, which are attractive to more rate sensitive depositors due to their higher relative yield coupled with accessibility, tend to be adversely impacted by declining rates and positive trends in the stock market. Therefore, recent activity in the stock market coupled with declining rates has resulted in declining money market balances. Money market deposits declined $3.6 million to $133.4 million in March 2008 compared to $137.0 million at December 31, 2007. On an annual basis, money market deposits declined $13.8 million from $147.2 million at March 31, 2007. Due to loan growth and the funding needs of a growing mortgage operation, the Company has moved to heavier reliance on CDs as a funding source. CDs have increased to $237.7 million, an increase of $67.7 million, or 39.8% over December 31, 2007 and $141.3 million, or 146.4% over $96.5 million at March 31, 2007. The majority of this growth has been in the form of out-of-market brokered CDs which can be obtained in a short period of time on a larger scale than in-market organic growth. The Company has also found this source of deposits to be both efficient and cost effective.

Stockholders’ equity was $37.6 million at March 31, 2008, compared to $36.5 million at December 31, 2007. Components of the change in stockholders’ equity include net income of $968,201, change to net unrealized gains from net unrealized losses on available-for-sale securities totaling $56,894, and stock based compensation totaling $70,417.

Asset Quality

The Company had four nonperforming assets totaling $965 thousand at March 31, 2008. In the first quarter of 2008 the company charged-off two loans totaling $57 thousand and had recoveries of $11 thousand. There were three nonperforming assets at December 31, 2007 totaling $81 thousand. Nonperforming assets traditionally consist of nonaccrual loans, loans past due 90 days or more and still accruing interest, restructured loans and other real estate owned. The Company continues to demand a high level of credit quality on new loans.

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

While the Company believes it has sufficient allowance for its existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future. The allowance for loan losses totaled $4,325,000 and $3,378,000 at March 31, 2008 and March 31, 2007, respectively. The ratio of the allowance for loan losses to total loans outstanding at March 31, 2008 and 2007 was 0.94% and 1.00%, respectively.

During the first quarter of 2008 and 2007, the Company recorded $395,102 and $143,000 in provision expense, respectively. Loans charged-off during the first three months of 2008 totaled $57,294 and recoveries totaled $11,192 for a net charge-off of $46,102. There were no loans charged-off or recovered in the first quarter of 2007. Since it began operations in 1999, the Company has recorded total charge-offs of approximately $344,000. The table below summarizes the activity in the allowance for loans losses for the three month periods ending March 31, 2008 and 2007.

Activity in the allowance for loan losses for the three months ended March 31, was as follows:

	2008	2007
Balance, January 1	$3,976,000	$3,235,000
Provisions charged against income	395,102	143,000
Recoveries of loans charged off	11,192	0
Loans charged off	(57,294)	0

Balance at end of period	$4,325,000	$3,378,000

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

Homogenous loans, such as consumer installment, home equity loans, and smaller consumer loans are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogenous pool of loans and are based on the expected net charge-offs from a current trend in delinquencies, losses or historical experience and general economic conditions. The Company has no material delinquencies in these types of loans, and has not, since inception, had a trend or an indication of a trend that would guide the Company in expected material losses in these types of homogenous pools of loans. Management believes that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in the Company’s loan portfolio at March 31, 2008.

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

The Company has a line of credit that can equal up to 40% of assets with the Federal Home Loan Bank of Atlanta (FHLB) that totaled approximately $73,015,470 with $44,856,251 available at March 31, 2008. This line is currently reduced by $5.0 million, which has been pledged as collateral for public deposits. Should the Company ever desire to increase their line of credit beyond the current 40% limit, the FHLB would allow borrowings of up to 50% of total assets once the Company meets specific eligibility requirements.

Borrowings outstanding under the FHLB line of credit were $23,159,219 at March 31, 2008 and $63,531,200 at December 31, 2007. The Company had four borrowing advances outstanding as of March 31, 2008, with the following final maturities:

Advance Amount	Expiration Date
$1,409,000	April 2008
10,000,000	November 2009
10,000,000	November 2010
1,750,219	September 2015

$23,159,219

The advance maturing in 2015 is a principal reducing credit that matures on September 28, 2015. Terms include 39 quarterly principal payments of $25k beginning December 2005, with a final payment of $1,025,500 in September 2015. The Company is utilizing this advance to match-fund several long term fixed rate loans. The interest rate for this advance is fixed at 4.96%.

The advance maturing in 2009 bears a fixed interest rate of 4.04% and has a one-time conversion feature. This feature gives the Company the option of a conversion to a variable rate instrument on November 17, 2008.

The advance maturing in 2010 bears a fixed interest rate of 3.97% and has a one-time conversion feature. This feature gives the Company the option of a conversion to a variable rate instrument on May 15, 2009.

The advance maturing in April 2008 is a daily rate credit that matures April 1, 2008. The rate on March 31, 2008 was 3.00%.

In the course of operations, due to fluctuations in loan and deposit levels, the Company occasionally finds it necessary to purchase Federal Funds on a short-term basis. The Company also has federal funds lines of credit facilities established with three other banks in the total amount of $15,000,000. At March 31, 2008 there were no outstanding balances on these lines. The Company also has access to the Federal Reserve Bank’s discount window should a liquidity crisis occur.

The Company has no material commitments or long-term debt for capital expenditures at the report date. The only long-term debt is for funding loans and is described below under Borrowings.

Off-Balance Sheet Arrangements

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions recognized as of March 31, 2008 and December 31, 2007 were a line of credit to secure public funds and commitments to extend credit and standby letters of credit issued to customers. The line of credit to secure public funds was from Federal Home Loan Bank for $5 million at March 31, 2008 and December 31, 2007.

Commitments to extend credit, which amounted to $229.1 million at March 31, 2008 and $242.2 million at December 31, 2007, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

There were no commitments by the Company to purchase securities on March 31, 2008 or December 31, 2007.

Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At March 31, 2008 and December 31, 2007, the Company had $5.7 million and $6.6 million, respectively, in outstanding standby letters of credit.

The Company has eighteen non-cancelable leases for premises. The original lease terms are from one to twenty-one years and have various renewal and option dates.

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

Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance sheet assets in relation to their perceived risk. Tier 1 capital consists of stockholders’ equity and minority interests in consolidated subsidiaries, less net unrealized gains on available-for-sale securities. Tier 2 capital, a component of total capital, consists of a portion of the allowance for loan losses, certain components of nonpermanent preferred stock and subordinated debt. The $10 million in trust preferred securities issued by Monarch in July 2006 qualified as Tier 1 capital. Monarch’s ratios exceed regulatory requirements. As of March 31, 2008 Monarch Bank had a Tier 1 risk-based capital ratio of 8.80% and a Total risk-based capital ratio of 9.64%. At December 31, 2007 these ratios were 9.22% and 10.05%, respectively.

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

Exhibit 11 – Refer to EPS calculation in the Notes to Financial Statements

Exhibit 31.1 – Certification of CEO pursuant to Rule 13a-14(a)

Exhibit 31.2 – Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32.1 – Certification of CEO and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Form 8-K

Form 8-K filed February 11, 2008 to announce the election of E. Neal Crawford, Jr. as director.

Form 8-K filed March 11, 2008 to announce an amended and restated employment agreement for William F. Rountree, Jr. and employment agreements for Brad E. Schwartz and E. Neal Crawford, Jr.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH FINANCIAL HOLDINGS, INC.

/s/ William F. Rountree, Jr.
William F. Rountree, Jr.	Date: May 15, 2008
President & Chief Executive Officer

/s/ Brad E. Schwartz.
Brad E. Schwartz	Date: May 15, 2008
Executive Vice President & Chief Financial Officer