Form 10-Q
period 2008-06-30
Monarch Financial Holdings, Inc.
filed 2008-08-14
CIK 1364856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: June 30, 2008

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

Common Stock, $5.00 Par Value – 5,688,580 as of August 14, 2008.

MONARCH FINANCIAL HOLDINGS, INC.

FORM 10-Q

JUNE 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	Unaudited June 30, 2008	Audited December 31, 2007
ASSETS:
Cash and due from banks	$12,134,451	$8,409,011
Interest bearing bank balances	1,400,080	992,539
Federal funds sold	251,953	63,000

Total cash and cash equivalents	13,786,484	9,464,550

Investment securities held-to-maturity, at cost	999,699	22,084,559
Investment securities available-for-sale, at fair value	9,183,158	8,873,740
Loans held for sale	39,525,799	18,792,568

Loans, net of unearned income	487,359,596	419,153,283
Less: allowance for loan losses	(4,621,000)	(3,976,000)

Loans, net	482,738,596	415,177,283

Property and equipment, net	10,425,578	9,719,217
Restricted equity securities	4,613,000	4,847,600
Bank owned life insurance	6,662,906	6,543,665
Goodwill	775,000	775,000
Intangible assets	1,086,313	1,175,599
Other real estate owned	504,660	—
Other assets	8,272,995	5,709,990

Total assets	$578,574,188	$503,163,771

LIABILITIES:
Deposits:
Noninterest-bearing	$74,925,627	$66,078,161
Interest-bearing	389,600,753	323,626,118

Total deposits	464,526,380	389,704,279

Borrowings:
Trust preferred subordinated debt	10,000,000	10,000,000
Federal Home Loan Bank advances	54,525,237	63,531,200

Total borrowings	64,525,237	73,531,200

Other liabilities	4,085,986	3,322,094

Total liabilities	533,137,603	466,557,573

Minority interest in subsidiaries	93,472	57,702

STOCKHOLDERS’ EQUITY:
Preferred stock, $5 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $5 par value, 20,000,000 shares authorized, issued and outstanding 5,647,175 and 4,827,505 shares, respectively	28,235,875	24,137,525
Additional paid-in capital	7,818,436	5,008,121
Retained earnings	9,314,939	7,419,711
Accumulated other comprehensive loss	(26,137)	(16,861)

Total stockholders’ equity	45,343,113	36,548,496

Total liabilities and stockholders’ equity	$578,574,188	$503,163,771

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.	FINANCIAL STATEMENTS (Continued)

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	3 Months Ended June 30,		6 Months Ended June 30,
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$7,004,641	$7,247,317	$14,397,201	$14,006,529
Interest on investment securities	106,991	147,336	226,526	308,589
Interest on federal funds sold	8,384	6,563	11,884	11,649
Dividends on equity securities	60,957	41,275	120,354	77,597
Interest on other bank accounts	36,890	16,974	54,980	34,291

Total interest income	7,217,863	7,459,465	14,810,945	14,438,655

Interest expense:
Interest on deposits	3,175,612	2,958,507	6,509,301	5,716,132
Interest on trust preferred subordinated debt	109,793	177,611	272,329	351,705
Interest on borrowings	333,391	275,226	837,392	553,012

Total interest expense	3,618,796	3,411,344	7,619,022	6,620,849

Net interest income	3,599,067	4,048,121	7,191,923	7,817,806
Provision for loan losses	368,930	116,000	764,032	259,000

Net interest income after provision for loan losses	3,230,137	3,932,121	6,427,891	7,558,806

Non-interest income:
Mortgage banking income	4,437,381	598,331	8,762,727	1,058,878
Investment and insurance commissions	409,066	269,805	696,424	515,170
Service charges and fees	335,068	296,465	664,122	546,304
Security gains, net	7,655	—	10,801	—
Other	354,632	81,668	458,447	172,662

Total noninterest income	5,543,802	1,246,269	10,592,521	2,293,014

Non-interest expenses:
Salaries and employee benefits	4,902,679	2,458,277	9,508,101	4,466,590
Occupancy expenses	557,139	302,090	1,047,915	582,038
Furniture and equipment expenses	322,801	153,999	620,391	301,206
Other	1,499,759	1,026,491	2,868,613	1,910,151

Total noninterest expenses	7,282,378	3,940,857	14,045,020	7,259,985

Income before income taxes and minority interests	1,491,561	1,237,533	2,975,392	2,591,835
Minority interest in subsidiary’s net income	(117,934)	(38,575)	(165,364)	(59,005)

Net income before income taxes	1,373,627	1,198,958	2,810,028	2,532,830
Income tax expense	(446,600)	(411,763)	(914,800)	(819,247)

Net income	$927,027	$787,195	$1,895,228	$1,713,583

Basic net income per share	$0.19	$0.16	$0.39	$0.35
Diluted net income per share	$0.18	$0.15	$0.38	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.	FINANCIAL STATEMENTS (Continued)

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2006	4,845,917	$24,229,585	$5,627,218	$4,261,537	$(109,829)	$34,008,511
Net income for six months ended June 30, 2007				1,713,583		1,713,583
Unrealized loss on securities available-for-sale, net of reclassification adjustment and income taxes					(9,008)	(9,008)

Total comprehensive income						1,704,575

Stock-based compensation expense	2,280	11,400	116,178			127,578
Stock options exercised, including tax benefit from exercise of options	48,490	242,450	180,564			423,014

Balance - June 30, 2007	4,896,687	$24,483,435	$5,923,960	$5,975,120	$(118,837)	$36,263,678

Balance - December 31, 2007	4,827,505	$24,137,525	$5,008,121	$7,419,711	$(16,861)	$36,548,496
Net income for six months ended June 30, 2008				1,895,228		1,895,228
Unrealized loss on securities available-for-sale, net of reclassification adjustment and income taxes					(9,276)	(9,276)

Total comprehensive income						1,885,952

Stock-based compensation expense	45,560	227,800	(86,641)			141,159
Private capital offering net of issuance costs	774,110	3,870,550	2,896,956			6,767,506

Balance - June 30, 2008	5,647,175	$28,235,875	$7,818,436	$9,314,939	$(26,137)	$45,343,113

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.	FINANCIAL STATEMENTS (Continued)

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	6 Months Ended June 30,
	2008	2007
Operating activities:
Net income	$1,895,228	$1,713,583
Adjustments to reconcile to net cash from operating activities:
Provision for loan losses	764,032	259,000
Provision for depreciation	470,622	319,083
Accretion of discounts and amortization of premiums, net	9,284	(32,479)
Deferral of loan costs, net of deferred fees	(164,822)	5,404
Amortization of intangible assets	89,286	—
Stock-based compensation	141,159	86,396
Net gain on disposition of investment securities	(10,801)	—
Net gain on disposition of property and equipment	(24,410)	—
Net gain on on sale of other real estate	(32,378)	—
Amortization of deferred gain	(81,726)	—
Changes in:
Loans held for sale	(20,733,231)	(6,867,175)
Interest receivable	277,835	(122,772)
Other assets	(2,955,308)	(1,002,024)
Other liabilities	881,388	(34,418)

Net cash from operating activities	(19,473,842)	(5,675,402)

Investing activities:
Purchases of held-to-maturity securities	—	(34,962,058)
Purchases of available-for-sale securities	(2,544,610)	(494,688)
Proceeds from maturities and calls of held-to-maturity securities	21,100,000	55,000,000
Proceeds from sales and maturities of available-for-sale securities	2,207,520	3,086,856
Loan originations, net of principal repayments	(68,632,805)	(36,277,906)
Purchases of premises and equipment	(1,152,573)	(1,891,124)
Sale of restricted equity securities, net of redemptions	234,600	95,800

Net cash from investing activities	(48,787,868)	(15,443,120)

Financing activities:
Net increase in noninterest-bearing deposits	8,847,466	6,625,480
Net increase in interest-bearing deposits	65,974,635	22,207,319
Net repayments of FHLB advances	(9,005,963)	(11,049,958)
Proceeds from issuance of common stock, net of issuance costs	6,767,506	251,382

Net cash from financing activities	72,583,644	18,034,223

CHANGE IN CASH AND CASH EQUIVALENTS	4,321,934	(3,084,299)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,464,550	18,966,342

CASH AND CASH EQUIVALENTS AT END OF YEAR	$13,786,484	$15,882,043

SUPPLEMENTAL SCHEDULES AND CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and other borrowings	$7,810,654	$6,586,561
Income taxes	$2,242,000	$991,000
Loans transferred to foreclosed real estate during the year	$1,339,193	$—

The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly Monarch Financial Holdings, Inc.’s financial position as of June 30, 2008; the consolidated statements of income for the three and six months ended June 30, 2008 and 2007; the consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2008 and 2007; and the consolidated statements of cash flows for the six months ended June 30, 2008 and 2007. These financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. The financial statements include the accounts of Monarch Financial Holdings, Inc. and its subsidiaries, and all significant intercompany accounts and transactions have been eliminated. Operating results for the three and six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP 03-6-1). FSP 03-6-1 defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities that should be included in computing earnings per share (EPS) using the two-class method under SFAS No. 128, “Earnings per Share.” FSP 03-6-1 is effective for the Corporation’s financial statements for the year beginning on January 1, 2009 and earlier adoption is not permitted. Additionally, all prior-period EPS data shall be adjusted retrospectively. The adoption of FSP 03-6-1 is not expected to have a material impact on our financial condition and results of operations.

In March, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB No. 133” (SFAS 161). SFAS 161 requires expanded qualitative, quantitative and credit-risk disclosures about derivatives and hedging activities and their effects on our financial position, financial performance and cash flows. SFAS 161 also clarifies that derivatives are subject to credit risk disclosures as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 161 is effective for our financial statements for the year beginning on January 1, 2009. The adoption of SFAS 161 will not impact our financial condition and results of operations.

In February, 2008, the FASB issued FSP No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (FSP 140-3). FSP 140-3 requires that an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with, or in contemplation of, the initial transfer be evaluated together as a linked transaction under SFAS 140, unless certain criteria are met. FSP 140-3 is effective for our financial statements for the year beginning on January 1, 2009 and earlier adoption is not permitted. The adoption of FAS 140-3 will not have a material impact on our financial condition and results of operations.

We adopted the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109) for loan commitments measured at fair value through earnings which were issued or modified since adoption. SAB 109 requires that the expected net future cash flows related to servicing of a loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The adoption of SAB 109 generally has resulted in higher fair values being recorded upon initial recognition of derivative interest rate lock commitments.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, SFAS No. 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of this Statement to have a material impact on our financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value and also establishes fair presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141(R), Business Combinations, which replaces SFAS 141, Business Combinations. This Statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree as well as the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of the adoption of SFAS 141(R) on our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment to ARB No. 51, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes expanded disclosure requirements that clearly identify and distinguish between the interest of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years beginning a December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial position and results of operations.

NOTE 2. GENERAL

We are a Virginia-chartered bank holding company engaged in business and consumer banking, investment and insurance sales, and mortgage origination and brokerage. We were created on June 1, 2006 through a reorganization plan, under the laws of the Commonwealth of Virginia, in which Monarch Bank became our wholly-owned subsidiary. Monarch Bank was incorporated on May 1, 1998, and opened for business on April 14, 1999. Our corporate office and main office are located in the Greenbrier area of Chesapeake. In addition we have seven other Virginia banking offices – in the Great Bridge area in Chesapeake, the Lynnhaven area in Virginia Beach, the Town Center area in Virginia Beach, the Oceanfront area in Virginia Beach, the Kempsville area in Virginia Beach, the Ghent area in Norfolk, and an office in downtown Norfolk. Our North Carolina banking division operates as OBX Bank through one office in Kitty Hawk.

In August 2001, we formed Monarch Investment, LLC, to enable us to offer additional services to our clients. We own 100% of Monarch Investment, LLC. As Monarch Investment, LLC, we invested in the formation of Bankers Investment Group, LLC, the parent company of BI Investments, LLC, a registered brokerage firm and investment advisor. On April 30, 2008, Bankers Investment Group, LLC, and BI Investments, LLC, were merged into Infinex Financial Group (Infinex), a broker-dealer headquartered in Meriden, Connecticut, with Monarch Investment, LLC, now holding a 5.62% ownership interest in Infinex. In June of 2008, investment clients began using Infinex as their broker-dealer. Infinex sells non-deposit investment products in various community banks throughout the country.

In January 2003, Monarch Investment, LLC, purchased a minority interest in Bankers Insurance, LLC, in a joint venture with the Virginia Bankers Association and many other community banks. Bankers Insurance, LLC, is a full service property/casualty and life/health agency that ranks as one of the largest agencies in Virginia. Bankers Insurance, LLC, provides insurance to our customers and to the general public.

In February 2004, we formed Monarch Capital, LLC, for the purpose of engaging in the commercial real estate brokerage business. We own a 100% interest in Monarch Capital, LLC.

In September 2006, Monarch Investment, LLC, formed a subsidiary titled Virginia Asset Group, LLC. Virginia Asset Group, LLC, is owned 51% by Monarch Investment, LLC, and 49% by Darin Ely, who serves as its president.

In July 2007, Monarch Investment, LLC, purchased a 51% ownership in Coastal Home Mortgage, LLC, from another bank. This joint venture provides residential loan services through Monarch Mortgage. The 49% ownership is shared by four individuals involved in commercial and residential construction in the Hampton Roads area.

In 2007, Monarch Investment, LLC, sold its minority interest in Bankers Title of Hampton Roads, LLC. In October 2007, Monarch Investment, LLC, formed a new title insurance company, Real Estate Security Agency, LLC,(RESA) along with TitleVentures, LLC. Monarch Investment, LLC, owns 75% of RESA and TitleVentures, LLC, owns 25%. RESA offers residential and commercial title insurance to the clients of Monarch Mortgage and Monarch Bank.

In May 2007, we expanded banking operations into northeastern North Carolina with the opening of a full service banking office in the town of Kitty Hawk, under the name of OBX Bank (OBX). OBX, which operates as a division of the Company, is led by a local management team and a local advisory board of directors.

In June 2007, we announced the expansion of our mortgage operations through the acquisition of a team of experienced mortgage bankers, and our mortgage division changed its name from Monarch Home Funding to Monarch Mortgage (MM). MM originates and sells conventional, FHA, VA and VHDA residential loans and offers additional mortgage products such as construction-permanent loans for Monarch Bank’s loan portfolio. Their primary office is in Virginia Beach with additional offices in Chesapeake and Norfolk, Virginia, Rockville, Waldorf, Crofton, Annapolis and College Park, Maryland, and Rehobeth Beach, Deleware.

In March 2008, Monarch Investment, LLC, formed Home Mortgage Solutions, Inc., in the Richmond area of Virginia. Monarch Investment, LLC, owns 51% with BPRP Funding, LLC, a builder/developer, owning 49%. The primary goal of Home Mortgage Solutions, Inc. is to provide mortgages to our clients and other mortgage clients.

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

	3 months ended June 30,		6 months ended June 30,
	2008	2007	2008	2007
Net income (numerator, basic and diluted)	$927,027	$787,195	$1,895,228	$1,713,583
Weighted average shares outstanding (denominator)	4,928,380	4,854,772	4,849,463	4,841,054

Income per common share - basic	$0.19	$0.16	$0.39	$0.35

Weighted average shares - diluted (denominator)	5,109,992	5,113,310	5,037,299	5,094,894

Income per common share - diluted	$0.18	$0.15	$0.38	$0.34

Dilutive effect- average number of shares	181,612	258,538	187,836	253,840

NOTE 4. FAIR VALUE ACCOUNTING

Effective January 1, 2008, we adopted SFAS 157 and SFAS 159. Both standards address aspects of the expanding application of fair value accounting.

Fair Value Measurements (SFAS 157)

SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157, among other things, requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

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

We determine fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods we use to determine fair value on an instrument specific basis are detailed in the section titled “Valuation Methods”, below.

The following table presents our assets and liabilities related to continuing operations, which are measured at fair value on a recurring basis for each of the fair value hierarchy levels, as of June 30, 2008:

	Fair Value Measurements at Reporting Date Using
Description	Fair Value at June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities - available for sale	$9,183,158	$—	$9,183,158	$—
Rate lock commitments, net	392,474	—	392,474	—

Total Assets	$9,575,632	$—	$9,575,632	$—

The following table provides quantitative disclosures about the fair value measurements for our assets related to continuing operations which are measured at fair value on a nonrecurring basis as of June 30, 2008:

	Fair Value Measurements at Reporting Date Using
Description	Fair Value at June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Real estate owned	$504,660	$—	$—	$504,660

At the time a loan secured by real estate becomes real estate owned, we record the property at the lower of its carrying amount or fair value. Upon foreclosure and through liquidation, we evaluate the property’s fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Any subsequent valuation adjustments are applied to earnings in the “Gain (Loss) on other real estate, net” line item of our consolidated statements of operations. During the quarter and six months ended June 30, 2008, we recorded net gains of $32,378 due to valuation adjustments on real estate owned and gains on sale of real estate owned.

The following table provides a summary of the impact to earnings for the quarter ended June 30, 2008 on our asset and liabilities which are measured at fair value on a recurring and nonrecurring basis:

Asset or Liability Measured at Fair Value	Fair Value Measurement Frequency	Fair Value Adjustments Included in Current Period Earnings	Statement of Operations Line Item Impacted
Rate lock commitments	Recurring	$65,989	Mortgage income adjustments
Real estate owned	Nonrecurring	32,378	Gain on sale of other real estate, net

Total fair value gains (losses)		$98,367

Valuation Methods

Securities – available-for-sale. Securities – available-for-sale are valued at quoted market prices, if available. For securities for which no quoted market price is available, we estimate the fair value on the basis of quotes for similar instruments or other available information. Investment securities classified as available-for-sale are reported at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income. To the extent that the cost basis of investment securities exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. The specific identification method is used in computing realized gains or losses.

Rate lock commitments. Our mortgage loan pipeline consists of mortgage loan applications that have been received but the loan has not yet closed. The interest rates on pipeline loans float with market rates or are accompanied by interest rate lock commitments. A “locked pipeline loan” is a loan where the potential borrower has set the interest rate for the loan by entering into an interest rate lock commitment, or “rate lock commitment,” resulting in interest rate risk to us. Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, if material, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain of loss on sale of mortgage loans.

Real estate owned. Real estate owned is carried at the lower of cost or fair value less estimated selling costs. We estimate fair value at the asset’s liquidation value less selling costs using management’s assumptions which are based on historical loss severities for similar assets. These estimates are reevaluated on a periodic basis to determine if additional adjustments are needed.

Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159)

Under SFAS 159, we may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. After the initial adoption, the election is made at the acquisition of an eligible financial asset, financial liability, or firm commitment or when certain specified reconsideration events occur. The fair value election may not be revoked once an election is made.

Additionally, the transition provisions of SFAS 159 permit a one-time election for existing positions at the adoption date with a cumulative-effect adjustment included in opening retained earnings and future changes in fair value reported in earnings.

At June 30, 2008, we have not elected to implement fair value accounting for any balance sheet items as allowed by SFAS 159.

NOTE 5. COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The only component of other comprehensive income consists of unrealized gains and losses on available-for-sale securities. We account for comprehensive income in accordance with FASB Statement No. 130, Reporting Comprehensive Income. The following is a detail of comprehensive income for the three months ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net Income	$927,027	$787,195	$1,895,228	$1,713,583
Change in unrealized gains (losses) on securities available-for-sale, net of tax expense	(66,170)	(6,825)	(9,276)	(9,008)

Total comprehensive income	$860,857	$780,370	$1,885,952	$1,704,575

Unrealized holding losses during the period	$(100,253)	$(10,341)	$(14,049)	$(13,648)
Less reclassification adjustment for losses included in income	—	—	—	—

Total other comprehensive loss before income tax expense	(100,253)	(10,341)	(14,049)	(13,648)
Income tax benefit	34,083	3,516	4,773	4,640

Net unrealized losses	$(66,170)	$(6,825)	$(9,276)	$(9,008)

NOTE 6. STOCK-BASED COMPENSATION

As of June 30, 2008, we have a stock-based compensation plan. Prior to January 1, 2006, we accounted for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Under these older standards no stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. On January 1, 2006, we adopted FAS Statement No. 123R “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income.

In May 2006, our shareholders ratified the adoption of a new stock-based compensation plan to succeed the Monarch Bank 1999 Incentive Stock Option Plan. The new Monarch Bank 2006 Equity Incentive Plan authorizes the compensation committee to grant options, stock appreciation rights, stock awards, performance stock awards, and stock units to designated directors, officers, key employees, consultants and advisors to our company and its subsidiaries. The Plan authorizes us to issue up to 630,000 split-adjusted shares of our Common Stock plus the number of shares of our Common Stock outstanding under the 1999 Plan. The Plan also provides that no award may be granted more than 10 years after the May 2006 ratification date.

Since May 2006, we have issued stock awards under the new Plan at a price equal to the stock price on the issue date with vesting periods of up to five years from issue. Total compensation costs are recognized annually on a pro-rata basis over the vesting period.

NOTE 7. SEGMENT REPORTING

Reportable segments include community banking and mortgage banking services. Community banking involves making loans to and generating deposits from individuals and businesses in the markets where we have offices. Mortgage banking originates residential loans and subsequently sells them to investors. The mortgage banking segment is a strategic business unit that offers different products and services. It is managed separately because the segment appeals to different markets and, accordingly, requires different technology and marketing strategies. The segment’s most significant revenue and expense is noninterest income and noninterest expense, respectively. We do not have other reportable operating segments. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market based. The assets and liabilities and operating results of our other wholly owned subsidiary, Monarch Capital, LLC, is included in the mortgage banking segment. Monarch Capital, LLC, provides commercial mortgage brokerage services.

Segment information for the three and six months ended June 30, 2008 and 2007 is shown in the following table.

Selected Financial Information

	Commercial and Other Banking	Mortgage Banking Operations	Intersegment Eliminations	Total
Three Months Ended June 30, 2008
Net interest income after provision for loan losses	$3,313,806	$(287,354)	$203,685	$3,230,137
Noninterest income	1,528,525	4,650,288	(635,011)	5,543,802
Noninterest expenses	(3,359,613)	(3,956,515)	33,750	(7,282,378)

Net income before income taxes and minority interest	$1,482,718	$406,419	$(397,576)	$1,491,561

Three Months Ended June 30, 2007
Net interest income after provision for loan losses	$3,951,156	$(19,035)	$—	$3,932,121
Noninterest income	590,942	598,331	56,996	1,246,269
Noninterest expenses	(3,304,564)	(682,543)	46,250	(3,940,857)

Net income before income taxes and minority interest	$1,237,534	$(103,247)	$103,246	$1,237,533

Six Months Ended June 30, 2008
Net interest income after provision for loan losses	$6,624,220	$(540,281)	$343,952	$6,427,891
Noninterest income	3,039,013	9,119,624	(1,566,116)	10,592,521
Noninterest expenses	(6,700,260)	(7,400,260)	55,500	(14,045,020)

Net income before income taxes and minority interest	$2,962,973	$1,179,083	$(1,166,664)	$2,975,392

Six Months Ended June 30, 2007
Net interest income after provision for loan losses	$7,608,229	$(49,423)	$—	$7,558,806
Noninterest income	1,192,069	1,058,878	42,067	2,293,014
Noninterest expenses	(6,208,463)	(1,141,272)	89,750	(7,259,985)

Net income before income taxes and minority interest	$2,591,835	$(131,817)	$131,817	$2,591,835

Segment Assets
2008	$577,832,525	$60,172,278	$(59,430,615)	$578,574,188
2007	$427,690,842	$8,443,099	$(8,618,005)	$427,515,936

NOTE 8. ACQUISITION

On August 10, 2007, we acquired a Maryland mortgage office plus certain other mortgage related assets from Resource Bank, a Virginia Beach - based bank owned by Fulton Financial of Lancaster, Pennsylvania. The assets have been included in the consolidated financial statements since that date. The aggregate purchase price was $2.1 million, of which $53,000 in legal expense was expensed in 2007. The following table summarizes the estimated fair values of the assets acquired at the date of acquisition.

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

Information concerning goodwill and intangible assets is presented in the following table:

	Acquisition Cost	Accumulated Amortization	Ending Value
June 30, 2008
Amortizable intangible assets	$1,250,000	$163,687	$1,086,313
Goodwill	775,000	—	775,000

	$2,025,000	$163,687	$1,861,313

December 31, 2007
Amortizable intangible assets	$1,250,000	$74,401	$1,175,599
Goodwill	775,000	—	775,000

	$2,025,000	$74,401	$1,950,599

Amortization expense for the three month period ended June 30, 2008 totaled $44,643. Amortization expense of $89,286 was recorded in the first six months of 2008.

Estimated Amortization Expense:
For the six months ended 12/31/08	$89,286
For the year ended 12/31/09	178,572
For the year ended 12/31/10	178,572
For the year ended 12/31/11	178,572
For the year ended 12/31/12	178,572
Thereafter	282,739

$1,086,313

NOTE 10. PRIVATE OFFERING OF COMMON STOCK

In June 2008, we issued and sold 774,110 shares of our common stock to the selling shareholders in two private placements. Selling shareholders were accredited investors and included certain qualifying insiders. These insiders were members of our board of directors and senior management whose purchases were made in accordance with Nasdaq Capital Market guidelines.

Date	Shares Placed	Per Share Price	Offering Proceeds
June 6, 2008	473,654	$9.25	$4,381,300	Accredited investors
June 6, 2008	69,801	$9.90	$691,030	Accredited investors / company insiders
June 30, 2008	230,655	$9.25	$2,133,559	Accredited investors

	774,110

	Gross proceeds		$7,205,888
	Less commissions		318,382
	Less other expenses		120,000

	Net proceeds		$6,767,506

These offerings were deemed to be exempt under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of our company or executive officers of our company, and transfer was restricted by our company in accordance with the requirements of the Securities Act of 1933. All of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

We will use the proceeds from the private placements for working capital and general corporate purposes, including supporting our growth initiatives.

ITEM 2.

MONARCH FINANCIAL HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The purpose of this discussion is to focus on important factors affecting our financial condition and results of operations. The discussion and analysis should be read in conjunction with the Consolidated Financial Statements and supplemental financial data.

This report contains forward-looking statements with respect to our financial condition, results of operations and business. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of our management and on information available at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected include the following:

•	General economic conditions may deteriorate and negatively impact the ability of borrowers to repay loans and depositors to maintain balances.

•	Changes in interest rates could reduce income.

•	Competitive pressures among financial institutions may increase.

•	The businesses that we are engaged in may be adversely affected by legislative or regulatory changes, including changes in accounting standards.

•	New products developed or new methods of delivering products could result in a reduction in our business and income.

•	Adverse changes may occur in the securities market.

A summary of our significant risk factors is set forth in Note 1A in our 2007 Form 10-K.

Earnings Summary

We reported net income of $927,027 and $1,895,228 for the three months and six months ending June 30, 2008, compared to $787,195 and $1,713,583 for the same period in 2007. This represents a $139,832, or 17.8% increase in net income for the quarter and $181,645, or 10.6% increase, year-to-date. Net interest income decreased 11.1% or $449,054 and 8.0% or $625,883 during the second quarter and six months ended June 30, 2008, when compared to 2007. Noninterest income increased 344.8% to $5,543,802 during the second quarter and 361.9% to $10,592,521 during the first six months of 2008 when compared to $1,246,269 and $2,293,014, respectively, for the same period in 2007. Noninterest expenses totaled $7,282,378 for the second quarter and $14,045,020 for the first half of 2008. This is an increase of $3,341,521 and $6,785,035 over the second quarter and first half of 2007. Basic earnings per share of common stock were $0.19 compared to $0.16 for the second quarters of 2008 and 2007, respectively. Year-to-date, basic earnings were $0.39 in 2008 and $0.35 in 2007. Diluted earnings per share of common stock were $0.18 and $0.38 compared to $0.15 and $0.34 for the second quarter and first six months of 2008 compared to 2007.

Profitability as measured by our annualized return on average assets (ROA) was 0.68% compared to 0.81% for the three months ended, and 0.72% compared to 0.93% for the six months ended June 30, 2008 and 2007, respectively. Another measure of our profitability, the annualized return on average equity (ROE) was 9.73% and 10.10% for the second quarter and six months ended June 30, 2008 compared to 8.74% and 9.75% for the same periods in 2007.

Net Interest Income

Net interest income represents our principal source of earnings. In 2008 net interest income has declined due to a combination of sharply declining rates and strong liability growth. This is in contrast to 2007 net interest income, which increased through the combination of predominately higher interest rates and greater asset growth. The Federal Reserve Bank’s Federal Open Market Committee has decreased the Federal Funds rate 225 basis points since mid-December 2007 to a low of 2.00% compared to the same period in 2007 in which the rate was a level 5.25%. The Wall Street Journal Prime Rate has followed the Federal Funds rate trend with current rates at 5.00% compared to 8.25% for the first half of 2007. A majority of our loans use the Wall Street Journal Prime Rate as their rate index, and increases in this rate increase interest income while decreases reduce interest income. Additionally, we are asset sensitive as the loans that are tied to Wall Street Journal Prime are set to move immediately with each rate change, while a major category of funding liabilities reprice based on longer maturity dates, creating margin compression.

Net interest income was $3,599,067 for the quarter and $7,191,923 for the year-to-date 2008. These represent declines of 11.1%, or $449,054 and 8.0%, or $625,883, respectively, for the second quarter and first six months of 2008, compared to 2007. The largest component of net interest income is total interest and fees on loans. The impact of lower rates and slower loan growth in the second quarter of 2008, compared to the first quarter, was a second quarter decline of 3.3% or $242,676 and year-to-date increase of 2.8% or $390,672. Interest on investment securities continued to decline due to decreasing portfolio balances. Interest on federal funds sold and overnight funds showed a modest increase. Interest on investment securities declined 27.4% to $106,991 in second quarter and 26.6% to $226,526 in the first half of 2008, compared to $147,336 and $308,589 for the same periods in 2007. Our investment portfolio has declined 28.0% on average when comparing the first six months of 2008 to 2007. A majority of the decline in the investment portfolio is due to maturities coupled with called securities. Interest on federal funds sold was $8,384 and $11,884 in the second quarter and first six months of 2008 compared to $6,563 and $11,649 for the same periods in 2007.

Higher balances of stock in the Federal Reserve and the Federal Home Loan Bank of Atlanta have resulted in greater dividends on restricted equity securities. The dividend income for the second quarter of 2008 was $60,957, an increase of 47.7% or $19,682 over the same period in 2007. Year-to-date dividend income was $120,354 and $77,597 in 2008 compared to 2007, an increase of $42,757 or 55.1%. Other interest income, which is primarily interest bearing deposits at the Federal Home Loan Bank, was $36,890 and $54,980 for the second quarter and first six months of 2008 compared to $16,974 and $34,291 for the same periods in 2007.

Interest expense on deposits increased $217,105 or 7.3% for the second quarter of 2008 compared to 2007. Year-to-date interest on deposits increased $793,169 or 13.9% when comparing 2008 to 2007. On a comparative basis, growth in deposit interest expense has slowed significantly over the first quarter of 2008 when the increase was $576,064 or 20.9%. Although, deposit expense has increased due to a shift in the deposit mix to higher cost deposits, the quarter-to-quarter impact of this shift has lessened as repricing has occurred. Interest expense on borrowings totaled $333,391 and $837,392, an increase of 21.1% and 51.4% for the second quarter and first six months of 2008 when compare to the same periods in 2007. Increased borrowings were the result of consistently higher loan funding needs. We issued trust preferred subordinated debt in the third quarter of 2006 which provided a funding source for loans. Trust preferred interest expense for the second quarter of 2008 was $109,793 compared to $177,611 in 2007. For the first six months of 2008 compared to 2007, trust preferred interest expense decreased $79,376 to $272,329, a 22.6% decline, due to lower Libor-based pricing for the period.

Average Balances, Income and Expenses, Yields and Rates

The net interest spread on a tax-equivalent basis decreased 83 basis points to 2.66% for first six months of 2008 when compared to 3.49% for the same period in 2007. The yield on earning assets decreased 185 basis points to 6.26% in 2008 compared to 8.11% for the first half of 2007, while the cost of interest bearing liabilities only decreased 102 basis points to 3.60% from 4.62%, respectively, for the same period. On average, liability growth outstripped asset growth and paired with a swifter decline in asset yield, served to compress net interest margin 136 basis points to 3.08%

Bank Owned Life Insurance (BOLI) has been included in interest earning assets. We purchased $6,000,000 in BOLI during the fourth quarter of 2005. The income on BOLI is not subject to Federal Income tax, giving it a tax-effective yield of 5.50% for the first six months of 2008 compared to 5.93% for the same period in 2007.

In July 2006 we added additional capital through the issuance of $10,000,000 in trust preferred securities. These securities are treated as subordinated debt and have been included in other borrowings. The cost on trust preferred securities decreased to 5.39% from 7.00% in the first half of 2008 compared to 2007.

The following table sets forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and the related income, expense and corresponding weighted average yields and costs.

AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

The following is an analysis of net interest income, on a taxable equivalent basis.

	For Periods Ended June 30,
	2008			2007
	Average Balance	Income/ Expense	Yield Rate(1)	Average Balance	Income/ Expense	Yield Rate(1)
ASSETS
Securities, at amortized cost
Taxable	$10,526,544	$226,526	4.33%	$14,576,204	$308,589	4.27%

Total securities	10,526,544	226,526	4.33%	14,576,204	308,589	4.27%
Loans, net	454,620,043	14,397,201	6.37%	338,342,173	14,006,529	8.35%
Federal funds sold	993,684	11,884	2.41%	450,900	11,649	5.21%
Dividend-earning restricted equity securities	4,127,325	120,354	5.86%	2,737,702	77,597	5.72%
Deposits in other banks	4,642,015	54,980	2.38%	1,358,885	34,291	5.09%
Bank owned life insurance (2)	6,600,108	180,668	5.50%	6,355,233	186,788	5.93%

Total earning assets	481,509,719	14,991,613	6.26%	363,821,097	14,625,443	8.11%

Less: Allowance for loan losses	(4,086,072)			(3,360,282)
Total nonearning assets	52,346,553			20,521,412

Total assets	$529,770,200			$380,982,227

LIABILITIES and SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$16,439,296	$82,536	1.01%	$10,420,702	$13,970	0.27%
Regular savings	5,607,991	13,116	0.47%	6,250,819	18,667	0.60%
Money market savings	132,539,173	1,938,107	2.94%	145,166,994	3,318,921	4.61%
Certificates of deposit
$100,000 and over	123,654,399	2,562,796	4.17%	46,314,483	1,171,373	5.10%
Under $100,000	91,298,937	1,912,746	4.21%	50,532,398	1,193,201	4.76%

Total interest-bearing deposits	369,539,796	6,509,301	3.54%	258,685,396	5,716,132	4.46%
Borrowings	55,592,703	1,109,721	4.01%	30,402,864	904,717	6.00%

Total interest-bearing liabilities	425,132,499	$7,619,022	3.60%	289,088,260	$6,620,849	4.62%
Noninterest-bearing liabilities
Demand deposits	61,454,242			55,232,839
Other noninterest-bearing liabilities	5,464,346			1,215,775

Total liabilities	492,051,087			345,536,874
Shareholders’ equity	37,719,113			35,445,353

Total liabilities and shareholders’ equity	$529,770,200			$380,982,227

Net interest income (2)		$7,372,591			$8,004,594

Interest rate spread (2)(3)			2.66%			3.49%

Net interest margin (2)(4)			3.08%			4.44%

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a $61,427 adjustment for 2008 and a $63,508 adjustment for 2007.
(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.
(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

Noninterest Income

Total noninterest income was $5,543,802 for the second quarter of 2008, an increase of $4,297,533 or 344.8%, compared to $1,246,269 for the same period in 2007. Noninterest income increased 361.9% or $8,299,507 to $10,592,521 during the first six months of 2008 compared to 2007. This significant increase is due to a change in management focus with regard to the expansion our mortgage operations. The following table sets forth the major components of noninterest income for the three months ended and the first six months of 2008.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Mortgage banking income	$4,437,381	$598,331	$8,762,727	$1,058,878
Investment and insurance commissions	409,066	269,805	696,424	515,170
Service charges and fees	335,068	296,465	664,122	546,304
Security gains, net	7,655	—	10,801	—
Gain on sale of other real estate, net	32,378	—	32,378	—
Bank owned life insurance income	59,896	62,280	119,241	123,280
Title company income	15,146	13,263	53,307	31,955
Gain on sale of assets, net	14,410	—	24,410	—
Other	232,802	6,125	229,111	17,427

	$5,543,802	$1,246,269	$10,592,521	$2,293,014

Gross mortgage banking income from Monarch Mortgage and our commercial mortgage banking subsidiary, Monarch Capital, LLC, increased $3,839,050 or 641.6% to $4,437,381 for the second quarter of 2008 compared to 2007. Year-to-date mortgage banking income increased 727.5% or $7,703,749. In the first half of 2007 our mortgage operations consisted of a small group of mortgage lenders utilizing an outside company for mortgage processing. In June 2007, our management undertook a significant expansion of mortgage operations, which included an in-house processing center and a full service multi-branch mortgage operation, under the name Monarch Mortgage. The newly expanded, Monarch Mortgage closed 559 loans totaling $150,152,465 in the second quarter for 1,131 year-to-date 2008 closings totaling $304,766,121. This compares to 99 mortgage loan closings totaling $22,167,963 in the second quarter of 2007 and 175 year-to-date 2007 closings totaling $37,428,203.

Investment and insurance commissions increased $139,261 or 51.6% in the second quarter of 2008 and $181,254 or 35.2% for the first six months compared to the same period in 2007. On October 1, 2006, through Monarch Investment, LLC, we formed a subsidiary called Virginia Asset Group, LLC (VAG), with an investment advisor to sell insurance and non-deposit investment products. We have a 51% ownership interest in VAG. Other income includes a one-time gain totaling $217,325 from the change of ownership of Monarch Investment, LLC, resulting from the merger of BI Investments, LLC into Infinex Financial Group.

Service charges and fees on deposit accounts increased $38,603 for the second quarter and $117,818 for the first six months of 2008, which represents a quarterly increase of 13.0% and a year-to-date increase of 21.6% over the same periods in 2007. The primary components of this increase were deposit account growth and ATM transaction fees. We have an agreement with a third-party vendor to brand ATMs in Food Lion grocery stores in southeast Virginia and northeast North Carolina. In return for supplying the cash for the machines and paying the machines’ cash servicing fees, we receive a portion of the transaction surcharge and our customers can withdraw cash from the machines without a fee or transaction surcharge. A portion of the ATM fee increase was also due to fees generated at our 9 ATMs located at banking center sites. The third-party vendor relationship plus our 9 office ATMs creates a network of over 50 active branded ATMs.

We recorded security gains totaling $7,655 on two agency securities that were called in the second quarter of 2008. Year-to date, five of our agency securities have been called prior to final maturity. The majority of these securities had been purchased at a discount which resulted in gains totaling $10,801. Gain on sale of other real estate is a net of sales proceeds and valuation adjustments for two properties that were transferred to other real estate.

Bank Owned Life Insurance (BOLI), is included in the net interest income calculation for yield analysis. We purchased $6.0 million in BOLI during the fourth quarter of 2005. The income from BOLI, which is not subject to tax, has declined slightly due to rate adjustments. The tax-effective earnings are $90,752 for the second quarter and $180,668 for the first six months of 2008 compared to $94,364 and $186,788, respectively, for the same period in 2007.

Through Monarch Investment, LLC, we are a 75% interest in a title company, Real Estate Security Agency, LLC, which had year-to-date net income of $53,307. We purchased this interest in October 2007. Income reported in the first nine months of 2007 is related to a minority interest we held in Bankers Title of Central Virginia, LLC, which was sold at that time.

Noninterest Expense

Total noninterest expenses increased $3,341,521, or 84.8% for the second quarter and $6,785,035, or 93.5% for the first six months of 2008 compared to the same periods in 2007. The following table sets forth the major components of noninterest expense for the three months ended and the first six months of 2008.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Salaries and employee benefits	$4,902,679	$2,458,277	$9,508,101	$4,466,590
Occupancy expenses	557,139	302,090	1,047,915	582,038
Furniture and equipment expense	322,801	153,999	620,391	301,206
Loan origination expenses	457,075	153,718	924,584	281,346
Data processing services	165,055	152,875	332,430	306,826
Telephone	98,587	47,966	202,675	89,135
Stationary and supplies	86,818	73,229	185,764	134,938
Professional fees	76,459	125,942	166,499	187,000
Marketing expense	103,745	57,371	163,541	111,080
Regulatory Assessment	78,610	27,000	136,210	54,000
Virginia Franchise Tax	95,940	96,171	124,224	192,341
ATM expense	57,036	48,936	116,194	97,145
Amortization of intangible assets	44,643	—	89,286	—
Other	235,791	243,283	427,206	456,340

	$7,282,378	$3,940,857	$14,045,020	$7,259,985

Salaries and employee benefits showed the greatest increase compared to the same periods in 2007. The second quarter 2008 increase was 99.4% or $2,444,402 and the year-to-date increase was 112.9% or $5,041,511. The majority of this increase was related to personnel growth at Monarch Mortgage. With our expansion of mortgage operations including entering other markets, the number of full-time equivalent employees has risen to 272 at June 30, 2008 compared to 184 for the same period in 2007. Secondary increases are attributable to the following factors: 1) an increase in occupancy plus furniture and equipment expenses related to the additional banking and mortgage offices; 2) an increase in loan origination expense related to increased production by Monarch Mortgage; 3) an increase in telephone expenses related to the mobile nature of large mortgage force; 4) an industry-wide rate adjustment to Federal Deposit Insurance coupled with a higher assessment base.

	Increase For the Three Months Ended June 30,		Increase For the Six Months Ended June 30,
	Dollars	Percentage	Dollars	Percentage
Salaries and employee benefits	$2,444,402	99.4%	$5,041,511	112.9%
Occupancy expenses	255,049	84.4%	465,877	80.0%
Furniture and equipment expense	168,802	109.6%	319,185	106.0%
Loan origination expenses	303,357	197.3%	643,238	228.6%
Telephone	50,621	105.5%	113,540	127.4%
Regulatory Assessment	51,610	191.1%	82,210	152.2%

Income Taxes

The income tax provision was $446,600 for the second quarter of 2008 compared to $411,763 for the prior year. The effective tax rate for the second quarter of 2008 was 32.5%, compared to 34.3% for the same period in 2007. The year-to-date tax provision for 2008 was $914,800 compared to $819,247 for the same period in 2007. The effective tax rate for the first half of 2008 was 32.6%, compared to 32.3% for the same period in 2007.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Total assets increased 15.0% to $578,574,188 at June 30, 2008 when compared to assets of $503,163,771 at December 31, 2007. On an annual basis total assets increased 5.3% at June 30, 2008 when compared to assets of $427,515,936 at June 30, 2007. Total loans as of June 30, 2008 were $487.4 million, an increase of $68.2 million, or 16.3%, from $419.2 million at year-end 2007. On an annual basis total loans increased $129.9 million, or 36.4%, from $357.5 million in June 2007. Loans held for sale were $39.5 million, an increase of $20.7 million from $18.8 million at December 31, 2007, and on an annual basis mortgages held for sale increased $32.0 million from $7.5 million at June 30, 2007 primarily due to increased volume at our mortgage division. Investment securities were $10.2 million at June 30, 2008, compared to $31.0 million at year-end 2007. On an annual basis, investments securities decreased $17.2 million, or 62.6% over June 30, 2007. Cash and cash equivalents were $13.8 million, an increase of $4.3 million, or 45.7% from $9.5 million at December 31, 2007.

Deposits increased $74.8 million, or 19.2%, during the six months ended June 30, 2008. On an annualized basis deposits increased $121.6 million or 35.5%. Noninterest-bearing demand deposit accounts increased $8.8 million to $74.9 million, a 13.4% increase over December 31, 2007 and $5.6 million on an annual basis when compared to June 30, 2007. During the first quarter of 2008, we began offering several new interest-bearing demand deposit products. As a result, interest-bearing demand deposits increased to $18.4 million, a 67.3% or $7.4 million increase over $11.0 million at December 31, 2007. Interest-bearing demand deposits are included in interest-bearing deposits which totaled $389.6 million at June 30, 2008, compared to $323.6 million at year-end 2007. Money market deposits and certificates of deposits (CDs) are the major categories of our interest-bearing deposits.

Money market accounts, which are attractive to more rate sensitive depositors due to their higher relative yield coupled with accessibility, tend to be adversely impacted by declining rates and positive trends in the stock market. Therefore, recent activity in the stock market coupled with declining rates has resulted in declining money market balances. Money market deposits declined $7.6 million to $129.4 million in June 2008 compared to $137.0 million at December 31, 2007. On an annual basis, money market deposits declined $13.1 million from $142.5 million at June 30, 2007. Due to loan growth and the funding needs of a growing mortgage operation, we have moved to heavier reliance on CDs as a funding source. CDs have increased to $235.9 million, an increase of $65.8 million, or 38.7% over December 31, 2007 and $124.2 million, or 111.2% over $111.7 million at June 30, 2007. The majority of this growth has been in the form of out-of-market brokered CDs which can be obtained in a short period of time on a larger scale than in-market organic growth. We have also found this source of deposits to be both efficient and cost effective.

Stockholders’ equity was $45.3 million at June 30, 2008, compared to $36.5 million at December 31, 2007. Components of the change in stockholders’ equity include net income of $1,895,228, net unrealized losses on available-for-sale securities totaling $9,276, stock based compensation totaling $141,159, and issuance of common stock related to a private capital offering totaling $6,767,506.

Asset Quality

We had four nonperforming assets totaling $644 thousand at June 30, 2008. During the second quarter of 2008 we charged-off balances on 8 loans totaling $99 thousand and had recoveries on 2 loans of $26 thousand. There were three nonperforming assets at December 31, 2007 totaling $81 thousand. Nonperforming assets traditionally consist of nonaccrual loans, loans past due 90 days or more and still accruing interest, restructured loans and other real estate owned. We continue to demand a high level of credit quality on new loans.

	June 30, 2008	December 31, 2007
Loans 90 days past due	$—	$332,520
Nonaccrual loans	139,430	81,751
Other Real Estate	504,660	—

Total Nonperforming Assets	$644,090	$414,271

Nonperforming assets to period end assets	0.11%	0.08%

Allowance for Loan Losses

The allowance for loan losses is to provide for losses inherent in the loan portfolio. Our management team is responsible for determining the level of the allowance for loan losses, subject to the review of the Board of Directors. Among other factors, the Committee considers on a quarterly basis our historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, nonperforming credits, our loan “Watch” list, and national and local economic conditions.

Although we believe we have sufficient allowance for our existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future. The allowance for loan losses totaled $4,621,000 and $3,494,000 at June 30, 2008 and June 30, 2007, respectively. The ratio of the allowance for loan losses to total loans outstanding at June 30, 2008 and 2007 was 0.95% and 0.98%, respectively.

During the second quarter of 2008 and 2007, we recorded $368,930 and $116,000 in provision expense, respectively. Loans charged-off during the second quarter of 2008 totaled $99,001 and recoveries totaled $26,071 for a net charge-off of $72,930. Year-to-date charged-off loans total $156,295 and recoveries total $37,263 for a net charge-off of $119,032. There were no loans charged-off or recovered in the first half of 2007. Since it began operations in 1999, we have recorded net charge-offs of approximately $399,460. The table below summarizes the activity in the allowance for loans losses for the three and six month periods ending June 30, 2008 and 2007.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Balance, beginning of period	$4,325,000	$3,378,000	$3,976,000	$3,235,000
Provisions charged to operations	368,930	116,000	764,032	259,000
Loans charged-off	(99,001)	—	(156,295)	—
Recoveries	26,071	—	37,263	—

Balance, end of period	$4,621,000	$3,494,000	$4,621,000	$3,494,000

Total loans outstanding			487,359,596	357,535,528
Ratio of allowance for loan losses to total loans outstanding			0.95%	0.98%

We have developed a methodology to determine an allowance to absorb probable loan losses inherent in the portfolio based on evaluations of the potential collection of loans, historical loss experience, peer bank loss experience, delinquency trends, economic conditions, portfolio composition, and specific loss estimates for loans considered substandard or doubtful. All commercial and commercial real estate loans that exhibit probable or observed credit weaknesses are subject to individual review. If necessary, reserves would be allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral and other sources of cash flow. Any reserves for impaired loans are measured based on the present rate or fair value of the underlying collateral. We evaluate the potential collection of both principal and interest when assessing the need for a loss accrual. A composite allowance factor that considers our and other peer bank loss experience ratios, delinquency trends, economic conditions, and portfolio composition are applied to the total of commercial and commercial real estate loans not specifically evaluated.

Homogenous loans, such as consumer installment, home equity loans, and smaller consumer loans may not be individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are generally established for each homogenous pool of loans and are based on the expected net charge-offs from a current trend in delinquencies, losses or historical experience and general economic conditions. When information does arise to indicate that there is a credit weakness for a loan within this portfolio the loan is reviewed individually and reserves are allocated based on our estimate of management’s estimate of the borrower’s ability to repay the loan given the availability of collateral and other sources of cash flow. We have no material delinquencies in these types of loans, and have not, since inception, had a trend or an indication of a trend that would guide us in expected material losses in these types of homogenous pools of loans. We believe that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in our loan portfolio at June 30, 2008.

Liquidity

Our management team monitors and plans our liquidity position for future periods. Liquidity is provided from cash and due from banks, interest-bearing deposits in other banks, repayments from loans, increases in deposits, lines of credit from four correspondent banks and two federal agency banks and a planned structured continuous maturity of investments. We believe that these factors provide sufficient and timely liquidity for the foreseeable future.

We also take into account any liquidity needs generated by off-balance sheet transactions such as commitments to extend credit, commitments to purchase securities and standby letters of credit.

We have a line of credit that can equal up to 30% of assets with the Federal Home Loan Bank of Atlanta (FHLB) that totaled approximately $88,505,198 with $28,979,961 available at June 30, 2008. This line is currently reduced by $5.0 million, which has been pledged as collateral for public deposits. Should we ever desire to increase their line of credit beyond the current 30% limit, the FHLB would allow borrowings of up to 40% of total assets once we meet specific eligibility requirements.

Borrowings outstanding under the FHLB line of credit were $54,525,237 at June 30, 2008 and $63,531,200 at December 31, 2007. We had four borrowing advances outstanding as of June 30, 2008, with the following final maturities:

Advance Amount	Expiration Date
$32,800,000	July 2008
10,000,000	November 2009
10,000,000	November 2010
1,725,237	September 2015

$54,525,237

The advance maturing in 2015 is a principal reducing credit that matures on September 28, 2015. Terms include 39 quarterly principal payments of $25k beginning December 2005, with a final payment of $1,025,500 in September 2015. We are utilizing this advance to match-fund several long term fixed rate loans. The interest rate for this advance is fixed at 4.96%.

The advance maturing in 2009 bears a fixed interest rate of 4.04% and has a one-time conversion feature. The FHLB has the option of a conversion to a variable rate instrument on November 17, 2008.

The advance maturing in 2010 bears a fixed interest rate of 3.97% and has a one-time conversion feature. The FHLB has the option of a conversion to a variable rate instrument on May 15, 2009.

The advance maturing in July 2008 is a daily rate credit that matures July 1, 2008. The rate on June 30, 2008 was 2.50%.

In the course of operations, due to fluctuations in loan and deposit levels, we occasionally find it necessary to purchase Federal Funds on a short-term basis. We also have federal funds lines of credit facilities established with three other banks in the total amount of $15,000,000. At June 30, 2008 there were no outstanding balances on these lines. We also have access to the Federal Reserve Bank’s discount window should a liquidity crisis occur.

We have no material commitments or long-term debt for capital expenditures at the report date. The only long-term debt is for funding loans and is described below under Borrowings.

Off-Balance Sheet Arrangements

In the ordinary course of performing traditional banking services we enter into certain financial transactions that result in off-balance sheet transactions. The off-balance sheet transactions recognized as of June 30, 2008 and December 31, 2007 were a line of credit to secure public funds and commitments to extend credit and standby letters of credit issued to customers. The line of credit to secure public funds was from Federal Home Loan Bank for $5 million at June 30, 2008 and December 31, 2007.

Commitments to extend credit, which amounted to $293.0 million at June 30, 2008 and $242.2 million at December 31, 2007, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

We did not have any commitments to purchase securities on June 30, 2008 or December 31, 2007.

Standby letters of credit are conditional commitments we issue guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At June 30, 2008 and December 31, 2007, we had $5.8 million and $6.2 million, respectively, in outstanding standby letters of credit.

We have eighteen non-cancelable leases for premises. The original lease terms are from one to twenty-one years and have various renewal and option dates.

Capital Adequacy

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Management reviews the adequacy of our capital on an ongoing basis with reference to the size, composition, and quality of our resources and compliance with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses.

In June 2008, we issued and sold 774,110 shares of our common stock to the selling shareholders in two private placements. Selling shareholders were accredited investors and included certain qualifying insiders. These insiders were members of our board of directors and senior management whose purchases were made in accordance with NASDAQ Capital Market guidelines. We will use the proceeds from the private placements for working capital and general corporate purposes, including supporting our growth initiatives.

Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance sheet assets in relation to their perceived risk. Tier 1 capital consists of stockholders’ equity and minority interests in consolidated subsidiaries, less net unrealized gains on available-for-sale securities. Tier 2 capital, a component of total capital, consists of a portion of the allowance for loan losses, certain components of nonpermanent preferred stock and subordinated debt. The $10 million in trust preferred securities we issued in July 2006 qualified as Tier 1 capital. Our ratios exceed regulatory requirements.

The following table sets forth our risk-based capital position at June 30, 2008 and December 31, 2007:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
	(Dollars in Thousands)
As of June 30, 2008
Total Risk-Based Capital Ratio	$58,129	12.28%	$37,869	8.00%	$47,336	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)

Tier 1 Risk-Based Capital Ratio	$53,508	11.30%	$18,941	4.00%	$28,411	6.00%
(Tier 1 Capital to Risk-Weighted Assets)

Tier 1 Leverage Ratio	$53,508	9.73%	$21,997	4.00%	$27,496	5.00%
(Tier 1 Capital to Average Assets)

As of December 31, 2007
Total Risk-Based Capital Ratio	$48,590	10.05%	$38,678	8.00%	$48,348	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)

Tier 1 Risk-Based Capital Ratio	$44,614	9.22%	$19,358	4.00%	$29,033	6.00%
(Tier 1 Capital to Risk-Weighted Assets)

Tier 1 Leverage Ratio	$44,614	9.56%	$18,668	4.00%	$23,334	5.00%
(Tier 1 Capital to Average Assets)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The effective management of market risk is essential to achieving our objectives. Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. We are not subject to currency exchange risk or commodity price risk.

As a financial institution, interest rate risk and its impact on net interest income is the primary market risk exposure. The Asset/Liability Management Committee (“ALCO”) is primarily responsible for establishing asset and liability strategies and for monitoring and controlling liquidity and interest rate risk. We evaluate interest sensitivity risk in accordance with its asset liability policies, and then formulates strategies regarding asset originations, pricing, funding sources, and off-balance sheet commitments in order to decrease sensitivity risk. These strategies are based on management’s outlook regarding future interest rate movements, the state of the regional and national economy, and other financial and business risk factors. We establish prices for deposits and loans based primarily on local market conditions.

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

Impacts of changing interest rates on loans and deposits are reflected in our financial statements. Management believes that the mortgage banking operations of its division, Monarch Mortgage, provide somewhat of a natural interest rate hedge, in that we are interest rate sensitive to a downward change in the prime rate for short term periods. When loan interest rates decline, our earnings will be negatively impacted but the mortgage company’s volume should increase as the demand for refinancing and purchase money mortgages increase. The reverse should occur in a rising interest rate environment.

Monarch is asset-sensitive, primarily due to its adjustable rate loan portfolio. The majority of the our loan portfolio is indexed to the Wall Street Journal Prime rate and can adjust either daily or monthly. This asset-sensitive position positively impacts our business in a rising rate environment, as asset-yields rise faster than the cost of funding those assets.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out its evaluation.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities

Effective on June 30, 2008, the Company had sold $2.1 million of common stock in the second closing of a private placement in which it sold a total of 774,110 shares of common stock with gross proceeds of $7.2 Million in additional equity capital. The first closing of the private placement was announced on June 10, 2008. In this placement, accredited investors purchased 704,309 shares at $9.25 per share, a discount to current market price to reflect the restrictions placed on the newly issued shares, and members of the corporate board of directors and senior management purchased 69,801 shares at $9.90 per share, the closing price of the Company’s common stock on June 6, 2008, which, in accordance with NASDAQ guidelines on purchases by company insiders, is considered to be the market value of purchased shares. Monarch sold the private placement to local investors, institutional investors, board members, and members of management.

The Company agreed to pay to the placement agent for the private placement commissions of $318,382. The net proceeds of the Offering, after deducting commissions and expenses, will be approximately $6.8 million. Monarch Financial Holdings, Inc. now has 5,647,175 shares of common stock outstanding.

The newly issued stock was exempt from the registration requirements of the Securities Act of 1933 and is subject to substantial restrictions as to transferability until such time as it becomes registered. The proceeds from the sale of the shares will be used by the Company for working capital and general corporate purposes, including supporting its growth initiatives. Monarch will rely on Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, including Rule 506 of Regulation D, for the exemption from registration for the sale of such shares. This press release does not constitute an offer to sell or the solicitation of an offer to buy the securities.

The following documents were filed with the SEC related to this offering:

Form 8-K, filed June 12, 2008 to announce the sale of common stock in a private placement offering.

Form 8-K, filed July 3, 2008 to announce the sale of additional shares of common stock in the Company’s private placement.

Form S-1, filed July 11, 2008, preliminary prospectus related to Company’s sale of common stock.

Form 424B3, filed July 24, 2008, prospectus related to Company’s sale of common stock.

Form 424B3, filed July 29, 2008, prospectus related to Company’s sale of common stock.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submissions of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders on May 1, 2008, the following items were submitted to the security holders of the Bank:

ITEM 1: Election of Directors. The following persons were all elected as directors of the Company to serve a three-year term: Joe P. Covington, Jr., E. Neal Crawford, Jr., William F. Rountree, Jr. and Dwight C. Schaubach. The following person was elected as directors of the Company to serve a one-year term: Lawrence L. Sutton.

ITEM 2: The ratification of the appointment of Goodman & Company, LLP as the Company’s independent certified public accountants for the year ending December 31, 2008 was approved.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit 11 – Refer to EPS calculation in the Notes to Financial Statements

Exhibit 31.1 – Certification of CEO pursuant to Rule 13a-14(a)

Exhibit 31.2 – Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32.1 – Certification of CEO and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Form 8-K

Form 8-K filed April 24, 2008 to announce the Company’s financial performance.

Form 8-K, filed June 12, 2008 to announce the sale of common stock in a private placement offering.

Form 8-K, filed July 3, 2008 to announce the sale of additional shares of common stock in the Company’s private placement.

Form 8-K, filed July 23, 2008, to announce the Company’s financial performance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH FINANCIAL HOLDINGS, INC.

/s/ William F. Rountree, Jr
William F. Rountree, Jr.	Date: August 14, 2008
President & Chief Executive Officer

/s/ Brad E. Schwartz.
Brad E. Schwartz	Date: August 14, 2008
Executive Vice President & Chief Financial Officer