Form 10-Q
period 2008-09-30
Monarch Financial Holdings, Inc.
filed 2008-11-14
CIK 1364856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: September 30, 2008

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

Common Stock, $5.00 Par Value – 5,688,580 as of November 14, 2008.

MONARCH FINANCIAL HOLDINGS, INC.

FORM 10-Q

SEPTEMBER 30, 2008

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	Unaudited	Audited
	September 30,	December 31,
	2008	2007
ASSETS:
Cash and due from banks	$14,060,431	$8,409,011
Interest bearing bank balances	93,850	992,539
Federal funds sold	—	63,000

Total cash and cash equivalents	14,154,281	9,464,550

Investment securities held-to-maturity, at cost	500,000	22,084,559
Investment securities available-for-sale, at fair value	17,290,441	8,873,740
Loans held for sale	36,395,041	18,792,568

Loans, net of unearned income	501,052,390	419,153,283
Less: allowance for loan losses	(4,991,000)	(3,976,000)

Loans, net	496,061,390	415,177,283

Property and equipment, net	10,274,609	9,719,217
Restricted equity securities	3,756,650	4,847,600
Bank owned life insurance	6,724,026	6,543,665
Goodwill	775,000	775,000
Intangible assets	1,041,670	1,175,599
Other real estate owned	410,288	—
Other assets	7,451,381	5,709,990

Total assets	$594,834,777	$503,163,771

LIABILITIES:
Deposits:
Noninterest-bearing	$73,378,530	$66,078,161
Interest-bearing	425,325,547	323,626,118

Total deposits	498,704,077	389,704,279

Borrowings:
Trust preferred subordinated debt	10,000,000	10,000,000
Federal Home Loan Bank advances	31,700,255	63,531,200
Federal funds purchased	4,790,000	—

Total borrowings	46,490,255	73,531,200

Other liabilities	3,236,754	3,322,094

Total liabilities	548,431,086	466,557,573

Minority interest in subsidiaries	109,749	57,702

STOCKHOLDERS’ EQUITY:
Preferred stock, $5 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $5 par value, 20,000,000 shares authorized, issued and outstanding 5,688,580 and 4,827,505 shares, respectively	28,442,900	24,137,525
Additional paid-in capital	7,810,466	5,008,121
Retained earnings	10,087,272	7,419,711
Accumulated other comprehensive loss	(46,696)	(16,861)

Total stockholders’ equity	46,293,942	36,548,496

Total liabilities and stockholders’ equity	$594,834,777	$503,163,771

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.	FINANCIAL STATEMENTS (Continued)

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	3 Months Ended September 30,		9 Months Ended September 30,
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$7,214,451	$7,804,504	$21,611,652	$21,811,033
Interest on investment securities	141,123	135,815	367,649	444,404
Interest on federal funds sold	5,560	6,873	17,444	18,522
Dividends on equity securities	41,852	43,916	162,206	121,513
Interest on other bank accounts	10,060	22,992	65,040	57,283

Total interest income	7,413,046	8,014,100	22,223,991	22,452,755

Interest expense:
Interest on deposits	2,962,457	3,351,765	9,471,758	9,067,897
Interest on trust preferred subordinated debt	112,460	173,963	384,789	525,668
Interest on borrowings	435,059	397,875	1,272,451	950,887

Total interest expense	3,509,976	3,923,603	11,128,998	10,544,452

Net interest income	3,903,070	4,090,497	11,094,993	11,908,303

Provision for loan losses	480,581	384,518	1,244,613	643,518

Net interest income after provision for loan losses	3,422,489	3,705,979	9,850,380	11,264,785

Non-interest income:
Mortgage banking income	4,444,302	1,567,605	13,207,029	2,626,483
Investment and insurance commissions	294,671	288,825	991,095	835,129
Service charges and fees	357,395	257,155	1,021,517	772,325
Other	173,174	91,916	642,422	258,997

Total noninterest income	5,269,542	2,205,501	15,862,063	4,492,934

Non-interest expenses:
Salaries and employee benefits	4,714,837	3,715,722	14,222,938	8,182,312
Occupancy expenses	545,350	344,897	1,593,265	926,935
Furniture and equipment expenses	330,712	219,845	951,103	521,051
Other	1,823,026	1,154,969	4,691,639	3,065,120

Total noninterest expenses	7,413,925	5,435,433	21,458,945	12,695,418

Income before income taxes and minority interests	1,278,106	476,047	4,253,498	3,062,301
Minority interest in subsidiary’s net income	(93,073)	(38,296)	(258,437)	(91,720)

Net income before income taxes	1,185,033	437,751	3,995,061	2,970,581
Income tax expense	(412,700)	(124,290)	(1,327,500)	(943,537)

Net income	$772,333	$313,461	$2,667,561	$2,027,044

Basic net income per share	$0.14	$0.07	$0.52	$0.42
Diluted net income per share	$0.14	$0.06	$0.51	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.	FINANCIAL STATEMENTS (Continued)

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance—December 31, 2006	4,845,917	$24,229,585	$5,627,741	$4,261,537	$(109,829)	$34,009,034

Net income for nine months ended September 30, 2007				2,027,044		2,027,044

Unrealized loss on securities available-for-sale, net of reclassification adjustment and income taxes					61,621	61,621

Total comprehensive income						2,088,665

Stock-based compensation expense	7,080	35,400	138,939			174,339

Stock options exercised, including tax benefit from exercise of options	69,214	346,070	225,844			571,914
Stock repurchase	(124,605)	(623,025)	(963,373)			(1,586,398)

Balance—September 30, 2007	4,797,606	$23,988,030	$5,029,151	$6,288,581	$(48,208)	$35,257,554

Balance—December 31, 2007	4,827,505	$24,137,525	$5,008,121	$7,419,711	$(16,861)	$36,548,496

Net income for nine months ended September 30, 2008				2,667,561		2,667,561

Unrealized loss on securities available-for-sale, net of reclassification adjustment and income taxes					(29,835)	(29,835)

Total comprehensive income						2,637,726

Stock-based compensation expense	69,060	345,300	(109,940)			235,360

Stock options exercised, including tax benefit from exercise of options	17,905	89,525	15,329			104,854

Private capital offering net of issuance costs	774,110	3,870,550	2,896,956			6,767,506

Balance—September 30, 2008	5,688,580	$28,442,900	$7,810,466	$10,087,272	$(46,696)	$46,293,942

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.	FINANCIAL STATEMENTS (Continued)

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	9 Months Ended September 30,
	2008	2007
Operating activities:
Net income	$2,667,561	$2,027,044
Adjustments to reconcile to net cash from operating activities:
Provision for loan losses	1,244,613	643,518
Provision for depreciation	712,147	518,953
Accretion of discounts and amortization of premiums, net	(23,784)	(38,043)
Deferral of loan costs, net of deferred fees	(176,497)	6,482
Amortization of intangible assets	133,929	29,758
Stock-based compensation	235,360	133,159
Net gain on disposition of investment securities	(10,801)	—
Net gain on disposition of property and equipment	(24,443)	—
Net loss on on sale of other real estate	1,586	—
Amortization of deferred gain	(122,589)	—
Changes in:
Loans held for sale	(17,602,473)	(8,734,842)
Interest receivable	195,102	(317,242)
Other assets	(2,103,042)	(1,584,109)
Other liabilities	118,794	393,327

Net cash from operating activities	(14,754,537)	(6,921,995)

Investing activities:
Purchases of held-to-maturity securities	—	(44,955,711)
Purchases of available-for-sale securities	(12,461,254)	(994,688)
Proceeds from maturities and calls of held-to-maturity securities	21,600,000	71,500,000
Proceeds from sales and maturities of available-for-sale securities	4,020,050	4,128,898
Loan originations, net of principal repayments	(82,364,097)	(71,439,392)
Purchases of premises and equipment	(1,243,097)	(3,383,711)
Purchase of intangible assets	—	(2,025,000)
Sale of restricted equity securities, net of redemptions	1,090,950	(579,200)

Net cash from investing activities	(69,357,448)	(47,748,804)

Financing activities:
Net increase in noninterest-bearing deposits	7,300,369	7,011,923
Net increase in interest-bearing deposits	101,699,429	44,132,751
Net repayments of FHLB advances	(31,830,945)	1,825,063
Net purchases of federal funds	4,790,000	—
Repurchase of common stock	—	(1,586,398)
Proceeds from issuance of common stock, net of issuance costs	6,842,863	400,282

Net cash from financing activities	88,801,716	51,783,621

CHANGE IN CASH AND CASH EQUIVALENTS	4,689,731	(2,887,178)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,464,550	18,966,342

CASH AND CASH EQUIVALENTS AT END OF YEAR	$14,154,281	$16,079,164

SUPPLEMENTAL SCHEDULES AND CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and other borrowings	$11,312,473	$10,330,176
Income taxes	$2,742,000	$1,468,607
Loans transferred to foreclosed real estate during the year	$1,339,193	$—

MONARCH FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly Monarch Financial Holdings, Inc.’s financial position as of September 30, 2008; the consolidated statements of income for the three and nine months ended September 30, 2008 and 2007; the consolidated statements of changes in stockholders’ equity for the nine months ended September 30, 2008 and 2007; and the consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007. These financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. The financial statements include the accounts of Monarch Financial Holdings, Inc. and its subsidiaries, and all significant intercompany accounts and transactions have been eliminated. Operating results for the three and nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

In August 2001, we formed Monarch Investment, LLC, to enable us to offer additional services to our clients. We own 100% of Monarch Investment, LLC. As Monarch Investment, LLC, we invested in the formation of Bankers Investment Group, LLC, the parent company of BI Investments, LLC, a registered brokerage firm and investment advisor. On April 30, 2008, Bankers Investment Group, LLC, and BI Investments, LLC, were merged into Infinex Financial Group (Infinex), a broker-dealer headquartered in Meriden, Connecticut, with Monarch Investment, LLC, now holding a 5.62% ownership interest in Infinex. In June of 2008, investment clients began using Infinex as their broker-dealer. Infinex sells non-deposit investment products in over 200 community banks throughout the country.

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

In March 2008, Monarch Investment, LLC, formed Home Mortgage Solutions, Inc., in the Richmond area of Virginia. Monarch Investment, LLC, owns 51% with BPRP Funding, LLC, a builder/developer, owning 49%. The primary goal of Home Mortgage Solutions, Inc. is to provide mortgages to the clients of BPRP Funding, LLC.

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

	3 months ended September 30,		9 months ended September 30,
	2008	2007	2008	2007
Net income (numerator, basic and diluted)	$772,333	$313,461	$2,667,561	$2,027,044
Weighted average shares outstanding (denominator)	5,561,773	4,779,298	5,088,633	4,820,415

Income per common share—basic	$0.14	$0.07	$0.52	$0.42

Weighted average shares—diluted (denominator)	5,690,731	5,003,254	5,250,089	5,057,533

Income per common share—diluted	$0.14	$0.06	$0.51	$0.40

Dilutive effect-average number of shares	128,958	223,956	161,456	237,118

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

The following table presents our assets and liabilities related to continuing operations, which are measured at fair value on a recurring basis for each of the fair value hierarchy levels, as of September 30, 2008:

	Fair Value Measurements at Reporting Date Using
Description	Fair Value at September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities - available for sale	$17,290,441	$—	$17,290,441	$—
Rate lock commitments, net	478,635	—	478,635	—

Total Assets	$17,769,076	$—	$17,769,076	$—

The following table provides quantitative disclosures about the fair value measurements for our assets related to continuing operations which are measured at fair value on a nonrecurring basis as of September 30, 2008:

	Fair Value Measurements at Reporting Date Using
Description	Fair Value at September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Real estate owned	$410,288	$—	$—	$410,288

At the time a loan secured by real estate becomes real estate owned, we record the property at the lower of its carrying amount or fair value. Upon foreclosure and through liquidation, we evaluate the property’s fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Any subsequent valuation adjustments are applied to earnings in the “Gain (Loss) on other real estate, net” line item of our consolidated statements of operations. During the nine months ended September 30, 2008, we recorded net losses of $1,586 due to valuation adjustments on real estate owned and gains on sale of real estate owned.

The following table provides a summary of the impact to earnings for the quarter ended September 30, 2008 on our assets and liabilities which are measured at fair value on a recurring and nonrecurring basis:

Asset or Liability Measured at Fair Value	Fair Value Measurement Frequency	Fair Value Adjustments Included in Current Period Earnings	Statement of Operations Line Item Impacted
Rate lock commitments	Recurring	$86,161	Mortgage income adjustments
Real estate owned	Nonrecurring	(33,964)	Loss on sale of other real estate, net

Total fair value gains (losses)		$52,197

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

At September 30, 2008, we have not elected to implement fair value accounting for any balance sheet items as allowed by SFAS 159.

NOTE 5. COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The only component of other comprehensive income consists of unrealized gains and losses on available-for-sale securities. We account for comprehensive income in accordance with FASB Statement No. 130, Reporting Comprehensive Income. The following is a detail of comprehensive income for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net Income	$772,333	$313,461	$2,667,561	$2,027,044
Change in unrealized gains (losses) on securities available-for-sale, net of tax expense	(29,598)	70,629	(29,835)	61,621

Total comprehensive income	$742,735	$384,090	$2,637,726	$2,088,665

Unrealized holding (losses) gains during the period	$(44,845)	$107,014	$(45,205)	$93,365

Total other comprehensive loss before income tax expense	(44,845)	107,014	(45,205)	93,365
Income tax benefit (expense)	15,247	(36,385)	15,370	(31,744)

Net unrealized (losses) gains	$(29,598)	$70,629	$(29,835)	$61,621

NOTE 6. STOCK-BASED COMPENSATION

As of September 30, 2008, we have a stock-based compensation plan. Prior to January 1, 2006, we accounted for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Under these older standards no stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. On January 1, 2006, we adopted FAS Statement No. 123R “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income.

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

Segment information for the three and nine months ended September 30, 2008 and 2007 is shown in the following table.

Selected Financial Information

	Commercial and Other Banking	Mortgage Banking Operations	Intersegment Eliminations	Total
Three Months Ended September 30, 2008
Net interest income after provision for loan losses	$3,456,564	$(270,093)	$236,018	$3,422,489
Noninterest income	1,204,079	4,517,197	(451,734)	5,269,542
Noninterest expenses	(3,475,483)	(3,776,200)	(162,242)	(7,413,925)

Net income before income taxes and minority interest	$1,185,160	$470,904	$(377,958)	$1,278,106

Three Months Ended September 30, 2007
Net interest income after provision for loan losses	$3,825,890	$(119,911)	$—	$3,705,979
Noninterest income	659,646	1,567,605	(21,750)	2,205,501
Noninterest expenses	(3,337,942)	(2,119,241)	21,750	(5,435,433)

Net income before income taxes and minority interest	$1,147,594	$(671,547)	$—	$476,047

Nine Months Ended September 30, 2008
Net interest income after provision for loan losses	$10,080,784	$(810,374)	$579,970	$9,850,380
Noninterest income	4,243,092	13,636,821	(2,017,850)	15,862,063
Noninterest expenses	(10,175,743)	(11,176,460)	(106,742)	(21,458,945)

Net income before income taxes and minority interest	$4,148,133	$1,649,987	$(1,544,622)	$4,253,498

Nine Months Ended September 30, 2007
Net interest income after provision for loan losses	$11,434,119	$(169,334)	$—	$11,264,785
Noninterest income	1,977,951	2,626,483	(111,500)	4,492,934
Noninterest expenses	(9,546,405)	(3,260,513)	111,500	(12,695,418)

Net income before income taxes and minority interest	$3,865,665	$(803,364)	$—	$3,062,301

Segment Assets
2008	$595,365,222	$40,186,681	$(40,717,126)	$594,834,777
2007	$462,280,407	$13,146,540	$(13,278,517)	$462,148,430

NOTE 8. ACQUISITION

On August 10, 2007, we acquired a Maryland mortgage office plus certain other mortgage related assets from Resource Bank, a Virginia Beach—based bank owned by Fulton Financial of Lancaster, Pennsylvania. The assets have been included in the consolidated financial statements since that date. The aggregate purchase price was $2.1 million, of which $53,000 in legal expense was expensed in 2007. The following table summarizes the estimated fair values of the assets acquired at August 10, 2007.

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

Information concerning goodwill and intangible assets is presented in the following table:

	Acquisition Cost	Accumulated Amortization	Ending Value
September 30, 2008
Amortizable intangible assets	$1,250,000	$208,330	$1,041,670
Goodwill	775,000	—	775,000

	$2,025,000	$208,330	$1,816,670

December 31, 2007
Amortizable intangible assets	$1,250,000	$74,401	$1,175,599
Goodwill	775,000	—	775,000

	$2,025,000	$74,401	$1,950,599

Amortization expense for the third quarter ended September 30, 2008 totaled $44,643. Amortization expense of $133,929 was recorded in the first nine months of 2008.

Estimated Amortization Expense:
For the three months ended 12/31/08	$44,643
For the year ended 12/31/09	178,572
For the year ended 12/31/10	178,572
For the year ended 12/31/11	178,572
For the year ended 12/31/12	178,572
Thereafter	282,739

$1,041,670

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

Earnings Summary

We reported net income of $772,333 and $2,667,561 for the three months and nine months ending September 30, 2008, compared to $313,461 and $2,027,044 for the same period in 2007. This represents a $458,872, or 146.4% increase in net income for the quarter and $640,517, or 31.6% increase, year-to-date. Net interest income decreased 4.6% or $187,427 and 6.8% or $813,310 during the third quarter and nine months ended September 30, 2008, when compared to 2007. Noninterest income increased 138.9% to $5,269,542 during the third quarter and 253.0% to $15,862,063 during the first nine months of 2008 when compared to $2,205,501 and $4,492,934, respectively, for the same period in 2007. Noninterest expenses totaled $7,413,925 for the third quarter and $21,458,945 for the first nine months of 2008. This is an increase of $1,978,492 and $8,763,527 over the same periods in 2007. Basic earnings per share of common stock were $0.14 compared to $0.07 for the third quarters of 2008 and 2007, respectively. Year-to-date, basic earnings were $0.52 in 2008 and $0.42 in 2007. Diluted earnings per share of common stock were $0.14 and $0.51 compared to $0.06 and $0.40 for the third quarter and first nine months of 2008 compared to 2007.

Profitability as measured by our annualized return on average assets (ROA) was 0.53% compared to 0.29% for the three months ended, and 0.65% compared to 0.68% for the nine months ended September 30, 2008 and 2007, respectively. Another measure of our profitability, the annualized return on average equity (ROE) was 6.67% and 8.79% for the third quarter and nine months ended September 30, 2008 compared to 3.47% and 7.64% for the same periods in 2007.

Net Interest Income

Net interest income represents our principal source of earnings. In 2008 net interest income has declined due to a combination of sharply declining rates and strong liability growth. This is in contrast to 2007 net interest income, which increased through the combination of predominately higher interest rates and greater asset growth. The Federal Reserve Bank’s Federal Open Market Committee has decreased the Federal Funds rate 375 basis points since mid-September 2007 to the current low of 1.50%. Although the first 50 basis point decrease occurred in mid-September 2007, its effects were not felt for a full billing cycle so the effective Federal Funds rate was 5.25% for the first nine month of 2007. The Wall Street Journal Prime Rate has followed the Federal Funds rate trend with current rates at 4.50% compared to 8.25% for most of the first nine months of 2007. A majority of our loans use the Wall Street Journal Prime Rate as their rate index, and increases in this rate increase interest income while decreases reduce interest income. Additionally, we are asset sensitive as the loans that are tied to Wall Street Journal Prime are set to move immediately with each rate change, while a major category of funding liabilities reprice based on longer maturity dates, creating margin compression.

Net interest income was $3,903,070 for the third quarter 2008, a decline of 4.6% or $187,427 from $4,090,497 during the same period in 2007. Year-to-date net interest income declined 6.8% or $813,310 to $11,094,993 in 2008 compared to 2007. The largest component of net interest income is total interest and fees on loans.

Rate/Volume Analysis

Third quarter 2008 loan interest income declined $590,053 or 7.6%, compared to 2007 due to lower rates and slower loan growth. Year-to-date loan interest income declined $199,381 or 0.9% as year-to-date loan growth was mitigated by the steep decline in rates noted previously. Interest on investment securities increased $5,308 for the quarter but declined $76,755, year-to-date 2008, when compared to the same periods in 2007. The growth in investment income during the third quarter was due to a higher volume of security purchases outstripping the declines in rate. Year-over-year, investment securities have declined due to security maturities coupled with calls. In addition, replacement securities purchased bear a lower interest rate.

Other interest income is primarily interest bearing deposits at the Federal Home Loan Bank. For the first nine months of 2008 other interest income was $65,040 compared to $57,283 for the same period in 2007. Other interest income was $10,060 for the third quarter 2008 compared to $22,992 in 2007. Interest on federal funds sold was $5,560 and $17,444 in the third quarter and first nine months of 2008 compared to $6,873 and $18,522 for the same periods in 2007.

Higher average outstanding balances of stock in the Federal Reserve and the Federal Home Loan Bank of Atlanta have resulted in greater year-to-date dividends on restricted equity securities. However, lower third quarter average balances coupled with lower dividend rates have had a negative impact on the dividends for that period. Year-to-date dividend income was $162,206 in 2008 compared to $121,513 in 2007, an increase of $40,693 or 33.5%. The dividend income for the third quarter of 2008 was $41,852, a decrease of $2,064 or 4.7% compared to the same period in 2007.

Interest expense on deposits decreased $389,308 or 11.6% for the third quarter of 2008 compared to 2007 while year-to-date interest expense on deposits increased $403,861 or 4.5%. Quarterly interest expense has received the greatest impact from deposits repricing downward. However, year-to-date deposit expense is still at an increase due to an overall shift in the deposit mix to higher cost deposits. Interest expense on borrowings totaled $435,059 and $1,272,451, an increase of 9.3% and 33.8% for the third quarter and first nine months of 2008 when compare to the same periods in 2007. Borrowings have declined with the growth in deposits in the third quarter. However, average year-to-date borrowings were higher due to consistently higher loan funding needs. We issued trust preferred subordinated debt in the third quarter of 2006 which provided a funding source. Trust preferred interest expense for the third quarter of 2008 was $112,460 compared to $173,963 in 2007. For the first nine months of 2008 compared to 2007, trust preferred interest expense decreased $140,879 to $384,789, a 26.8% decline, due to lower Libor-based pricing for the period.

The following table sets forth an analysis of the impact of changes in rate and volume on our interest bearing assets and liabilities for the third quarter and first nine months of 2008 compared to 2007.

Changes in Net Interest Income (Rate/Volume Analysis)

Net interest income is the product of the volume of average earning assets and the average rates earned, less the volume of average interest-bearing liabilities and the average rates paid. The portion of change relating to both rate and volume is allocated to each of the rate and volume changes based on the relative change in each category. The following table analyzes the changes in both rate and volume components of net interest income on a tax equivalent basis.

	(in thousands)

	For the Three Months Ended September 30, 2008 vs 2007			For the Nine Months Ended September 30, 2008 vs 2007
	Interest Increase (Decrease)	Change Attributable to		Interest Increase (Decrease)	Change Attributable to
		Rate	Volume		Rate	Volume
Interest income
Loans:
Commercial	$278	$(782)	$1,060	$1,555	$(1,774)	$3,329
Mortgage	(774)	(1,084)	310	(1,776)	(2,872)	1,096
Consumer	(94)	(795)	701	22	(1,719)	1,741

Total loans	(590)	(2,661)	2,071	(199)	(6,365)	6,166

Securities:
Federal agencies	11	(27)	38	(16)	10	(26)
Mortgage-backed	(3)	—	(3)	(33)	(21)	(12)
Other securities	(3)	1	(4)	(28)	(21)	(7)

Total securities	5	(26)	31	(77)	(32)	(45)

Deposits in other banks	(15)	(33)	18	48	(67)	115
Federal funds sold	(1)	(7)	6	(1)	(16)	15
Bank owned life insurance	(3)	(7)	4	(10)	(21)	11

Total interest income	$(604)	$(2,734)	$2,130	$(239)	$(6,501)	$6,262

Interest expense
Deposits:
Demand	$33	27	6	$102	84	18
Money market	(884)	(656)	(228)	(2,266)	(1,766)	(500)
Savings	7	4	3	3	2	1
Time	455	(725)	1,180	2,565	(1,074)	3,639

Total deposits	(389)	(1,350)	961	404	(2,754)	3,158
Federal funds purchased	1	(2)	3	2	(6)	8
Other borrowings	(26)	(316)	290	178	(676)	854

Total interest expense	(414)	(1,668)	1,254	584	(3,436)	4,020

Net interest income	$(190)	$(1,066)	$876	$(823)	$(3,065)	$2,242

Average Balances, Income and Expenses, Yields and Rates

The net interest spread on a tax-equivalent basis decreased 78 basis points to 2.66% for first nine months of 2008 when compared to 3.44% for the same period in 2007. The yield on earning assets decreased 205 basis points to 6.05% in 2008 compared to 8.10% for the first nine months of 2007, while the cost of interest bearing liabilities only decreased 127 basis points to 3.39% from 4.66%, respectively, for the same period. On average, liability growth outstripped asset growth and paired with a swifter decline in asset yields, served to compress our net interest margin 128 basis points to 3.06%

Bank Owned Life Insurance (BOLI) has been included in interest earning assets. We purchased $6,000,000 in BOLI during the fourth quarter of 2005. The income on BOLI is not subject to Federal Income tax, giving it a tax-effective yield of 5.51% for the first nine months of 2008 compared to 5.93% for the same period in 2007.

In July 2006 we added additional capital through the issuance of $10,000,000 in trust preferred securities. These securities are treated as subordinated debt and have been included in other borrowings. The cost on trust preferred securities decreased to 5.06% from 6.91% in the first nine months of 2008 compared to 2007.

The following table sets forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and the related income, expense and corresponding weighted average yields and costs.

AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

The following is an analysis of net interest income, on a taxable equivalent basis.

	For Periods Ended September 30,
	2008			2007
	Average Balance	Income/ Expense	Yield Rate(1)	Average Balance	Income/ Expense	Yield Rate(1)
ASSETS
Securities, at amortized cost
Taxable	$12,290,979	$367,649	4.00%	$13,898,214	$444,404	4.28%

Total securities	12,290,979	367,649	4.00%	13,898,214	444,404	4.28%
Loans, net	468,461,049	21,611,652	6.16%	350,244,048	21,811,033	8.33%
Federal funds sold	1,051,275	17,444	2.22%	444,316	18,522	5.57%
Dividend-earning restricted equity securities	4,332,645	162,206	5.00%	2,921,981	121,513	5.56%
Deposits in other banks	3,798,859	65,040	2.29%	1,535,000	57,283	4.99%
Bank owned life insurance (2)	6,630,381	273,274	5.51%	6,386,736	283,129	5.93%

Total earning assets	496,565,188	22,497,265	6.05%	375,430,295	22,735,884	8.10%

Less: Allowance for loan losses	(4,378,100)			(3,436,884)
Total nonearning assets	55,291,908			24,096,411

Total assets	$547,478,996			$396,089,822

LIABILITIES and SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$16,710,550	$121,729	0.97%	$10,505,021	$19,833	0.25%
Regular savings	6,228,006	29,540	0.63%	6,072,736	27,247	0.60%
Money market savings	128,880,070	2,708,259	2.81%	144,811,491	4,974,332	4.59%
Certificates of deposit
$100,000 and over	126,529,066	3,008,377	3.18%	52,078,722	2,003,002	5.14%
Under $100,000	101,206,992	3,603,853	4.76%	56,128,966	2,043,483	4.87%

Total interest-bearing deposits	379,554,684	9,471,758	3.33%	269,596,936	9,067,897	4.50%
Borrowings	59,109,988	1,657,240	3.75%	33,225,095	1,476,555	5.94%

Total interest-bearing liabilities	438,664,672	$11,128,998	3.39%	302,822,031	$10,544,452	4.66%
Noninterest-bearing liabilities
Demand deposits	62,816,450			56,719,238
Other noninterest-bearing liabilities	5,481,517			998,557

Total liabilities	506,962,639			360,539,826
Shareholders’ equity	40,516,357			35,549,996

Total liabilities and shareholders’ equity	$547,478,996			$396,089,822

Net interest income (2)		$11,368,267			$12,191,432

Interest rate spread (2)(3)			2.66%			3.44%

Net interest margin (2)(4)			3.06%			4.34%

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a $92,913 adjustment for 2008 and a $96,264 adjustment for 2007.
(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.
(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

Noninterest Income

Total noninterest income was $5,269,542 for the third quarter of 2008, an increase of $3,064,041 or 138.9%, compared to $2,205,501 for the same period in 2007. Noninterest income increased 253.0% or $11,369,129 to $15,862,063 during the first nine months of 2008 compared to 2007. This significant increase is due to a change in management focus with regard to the expansion of our mortgage operations. The following table sets forth the major components of noninterest income for the three months ended and the first nine months of 2008 and 2007.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Mortgage banking income	$4,444,302	$1,567,605	$13,207,029	$2,626,483
Investment and insurance commissions	294,671	288,825	991,095	835,129
Service charges and fees	357,395	257,155	1,021,517	772,325
Security gains, net	—	—	10,801	—
Loss on sale of other real estate, net	(33,964)	—	(1,586)	—
Bank owned life insurance income	61,120	63,585	180,361	186,865
Title company income	126,238	19,527	179,545	51,482
Gain on sale of assets, net	—	—	24,410	—
Other	19,780	8,804	248,891	20,650

	$5,269,542	$2,205,501	$15,862,063	$4,492,934

Gross mortgage banking income from Monarch Mortgage and our commercial mortgage banking subsidiary, Monarch Capital, LLC, increased $2,876,697 or 183.5% to $4,444,302 for the third quarter of 2008 compared to 2007. Year-to-date mortgage banking income increased 402.8% or $10,580,546. In the first half of 2007 our mortgage operations consisted of a small group of mortgage lenders utilizing an outside company for mortgage processing. In June 2007, our management undertook a significant expansion of mortgage operations, which included an in-house processing center and a full service multi-branch mortgage operation, under the name Monarch Mortgage. The newly expanded Monarch Mortgage closed 519 loans totaling $126,682,154 in the third quarter for 1,650 year-to-date 2008 closings totaling $431,448,275. This compares to 293 mortgage loan closings totaling $69,007,124 in the third quarter of 2007 and 468 year-to-date 2007 closings totaling $106,435,327.

Investment and insurance commissions increased $5,846 or 2.0% in the third quarter of 2008 and $155,966 or 18.7% for the first nine months compared to the same period in 2007. On October 1, 2006, through Monarch Investment, LLC, we formed a subsidiary called Virginia Asset Group, LLC (VAG), with an investment advisor to sell insurance and non-deposit investment products. We have a 51% ownership interest in VAG. Other income for the first nine months of 2008 includes a one-time gain totaling $217,325 from the change of ownership of Monarch Investment, LLC, resulting from the merger of BI Investments, LLC into Infinex Financial Group.

Service charges and fees on deposit accounts increased $100,240 for the third quarter and $249,192 for the first nine months of 2008, which represents a quarterly increase of 39.0% and a year-to-date increase of 32.3% over the same periods in 2007. The primary components of this increase were deposit account growth and ATM transaction fees. We have an agreement with a third-party vendor to brand ATMs in Food Lion grocery stores in southeast Virginia and northeast North Carolina. In return for supplying the cash for the machines and paying the machines’ cash servicing fees, we receive a portion of the transaction surcharge and our customers can withdraw cash from the machines without a fee or transaction surcharge. A portion of the ATM fee increase was also due to fees generated at our 9 ATMs located at banking center sites. The third-party vendor relationship plus our 9 office ATMs creates a network of over 50 active branded ATMs.

There were no security gains to report in either the third quarter of 2008 or 2007. Year-to date, five of our agency securities have been called prior to final maturity. The majority of these securities had been purchased at a discount which resulted in gains totaling $10,801. The gain on sale of other real estate reported in the second quarter of 2008 has been offset by losses in the third quarter with additional expenses and valuation adjustments for two properties that were transferred to other real estate.

Bank Owned Life Insurance (BOLI), is included in the net interest income calculation for yield analysis. We purchased $6.0 million in BOLI during the fourth quarter of 2005. The income from BOLI, which is not subject to tax, has declined slightly due to rate adjustments. The tax-effective earnings are $92,606 for the third quarter and $273,274 for the first nine months of 2008 compared to $96,341 and $283,129, respectively, for the same period in 2007.

Through Monarch Investment, LLC, we own a 75% interest in a title company, Real Estate Security Agency, LLC (RESA), which had year-to-date net income of $179,545. Income reported in the first nine months of 2007 is related to a minority interest we held in Bankers Title of Central Virginia, LLC, which was sold. Prior to the third quarter 2008 title company income had been accounted for using the equity method. RESA is now being treated as a consolidated entity for accounting purposes.

Noninterest Expense

Total noninterest expenses increased $1,978,492, or 36.4% for the third quarter and $8,763,527, or 69.0% for the first nine months of 2008 compared to the same periods in 2007. The following table sets forth the major components of noninterest expense for the three months ended and the first nine months of 2008.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Salaries and employee benefits	$4,714,837	$3,715,722	$14,222,938	$8,182,312
Occupancy expenses	545,350	344,897	1,593,265	926,935
Furniture and equipment expense	330,712	219,845	951,103	521,051
Loan origination expenses	386,727	179,211	1,311,311	460,557
Data processing services	156,888	158,329	489,318	465,155
Telephone	94,966	79,312	297,641	168,447
Stationary and supplies	89,458	108,990	275,222	243,928
Professional fees	80,982	134,747	247,481	321,747
Marketing expense	90,306	103,808	253,847	214,888
Regulatory Assessment	75,000	55,754	211,210	109,754
Virginia Franchise Tax	95,940	49,696	220,164	242,037
ATM expense	53,665	48,576	169,859	145,721
Amortization of intangible assets	44,643	29,758	133,929	29,758
Other	654,451	206,788	1,081,657	663,128

	$7,413,925	$5,435,433	$21,458,945	$12,695,418

Salaries and employee benefits showed the greatest increase compared to the same periods in 2007. The third quarter 2008 increase was 26.9% or $999,115 and the year-to-date increase was 73.8% or $6,040,626. For comparative purposes, these figures represent slower growth trends than second quarter 2008 because our newly expanded mortgage operations had hired much of their staff and was fully functioning during the third quarter of 2007. The majority of the increase in salaries was related to the personnel growth at Monarch Mortgage. With our expansion of mortgage operations including entering other markets, the number of full-time equivalent employees has risen to 273 at September 30, 2008 compared to 217 for the same period in 2007. Secondary increases are attributable to the following factors: 1) an increase in occupancy plus furniture and equipment expenses related to the additional banking and mortgage offices; 2) an increase in loan origination expense related to increased production by Monarch Mortgage; 3) an increase in telephone expenses related to the mobile nature of our large mortgage workforce; 4) an industry-wide rate adjustment to Federal Deposit Insurance coupled with a higher assessment base.

	Increase For the Three Months Ended September 30,		Increase For the Nine Months Ended September 30,
	Dollars	Percentage	Dollars	Percentage
Salaries and employee benefits	$999,115	26.9%	$6,040,626	73.8%
Occupancy expenses	200,453	58.1%	666,330	71.9%
Furniture and equipment expense	110,867	50.4%	430,052	82.5%
Loan origination expenses	207,516	115.8%	850,754	184.7%
Telephone	15,654	19.7%	129,194	76.7%
Regulatory Assessment	19,246	34.5%	101,456	92.4%

Income Taxes

The income tax provision was $412,700 for the third quarter of 2008 compared to $124,290 for the prior year. The effective tax rate for the third quarter of 2008 was 34.8%, compared to 28.4% for the same period in 2007. The year-to-date tax provision for 2008 was $1,327,500 compared to $943,537 for the same period in 2007. The effective tax rate for the first half of 2008 was 33.2%, compared to 31.8% for the same period in 2007.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Total assets increased 18.2% to $594,834,777 at September 30, 2008 when compared to assets of $503,163,771 at December 31, 2007. On an annual basis total assets increased 28.7% at September 30, 2008 when compared to assets of $462,148,430 at September 30, 2007. Total loans as of September 30, 2008 were $501.1 million, an increase of $81.9 million, or 19.5%, from $419.2 million at year-end 2007. On an annual basis total loans increased $108.6 million, or 27.7%, from $392.5 million in September 2007. Loans held for sale were $36.4 million, an increase of $17.6 million from $18.8 million at December 31, 2007, and on an annual basis mortgages held for sale increased $27.1 million from $9.3 million at September 30, 2007 primarily due to increased volume at our mortgage division. Investment securities were $17.8 million at September 30, 2008, compared to $31.0 million at year-end 2007. On an annual basis, investments securities decreased $2.7 million, or 13.2% over September 30, 2007. Cash and cash equivalents were $14.2 million, an increase of $4.7 million, or 49.5% from $9.5 million at December 31, 2007.

Deposits increased $109.0 million, or 28.0%, during the nine months ended September 30, 2008. On an annualized basis deposits increased $133.4 million or 36.5%. Noninterest-bearing demand deposit accounts increased $7.3 million to $73.4 million, an 11.0% increase over December 31, 2007 and $3.7 million on an annual basis when compared to September 30, 2007. During the first quarter of 2008, we began offering several new interest-bearing demand deposit products. As a result, interest-bearing demand deposits increased to $16.9 million, a 53.6% or $5.9 million increase over $11.0 million at December 31, 2007. Interest-bearing demand deposits are included in interest-bearing deposits which totaled $425.3 million at September 30, 2008, compared to $323.6 million at year-end 2007. Money market deposits and certificates of deposits (CDs) are the major categories of our interest-bearing deposits.

Money market accounts, which are typically attractive to more rate sensitive depositors due to their higher relative yield coupled with accessibility, tend to be adversely impacted by declining rates and positive trends in the stock market. However, the current state of flux in economic markets has led to a change in these trends. The pairing of lower rates and negative trends in the stock market has supported movement out of money markets and into short-term CDs. This trend has impacted our deposit mix. Money market deposits declined $26.6 million to $110.4 million in September 2008 compared to $137.0 million at December 31, 2007. On an annual basis, money market deposits declined $32.3 million from $142.8 million at September 30, 2007. This trend, along with loan growth and the funding needs of a growing mortgage operation has moved us to heavier reliance on CDs as a funding source. CDs have increased to $283.7 million, an increase of $159.5 million, or 128.4% over December 31, 2007 and $146.5 million, or 106.8% over $137.2 million at September 30, 2007. A portion of this growth has been in the form of out-of-market brokered CDs which can be obtained in a short period of time on a larger scale than in-market organic growth. We have also found this source of deposits to be both efficient and cost effective compared to retail CD promotional pricing.

Stockholders’ equity was $46.3 million at September 30, 2008, compared to $36.5 million at December 31, 2007. Components of the change in stockholders’ equity include net income of $2,667,561, net unrealized losses on available-for-sale securities totaling $29,835, stock based compensation totaling $235,360, exercised options totaling $104,854, and issuance of common stock related to a private capital offering totaling $6,767,506.

Asset Quality

We had nonperforming assets totaling $5.3 million at September 30, 2008. During the third quarter of 2008 we charged-off loan balances totaling $138 thousand and had recoveries on loans of $28 thousand. Nonperforming assets at December 31, 2007 totaled $414 thousand. Nonperforming assets traditionally consist of nonaccrual loans, loans past due 90 days or more and still accruing interest, restructured loans and other real estate owned. We continue to demand a high level of credit quality on new loans.

	September 30, 2008	December 31, 2007
Loans 90 days past due and still accruing	$930,980	$332,520
Nonaccrual loans	3,965,878	81,751
Other Real Estate	410,288	—

Total Nonperforming Assets	$5,307,146	$414,271

Nonperforming assets to period end assets	0.89%	0.08%

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

Although we believe we have sufficient allowance for our existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future. The allowance for loan losses totaled $4,991,000 and $3,732,311 at September 30, 2008 and September 30, 2007, respectively. The ratio of the allowance for loan losses to total loans outstanding at September 30, 2008 and 2007 was 1.00% and 0.95%, respectively.

During the third quarter of 2008 and 2007, we recorded $480,581 and 384,518 in provision expense, respectively. Loans charged-off during the third quarter of 2008 totaled $138,086 and recoveries totaled $27,505 for a net charge-off of $110,581. Year-to-date charged-off loans total $294,381 and recoveries total $64,768 for a net charge-off of $229,613. Loans charged-off during the third quarter and first nine months of 2007 totaled $147,689 and recoveries totaled $1,482 for a net charge-off of $146,207. Since it began operations in 1999, we have recorded net charge-offs of approximately $510,041. The table below summarizes the activity in the allowance for loans losses for the three and nine month periods ending September 30, 2008 and 2007.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Balance, beginning of period	$4,621,000	$3,494,000	$3,976,000	$3,235,000
Provisions charged to operations	480,581	384,518	1,244,613	643,518
Loans charged-off	(138,086)	(147,689)	(294,381)	(147,689)
Recoveries	27,505	1,482	64,768	1,482

Balance, end of period	$4,991,000	$3,732,311	$4,991,000	$3,732,311

Total loans outstanding			501,052,390	419,153,283
Ratio of allowance for loan losses to total loans outstanding			1.00%	0.95%

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

Homogenous loans, such as consumer installment, home equity loans, and smaller consumer loans may not be individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are generally established for each homogenous pool of loans and are based on the expected net charge-offs from a current trend in delinquencies, losses or historical experience and general economic conditions. When information does arise to indicate that there is a credit weakness for a loan within this portfolio the loan is reviewed individually and reserves are allocated based on our estimate of management’s estimate of the borrower’s ability to repay the loan given the availability of collateral and other sources of cash flow. We have no material delinquencies in these types of loans, and have not, since inception, had a trend or an indication of a trend that would guide us in expected material losses in these types of homogenous pools of loans. We believe that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in our loan portfolio at September 30, 2008.

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

We have a line of credit that can equal up to 30% of assets with the Federal Home Loan Bank of Atlanta (FHLB) that totaled approximately $94,355,320 with $57,655,065 available at September 30, 2008. This line is currently reduced by $5.0 million, which has been pledged as collateral for public deposits. Should we ever desire to increase their line of credit beyond the current 30% limit, the FHLB would allow borrowings of up to 40% of total assets once we meet specific eligibility requirements.

Borrowings outstanding under the FHLB line of credit were $31,700,255 at September 30, 2008 and $63,531,200 at December 31, 2007. We had four borrowing advances outstanding as of September 30, 2008, with the following final maturities:

Advance Amount	Expiration Date
$10,000,000	October 2008
10,000,000	November 2009
10,000,000	November 2010
1,700,255	September 2015

$31,700,255

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

The advance maturing in October 2008 is a daily rate credit that matures October 1, 2008. The rate on September 30, 2008 was 3.25%.

In the course of operations, due to fluctuations in loan and deposit levels, we occasionally find it necessary to purchase Federal Funds on a short-term basis. We also have federal funds lines of credit facilities established with five other banks in the total amount of $26,000,000. At September 30, 2008 there was $4,790,000 in outstanding balances on these lines at a rate of 2.0%. We also have access to the Federal Reserve Bank’s discount window should a liquidity crisis occur.

We have no material commitments or long-term debt for capital expenditures at the report date. The only long-term debt is for funding loans and is described below under Borrowings.

Off-Balance Sheet Arrangements

In the ordinary course of performing traditional banking services we enter into certain financial transactions that result in off-balance sheet transactions. The off-balance sheet transactions recognized as of September 30, 2008 and December 31, 2007 were a line of credit to secure public funds and commitments to extend credit and standby letters of credit issued to customers. The line of credit to secure public funds was from Federal Home Loan Bank for $5 million at September 30, 2008 and December 31, 2007.

Commitments to extend credit, which amounted to $264.1 million at September 30, 2008 and $242.2 million at December 31, 2007, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

We did not have any commitments to purchase securities on September 30, 2008 or December 31, 2007.

Standby letters of credit are conditional commitments we issue guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At September 30, 2008 and December 31, 2007, we had $5.9 million and $6.2 million, respectively, in outstanding standby letters of credit.

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

The following table sets forth our risk-based capital position at September 30, 2008 and December 31, 2007:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
	(Dollars in Thousands)
As of September 30, 2008
Total Risk-Based Capital Ratio	$59,485	12.11%	$39,296	8.00%	$49,121	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)

Tier 1 Risk-Based Capital Ratio	$54,494	11.09%	$19,655	4.00%	$29,483	6.00%
(Tier 1 Capital to Risk-Weighted Assets)

Tier 1 Leverage Ratio	$54,494	9.42%	$23,140	4.00%	$28,925	5.00%
(Tier 1 Capital to Average Assets)

As of December 31, 2007
Total Risk-Based Capital Ratio	$48,590	10.05%	$38,678	8.00%	$48,348	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)

Tier 1 Risk-Based Capital Ratio	$44,614	9.22%	$19,358	4.00%	$29,033	6.00%
(Tier 1 Capital to Risk-Weighted Assets)

Tier 1 Leverage Ratio	$44,614	9.56%	$18,668	4.00%	$23,334	5.00%
(Tier 1 Capital to Average Assets)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

MONARCH FINANCIAL HOLDINGS, INC.

/s/ William F. Rountree, Jr
William F. Rountree, Jr.	Date: November 14, 2008
President & Chief Executive Officer

/s/ Brad E. Schwartz.
Brad E. Schwartz	Date: November 14, 2008
Executive Vice President & Chief Financial Officer