Form 10-K
period 2008-12-31
Monarch Financial Holdings, Inc.
filed 2009-03-31
CIK 1364856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008 was approximately $57,545,000.

The number of shares of common stock outstanding as of March 1, 2009 was 5,744,507.

PART I

Item 1.	Business

General

We are a Virginia-chartered Bank Holding Company engaged in business and consumer banking, investment and insurance sales, and mortgage origination and brokerage. We were created on June 1, 2006 through a reorganization plan, under the laws of the Commonwealth of Virginia, in which Monarch Bank (the “Bank”) became a wholly-owned subsidiary of Monarch Financial Holdings, Inc. (the “Company”). Monarch Bank was incorporated on May 1, 1998, and opened for business on April 14, 1999.

We are a member of the Federal Reserve and the Bank is Federal Deposit Insurance Corporation (“FDIC”) insured. We serve the needs of local businesses, professionals, executives and individuals in the South Hampton Roads area of Southeastern Virginia and in Northeastern North Carolina. The Bank currently has locations in Chesapeake, Virginia, where it is headquartered; Virginia Beach, Virginia’s largest city; and Norfolk, with an additional location in Kitty Hawk, North Carolina operating as OBX Bank, a division of Monarch Bank. The Company is a community oriented, locally owned and operated institution. Mortgage operations are located in Virginia Beach, Chesapeake, Suffolk, Norfolk and Fredericksburg in Virginia, with six additional offices in Maryland and one in North Carolina.

Our current capitalization enables us to provide loans in amounts that are responsive to the credit needs of a large portion of our targeted market segments. If clients have credit requirements that exceed our credit limits, we generally accommodate those clients by arranging loans on a participation basis with other financial institutions. Our Board of Directors believes that our capitalization supports current growth levels in loans and deposits, however, any additional capital will increase our loan-to-one borrower limit and permit us to retain more of a borrower’s loan if we deem it to be in the shareholder’s best long-term interest.

Other services offered by us include investment advisory services, insurance sales, safe deposit boxes, cash management services, check and bankcard services, direct deposit of payroll and social security checks and automatic drafts for various accounts. We offer our clients access to their accounts and our banking services utilizing traditional in-office transactions as well as remote deposit capture, internet banking and internet cash management, and through 50 automated teller machines (ATMs) located throughout Southeastern Hampton Roads and Northeastern North Carolina.

We operate in several integrated lines of business:

Our Business Banking Group has been a core line of business since our opening. This group supports our business/commercial clients and offers both secured and unsecured commercial loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and the purchase of equipment and machinery, as well as loans secured by commercial real estate. This group also originates business deposits and related services. We have Business Banking groups in each of our four cities, each led by a market President.

Our Real Estate Banking Group has been a core line of business since our opening. This group supports the delivery of residential and commercial real estate construction, acquisition and development loans, with the majority of their focus in the 1-4 family residential development markets of Hampton Roads and Northeastern North Carolina. This group supports this type of banking in all of our current markets.

Our Private Banking Group delivers the banking and financial needs of our consumer clients and has also been a core line of business since we opened. The Private Banking Group targets the financial needs of professionals and business executives, and provides custom tailored product and service solutions to their clients. The Private Banking Group services the deposit needs for all of our clients and offers consumer lending and general banking services. We offer a full range of deposit services including checking accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. Consumer loans include home equity lines of credit and loans, professional lines of credit, secured and unsecured loans for financing automobiles, home improvements, education and personal investments.

Monarch Mortgage (“MM”) originates and sells permanent residential mortgage loans. MM, a division of Monarch Bank was formed in May 2007 as a result of reorganizing our mortgage operations to focus on expansion. As a mortgage lender, MM underwrites mortgage loans for our clients to be sold in the secondary market or booked on our balance sheet. MM currently has twelve offices with locations in Chesapeake, Norfolk,

Virginia Beach, Suffolk and Fredericksburg, Virginia, as well as two offices in Rockville, Maryland and offices in Bowie, Crofton, Waldorf, and College Park, Maryland, and one office in Kitty Hawk, North Carolina. MM originates and sells loans under two different financial models. Our Fredericksburg, Virginia office and all the offices in Maryland operate as fee-based offices, with each office paying a per loan processing fee with the net income or loss of each office the responsibility of each office’s manager or management team. The fee-based offices allow Monarch Mortgage to attract quality entrepreneurial leaders focused on their bottom line. The loan fees from these operations lower the cost basis and breakeven volume for the Virginia operations while reducing the downside risk of startup and operating losses. The remaining Virginia and North Carolina offices are traditional operations with the profits and losses accruing to Monarch Mortgage.

Monarch Capital, LLC, a wholly-owned subsidiary of Monarch Bank formed in 2004, provides structured financing and commercial mortgage brokerage services in the placement of primarily long-term fixed-rate, non-recourse debt for the commercial, hospitality, and multi-family housing markets.

Monarch Investment, LLC, a wholly-owned subsidiary of Monarch Bank, has ownership interests in several subsidiaries. We deliver services through these subsidiaries or investments as follows:

Virginia Asset Group, LLC, formed in October 2006, offers investment advisory services through licensed investment advisors and also sells specific lines of insurance. Investment services are offered through Infinex Financial, LLC, a broker-dealer located in Meriden, Connecticut. Monarch Investment, LLC owns a minority shareholder interest in Infinex Financial, LLC, following the April 20, 2008 merger of BI Investments, LLC, into Infinex Financial, LLC. Monarch Investment, LLC, also owns a minority interest in Bankers Insurance, LLC, a joint venture with the Virginia Bankers’ Association and many other community banks in Virginia. This insurance agency offers a full line of commercial and personal lines of insurance to the general public and to the Company’s clients. Insurance services are also offered through other carriers. Virginia Asset Group, LLC, is 51% owned by Monarch Investment, LLC, and 49% by Mr. Darin Ely, the President of Virginia Asset Group.

Coastal Home Mortgage, LLC, became a subsidiary of Monarch Investment, LLC, in July 2007 when a 51% ownership interest in the company was purchased from another bank. This is a joint venture with four individuals involved with commercial and residential construction in Hampton Roads, with their primary mission to provide residential mortgage loan services for their end product. All loans are processed and underwritten by Monarch Mortgage.

In October of 2007 Real Estate Security Agency, LLC, was formed to offer title insurance services to clients of Monarch Mortgage and Monarch Bank. This agency offers residential and commercial title and settlement services to the Company’s clients. Monarch Investment, LLC, owns 75% of this new company with 25% owned by TitleVentures, LLC. In 2007 we sold our minority interest in Bankers Title of Central Virginia, LLC, a joint venture with the Virginia Bankers’ Association and many other community banks in Virginia.

Home Mortgage Solutions, LLC, was formed in March 2008 and is 51% owned by Monarch Investment, LLC. This is a joint venture with a local builder and developer involved with residential construction in the Richmond, Virginia and Hampton Roads, Virginia markets. Their primary mission is to provide residential mortgage loan services for their end products. All loans are processed and underwritten by Monarch Mortgage.

Market Areas

Our primary market area includes South Hampton Roads, Virginia, which includes the cities of Virginia Beach, Chesapeake, Norfolk, Suffolk and Portsmouth and the Outer Banks region of northeastern, North Carolina. South Hampton Roads, with a population of over 1 million, has experienced steady growth in recent years and is one of the largest metropolitan areas in Virginia. South Hampton Roads is also home to the Port of Hampton Roads, the second largest volume port on the east coast in terms of general cargo and the largest U.S. port on total tonnage. The area has a significant military base presence, with all of the U.S. armed forces represented in the area. The most notable military base is Naval Station Norfolk, the largest naval installation in the world. Within South Hampton Roads, we currently concentrate our operations in Chesapeake, Virginia Beach and Norfolk, the three largest cities.

Chesapeake, which has a population of just over 221,000, has the region’s highest median family income of $73,190 according to Money Magazine’s August 2008 “Best Places to Live” (“MMag”) issue. Chesapeake’s greatest employment concentration is in the area of sales and service, led primarily by health care and support centers. Chesapeake is also home to industries including, trade, manufacturing, maritime, military related industries, and oil and petroleum businesses. All of these demographics make Chesapeake an attractive market for banking services. Our headquarters is located in Chesapeake, and we also have two full service banking offices as well as a mortgage office in the Greenbrier and Great Bridge sections of Chesapeake.

Virginia Beach, which has a population of over 435,000, is the most populous city in Virginia and the 38th largest city in the United States. Virginia Beach has a median family income of approximately $68,969 according to MMag. Virginia Beach’s major industries include tourism, retail and wholesale trade, light manufacturing and military related industries. All of these demographics also make Virginia Beach an attractive market for banking services. We operate banking offices in the Lynnhaven, Oceanfront, Town Center and Kempsville areas of Virginia Beach. We believe these are excellent market areas within the city of Virginia Beach. The Kempsville office opened in January 2007. The headquarters for Monarch Mortgage, which includes a sales office, and the headquarters for Virginia Asset Group, LLC, are located in Virginia Beach.

Norfolk, which has a population of 229,000, is the cultural, industrial, business and medical center of Hampton Roads and hosts the area’s international airport. Median family income is $46,759, according to MMag. The city is undergoing a successful renewal, including new office, retail, hotel construction and new residential development. We operate two banking offices and one mortgage office in the city of Norfolk. Our banking offices are in the Ghent area with our second office in downtown Norfolk. The mortgage banking office is located in Ghent.

Outer Banks, a primarily two county (Currituck and Dare) area on North Carolina’s northeast coast, is one of the healthiest economic growth markets in North Carolina – particularly considering that both counties are relatively small by statewide population standards. OBX Bank operates as a division of Monarch Bank, and OBX Bank is a registered trademark. The Outer Banks area is focused on tourism and residential construction and development, and has a growing year round retiree population. We operate one banking location in the town of Kitty Hawk, North Carolina. The latest population estimates show that Currituck County had approximately 23,900 residents in 2006. This made Currituck only the 78th largest county in the state (out of 100). However, from 2000 to 2006, Currituck County experienced total population growth of 31.4%, indicating faster growth when compared to all of the counties in the state, except two. Dare County, with an approximate population of 36,500 in 2006, is the state’s 66th most populated county and experienced total population growth of 21.7% from 2000 to 2006. While Dare’s population growth is lower than Currituck’s, it is the 8th fastest growing county in the state and exceeds the statewide average annual growth rate during the same period (1.4%). Population projections show Currituck County growing by 30.1% and Dare County growing by 17.6% during the five year period from 2006 to 2011. Based on 2006 information, median household income for Currituck County was the 16th highest in North Carolina at $48,055, and Dare County had the 9th highest in North Carolina at $51,332. As of the 2000 census, there were 13,631 housing units in Currituck County and 30,972 housing units in Dare County, with 65% of Currituck and 48% of Dare households being owner occupied. As of June 30, 2007, the most recent date available, there were over $1 billion in deposits in Dare and Currituck Counties.

Our mortgage offices outside of the Hampton Roads and Outer Banks markets are located for the convenient delivery and sales of residential mortgage loans. We have additional mortgage offices in Fredericksburg, Virginia, Richmond, Virginia through our Home Mortgage Solutions joint venture; College Park, Rockville (2), Waldorf, Crofton and Bowie, Maryland.

Over the past year the general economy has been deteriorating. In direct relationship to this deterioration the banking industry, as a whole, has been under stress. Banks, in general, have come under sharp criticism for the aggressive lending practices of some of the larger players in the mortgage and banking field. Although we have not participated in the practices that have led to industry criticism, as a member of that group we have experienced downward pressure on earnings. Our goals remain the same; to continue to be a strong bank, with a conservative management style that has been the mainstay of healthy bank performance throughout history. As such, we are committed to serving our community with competitive loan and deposit pricing and a wide array of services.

Employees

As of February 15, 2009, the Company and its subsidiaries had two hundred, sixty-four (264) full-time and thirty-one (31) part-time employees. None of its employees are represented by any collective bargaining agreements, and relations with employees are considered excellent.

Lending Activities

Credit Policies

The principal risk associated with each of the categories of loans in our portfolio is the creditworthiness of its borrowers. Within each category, such risk is increased or decreased, depending on prevailing economic conditions. In an effort to manage the risk, our loan policy gives loan amount approval limits to individual bankers based on their position and level of experience, and to our loan committees based on the size of the lending relationship. The risk associated with real estate and construction loans, commercial loans and consumer loans varies, based on market employment levels, consumer confidence, fluctuations in the value of real estate and other conditions that affect the ability of borrowers to repay indebtedness. The risk associated with real estate construction loans varies, based on the supply and demand for the type of real estate under construction.

We have written policies and procedures to help manage credit risk. We utilize an outside third party loan review process that includes regular portfolio reviews to establish loss exposure and to ascertain compliance with our loan policy.

A Management Loan Committee and a Directors’ Loan Committee are utilized to approve loans. The Management Loan Committee is comprised of members of management, and the Directors’ Loan Committee is composed of seven Directors, of which four are independent Directors. Both Committees approve new, renewed and modified loans that exceed officer loan authorities. The Directors’ Loan Committee also reviews any changes to the Bank’s lending policies, which are then approved by the Board of Directors.

Construction and Development Lending

We make construction loans, primarily residential, and land acquisition and development loans. We also offer a construction-permanent loan that is administered through Monarch Mortgage. All construction loans are secured by the building under construction and the underlying land for which the loan was obtained. The average life of a construction loan is approximately 12 months, and it is typically repriced monthly. Because the majority of the interest rates charged on these loans float with the market, the construction loans help us to manage interest rate risk. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or home under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, we generally limit loan amounts to 70% to 90% of appraised value or cost, in addition to analyzing the creditworthiness of its borrowers. We also obtain a first lien on the property as security for construction loans and typically require personal guarantees from the borrower’s principal owners.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate primarily in our market area, including multi-family residential buildings, commercial buildings and offices, shopping centers and churches. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy in general. Our commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation. We also evaluate the location of the security property and typically require personal guarantees or endorsements of the borrower’s principal owners.

Business Lending

Business loans generally have a higher degree of risk than residential mortgage loans, but have higher yields. To manage these risks, we generally obtain appropriate collateral and personal guarantees from the borrower’s principal owners and monitor the financial condition of its business borrowers. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from their employment and other income and are secured by real estate whose value tends to be readily ascertainable. In contrast, business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate.

Consumer Lending

We offer various consumer loans, including personal loans and lines of credit, professional lines of credit, automobile loans, deposit account loans, installment and demand loans, and home equity lines of credit and loans. Such loans are generally made to clients with whom we have a pre-existing relationship. We currently originate all of our consumer loans in our geographic market area.

The underwriting standards we employed for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes an analysis of the value of the security in relation to the proposed loan amount. For home equity lines of credit and loans, our primary consumer loan category, the Bank requires title insurance, hazard insurance and if required, flood insurance.

Portfolio Mortgage Lending

Through our mortgage division Monarch Mortgage, for our own portfolio, we offer adjustable rate mortgages and construction loans to individual borrowers. All adjustable rate mortgages have initial resets in seven years or less and are structured for a potential later sale on the secondary market. Our construction permanent loan program offers individual clients, typically working with a custom builder, a residential construction loan with the ability to sell the loan on the secondary market once complete through a Monarch Mortgage loan. The majority of the residential mortgage loans originated by Monarch Mortgage are sold to investors on the secondary market.

Competition

The banking business is highly competitive. We encounter strong competition from a variety of bank and non-bank financial services providers. These competitors include commercial banks, savings banks, credit unions, consumer finance companies, brokerage firms, money market mutual funds, mortgage banks, mortgage brokers, leasing, and finance companies. In addition, the delivery of financial services has changed significantly with the telephone, ATM, personal computer and the Internet being used to access information and perform banking transactions.

Competition in our target market area for loans to businesses, professionals and consumers is very strong. Many of our competitors have substantially greater resources and lending limits than we do and offer certain services, such as extensive and established branch networks and other services that we cannot provide. Moreover, larger institutions operating in the South Hampton Roads have access to borrowed funds at a lower cost than we do. Several community banks are headquartered in our trade areas. Several regional and super-regional banks, as well as a number of large credit unions, also have offices in our market area. Competition among institutions for deposits in the area is intense.

Supervision and Regulation

Bank Holding Company Act. In order to acquire the shares of Monarch Bank and thereby become a bank holding company within the meaning of the Bank Holding Company Act, we were required to obtain approval from, and register as a bank holding company, with the Federal Reserve Board (the “Board”), and are subject to ongoing regulation, supervision and examination by the Board. As a condition to its approval, the Board required that we agree that we would obtain approval of the Federal Reserve Bank of Richmond prior to incurring any indebtedness. We are required to file with the Board periodic and annual reports and other information concerning its own business operations and those of its subsidiaries. In addition, the Bank Holding Company Act requires a bank holding company to obtain Board approval before it acquires, directly or indirectly, ownership or control of any voting shares of a second or subsequent bank if, after such acquisition, it would own or control more than 5% of such shares, unless it already owns or controls a majority of such voting shares. Board approval must also be obtained before a bank holding company acquires all or substantially all of the assets of another bank or merges or consolidates with another bank holding company. Any acquisition by a bank holding company of more than 5% of the voting shares, or of all or substantially all of the assets, of a bank located in another state may not be approved by the Board unless such acquisition is specifically authorized by the laws of that second state.

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

General. Our subsidiary, Monarch Bank is a state bank and member of the Federal Reserve System. The Federal Reserve and the Virginia Bureau of Financial Institutions regulate and monitor all significant aspects of the our operations. The Federal Reserve requires quarterly reports on our financial condition, and we receive periodic examinations from both federal and state regulators. The cost of complying with these regulations and reporting requirements can be significant. In addition, some of these regulations, such as the ability to pay dividends, impact investors directly.

For member banks like Monarch, the Federal Reserve has the authority to prevent the continuance or development of unsound and unsafe banking practices and to approve conversions, mergers and consolidations. Obtaining regulatory approval of these transactions can be expensive, time consuming, and ultimately may not be successful. We are required to have prior regulatory approval to open any additional banking offices. This approval takes into account a number of factors, including, among others, adequate Bank capital to support additional expansion and a finding that public interest will be served by such expansion. While we plan to seek regulatory approval to establish additional banking offices, there can be no assurance when, or if, we will be permitted to so expand.

As a member of the Federal Reserve, the Company and its subsidiary, Monarch Bank, are also required to comply with rules that restrict preferential loans by the Company to “insiders”. We are required to keep information on loans to principal shareholders and executive officers, and prohibit certain director and officer interlocks between financial institutions. Our loan operations, particularly for consumer and residential real estate loans, are also subject to numerous legal requirements as are our deposit activities. In addition to regulatory compliance costs, these laws may create the risk of liability to us for noncompliance.

Dividends. The amount of cash dividends we are permitted to pay is limited by federal and state law, regulations and policy and will depend upon our earnings and capital position. Virginia law imposes restrictions on the ability of all banks chartered under Virginia law to pay dividends. Under Virginia law, no dividend may be declared or paid that would impair a bank’s paid-in capital, and payments must be paid from retained earnings. Virginia Banking regulators and the Federal Reserve have the general authority to limit dividends we pay if such payments are deemed to constitute an unsafe and unsound practice.

Under current supervisory practice, prior approval of the Federal Reserve is required if cash dividends declared in any given year exceed the total of its net profits for such year, plus its retained net profits for the preceding two years. In addition, we may not pay a dividend in an amount greater than our undivided profits on hand after deducting current losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of all loans which are in arrears with respect to interest by six months or more, unless such loans are fully secured and in the process of collection. Federal law further provides that no insured depository institution may make any capital distribution (which would include a cash dividend) if, after making the distribution, the institution would not satisfy one or more of its minimum capital requirements.

FDIC Insurance. Effective October 2008 through December 31, 2009, interest-bearing deposits are insured by the FDIC for a maximum of $250,000 per depositor. Additionally, we are a participant in the FDIC’s Transaction Account Guarantee Program which provides that through December 31, 2009, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. For this protection, we pay a semi-annual statutory assessment and must comply with the rules and regulations of the FDIC. FDIC assessments can change, affecting our costs, depending on the solvency of the Banking industry as a whole. In addition, the cost of complying with FDIC rules and regulations may negatively impact our profitability.

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

Under the Federal Reserve’s current risk-based capital guidelines for member banks, we are required to maintain a minimum ratio of total capital to risk-weighted assets of 8%, with at least 4% consisting of Tier 1 capital. Tier 1 capital consists of common and qualifying preferred stock, certain other qualifying instruments, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets. In addition, the Federal Reserve requires its member banks to maintain a minimum ratio of Tier 1 capital to average total assets. This capital measure generally is referred to as the leverage capital ratio. The minimum required leverage capital ratio is 4% if the Federal Reserve determines that the institution is not anticipating or experiencing significant growth and has well-diversified risks—including no undue interest rate exposure, excellent asset quality, high liquidity and good earnings—and, in general, is considered a strong banking organization and rated Composite 1 under the Uniform Financial Institutions Rating Systems. If we do not satisfy any of these criteria, we may be required to maintain a ratio of total capital to risk-based assets of 10% and a ratio of Tier 1 capital to risk-based assets of at least 6%. We would then be required to maintain a 5% leverage capital ratio. These regulations can impact Monarch by requiring it to hold more capital and may inhibit our ability to grow.

Affiliate Transactions and Branching. The Federal Reserve Act restricts loans, investments, asset purchases and other transactions between banks and their affiliates, including placing collateral requirements and requiring that those transactions are on terms and under conditions substantially the same as those prevailing at the time for comparable transactions with non-affiliates. Subject to receipt of required regulatory approvals we may branch without geographic restriction in Virginia, and we may acquire branches or banks or merge across state lines in most cases.

Community Reinvestment Act. The Community Reinvestment Act of 1977, or CRA, requires that federal banking regulators evaluate the record of financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. We received a “Satisfactory” CRA rating in the Company’s latest CRA examination.

Other Regulations. We are subject to a variety of other regulations. State and federal laws restrict interest rates on loans, potentially affecting our income. The Truth in Lending Act and the Home Mortgage Disclosure Act impose information requirements on the Company in making loans. The Equal Credit Opportunity Act prohibits discrimination in lending on the basis of race, creed, or other prohibited factors. The Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act govern the use and release of information to credit reporting agencies. The Truth in Savings Act requires disclosure of yields and costs of deposits and deposit accounts. Other acts govern confidentiality of consumer financial records, automatic deposits and withdrawals, check settlement, endorsement and presentment, and disclosure of cash transactions exceeding $10,000 to the Internal Revenue Service.

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

Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or “SOX.” The stated goals of SOX are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. SOX is the most far-reaching U.S. securities legislation enacted since the 1930’s. SOX generally applies to all companies that, like Monarch, file or are required to file periodic reports under the Securities Exchange Act of 1934. The required implementation of SOX for companies with less than $75 Million in market capitalization was in 2007, with a delay until 2009 for our external auditors to test our SOX workpapers and samples. We anticipate the cost of SOX compliance to be only slightly negative to profitability based on the 2008 work performed.

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

United States Treasury Department Oversight. In October 2008 the United States Treasury Department, the Federal Reserve Board and the Federal Deposit Insurance Corporation jointly announced additional programs pursuant to the Emergency Economic Stabilization Act of 2008 to address instability in the financial markets. We applied, under the Capital Purchase Program, for additional capital in the form of preferred stock with associated common stock warrants, and were approved for $14.7 million in additional capital. We received this capital on December 19, 2008. We also elected to participate in the Temporary Liquidity Guarantee Program to provide unlimited FDIC insurance coverage for non-interest bearing transaction accounts until the expiration of this program on December 31, 2009. On February 17, 2009 President Obama signed into law the American Recovery and Reinvestment Act of 2009 that modified many previously established provisions of the Emergency Economic Stabilization Act of 2008. These regulations and their implementation may change in the future. Until we repay the investment by the United States Treasury Department under the Capital Purchase Program we will be under certain restrictions on capital repurchases, cash dividends, and executive compensation.

Governmental Monetary Policies

Our earnings and growth is affected not only by general economic conditions, but also by the monetary policies of various governmental regulatory authorities, particularly the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “Federal Reserve”). The Federal Reserve Board’s Open Market Committee implements national monetary policy in United States government securities, control of the discount rate and establishment of reserve requirements against both member and nonmember financial institutions’ deposits. These actions have a significant effect on the overall growth and distribution of loans, investments and deposits, as well as the rates earned on loans, or paid on deposits.

Our management is unable to predict the effect of possible changes in monetary policies upon our future operating results.

Access to Filings

We make available all periodic and current reports, free of charge, on our website as soon as reasonably practicable after such material is electronically filed with, or furnished to the Securities and Exchange Commission (SEC). Monarch’s website address is www.monarchbank.com. After accessing the Website, the filings are available upon selecting the About Monarch & Investor Documents menu items. The contents of the website are not incorporated into this report or into Monarch’s other filings with the SEC.

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

Our profitability depends in substantial part on our net interest margin, which is the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Our net interest margin depends on many factors that are partly or completely outside of our control, including competition, monetary and fiscal policies, and economic conditions generally. Prior to June of 2004, the Federal Reserve cut short-term interest rates 12 times beginning January 2001. Since June 2004, the Federal Reserve has increased short-term interest rates 17 times. Between September 2007 and December 2008 the Federal Reserve lowered rates 10 times. Our net interest margin is negatively impacted when the Federal Reserve lowers rates and positively impacted when they increase rates due to our large portfolio of floating rate loans tied to the Wall Street Journal Prime Rate. It is possible that our profitability will decline in the current falling rate environment unless we can lower our cost of deposits and other borrowings which are used to fund our loans at a similar pace. We try to minimize our exposure to interest rate risk, but we are unable to completely eliminate this risk.

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

Also, our anticipated growth and success, in large part, will be due to the services provided by our mortgage banking officers and the employees of our residential mortgage division. The loss of services of one or more of these persons could have a material adverse effect on our operations and our business could suffer. Our mortgage loan originators are not a party to any employment agreement with us, and they could terminate their employment with us at any time and for any reason.

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

Our profitability will depend in substantial part upon the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities. We may pay above-market rates to attract deposits as we have done in some of our marketing promotions in the past to fund loan growth. Changes in interest rates will affect our operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits, the volume of loan originations in our mortgage banking business and the value we can recognize on the sale of mortgage and home equity loans in the secondary market. We attempt to minimize our exposure to interest rate risk, but we will be unable to eliminate it. Based on our asset/liability position at December 31, 2008, a rise in interest rates would benefit our net interest income in the short term. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally.

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

As of March 1, 2009, our directors and executive officers beneficially owned approximately 974,350 shares or 17.33% of our common stock. Accordingly, such persons will be in a position to exercise substantial influence over our affairs and may impede the acquisition of control by a third party. We cannot assure investors that the interests of our directors and executive officers will always align precisely with the interests of the holders of our common stock.

We do not plan to pay cash dividends on common stock in the immediate, foreseeable future.

We do not expect to pay cash dividends on our common stock in the near future. Our ability to declare and pay cash dividends will be dependent upon, among other things, restrictions imposed by the reserve and capital requirements of Virginia and federal banking regulations, our income and financial condition, tax considerations and general business conditions.

We are required, through our participation in the Troubled Asset Relief Program Capital Purchase Program to pay a quarterly 5% dividend on our cumulative perpetual preferred stock, series A, to the United States Department of the Treasury. In accordance with our acceptance of funds from the US Treasury, cash dividends on common stock are not permitted without prior approval from the US Department of Treasury.

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

Competition in our target market area for loans to businesses, professionals and consumers is very strong. Most of our competitors have substantially greater resources and lending limits than we do and offer certain services, such as extensive and established branch networks and trust services that we cannot provide. Moreover, larger institutions operating in the South Hampton Roads have access to borrowed funds at lower cost than we will have available. Several community banks are headquartered in our trade areas. Several regional and super-regional banks, as well as a number of large credit unions, also have banking offices in our market area. Competition among institutions for checking and saving deposits in the area is intense.

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

We are limited in the amount we can lend to a single borrower by the amount of our capital. Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus to any one borrower. As of December 31, 2008, we were permitted, by law, to lend approximately $9,400,000 to any one borrower. However, we have set a “house lending limit” of $8,200,000. This amount is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We can accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not efficient or always available. We may not be able to attract or maintain clients seeking larger loans or may not be able to sell participations in such loans on terms we consider favorable.

If our allowance for loan losses becomes inadequate, our results of operations may be adversely affected.

We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses in our loan portfolio. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of our clients relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates; that may be beyond our control, and these losses may exceed our current estimates. Rapidly growing loan portfolios are, by their nature, unseasoned. As a result, estimating loan loss allowances is more difficult, and may be more susceptible to changes in estimates, and to losses exceeding estimates, than more seasoned portfolios. Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in our loan portfolio, we cannot fully predict such losses or that our loan loss allowance will be adequate in the future. Excessive loan losses could have a material impact on our financial performance. Because of our growth strategy, we expect that our earnings will be negatively impacted by loan growth, which requires additions to our allowance for loan losses. Consistent with our loan loss reserve methodology, we expect to make additions to our loan loss reserve levels as a result of our growth strategy, which may affect our short-term earnings.

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

The market for financial services, including banking services and consumer finance services is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, internet-based banking and telebanking. Our ability to compete successfully in our markets may depend on the extent to which we are able to exploit such technological changes. If we are not able to afford such technologies, properly or timely anticipate or implement such technologies, or properly train our staff to use such technologies, our business, financial condition or operating results could be adversely affected.

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

The listing below provides certain information with respect to our properties. We believe our facilities are in good operating condition, are suitable and adequate for our operational needs and are adequately insured.

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

Monarch Mortgage Offices

2809 S. Lynnhaven Road, Suite 200, Virginia Beach, VA (leased) (headquarters)

750 Volvo Parkway, Chesapeake, VA (land leased, building owned)

320 W. 21st Street, Norfolk, VA (leased)

1320 Central Park Blvd, Suite 214 and 215, Fredericksburg, VA (leased)

114 North Main Street, Suffolk, VA (leased)

3708 Croatan Highway, Kitty Hawk, NC (leased)

2138 Priest Bridge Court, Suite 7, Crofton, MD (leased)

600 Jefferson Plaza, Suites 205 and 360, Rockville, MD (leased)

6321 Greenbelt Road, College Park, MD (leased)

3261 Old Washington Road, Suite 2020, Waldorf, MD (leased)

4201 Northview Drive, Bowie, MD (leased)

Monarch Capital Offices

150 Boush Street, Suite 201, Norfolk, VA (leased)

Coastal Home Mortgage Offices

2101 Parks Avenue, Suite 101, Virginia Beach, VA (leased)

Home Mortgage Solutions, LLC

5943 Harbour Park Drive, Suite B, Midlothian, VA (leased)

Virginia Asset Group Offices

621 Lynnhaven Parkway, Suites 250 and 251, Virginia Beach, VA (leased)

Item 3.	Legal Proceedings

There are no legal proceedings pending against the Company.

Item 4.	Submission of Matters to a Vote for Security Holders

There were no matters submitted to a vote of security holders during the three month period ending December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Capital Market under the symbol MNRK. As of March 1, 2009, there were 2,038 known holders of Common Stock.

The table below presents the high and low closing sales’ prices for our common stock for the past two years. Market values are shown per share and are based on the shares outstanding, on a split adjusted basis, for 2008 and 2007.

	2008
Market Price for Common Stock	High	Low	Close
4th Quarter	$9.40	$6.37	$6.75
3rd Quarter	10.00	7.40	7.70
2nd Quarter	11.24	9.25	10.19
1st Quarter	10.99	9.10	9.99

	2007
Market Price for Common Stock	High	Low	Close
4th Quarter	$15.00	$9.25	$9.50
3rd Quarter	13.88	11.78	13.08
2nd Quarter	15.42	12.59	13.29
1st Quarter	14.84	12.67	14.20

We have never declared a cash dividend on our common stock. We are subject to certain restrictions imposed by the reserve and capital requirements of Federal and Virginia banking statutes and regulations, as well as, the US Department of Treasury. It is anticipated that all of our earnings in the foreseeable future will be required for use in the development of our business. The declaration and payment of cash dividends will depend on our earnings, financial condition, and other factors. Thus, there can be no assurance of when, and if, we will pay cash dividends on our shares. On July 15, 2003, Monarch Bank completed a combined shareholder rights offering and public offering for a total of 947,232 shares in both offerings at an adjusted price of $7.89 per share. We raised approximately $7.0 million in the offerings after payment of expenses. On May 31, 2005, we sold 594,000 shares at $10.98 per share in a private offering, which raised approximately $6.5 million after the payment of expenses. In June 2008, we raised $6.8 million in capital through the sale of 774,110 shares of our common stock in two private placements at an average price of $9.31 per share.

We did not repurchase any shares of its common stock during the three months ended December 31, 2008.

Item 6.	Selected Financial Data

The following consolidated summary sets forth our selected financial data for the periods and at the dates indicated. The selected financial data have been derived from our audited financial statements for each of the five years that ended December 31, 2008, 2007, 2006, 2005 and 2004.

	At or For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except ratios and per share amounts)
Balance Sheet Data:
Assets	$597,198	$503,164	$407,720	$331,174	$226,858
Loans, net of unearned interest	496,666	415,177	318,028	260,581	177,141
Deposits	496,086	389,704	314,113	273,073	171,376
Shareholders’ equity	59,777	36,548	34,009	29,796	21,103
Average shares outstanding, basic (1)	5,213	4,815	4,759	4,389	3,943
Average shares outstanding, diluted (1)	5,292	5,019	5,026	4,584	4,112

Results of Operations:
Interest Income	$29,258	$30,752	$25,110	$15,527	$9,392
Interest Expense	14,716	14,487	10,861	5,507	3,232
Net Interest Income	14,542	16,265	14,249	10,020	6,160
Provision for loan losses	5,014	976	559	915	305
Net interest income after provision for loan losses	9,528	15,289	13,690	9,105	5,855
Non-interest income	21,469	8,379	3,615	3,161	2,412
Securities losses	(56)	—	(29)	(11)	(16)
Non-interest expenses	29,023	18,812	11,870	9,088	7,113
Income before income taxes	1,918	4,856	5,406	3,167	1,138
Minority interests in subsidiary’s net (income) losses	(281)	(165)	6	—	(7)
Income tax expense	505	1,533	1,786	1,065	374
Net income	1,132	3,158	3,626	2,102	757

Per Share Data:
Net income, basic	$0.21	$0.66	$0.76	$0.48	$0.19
Net income, diluted	0.21	0.63	0.72	0.46	0.18
Book value at period end	7.86	7.57	7.02	6.30	5.33

Asset Quality Ratios:
Non-performing loans to period end loans	1.49%	0.10%	0.03%	0.00%	0.00%
Non-performing assets to total assets	1.35%	0.08%	0.02%	0.00%	0.00%
Allowance for loan losses to period-end loans	1.59%	0.95%	1.01%	1.02%	1.01%
Net Charge-offs (recoveries) to average loans	0.20%	0.06%	0.00%	0.01%	0.00%

Selected Ratios:
Return on average assets	0.20%	0.76%	1.05%	0.82%	0.39%
Return on average equity	2.66%	8.86%	11.38%	8.14%	3.68%
Efficiency ratio (2)	80.20%	76.33%	66.55%	69.01%	83.13%
Net interest margin	3.00%	4.25%	4.43%	4.15%	3.35%
Tier 1 risk-based capital ratio	13.53%	9.22%	12.18%	9.86%	9.92%
Total risk-based capital ratio	14.79%	10.05%	13.07%	10.74%	10.76%
Leverage ratio	11.76%	9.56%	12.21%	9.96%	10.28%

(1)	Amounts have been adjusted to reflect all Common Stock splits and dividends as of December 31, 2008.
(2)	The efficiency ratio is a key performance indicator in the Company’s industry. The Company monitors this ratio in tandem with other key indicators for signals of potential trends that should be considered when making decisions regarding strategies related to such areas as asset liability management, business line development, and growth and expansion planning. The ratio is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income, net of any securities gains or losses. It is a measure of the relationship between operating expenses to earnings. See “Critical Accounting Policies” on page 38 for additional information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Risks and Cautionary Statement Concerning Forward Looking Statement

The Private Securities Litigation Reform Act of 1995 (the “1995 Act”) provides a safe harbor for forward-looking statements made by or on our behalf. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of our management and on information available at the time these statements and disclosures were prepared.

This report includes and incorporates by reference forward-looking statements within the meaning of the 1995 Act. These statements are included throughout this report, and in the documents incorporated by reference in this report, and relate to, among other things, projections of revenues, earnings, earnings per share, cash flows, capital expenditures, or other financial items, expectations regarding acquisitions, discussions of estimated future revenue enhancements, potential dispositions, and changes in interest rates. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, profitability, liquidity, and capital resources. The words “believe”, “anticipate”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, and similar terms and phrases identify forward-looking statements in this report and in the documents incorporated by reference in this report.

Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations involve risks and uncertainties, many of which are outside of our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct.

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

OVERVIEW

The purpose of this discussion is to focus on important factors affecting our financial condition and results of operations. The discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes to assist in the evaluation of our 2008 performance.

ANALYSIS OF OPERATING RESULTS

NET INCOME

We reported net income of $1,132,883 for the year ended December 31, 2008 compared to $3,158,174 and $3,626,458 for the years ended December 31, 2007 and 2006, respectively. For the year ended December 31, 2008, the basic and diluted earnings per share were both $0.21. The basic and diluted earnings per share were $0.66 and $0.63 for December 31, 2007, and $0.76 and $0.72, respectively, for the year ended December 31, 2006.

Two important and commonly used measures of profitability are return on assets (net income as a percentage of average total assets) and return on shareholders’ equity (net income as a percentage of average common shareholders’ equity). Our returns on average assets were 0.20%, 0.76% and 1.05% for the years ended December 31, 2008, 2007 and 2006, respectively. The returns on average shareholders’ equity were 2.66%, 8.86% and 11.38% for the same time periods.

Net income was down in 2008 compared to 2007 $2,025,291 or 64.1% and net income declined $468,284 or 12.9% in 2007 compared to 2006. Net interest income declined 10.6% in 2008 or $1,723,668 compared to 2007, which had increased $2,016,128 or 14.1% over 2006. Provision for loan losses increased 413% or $4,037,598 in 2008 compared to 2007, which had increased 74.6% or $417,134 over 2006.

Non-interest income increased $13,034,254 or 155.6% in 2008 compared to 2007 and $4,793,301 or 133.7% in 2007 compared to 2006. These trends represent a combination of factors which include a severe downturn in the economy, low interest rates, and prudent management decisions with regard to asset management and deployment.

Non-interest expenses increased 54.3% or $10,210,440 for a total of $29,022,845 in 2008 and $6,942,813 or 58.5% for a total of $18,812,405, compared to $11,869,592 in 2006. The majority of the increases were in salaries and benefits, occupancy expenses and loan origination expenses. The net effect on 2008 pre-tax income was a decrease of 65.1% or $3,054,100 to $1,637,383 compared to 2007 which had a pre-tax income decrease of 13.3%, or 720,681 to $4,691,483, when compared to $5,412,164 in 2006.

Net non-interest income, which represents non-interest income minus non-interest expense, improved dramatically in 2008 with the growth of our non-interest income lines of business. A lower net non-interest income number will typically lead to greater profitability, and we focus more closely on this number than on the industry standard efficiency ratio. In 2008, our net non-interest loss was $7,609,532 compared to $10,433,346 in 2007, a 27.1% improvement. In 2007 this number grew $2,149,512 or 25.9% when compared to $8,283,834 in 2006 due to the expansion of our mortgage and banking operations.

NET INTEREST INCOME

Net interest income, our primary source of revenue, is the excess of interest income over interest expense. Net interest income is influenced by a number of factors, including the volume of interest-earning assets and interest-bearing liabilities, the mix of interest-earning assets and interest-bearing liabilities, the interest rates earned on earning assets, and the interest rates paid to obtain funding to support the assets. For analytical purposes, net interest income is adjusted to a taxable equivalent basis to recognize the income tax savings on tax-exempt assets, such as bank owned life insurance (BOLI) and municipal securities and loans. A tax rate of 34% was used in adjusting interest on BOLI, tax-exempt securities and loans to a fully taxable equivalent basis. The difference between rates earned on interest-earning assets (with an adjustment made to tax-exempt income to provide comparability with taxable income, i.e. the “FTE” adjustment) and the cost of the supporting funds is measured by the net interest margin.

Net interest income declined $1,723,668 to $14,542,221 in 2008 compared to $16,265,889 in 2007. Net interest income growth in 2007 was $2,016,128 or 14.2% over 2006. We have an asset sensitive balance sheet with the majority of our earning assets set to reprice within a one year time frame and many of our loans repricing on a daily basis based on market indexes. When comparing the components of net interest income in 2007 to 2006 the numbers indicate that our total interest costs increased $3,625,939 or 33.4% to $14,486,625 on average volume growth of $60.1 million while total interest income increased $5,642,067 or 22.5% to $30,752,514 on average volume growth of $61.1 million. The same comparison in 2008 to 2007 shows that our total interest costs only increased $229,358 or 1.6% to $14,715,983 on average volume growth of $123.8 million while total interest income declined $1,494,310 or 4.9% to $29,258,204 on average volume growth of $106.6 million.

As stated previously we are asset-sensitive and the current economic environment has created challenges in 2008 that began in late 2007. A majority of the loan portfolio is tied to the Wall Street Journal Prime rate which has moved in tandem with the changes in the federal funds rate. The Federal Reserve Open Market Committee, which sets the federal funds rate, decreased the target funds rate five times in 2008 for a total of 400 basis points which has resulted the historically low federal funds rate of 0.25%. In 2007 they decreased rates three times for a total of 100 basis points between September and December. Interest earning assets repriced more rapidly than interest bearing deposits which represent 92.9% of total interest bearing liabilities, creating a timing difference between declines in interest earnings and cost.

Table 1 depicts interest income on average earning assets and related yields, as well as interest expense on average interest-bearing liabilities and related rates paid for the periods indicated.

Our net yield on earning assets or net interest margin, which is calculated by dividing net interest income by average earning assets, was 3.00% in 2008 compared to 4.25% and 4.43% in 2007 and 2006, respectively. Our earning asset yield decreased 201 basis points in 2008 to 5.95% compared to a 24 basis point increase to 7.96% in 2007 over the 2006 rate of 7.72%. During the same periods liability costs declined 121 basis points to 3.32% compared to a 35 basis point increase to 4.53% in 2007 over 4.18% in 2006. The result of these changes is a 79 basis point margin compression in 2008 to a spread of 2.64% compared to 3.43% in 2007 and 3.54% in 2006. Comparing the basis point decrease in our earning asset yield to the decrease in the index reveals that we have been able to soften the effect of the economic change through management strategies. With 75% of all loans repricing due to maturity or contractual repricing (to the prime rate or another market index) in 2008 and 79% in 2007, we have negotiated floors on the majority of our commercial and mortgage loan portfolio which prevented further declines in asset earnings. On the cost side, we have promoted funding growth that is short term, with 93% of interest bearing liabilities set to reprice within the next twelve months. These strategies should enable us to react more quickly to index changes going forward.

Table 2 presents the dollar amount of changes in interest income and interest expense, and distinguishes between the changes related to increases or decreases in average outstanding balances of interest-earning assets and interest-bearing liabilities (volume), and the changes related to increases or decreases in average interest rates on such assets and liabilities (rate).

Comparing the rate and volume of the periods presented further points to the impact that rate had on our performance. As indicated by Table 2, in 2008 net rate changes took $4.2 million from income and net growth could only replace $2.5 million for a decline of $1.7 million in net interest income. The majority of the rate impact was on loan yields where rate decreases reduced interest income $8.5 million and growth could only replace $7.1 million for a net loss of $1.4 million. On the other hand, the decrease in rates helped lessen the impact that deposit growth had on cost. The overall decline in other borrowings was due more to rate than volume. Comparing 2007 to 2006, when net interest income increased $2.0 million, loan growth improved earnings $6.0 million while rate contributed $182 thousand. Deposit growth increased cost $2.0 million and rate added another $404 thousand. Other borrowings also were impacted by both rate and growth for additional cost.

Table 1—NET INTEREST INCOME ANALYSIS

The following is an analysis of net interest income, on a taxable equivalent basis.

	2008			2007			2006
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Loans:
Commercial	$207,492	$14,700	7.08%	$156,567	$12,798	8.17%	$116,782	$9,336	7.99%
Mortgage	152,759	9,398	6.15%	139,038	11,527	8.29%	116,425	9,739	8.37%
Consumer	109,527	4,397	4.01%	70,022	5,546	7.92%	58,462	4,576	7.83%

Total loans	469,778	28,495	6.07%	365,627	29,871	8.17%	291,669	23,651	8.11%

Securities:
Federal agencies	10,013	383	3.83%	10,043	439	4.37%	11,404	436	3.82%
Mortgage-backed	906	38	4.19%	1,380	56	4.06%	4,950	252	5.09%
State and municipal	—	—	0.00%	—	—	0.00%	281	13	4.63%
Other securities	1,659	63	3.80%	2,091	76	3.63%	2,137	77	3.60%

Total securities	12,578	484	3.85%	13,514	571	4.23%	18,772	778	4.14%

Restricted stock and deposits in other banks	8,639	279	3.23%	5,524	310	5.61%	13,325	681	5.11%

Bank owned life insurance	6,661	370	5.55%	6,417	374	5.83%	6,171	365	5.91%

Total interest-earning assets	497,656	29,628	5.95%	391,082	31,126	7.96%	329,937	25,475	7.72%

Less: Allowance for loan losses	(4,526)			(3,546)			(3,177)
Other non-earning assets	60,942			26,844			18,047

Total assets	$554,072			$414,380			$344,807

Liabilities and Shareholders’ Equity
Deposits:
Demand	$16,364	152	0.93%	$10,549	25	0.24%	$9,561	20	0.21%
Money market	123,542	3,203	2.59%	144,964	6,363	4.39%	154,176	6,837	4.43%
Savings	9,509	115	1.21%	5,982	35	0.59%	7,751	49	0.63%
Time	240,648	9,203	3.82%	120,352	5,913	4.91%	70,217	3,026	4.31%

Total deposits	390,063	12,673	3.25%	281,847	12,336	4.38%	241,705	9,932	4.11%

Other borrowings	53,556	2,043	3.81%	37,927	2,150	5.67%	17,995	928	5.16%

Total interest-bearing liabilities	443,619	14,716	3.32%	319,774	14,486	4.53%	259,700	10,860	4.18%

Demand deposits	65,607			58,104			51,685
Other liabilities	2,234			861			1,550
Shareholders’ equity	42,612			35,641			31,872

Total liabilities and Shareholders’ equity	$554,072			$414,380			$344,807

Interest rate spread			2.63%			3.43%			3.54%

Net yield on earning assets			3.00%			4.25%			4.43%

Reconcilement to GAAP
Net interest income tax equivalent		14,912			16,640			14,615
Less: Taxable equivalent adjustment		126			127			124
Less: BOLI interest income		244			247			241

		$14,542			$16,266			$14,250

Table 2—Changes in Net Interest Income (Rate/Volume Analysis)

Net interest income is the product of the volume of average earning assets and the average rates earned, less the volume of average interest-bearing liabilities and the average rates paid. The portion of change in relating to both rate and volume is allocated to each of the rate and volume changes based on the relative change in each caterogy. The following table analyzes the changes in both rate and volume components of net interest income on a taxable equivalent basis.

(in thousands)

	2008 vs 2007			2007 vs 2006
	Interest Increase (Decrease)	Change Attributable to		Interest Increase (Decrease)	Change Attributable to
		Rate	Volume		Rate	Volume
Interest income
Loans:
Commercial	$1,902	$(1,867)	$3,769	$3,462	$214	$3,248
Mortgage	(2,129)	(3,185)	1,056	1,788	(87)	1,875
Consumer	(1,149)	(3,455)	2,306	970	55	915

Total loans	(1,376)	(8,507)	7,131	6,220	182	6,038

Securities:
Federal agencies	(56)	(55)	(1)	3	58	(55)
Mortgage-backed	(18)	2	(20)	(196)	(43)	(153)
State and municipal	—	—	—	(13)	(6)	(7)
Other securities	(13)	3	(16)	(1)	1	(2)

Total securities	(87)	(50)	(37)	(207)	10	(217)

Deposits in other banks	(31)	(163)	132	(371)	61	(432)
Bank owned life insurance	(4)	(18)	14	6	(4)	10

Total interest income	$(1,498)	$(8,738)	$7,240	$5,648	$249	$5,399

Interest expense
Deposits:
Demand	$127	$107	$20	$5	$3	$2
Money market	(3,160)	(2,322)	(838)	(474)	(69)	(405)
Savings	80	52	28	(14)	(3)	(11)
Time	3,290	(1,548)	4,838	2,887	473	2,414

Total deposits	337	(3,711)	4,048	2,404	404	2,000
Other borrowings	(107)	(831)	724	1,221	99	1,122

Total interest expense	230	(4,542)	4,772	3,625	503	3,122

Net interest income	$(1,728)	$(4,196)	$2,468	$2,023	$(254)	$2,277

MARKET RISK MANAGEMENT

In 2008 as with 2007, we spent a great deal of time focusing on the management of the balance sheet to maximize net interest income. Our primary component of market risk is interest rate volatility. Our primary objectives for managing interest rate volatility is to identify opportunities to maximize net interest income while ensuring adequate liquidity and carefully managing interest rate risk. The Asset/Liability Management Committee (“ALCO”), which is composed of executive officers, is responsible for:

•	Monitoring corporate financial performance;

•	Meeting liquidity requirements;

•	Establishing interest rate parameters, indices, and terms for loan and deposit products;

•	Assessing and evaluating the competitive rate environment;

•	Monitoring and measuring interest rate risk.

Interest rate risk refers to the exposure of our earnings and market value of portfolio equity (“MVE”) to changes in interest rates. The magnitude of the change in earnings and MVE resulting from interest rate changes is impacted by the time remaining to maturity on fixed-rate obligations, the contractual ability to adjust rates prior to maturity, competition, and the general level of interest rates and customer actions.

There are several common sources of interest rate risk that must be effectively managed if there is to be minimal impact on our earnings and capital. Repricing risk arises largely from timing differences in the pricing of assets and liabilities. Reinvestment risk refers to the reinvestment of cash flows from interest payments and maturing assets at lower or higher rates. Basis risk exists when different yield curves or pricing indices do not change at precisely the same time or in the same magnitude such that assets and liabilities with the same maturity are not all affected equally. Yield curve risk refers to unequal movements in interest rates across a full range of maturities.

In determining the appropriate level of interest rate risk, ALCO reviews the changes in net interest income and MVE given various changes in interest rates. We also consider the most likely interest rate scenarios, local economics, liquidity needs, business strategies, and other factors in determining the appropriate levels of interest rate risk. To effectively measure and manage interest rate risk, simulation analysis is used to determine the impact on net interest income and MVE from changes in interest rates.

Interest rate sensitivity analysis presents the amount of assets and liabilities that are estimated to reprice through specified periods if there are no changes in balance sheet mix. The interest rate sensitivity analysis in Table 3 reflects our assets and liabilities on December 31, 2008 that will either be repriced in accordance with market rates, mature or are estimated to mature early or prepay within the periods indicated (in thousands). This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time. Interest-bearing demand deposits and Money Market balances are considered interest sensitive for 50% of the outstanding balances. Management believes this structure makes for a more accurate and meaningful view of our interest sensitivity position.

As illustrated in the table, Monarch is asset-sensitive, primarily due to its adjustable rate loan portfolio. The majority of these loans is indexed to the Wall Street Journal Prime rate and can adjust either daily or monthly. To match this, we have also kept the maturities of most of our borrowings short, either maturing or repricing within one month.

Table 3—Interest Rate Sensitivity Analysis

	December 31, 2008
	3 Months or Less	> 3 Months to 1 Year	> 1 Year to 3 Years	> 3 Years to 5 Years	> 5 Years	Total
Interest sensitive assets:
Interest bearing deposits and Federal funds sold	$66	$—	$—	$—	$—	$66
Securities	—	500	1,593	3,643	611	6,347
Loans	247,796	106,619	60,127	67,990	22,180	504,712
Bank Owned Life Insurance	—	—	—	—	6,787	6,787

Total interest sensitive assets	247,862	107,119	61,720	71,633	29,578	517,912

Interest sensitive liabilities:
NOW and savings deposits	17,903	—	—	—	17,904	35,807
Money market deposits	64,643	—	—	—	64,644	129,287
Time deposits	75,091	166,294	9,910	803	—	252,098
Other borrowings	6,410	10,075	10,200	10,200	1,175	38,060

Total interest sensitive liabilities	164,047	176,369	20,110	11,003	83,723	455,252

Interest sensitivity gap	$83,815	$(69,250)	$41,610	$60,630	$(54,145)	$62,660

Cumulative interest sensitivity gap	$83,815	$14,565	$56,175	$116,805	$62,660

Percentage cumulative gap to total interest sensitive assets	16.2%	2.8%	10.8%	22.6%	12.1%

Because of inherent limitations in interest rate sensitivity analysis, ALCO uses more sophisticated interest rate risk measurement techniques. Simulation analysis is used to subject the current repricing conditions to rising and falling interest rates in increments and decrements of 1%, 2% and 3% to determine how net interest income changes for the next twelve months. ALCO also measures the effects of changes in interest rates on MVE by discounting future cash flows of deposits and loans using new rates at which deposits and loans would be made to similar depositors and borrowers. Market value changes in the investment portfolio are estimated by discounting future cash flows and using duration analysis. Loan and investment security prepayments are estimated using current market information. Table 4 shows the estimated impact of changes in interest rates up and down 1%, 2% and 3% on net interest income and on MVE as of December 31, 2008 (in thousands).

The projected changes in net interest income to changes in interest rates at December 31, 2008 were in compliance with established guidelines for increases and decreases in rate of 3% but were not in compliance for changes of 1% and 2%. The projected changes in MVE to changes in interest rates at December 31, 2008, were in compliance with established policy guidelines for increases and decreases in rate of 2% and 3%, as well as, decreases in rate of 1%. However, the project changes in income were not in compliance for a decrease in rate of 1%. These projected changes in the MVE model are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

The positive gap in the interest rate sensitivity analysis indicates that our net interest income would rise if rates increase and fall if rates decline. The simulation analysis presents a more accurate picture since certain rate indices that affect liabilities do not change with the same magnitude over the same period of time as changes in the prime rate or other indices that reprice loans and investment securities. The projected changes in net interest income at December 31, 2008 were in compliance with established policy guidelines. We continue to focus on compliance through the tightening of lending guidelines and the establishment of floors for certain products.

Table 4—Change in Net Interest Income and

Market Value of Portfolio Equity

Change in Interest Rates(1)	Changes in		Changes in Market Value
	Net Interest Income (2)		of Portfolio Equity (3)
	Amount	Percent	Amount	Percent
Up 3%	$2,467	11.26%	$4,886	7.54%
Up 2%	2,582	11.79	4,516	6.97
Up 1%	1,472	6.72	3,264	5.04
Down 1%	(1,292)	(5.89)	(3,138)	(4.85)
Down 2%	(2,386)	(10.89)	(5,295)	(8.18)
Down 3%	(2,275)	(10.38)	(3,672)	(5.67)

(1)	Our simulation model makes assumptions including the slope and timing of rate increases, the rates that drive certain financial instruments, prepayment assumption, etc.
(2)	Represents the difference between estimated net interest income for the next 12 months in the current rate environment.
(3)	Represents the difference between market value of portfolio equity in the current interest rate environment.

NON-INTEREST INCOME

Non-interest income totaled $21,413,313 in 2008, an increase of $13,034,254 or 155.6% over 2007, which was $4,793,301 or 133.7% higher than 2006. The following table lists the major components of non-interest income for December 31, 2008, 2007 and 2006.

	December 31,
	2008	2007	2006
Mortgage banking income	$18,080,469	$5,151,974	$2,060,700
Investment and insurance commissions	1,277,608	1,130,594	204,386
Service charges and fees	1,370,229	1,159,253	924,449
Security losses, net	(56,428)	—	(29,139)
Loss on sale of other real estate, net	(31,244)	—	—
Bank owned life insurance income	244,035	246,513	240,603
Title company income	230,214	61,466	48,466
Gain on sale of assets, net	16,192	586,234	—
Gain on early extinguishment of debt	—	—	138,000
Other	282,238	43,025	(1,707)

	$21,413,313	$8,379,059	$3,585,758

Mortgage banking income represents fees from originating and selling residential mortgage loans as well as commercial mortgages through Monarch Mortgage and our subsidiary, Monarch Capital, LLC. Monarch Mortgage, our division, was reorganized and expanded in June 2007, making 2008 its first full year of operations. They closed 2,208 loans in 2008 compared to 826 in 2007 and 301 in 2006. The dollar volume closed in 2008 was $577,009,434 compared to $196,916,302 in 2007 and $67,299,157 in 2006. Net interim interest income on loans closed but unfunded is shown as a component of mortgage banking income in all years presented.

Investment and insurance commissions showed some increase in a difficult year for investment activity. Income in 2007 was significantly higher than 2006 because of the formation in late 2006 of Virginia Asset Group, LLC (VAG) a 51% owned subsidiary of our wholly owned subsidiary, Monarch Investments, LLC. VAG has been a top producer for the past two years for the broker-dealer in which Monarch Investments, LLC, has ownership. A gain on acquisition of Infinex Financial, LLC equity has been recorded in 2008 due to the merger of the broker-dealer, BI Investments, LLC, into Infinex Financial, LLC. Following this merger, Monarch Investment, LLC, owns a 1.72% interest in Infinex Financial, LLC.

Service charges continued to grow with deposits. The fees charged in connection with our overdraft/NSF program, which allows retail clients to overdraw their accounts without the negative stigma associated with a returned check, also increased. This program was initiated in 2004 with broad customer acceptance. As noted above, the primary reason for the increase was deposit growth coupled with our overdraft/NSF program, which began in 2004. Service charge pricing on deposit accounts is typically reevaluated annually to reflect current costs and competition.

Net security losses in 2008 were related primarily to the sale of a poorly performing security in the fourth quarter which carried a loss of $71,158. Gains related to rate calls on discounted securities totaled $14,730 in 2008. Securities losses of $29,139 in 2006 were due to the sale of lower yielding investment securities. In 2006 management sold lower yielding mortgage-backed securities.

In 2008 we sold three foreclosed properties for a net loss of $31,244. There were no gains or losses to report in either 2007 or 2006. 2008 is the first year we have had foreclosed properties.

Title income increased notably in 2008 due to our newly formed title company, Real Estate Security Agency, LLC. Our wholly owned subsidiary, Monarch Investment, LLC, owns 75% of this new company with 25% owned by TitleVentures, LLC. Prior year’s income was from our minority interest in Bankers Title of Central Virginia, LLC, a joint venture with the Virginia Bankers’ Association and many other community banks in Virginia which we sold in 2007.

In October 2005 we purchased $6,000,000 in bank owned life insurance that has resulted in income and commissions in each of the three years presented. In 2007 the Company entered into a sale-leaseback agreement on its Lynnhaven banking office that resulted in a total gain of $1,406,038. In compliance with GAAP, $817,257 of that gain was deferred and is being amortized over the life of the lease. The reportable gain has been included in non-interest income for 2007. In 2006 other income included a one time gain from early repayment on a Federal Home Loan Bank borrowing in the amount of $138,000.

Other income represents a variety of nominal recurring and non-recurring activities and transactions that have occurred throughout the year.

NON-INTEREST EXPENSE

Non-interest expense for 2008 was $29,022,845 compared to $18,812,405, and $11,869,592 for 2007 and 2006, respectively. The following table lists the major components of non-interest expense for December 31, 2008, 2007 and 2006.

	Year Ended December 31,
	2008	2007	2006
Salaries and employee benefits	$19,008,912	$12,483,022	$7,018,828
Occupancy expenses	2,119,648	1,386,630	1,016,671
Loan origination expenses	1,922,651	725,655	443,635
Furniture and equipment expense	1,281,804	802,203	533,215
Data processing services	669,135	628,839	562,684
Professional fees	453,998	410,575	270,052
Telephone	399,894	264,690	147,865
Stationary and supplies	376,266	340,591	203,971
Marketing expense	350,163	297,877	323,212
Virginia Franchise Tax	316,104	268,495	322,041
Regulatory Assessment	298,019	166,848	26,143
ATM expense	237,801	202,196	180,397
Postage	202,649	112,137	84,940
Amortization of intangible assets	178,572	74,401	—
Other	1,207,229	648,246	735,938

	$29,022,845	$18,812,405	$11,869,592

Expenses that had the highest dollar increase year-over year are broken out by dollar increase and percentage change below.

	Year Ended December 31,
	2008 vs. 2007		2007 vs 2006
	Dollars	Percentage	Dollars	Percentage
Salaries and employee benefits	$6,525,890	52.3%	$5,464,194	77.9%
Loan origination expenses	1,196,996	165.0%	282,020	63.6%
Occupancy expenses	733,018	52.9%	369,959	36.4%
Furniture and equipment expense	479,601	59.8%	268,988	50.4%
Telephone	135,204	51.1%	116,825	79.0%
Regulatory Assessment	131,171	78.6%	140,705	538.2%
Postage	90,512	80.7%	27,197	32.0%

In all periods presented, the majority of the increase in expense growth was due to increased staffing and higher benefits costs. 2008 represents a full year of salary expense related to our 2007 expansion in mortgage operations as well as increases related to two additional banking offices, additional lenders and support staffing which has more than doubled the number of our employees. At December 31, 2008, we employed a total of 295 full and part-time employees compared to 254 and 126 at year-end 2007 and 2006, respectively. In addition, higher production related incentives, and higher health insurance costs and other benefits such as social security taxes, Medicare taxes, and 401k contribution expenses have contributed to the increase.

The expansion of our mortgage operations has been the major contributor to the growth in loan expense. Costs associated with underwriting and processing mortgage loans at our current volume are significant. Bank related loan expense has also increased due to higher loan volume. Additionally, expense related to the shipping of mortgage loan packages to secondary market investors has had an impact on postage.

Occupancy plus furniture and fixture expense have increased as a result of expansion. We currently have twenty-seven offices, the majority of which we lease. This compares with twenty office locations in 2007 and thirteen in 2006.

Our industry requires that our loan officers be mobile, but accessible to their clients. The telephone is a necessary tool in their daily communication. The growth noted earlier is attributable to both the increase in the number of employees and our volume growth.

The current state of the economy has had a direct impact on our regulatory assessment. The number of bank failures in the past eighteen months has decreased deposit insurance reserves. As such the remaining banks must bear the burden of restoring these reserves through the payment of assessments. The Federal Deposit Insurance Commission has had to increase their assessments rates in both 2008 and 2007, resulting in a significantly higher expense in both years.

We continue to focus on controlling overhead expenses in relation to income growth. The efficiency ratio, a productivity measure used to determine how well non-interest expense is managed, was 80.2% in 2008, compared to 76.33% in 2007, and 66.55%, in 2006. The “Bank only” efficiency ratio was 78.6% in 2008, compared to 68.00% in 2007, and 64.50% in 2006. A lower efficiency ratio indicates more favorable expense efficiency. The efficiency ratio is calculated by dividing non-interest expense by the sum of taxable equivalent net interest income and non-interest income. The expansion of our non-interest income lines of business has negatively impacted this ratio.

INCOME TAXES

The Company recognized federal income tax expense of $504,500 resulting in an effective tax rate of 30.8%. During 2007 we recognized federal income tax expense of $1,533,309 resulting in an effective tax rate of 32.7% and in 2006 we recognized federal income tax expense of $1,785,706 resulting in an effective tax rate of 33.0%. The major difference between the statutory rate and the effective rate results from income that is not taxable for Federal income tax purposes. The primary non-taxable income is that of state and municipal securities or loans and Bank Owned Life Insurance.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Our total assets at year-end 2008 were $597.2 million, an increase of $94.0 million from $503.2 million at year-end 2007. Net loans outstanding at year-end 2008 were $496.7 million, an increase of $81.5 million from $415.1 million at year-end 2007. The primary source of asset growth in 2008 has been in the loan portfolio and loans held for sale, which are loans originated for the secondary market by Monarch Mortgage, which have closed but not yet been funded by the investor.

Total liabilities were $537.3 million at December 31, 2008, compared to $466.6 million at December 31, 2007, an increase of $70.7 million or 15.2%. Total deposits increased $106.4 million to $496.1 million during 2008 compared to $389.7 million at December 31, 2007. Our deposit growth allowed us to reduce FHLB borrowings $35.8 million from $63.5 at December 31, 2007 to $27.7 million at December 31, 2008. Total stockholders’ equity was $59.8 million at December 31, 2008, compared to $36.5 million at December 31, 2007, an increase of $23.3 million and 63.8%.

SECURITIES

Our securities portfolio consists primarily of securities for which an active market exists. Our policy is to invest primarily in securities of the U. S. Government and its agencies and in other high grade fixed income securities to minimize credit risk. Our securities portfolio plays a role in the management of interest rate sensitivity and generates additional interest income. In addition, our portfolio serves as a source of liquidity and is used to meet collateral requirements.

Our securities portfolio consists of two components, securities held-to-maturity and securities available-for-sale. Securities are classified as held-to-maturity based on our intent and ability, at the time of purchase, to hold such securities to maturity. These securities are carried at amortized cost. Securities which may be sold in response to changes in market interest rates, changes in securities’ prepayment risk, increases in loan demand, general liquidity needs, and other similar factors are classified as available-for-sale and are carried at estimated fair value.

Table 5—Securities Portfolio

	As of December 31,
	2008	2007	2006
Securities available-for-sale, at fair value:
U.S. government agency obligations	$4,632	$5,819	$6,642
Mortgage-backed securities	760	1,034	2,799
Corporate debt securities	455	2,021	2,014

	$5,847	$8,874	$11,455

Securities held-to-maturity, at cost:
U.S. government agency obligations	$500	$22,085	$38,574

Total Securities Portfolio	$6,347	$30,959	$50,029

The following table sets forth the estimated maturities of securities, based on current performance. Contractual maturities may be different.

Table 6—Estimated Maturities of Securities Held as of Period Indicated

	December 31, 2008
	1 Year or Less	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
	(Dollars In thousands)
US Agency Securities:
Amortized cost	$2,500	$2,535	$—	$—	$5,035
Fair value	$2,537	$2,613	—	—	$5,150
Weighted average yield	4.36%	3.64%	—	—	4.00%

Mortgage Backed Securities:
Amortized cost	$279	$147	$288	$57	$771
Fair value	$274	$149	$295	$42	$760
Weighted average yield	4.00%	3.91%	4.42%	7.10%	4.37%

Corporate Debt Securities:
Amortized cost	$—	$500	$—	$—	$500
Fair value	$—	$455	$—	$—	$455
Weighted average yield	—	4.15%	—	—	4.15%

Total Securities:
Amortized cost	$2,779	$3,182	$288	$57	$6,306
Fair value	$2,811	$3,217	$295	$42	$6,365
Weighted average yield	4.33%	3.73%	4.42%	7.10%	4.06%

At year-end 2008, total investment securities were $6.3 million, compared to $31.0 million at year-end 2007. Excluding securities of U.S. agencies, neither the aggregate book value nor the aggregate market value of the securities of any issuer exceeded ten percent of our stockholders’ equity. Additional information on our investment securities portfolio is in Note 2 to Monarch’s Financial Statements (included as an exhibit in this Form 10-K).

As of December 31, 2008, there was a net unrealized gain of $41,367 related to the available-for-sale investment portfolio compared to a net unrealized loss of $27,104 at year-end 2007. The market value of securities held-to-maturity at December 31, 2008 was $18,260 over the book value and $4,321 over the book value in 2007. Note 2 of the consolidated financial statements provides details of the amortized cost, unrealized gains and losses, and estimated fair value of each category of the investment portfolio as of December 31, 2008 and 2007.

LOAN PORTFOLIO

Our lending activities are our principal source of income. Loans, net of unearned income, increased $85,558,800 or 20.4% during 2008. Loans held for sale are loans originated for the secondary market by Monarch Mortgage that have closed but not funded increased 189.3% or $35,576,647 to $54,369,215 on December 31, 2008 compared to $18,792,568 on December 31, 2007. This notable increase was due to a recent boom in the mortgage industry coupled with a full year under our restructured mortgage division model, Monarch Mortgage, which has resulted in a significant increase in both the number and dollar amount of loans originated monthly. The discussion below excludes loans held for sale.

Commercial loans and commercial loans secured by real estate should be considered together under the title of commercial when comparing loans outstanding in 2008 compared to prior years. In May 2008, we evaluated the classification of our loan portfolio as reported on March 31, with regard to underlying collateral. Based on that evaluation, loans previously classified as commercial were moved to commercial – secured by real estate. Prior years presented have not been restated.

Construction and land development loans, commercial and home equity loans were our primary areas of growth in 2008. Loans secured by real estate comprise 86.3% of our total loan portfolio as of December 31, 2008, and include a diverse portfolio. Commercial loans comprised 39.0% of our total loans portfolio as of December 31, 2008 compared to 44.8% in 2007. Real Estate Construction and Development loans comprise 25.2% of the loan portfolio as of December 31, 2008 and 17.4% one year prior. Our consumer portfolio, excluding home equity lines of credit and loans included above, comprised 0.7% of total loans as of December 31, 2008, and 0.9% as of December 31, 2007.

We consider our overall loan portfolio diversified as it consists of 34.2% in residential real estate loans including home equity and residential construction loans, 52.1% in other real estate secured loans including commercial real estate, multi-family, farmland and construction and land development loans, 13.0% in commercial, industrial and agricultural loans, and 0.7% in consumer loans as of December 31, 2008, as detailed in Table 7 (in thousands) classified by type.

Interest income on consumer, commercial, and real estate mortgage loans was computed on the principal balance outstanding. Most variable rate loans carry an interest rate tied to the Wall Street Journal Prime Rate, as published in the Wall Street Journal. Note 3 to Monarch’s Financial Statements (included as an exhibit in this Form 10-K) provides a schedule of loans by type and other information. We do not participate in highly leveraged lending transactions, as defined by the regulators, and there are no loans of this nature recorded in the loan portfolio. We do not have foreign loans in our portfolio. At December 31, 2008, we had loan concentrations (loans to borrowers engaged in similar activities) which exceeded 10% of total loans in two areas. These areas of concentration are to borrowers who are principally engaged in the acquisition, development and construction of 1-4 single family homes and developments and to residential home owners with equity lines.

Table 7—Loans

	December 31,
	2008	2007	2006	2005	2004
Real estate loans:
Construction and land development	$126,987	$72,858	$55,121	$58,765	$31,941
Secured by 1-4 family residential properties	172,648	146,189	116,419	76,344	52,556
Secured by multi-family (5 or more) residential properties	4,587	8,766	4,234	3,017	1,778
Secured by nonfarm, nonresidential properties	131,264	54,581	50,915	30,622	36,158

Commercial and industrial loans	65,663	133,120	91,152	89,412	51,729
Consumer loans	3,490	3,567	3,349	5,025	4,756
Deposit overdrafts	73	72	73	81	27

Loans—net of unearned income	$504,712	$419,153	$321,263	$263,266	$178,945

Table 8—Loan Maturities

	At December 31, 2008
	Due within one year		Due after one year but within five years		Due after five years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Loans:
Construction and land development	$110,381	4.63%	$15,517	5.21%	$1,089	7.62%	126,987	4.73%
Secured by 1-4 family residential properties	54,662	4.90%	23,479	6.61%	94,507	4.41%	172,648	4.86%
Secured by multi-family (5 or more) residential properties
	547	5.84%	4,040	7.29%	—	0.00%	4,587	7.11%
Secured by nonfarm, nonresidential properties	41,193	5.37%	74,486	6.74%	15,585	6.63%	131,264	6.30%
Commercial and industrial	45,431	5.08%	18,631	5.63%	1,601	5.51%	65,663	5.25%
Consumer loans	1,117	6.72%	2,229	15.17%	144	6.53%	3,490	12.13%
Deposit overdrafts / lines	11	18.99%	15	13.00%	47	18.24%	73	18.70%

Total	$253,342	4.90%	$138,397	6.55%	$112,973	4.77%	$504,712	5.33%

ALLOWANCE AND PROVISION FOR LOAN LOSSES

Our allowance for loan losses is to provide for losses inherent in the loan portfolio. Our Management is responsible for determining the level of the allowance for loan losses, subject to review by the Board of Directors. Among other factors, this Committee considers on a quarterly basis our historical loss experience, the size and composition of our loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits including impaired loans and our risk-rating-based loan "Watch" list, and national and local economic conditions.

The economy of our trade area is well diversified. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those factors include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The sum of these elements is our management’s recommended level for the allowance. The unallocated portion of the allowance is based on loss factors that cannot be associated with specific loans or loan categories. These factors include management's subjective evaluation of such conditions as credit quality trends, collateral values, portfolio concentrations, specific industry conditions in the regional economy, regulatory examination results, external audit and loan review findings, recent loss experiences in particular portfolio segments, etc. The unallocated portion of the allowance for loan losses reflects management's attempt to ensure that the overall reserve appropriately reflects a margin for the imprecision necessarily inherent in estimates of credit losses.

We developed a methodology to determine an allowance to absorb probable loan losses inherent in the portfolio based on evaluations of the collectability of loans, historical loss experience, peer bank loss experience, delinquency trends, economic conditions, portfolio composition, and specific loss estimates for loans considered substandard or doubtful. All commercial and commercial real estate loans that exhibit probable or observed credit weaknesses are subject to individual review. Based on management’s evaluation, estimated loan loss allowances are assigned to the individual loans which present a greater risk of loan loss. If necessary, reserves would be allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral and other sources of cash flow. Any reserves for impaired loans are measured based on the present rate or fair value of the underlying collateral. We evaluate the collectability of both principal and interest when assessing the need for a loss accrual. A composite allowance factor that considers our and other peer bank loss experience ratios, delinquency trends, economic conditions, and portfolio composition are applied to the total of commercial and commercial real estate loans not specifically evaluated.

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

In 2008, we accrued $5,014,076 in provision for loan losses compared to $976,478 in 2007. Based on the current economic environment and the composition of our loan portfolio, the level of our charged-off loans combined with our peer bank loss experience, we considered it prudent to allocate additional funds to our loan loss allowance in 2008. The unfortunate side effect of this decision is a decrease in our earnings for the year ended December 31, 2008, because the additional allocation had to run through our income statement.

Loans charged off during 2008 totaled $1,032,929 compared to $237,689 in 2007 and recoveries totaled $88,853 and $2,211 in 2008 and 2007, respectively. The ratio of net charge-offs to average outstanding loans was 0.20% in 2008 compared to 0.06% in 2007. Table 9 presents our loan loss and recovery experience (in thousands) for the past five years.

The allowance for loan losses totaled $8,046,000 at December 31, 2008, an increase of 102.4% over December 31, 2008. The ratio of the allowance to loans, less unearned income, was 1.59% at December 31, 2008 and 0.95% at December 31, 2007. The allowance to loans ratio is supported by the level of non-performing loans, the seasoning of the loan portfolio, and the growing experience of the lending staff in the market. We believe that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in our loan portfolio at December 31, 2008. See Note 4 to Monarch’s Financial Statements (included as an exhibit in this Form 10-K) for more information concerning our loan loss and recovery experience.

Table 9—Loan Loss Allowance and Loss Experience (in thousands)

	December 31,
	2008	2007	2006	2005	2004
Balance at beginning of period	$3,976	$3,235	$2,685	$1,804	$1,500

Charge-offs:
Commercial loans	(235)	(217)	—	(32)	—
Real estate loans	(749)	(20)	—	—	—
Consumer loans	(49)	—	(13)	(2)	(1)

	(1,033)	(237)	(13)	(34)	(1)

Recoveries:
Commercial loans	54	2	—	—	—
Real estate loans	24	—	—	—	—
Consumer loans	11	—	4	—	—

	89	2	4	—	—

Net charge-offs	(944)	(235)	(9)	(34)	(1)
Provision for loan losses	5,014	976	559	915	305

Balance at end of period	$8,046	$3,976	$3,235	$2,685	$1,804

Percent of net charge-offs to average total loans outstanding during the period	0.20%	0.06%	0.00%	0.01%	0.00%

ASSET QUALITY AND NON-PERFORMING LOANS

We identify specific credit exposures through periodic analysis of our loan portfolio and monitor general exposures from economic trends, market values and other external factors. We maintain an allowance for loan losses, which is available to absorb losses inherent in the loan portfolio. The allowance is increased by the provision for losses and by recoveries from losses. Charged-off loan balances are subtracted from the allowance. The adequacy of the allowance for loan losses is determined on a quarterly basis. Various factors as defined in the previous section "Allowance and Provision for Loan Losses" are considered in determining the adequacy of the allowance. Loans are generally placed on non-accrual status after they are past due for 90 days.

Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings are detailed in Table 10. Total non-performing loans as a percentage of total loans were 1.49% and 0.10% at December 31, 2008 and December 31, 2007, respectively.

The majority of our non-performing loans at December 31, 2008 are related to one secured relationship. There were twenty-three loans totaling $7,506,336 in non-accrual status at December 31, 2008 and three loans at December 31, 2007 totaling $81,751. All of these loans have been identified as impaired according to Financial Accounting Statement No. 114 “Accounting by Creditors for Impairment of a Loan” and later amended by Financial Accounting Statement No. 118 “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures”. A loan is considered impaired if it is probable that the lender will be unable to collect all amounts due under the contractual terms of the loan agreement. We have provided specific reserves for these loans in our allowance for loan loss of $4,217,970 at December 31, 2008, and $48,000 in 2007. We recognized interest income on these loans of $359,518 and $11,332 in 2008 and 2007, respectively. Our average recorded investment in impaired loans was $1,509,479 in 2008 and $21,578 in 2007.

There were no loans on accrual status and past due 90 days or more at December 31, 2008 and one loan for $332,520 at December 31, 2007. There were three loans totaling $532,932 in other real estate held due to loan foreclosure on December 31, 2008 and none on December 31, 2007. There were no other classified assets.

Table 10—Nonperforming Assets

Amounts are in thousands, except ratios.

	December 31,
	2008	2007	2006	2005	2004
Nonaccruing loans:
Real Estate	$6,967	$—	$—	$—	$—
Commercial	125	82	99	—	—
Agricultural	—	—	—	—	—
Consumer	414	—	—	—	—

Total nonaccruing loans	7,506	82	99	—	—

Loans past due 90 days and accruing interest:
Real Estate	—	—	—	—	—
Commercial	—	333	—	—	—
Agricultural	—	—	—	—	—
Consumer	—	—	—	—	—

Total past due loans	—	333	—	—	—

Restructured loans	—	—	—	—	—
Foreclosed property	532	—	—	—	—

Total nonperforming assets	$8,038	$415	$99	$—	$—

Asset Quality Ratios:
Allowance for loan losses to period-end loans	1.59%	0.95%	1.01%	1.02%	1.01%
Allowance for loan losses to nonperforming loans	107.19%	958.07%	3267.68%	na	na
Nonperforming assets to period-end assets	1.35%	0.08%	0.02%	0.00%	0.00%

DEPOSITS

Our major source of funds and liquidity is our deposit base. Deposits provide funding for our investment in loans and securities. Our primary objective is to increase core deposits as a means to fund asset growth at a lower cost. Interest paid for deposits must be managed carefully to control the level of interest expense. We offer individuals and small-to-medium sized businesses a variety of deposit accounts, including checking, savings, money market, and certificate of deposits.

Table 11 presents the average balances of deposits and the average rates paid on those deposits for the past two years (in thousands).

Table 11—Deposits

	2008		2007
	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits non-interest bearing	$65,607	0.00%	$58,104	0.00%
NOW accounts	16,364	0.93%	10,549	0.24%
Money market accounts	123,542	2.59%	144,964	4.39%
Savings accounts	9,509	1.21%	5,982	0.59%
Certificates of deposit	240,648	3.82%	120,352	4.91%

	$455,670	3.25%	$339,951	4.38%

We are continually evaluating the mix of our deposit base (time deposits versus demand, money market and savings) in relation to our funding needs and current market conditions. In 2008 we developed two higher yielding products in areas that have traditionally offered lower rates; an interest bearing demand account and savings account. In response, interest bearing demand deposits increased $5.8 million on average with an average rate increase of 0.69% over 2007 and average savings deposits have increased $3.5 million with average rate increase of 0.62%. Non-interest bearing demand deposits increased an average of $7.5 million. We are a participant in the Federal Deposit Insurance Transaction Account Guarantee Program which provides that through December 31, 2009, our clients receive unlimited coverage for balances in their non-interest bearing deposits. Stiff competition in the industry for money market accounts coupled with a level of migration to other products we offer have resulted in a $21.4 million decline in average money market accounts.

In the third quarter of 2008 we ran a certificate of deposit campaign which brought in $40.5 million in new money at a cost of 3.72% to increase liquidity. This campaign offered market competitive rates on shorter term certificates of deposits. We continue to balance our yield on deposits by maintaining a level of out-of-market brokered products which allow for more flexibility in pricing and timing of maturities. At December 31, 2008 our total brokered certificates of deposits to total deposits was 18.1% compared to 16.9% at December 31, 2007. Certificates of deposit of $100,000 or more are detailed in Table 12. More information on deposits is contained in Note 8 to Monarch’s Financial Statements (included as an exhibit in this Form 10-K).

Table 12—Certificates of Deposits

Certificates of deposit as of December 31, 2008 and 2007 in amounts of $100,000 or more were classified by maturity as follows ( in thousands)

	December 31,
	2008			2007
	Combined	Core	Brokered	Combined	Core	Brokered
3 months or less	$64,855	$16,739	$48,116	$44,076	$25,082	$18,994
Over 3 through 6 months	51,344	18,040	33,304	73,428	28,534	44,894
Over 6 through 12 months	50,427	50,427	—	7,714	7,714	—
Over 12 months	4,681	4,681	—	4,591	4,591	—

	$171,307	$89,887	$81,420	$129,809	$65,921	$63,888

Although brokered deposits are purchased in large denomination transactions, the source of these deposits is in denominations of less than $100,000, providing us with a balance of stability and flexibility. In 2008 the FDIC increased the level of insurance on interest bearing accounts to $250,000 until December 31, 2009. As of December 31, 2008, our non-brokered deposits in excess of $250,000 totaled $20.5 million.

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale of existing assets or the acquisition of additional funds through short-term borrowings. Our liquidity is provided from cash and amounts due from banks, federal funds sold, interest-bearing deposits in other banks, repayments from loans, increases in deposits, lines of credit from the Federal Home Loan Bank and five correspondent banks, and maturing investments. As a result of our management of liquid assets, and our ability to generate liquidity through liability funding, we believe that we maintain overall liquidity sufficient to satisfy our depositors’ requirements and to meet clients’ credit needs. We also take into account any liquidity needs generated by off-balance sheet transactions such as commitments to extend credit, commitments to purchase securities and standby letters of credit.

We monitor and plan our liquidity position for future periods. Liquidity strategies are implemented and monitored by our Asset/Liability Committee (“ALCO”). The Committee uses a simulation and budget model to assess current and future liquidity needs.

Cash, cash equivalents and federal funds sold totaled $8.6 million as of December 31, 2008, down $868,208 from the year ended December 31, 2007. At December 31, 2008, cash, securities classified as available for sale and federal funds sold were $14.4 million or 2.7% of total earning assets, compared to $18.3 million or 4.0% of total earning assets at December 31, 2007.

We have additional sources of liquidity available to us including the capacity to borrow additional funds through several established arrangements. Further information on Borrowings is contained in Note 9 to Monarch’s Financial Statements (included as an exhibit in this Form 10-K).

In the course of operations, due to fluctuations in loan and deposit levels, we occasionally find it necessary to purchase federal funds on a short-term basis. We maintain unsecured federal funds line arrangements with five other banks, which allow us to purchase funds totaling $31,000,000. These lines mature and reprice daily. At both December 31, 2008 and 2007, we had $385,000 and $0, respectively, in fed funds purchased.

We also have access to the Federal Reserve Bank of Richmond’s discount window should a liquidity crisis occur. We have not used this facility in the past and consider it a backup source of funds.

We are a member of the Federal Home Loan Bank of Atlanta (“FHLB”) and as such, may borrow funds under a line of credit based on criteria established by the FHLB. This line of credit would allow us to borrow up to 40% of assets, or approximately $238,879,400, if collateralized, as of December 31, 2008. We currently pledge loans and investment securities to secure this line. Blanket liens pledged on certain designated loan portfolios amounted to $91.0 million at December 31, 2008 and $77.8 million at December 31, 2007. Additionally, investment securities with carrying values of $733 thousand at December 31, 2008 and $1.0 million at December 31, 2007 were pledged to secure any borrowings. Based on pledged collateral we had a line of $91.7 million at December 31, 2008. This line was reduced by $5.0 million, which has been pledged as collateral for public deposits. Should we ever desire to increase the line of credit beyond the 40% limit, the FHLB would allow borrowings of up to 50% of total assets once we met specific eligibility criteria.

We had $27,675,272 of FHLB borrowings outstanding on December 31, 2008 and $63,531,200 outstanding as of December 31, 2007. We had $6,000,000 in daily rate borrowings which reprice daily and $21,675,272 in three fixed-term advance contracts outstanding on December 31, 2008:

•	The first advance, which was used to match-fund several amortizing longer-term fixed-rate loans, matures on September 28, 2015 and bears interest of 4.96% at December 31, 2008.

•	The second advance matures on November 16, 2009, bears a fixed interest rate of 4.04%.

•

The third advance matures on November 15, 2010, bears a fixed interest rate of 3.97% and has a one-time conversion feature that allows the FHLB the option of a one-time conversion to a variable rate instrument on May 15, 2009.

CAPITAL RESOURCES

We review the adequacy of our capital on an ongoing basis with reference to the size, composition, and quality of our resources and consistent with regulatory requirements and industry standards. We seek to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses.

In December 2008, we were approved for and received $14.7 million from the U.S. Treasury Department under the TARP Capital Purchase Program. Under this program we issued 14,700 shares of Series A, $1,000 par value, cumulative perpetual preferred stock. This stock will carry a 5% dividend for each of the first 5 years of the investment, and 9% thereafter, unless we elect to redeem the shares. These shares also carry certain warrants to on our common stock.

In June 2008, we raised $6.8 million net in capital through the sale of 774,110 shares of our common stock in two private placements. Selling shareholders were accredited investors and included certain qualifying insiders. These insiders were members of our board of directors and senior management whose purchases were made in accordance with Nasdaq Capital Market guidelines. More information this issue is contained in Note 11 to Monarch’s Financial Statements (included as an exhibit in this Form 10-K).

On July 5, 2006, we issued Trust Preferred Subordinated Notes in the amount of $10,000,000 through a private transaction. These notes, which are non-dilutive to common stock, may be included in Tier I capital for regulatory capital determination purposes. The notes have a LIBOR-indexed rate which adjusts, and is payable, quarterly. The rate on the notes at December 31, 2008 was 3.07%. The notes may be redeemed at par beginning on September 30, 2011. This capital was used for general corporate purposes to support the continued growth.

On April 11, 2005, we announced an offering of a minimum of 414,900 shares and a maximum of 742,500 shares of common stock at a pre-established price of $8.78 per share. The offering ran until May 31, 2005 with the full 742,500 shares sold. The number of shares issued and outstanding increased to 4,714,098 from 3,971,598 with the completion of this offering. This capital was used for general corporate purposes to support the continued growth.

The Federal Reserve, the Comptroller of the Currency and the Federal Deposit Insurance Bank have adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. At December 31, 2008, the required minimum ratio of qualifying total capital to risk-weighted assets was 8%, of which 4% must be tier-one capital. Tier-1 capital includes stockholders’ equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. At December 31, 2008, our total risk-based capital ratio was 14.79%, which is well above the regulatory minimum of 8% and the well capitalized minimum of 10%. Further information on capital adequacy for the Company may be found in Note 17 of Monarch’s Financial Statements (included as an exhibit in this Form 10-K).

All share and per share amounts are retroactively adjusted to reflect the stock dividend and splits.

OFF-BALANCE SHEET TRANSACTIONS

We enter into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. Our off-balance sheet transactions recognized as of December 31, 2008 were a line of credit to secure public funds, commitments to extent credit and standby letters of credit.

Our line of credit to secure public funds was from the Federal Home Loan Bank. This line was for $5.0 million at December 31, 2008 and 2007.

Commitments to extend credit and unfunded commitments under existing lines of credit amounted to $166.3 million at December 31, 2008 and $242.2 million at December 31, 2007, which represent legally binding agreements to lend to clients with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

Standby letters of credit are conditional commitments we issue guaranteeing the performance of a client to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At December 31, 2008 and December 31, 2007, we had $6.1 million and $6.2 million respectively, in outstanding standby letters of credit. We do not have any off-balance sheet subsidiaries or special purpose entities. There were no commitments to purchase securities at December 31, 2008 or December 31, 2007.

We and our subsidiaries have twenty-one non-cancellable leases for premises. Further information on lease commitments is contained in Note 4 to Monarch’s Financial Statements (included as an exhibit in this Form 10-K).

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (‘FASB”) issued SFAS 141(R), Business Combinations, which replaces SFAS 141, Business Combinations. This Statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree as well as the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 141(R) on the Company's consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment to ARB No. 51, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes expanded disclosure requirements that clearly identify and distinguish between the interest of the parent's owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years beginning December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on the Company’s consolidated financial position and results of operations.

In February, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (FSP 140-3). FSP 140-3 requires that an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with, or in contemplation of, the initial transfer be evaluated together as a linked transaction under SFAS 140, unless certain criteria are met. FSP 140-3 is effective for the Company’s financial statements for the year beginning on January 1, 2009 and earlier adoption is not permitted. The adoption of FAS 140-3 will not have a material impact on the Company’s financial condition and results of operations.

The Company adopted the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109) for loan commitments measured at fair value through earnings which were issued or modified since adoption. SAB 109 requires that the expected net future cash flows related to servicing of a loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The adoption of SAB 109 generally has resulted in higher fair values being recorded upon initial recognition of derivative interest rate lock commitments.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133. The standard requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS 133 and related interpretations. The standard will be effective for periods beginning after November 15, 2008, with early adoption permitted. The standard expands the disclosure requirements for derivatives and hedged items and is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of SFAS 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The provisions of FSP FAS 157-3 did not have an impact on the Company’s consolidated financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those applications of accounting principles or practices that require considerable judgment, estimation, or sensitivity analysis by management. In the financial service industry, examples, though not an all inclusive list, of disclosures that may fall within this definition are the determination of the adequacy of the allowance for loan losses, valuation of mortgage servicing rights, valuation of derivatives or securities without a readily determinable market value, and the valuation of the fair value of intangibles and goodwill. Except for the determination of the adequacy of the allowance for loan losses and fair value estimations, we do not believe there are other practices or policies that require significant sensitivity analysis, judgments, or estimations.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset or relieving a liability. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Our critical accounting policies are listed below. A summary of our significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in our 2008 Annual Report on Form 10-K.

Allowance for Loan Losses

Our allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, Accounting for Contingencies, which requires that losses be accrued when they have a probability of occurring and are estimable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

Fair Value Measurements

On January 1, 2008 we adopted SFAS 157, Fair Value Measurements, which establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The estimation of fair value is significant to certain assets, including loans held-for-sale, available-for-sale securities, rate lock commitments, and real estate owned. These assets are recorded at fair value or lower of cost or fair value, as applicable. The fair values of loans held-for-sale are based on commitments from investors. The fair values of available-for-sale securities are based on published market rates or dealer quotes. The fair values of rate lock commitments are based on fees currently charged to enter into similar agreements, and may consider the difference between current interest rates and committed rates. The fair value of real estate owned is estimated based on our evaluation of fair value of similar properties.

Fair values can be volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, and market conditions, among others. Since these factors can change significantly and rapidly, fair values are difficult to predict and subject to material changes that could impact our financial condition and results of operation.

Non-GAAP Presentations

Our management’s discussion and analysis refers to the efficiency ratio, which is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income. This is a non-GAAP financial measure which we believe provides investors with important information regarding our operational efficiency. Comparison of our efficiency ratio with those of other companies may not be possible because other companies may calculate the efficiency ratio differently. In referring to our net income, we are referring to income under generally accepted accounting principals, or “GAAP”.

The analysis of net interest income in this document is performed on a tax equivalent basis. We feel the tax equivalent presentation better reflects total return, as many financial assets have specific tax advantages that modify their effective yields. A reconcilement of tax-equivalent net interest income to net interest income under generally accepted accounting principals, or “GAAP”, is provided in those statements.

IMPACT OF INFLATION AND CHANGING PRICES

The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most industrial companies that have significant investments in fixed assets. Due to this fact, the effects of inflation on our balance sheet are minimal, meaning that there are no substantial increases or decreases in net purchasing power over time. The most significant effect of inflation is on other expenses that tend to rise during periods of general inflation. We feel that the most significant impact on financial results is changes in interest rates and our ability to react to those changes. As discussed previously, management is attempting to measure, monitor and control interest rate risk.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices. Our primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of our asset/liability management process, which is governed by policies established by our Board of Directors that are reviewed and approved annually. Our Board of Directors delegates responsibility for carrying out asset/liability management policies to our Asset Liability Committee (“ALCO”). In this capacity, our ALCO Committee develops guidelines and strategies that govern our asset/liability management related activities, based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with our financial instruments also change, affecting net interest income, the primary component of our earnings. Our ALCO Committee uses the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While our ALCO Committee routinely monitors simulated net interest income sensitivity over a rolling twelve month horizon, it also employs additional tools to monitor potential longer-term interest rate risk.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on our balance sheet. The simulation model is prepared and updated four times during each year. This sensitivity analysis is compared to our ALCO Committee policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 300, 200 and 100 basis point (bp) upward or downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the range of our net interest income sensitivity analysis and Market Value of Portfolio Equity Sensitivity as of December 31, 2008. All except the 100 basis point increase of the Market Value of Portfolio Equity Sensitivity results met the approved policy limits of our Asset Liability Management Policy. The 300 basis point shifts in the net interest income sensitivity results were within the approved limits. We continue to focus its efforts on complying with approved limits.

Table 13—Change in Net Interest Income and Market Value of Portfolio Equity

Change in Interest Rates(1)	Changes in Net Interest Income (2)		Changes in Market Value of Portfolio Equity (3)
	Amount	Percent	Amount	Percent
Up 3%	$2,467	11.26%	$4,886	7.54%
Up 2%	2,582	11.79	4,516	6.97
Up 1%	1,472	6.72	3,264	5.04
Down 1%	(1,292)	(5.89)	(3,138)	(4.85)
Down 2%	(2,386)	(10.89)	(5,295)	(8.18)
Down 3%	(2,275)	(10.38)	(3,672)	(5.67)

(1)	Our simulation model makes assumptions including the slope and timing of rate increases, the rates that drive certain financial instruments, prepayment assumption, etc.
(2)	Represents the difference between estimated net interest income for the next 12 months in the current rate environment.
(3)	Represents the difference between market value of portfolio equity in the current interest rate environment.

At the end of 2008, our interest rate risk model indicated that in a rising rate environment of 200 basis points over a 12 month period net interest income could increase by 11.79% on average. For the same time period the interest rate risk model indicated that in a declining rate environment of 200 basis points over a 12 month period net interest income could decrease by 10.89% on average. While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced with little risk to rising rates in the future.

In 2008 our balance sheet grew by $94 million. Deposit inflows, primarily in the form of short-term certificates of deposits have provided the funding for the growth in the loan portfolio. Overall, we continue to have moderate interest rate risks to both falling and rising interest rates. Based upon final 2008 simulation, we could expect an average positive impact to net interest income of $2,582,000 over the next 12 months if rates rise 200 basis points. If rates were to decline 200 basis points, the Company could expect an average negative impact to net interest income of $2,386,000 over the next 12 months.

The preceding sensitivity analysis does not represent a Bank forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, including the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment or replacement of asset and liability cash flow. While assumptions are developed based upon current economic and local market conditions, we cannot make any assurances about the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to factors such as prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change, caps or floors on adjustable rate assets, the potential effect of changing debt service levels on clients with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. Furthermore, the sensitivity analysis does not reflect actions that our ALCO Committee might take in response to or anticipation of changes in interest rates.

Item 8.	Financial Statements and Supplementary Data

Additional information called for by this item is contained in Monarch’s Annual Report to Shareholders for the year ended December 31, 2008, and is incorporated herein by reference.

Item 9A.	Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) as of December 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There are no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

MANAGEMENTS REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management regularly monitors its internal control over financial reporting and takes appropriate action to correct any deficiencies that may be identified.

Management assessed our internal controls over financial reporting as of December 31, 2008. This assessment was based on criteria established in Internal Controls – Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, internal control effectiveness may vary over time.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

/s/ William F. Rountree, Jr.
William F. Rountree, Jr.
President and Chief Executive Officer

/s/ Brad E. Schwartz
Brad E. Schwartz
Executive Vice President and Chief Operating and Financial Officer

March 18, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Monarch Financial Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Monarch Financial Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. Monarch Financial Holdings, Inc. and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monarch Financial Holdings, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Goodman & Company, LLP

Norfolk, Virginia

March 18, 2009

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS:
Cash and due from banks	$8,418,341	$8,409,011
Interest bearing bank balances	111,634	992,539
Federal funds sold	66,367	63,000

Total cash and cash equivalents	8,596,342	9,464,550

Investment securities held-to-maturity, at cost	500,000	22,084,559
Investment securities available-for-sale, at fair value	5,846,917	8,873,740
Loans held for sale	54,369,215	18,792,568

Loans, net of unearned income	504,712,083	419,153,283
Less: allowance for loan losses	(8,046,000)	(3,976,000)

Loans, net	496,666,083	415,177,283

Property and equipment, net	8,386,430	9,719,217
Restricted equity securities	3,575,450	4,847,600
Bank owned life insurance	6,787,699	6,543,665
Goodwill	775,000	775,000
Intangible assets	997,027	1,175,599
Other assets	10,698,239	5,709,990

Total assets	$597,198,402	$503,163,771

LIABILITIES:
Deposits:
Noninterest-bearing	$78,894,120	$66,078,161
Interest-bearing	417,191,675	323,626,118

Total deposits	496,085,795	389,704,279
Borrowings:
Trust preferred subordinated debt	10,000,000	10,000,000
Federal funds purchased	385,000	—
Federal Home Loan Bank advances	27,675,272	63,531,200

Total borrowings	38,060,272	73,531,200
Other liabilities	3,163,645	3,322,094

Total liabilities	537,309,712	466,557,573

Minority interest in subsidiaries	111,274	57,702

STOCKHOLDERS’ EQUITY:
Preferred stock, $5 par value, 1,985,300 shares authorized, none issued	—	—
Cumulative perpetual preferred stock, series A, $1,000 par value, 14,700 shares issued and outstanding	14,481,383	—
Common stock, $5 par value, 20,000,000 shares authorized, issued and outstanding 5,735,007 and 4,827,505 shares, respectively	28,675,035	24,137,525
Additional paid-in capital	8,065,602	5,008,121
Retained earnings	8,528,094	7,419,711
Accumulated other comprehensive income (loss)	27,302	(16,861)

Total stockholders’ equity	59,777,416	36,548,496

Total liabilities and stockholders’ equity	$597,198,402	$503,163,771

The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
Interest income:
Interest and fees on loans	$28,495,620	$29,871,135	$23,651,179
Interest on investment securities	483,547	571,318	778,669
Interest on federal funds sold	23,818	27,747	209,189
Dividends on equity securities	189,686	184,879	118,331
Interest on other bank accounts	65,533	97,435	353,079

Total interest income	29,258,204	30,752,514	25,110,447

Interest expense:
Interest on deposits	12,673,382	12,336,289	9,931,661
Interest on trust preferred subordinated debt	520,326	698,331	351,231
Interest on borrowings	1,522,275	1,452,005	577,794

Total interest expense	14,715,983	14,486,625	10,860,686

Net interest income	14,542,221	16,265,889	14,249,761

Provision for loan losses	5,014,076	976,478	559,344

Net interest income after provision for loan losses	9,528,145	15,289,411	13,690,417

Non-interest income:
Mortgage banking income	18,080,469	5,151,974	2,060,700
Investment and insurance commissions	1,277,608	1,130,594	204,386
Service charges and fees	1,370,229	1,159,253	924,449
Security losses, net	(56,428)	—	(29,139)
Gain on sale of assets	16,192	586,234	—
Other	725,243	351,004	425,362

Total noninterest income	21,413,313	8,379,059	3,585,758

Non-interest expenses:
Salaries and employee benefits	19,008,912	12,483,022	7,018,828
Occupancy expenses	2,119,648	1,386,630	1,016,671
Furniture and equipment expenses	1,281,804	802,203	533,215
Data processing services	669,135	628,839	562,684
Loan origination expenses	1,922,651	725,655	443,635
Virginia Franchise Tax	316,104	268,495	322,041
Advertising and marketing expenses	350,163	297,877	323,212
Other	3,354,428	2,219,684	1,649,306

Total noninterest expenses	29,022,845	18,812,405	11,869,592

Income before income taxes and minority interests	1,918,613	4,856,065	5,406,583

Minority interest in subsidiary’s net (income) loss	(281,230)	(164,582)	5,581

Net income before income taxes	1,637,383	4,691,483	5,412,164

Income tax expense	(504,500)	(1,533,309)	(1,785,706)

Net income	$1,132,883	$3,158,174	$3,626,458

Basic net income per share	$0.21	$0.66	$0.76
Diluted net income per share	$0.21	$0.63	$0.72

The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid-In Capital	Series A Perpetual Preferred Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock
	Shares	Amount
Balance - December 31, 2005	4,723,748	$23,618,740	$5,738,197	$—	$635,079	$(195,793)	$29,796,223

Net income for year ended December 31, 2006					3,626,458		3,626,458

Unrealized gain on securities available-for-sale, net of reclassification adjustment and income taxes						85,964	85,964

Total comprehensive income							3,712,422

Stock-based compensation expense	27,600	138,000	(138,000)				—

Stock options exercised, including tax benefit from exercise of options	94,569	472,845	27,021				499,866

Balance - December 31, 2006	4,845,917	24,229,585	5,627,218	—	4,261,537	(109,829)	34,008,511

Net income for year ended December 31, 2007					3,158,174		3,158,174

Unrealized gain on securities available-for-sale, net of reclassification adjustment and income taxes						92,968	92,968

Total comprehensive income							3,251,142

Stock-based compensation expense	29,600	148,000	57,466				205,466

Stock options exercised, including tax benefit from exercise of options	76,593	382,965	286,810				669,775

Stock repurchases	(124,605)	(623,025)	(963,373)				(1,586,398)

Balance - December 31, 2007	4,827,505	24,137,525	5,008,121	—	7,419,711	(16,861)	36,548,496

Net income for year ended December 31, 2008					1,132,883		1,132,883

Unrealized gain on securities available-for-sale, net of reclassification adjustment and income taxes						44,163	44,163

Total comprehensive income							1,177,046

Stock-based compensation expense	74,840	374,200	(47,361)				326,839

Stock options exercised, including tax benefit from exercise of options	58,552	292,760	(102)				292,658

Private capital offering, net of issuance costs	774,110	3,870,550	2,886,327				6,756,877

Issuance of series A cumulative perpetual preferred stock			218,617	14,481,383			14,700,000

Cash dividend declared on cumulative perpetual preferred stock (5%)					(24,500)		(24,500)

Balance - December 31, 2008	5,735,007	$28,675,035	$8,065,602	$14,481,383	$8,528,094	$27,302	$59,777,416

The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
Operating activities:
Net income	$1,132,883	$3,158,174	$3,626,458
Adjustments to reconcile to net cash from operating activities:
Provision for loan losses	5,014,076	976,478	559,344
Provision for depreciation	968,564	727,969	598,111
Accretion of discounts and amortization of premiums, net	(54,820)	(43,253)	(51,317)
Deferral of loan costs, net of deferred fees	(267,826)	(54,173)	122,164
Amortization of intangible assets	178,572	74,401	—
Stock-based compensation	326,839	205,466	—
Net loss on disposition of investment securities	56,428	—	29,139
Net (gain) loss on disposition of property and equipment	(16,192)	(586,234)	4,240
Net loss on sale of other real estate	31,244	—	—
Amortization of deferred gain	(163,452)	—	—
Changes in:
Loans held for sale	(35,576,647)	(18,186,168)	3,647,142
Interest receivable	377,688	(333,371)	(439,981)
Other assets	(3,283,603)	(2,316,171)	(297,325)
Other liabilities	34,075	1,259,848	193,783

Net cash from operating activities	(31,242,171)	(15,117,034)	7,991,758

Investing activities:
Purchases of held-to-maturity securities	—	(64,941,977)	(111,381,274)
Purchases of available-for-sale securities	(13,961,254)	(1,992,032)	(2,215,247)
Proceeds from maturities and calls of held-to-maturity securities	21,600,000	81,500,000	95,000,000
Proceeds from sales and maturities of available-for-sale securities	17,039,500	4,691,260	5,119,103
Loan originations, net of principal repayments	(88,090,619)	(98,071,562)	(58,128,114)
Proceeds from sale of premises and equipment	24,442	2,405,250	—
Purchases of premises and equipment	(1,344,900)	(4,764,180)	(3,912,032)
Purchase of intangible assets	—	(2,025,000)	—
Proceeds from sale of other real estate	1,174,521	—	—
Purchases of restricted equity securities, net of redemptions	1,272,150	(1,097,000)	(1,422,850)

Net cash from investing activities	(62,286,160)	(84,295,241)	(76,940,414)

Financing activities:
Net increase in noninterest-bearing deposits	12,815,959	3,392,835	7,182,781
Net increase in interest-bearing deposits	93,565,557	72,197,969	33,857,590
Net increase (decrease) in federal funds purchased	385,000	—	(1,000)
Net proceeds from issuance of trust preferred subordinated debt	—	—	10,000,000
Net proceeds (repayments) of FHLB advances	(35,855,928)	15,456,083	21,100,092
Proceeds from issuance of perpetual preferred stock	14,700,000	—	—
Proceeds from issuance of common stock	7,049,535	449,994	499,861
Repurchase of common stock	—	(1,586,398)	—

Net cash from financing activities	92,660,123	89,910,483	72,639,324

CHANGE IN CASH AND CASH EQUIVALENTS	(868,208)	(9,501,792)	3,690,668
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,464,550	18,966,342	15,275,674

CASH AND CASH EQUIVALENTS AT END OF YEAR	$8,596,342	$9,464,550	$18,966,342

SUPPLEMENTAL SCHEDULES AND CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and other borrowings	$14,933,699	$14,396,083	$10,694,754
Income taxes	$2,742,000	$1,668,607	$2,671,746
Loans transferred to foreclosed real estate during the year	$1,855,570	$—	$—

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

In addition to banking services, we originate mortgage loans in both the residential and commercial markets which are then sold on a broker basis. These services are offered under the name Monarch Mortgage and through the Bank’s 100% owned subsidiary, Monarch Capital, LLC. Investment and insurance services are provided through Virginia Asset Group, LLC, a 51% owned subsidiary formed in October 2006. Residential and commercial title insurance is offered to our clients through Real Estate Security Agency, LLC, a 75% owned subsidiary formed in October 2007.

Principles of Consolidation: Our consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, collectively referred to as the “Company”. All significant intercompany transactions have been eliminated.

Use of Estimates: Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and general practices within the banking industry requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Our actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses.

Cash and Cash Equivalents: We define cash and cash equivalents to include currency, balances due from banks (including non-interest bearing and interest bearing deposits) and federal funds sold. We are required to maintain certain reserve balances with the Federal Reserve Bank.

Investment Securities: Investments in debt securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Management has a positive intent and ability to hold these securities to maturity and, accordingly, adjustments are not made for temporary declines in their fair value below amortized cost. Investments not classified as held-to-maturity are classified as available-for-sale. Debt securities classified as available-for-sale are stated at fair value with unrealized holding gains and losses excluded from earnings and reported, net of deferred tax, as a component of other comprehensive income until realized.

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

Allowance for Loan Losses: A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures.

We evaluate the adequacy of the allowance for loan losses periodically in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. Our evaluation of the adequacy of the allowance is based on a review of the our historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for losses on loans. Such agencies may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

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

While a loan is classified as nonaccrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interests receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

Other Real Estate Owned: Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the fair value less estimated selling costs at the date of foreclosure. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell. Impairment losses on property to be held and used are measured as the amount by which the carrying amount of a property exceeds its fair value. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.

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

Restricted Equity Securities: As a requirement for membership, we invest in the stock of the Federal Home Loan Bank of Atlanta (“FHLB”), Community Bankers Bank (“CBB”), and the Federal Reserve Bank (“FRB”). These investments are carried at cost. Due to the redemption provisions of these entities, we estimated that fair value equals cost and that this investment was not impaired at December 31, 2008.

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) we do not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Credit Related Financial Instruments: In the ordinary course of business, we have entered into commitments to extend credit, including commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

Mortgage Banking Income: We derive our mortgage banking income from discounted fees, or points, collected on loans originated, premiums received on the sale of mortgage loans and their related servicing rights to investors, and other fees. We recognize this income, including discount fees and points, when control over the related mortgage instrument is transferred to an investor bank. All of these components determine the gain on sale of the underlying mortgage loans to investors.

In addition, if material, we apply Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). This standard requires that loan commitments related to the origination or acquisition of mortgage loans that will be held for sale must be accounted for as derivative instruments.

We enter into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, if material, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans.

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

Segment Reporting: Public business enterprises are required to report information about operating segments in annual financial statements and selected information about operating segments in financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing their performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. We have two reporting segments, one for general banking service and one for the mortgage banking operations.

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

Comprehensive Income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The only component of other comprehensive income consists of unrealized gains and losses on available-for-sale securities as follows:

	2008	2007	2006
Unrealized holding gains arising during the period	$12,044	$140,861	$101,109
Plus reclassification adjustments for losses included in income	56,428	—	29,139

Total other comprehensive income before income tax expense	68,472	140,861	130,248
Income tax expense	(24,309)	(47,893)	(44,284)

Net unrealized gains	$44,163	$92,968	$85,964

Stock Compensation Plans: In May 2006, our shareholders ratified the adoption of a new stock-based compensation plan to succeed the Monarch Bank 1999 Incentive Stock Option Plan. The new 2006 Equity Incentive Plan authorizes the compensation committee to grant options, stock appreciation rights, stock awards, performance stock awards, and stock units to designated directors, officers, key employees, consultants and advisors to the Company and its subsidiaries. We are authorized through the Plan to issue up to 630,000 split-adjusted shares of our common stock plus the number of shares of our common stock outstanding under the 1999 Plan. The Plan also provides that no award may be granted more than 10 years after the May 2006 ratification date.

Prior to January 1, 2006, we accounted for the Monarch Bank 1999 Incentive Stock Option (the “99ISO”) plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Under the terms of that standard, no stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. On January 1, 2006, we adopted FAS Statement No. 123R “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income.

NOTE 2 – INVESTMENT SECURITIES

Securities available-for-sale consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008
U.S. government agency obligations	$4,535,428	$99,822	$(3,055)	$4,632,195
Mortgage-backed securities	770,122	9,925	(19,895)	760,152
Corporate debt securities	500,000	—	(45,430)	454,570

	$5,805,550	$109,747	$(68,380)	$5,846,917

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2007
U.S. government agency obligations	$5,791,693	$39,882	$(12,500)	$5,819,075
Mortgage-backed securities	1,042,160	2,202	(10,401)	1,033,961
Corporate debt securities	2,066,991	—	(46,287)	2,020,704

	$8,900,844	$42,084	$(69,188)	$8,873,740

Securities held-to-maturity consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008
U.S. government agency obligations	$500,000	$18,260	$—	$518,260

	$500,000	$18,260	$—	$518,260

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2007
U.S. government agency obligations	$22,084,559	$16,463	$(12,142)	$22,088,880

	$22,084,559	$16,463	$(12,142)	$22,088,880

The amortized cost and fair value of securities by contractual maturity date at December 31, 2008 are as follows:

Securities available-for-sale:

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due from one to five years	5,182,682	5,236,064
Due from five to ten years	287,577	294,572
Due after ten years	335,291	316,281

Total	$5,805,550	$5,846,917

Securities held-to-maturity:
	Amortized
	Cost	Fair Value
Due in one year or less	$500,000	$518,260

Total	$500,000	$518,260

The following table shows our gross unrealized losses and fair value of investment securities by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008.

GROSS UNREALIZED LOSSES AND FAIR VALUE

AS OF DECEMBER 31, 2008

	Less than 12 months		12 months or more		Total
Securities Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency obligations	$496,945	$(3,055)	$—	$—	$496,945	$(3,055)

Mortgage backed securities	278,256	(4,347)	21,241	(15,548)	299,497	(19,895)

Corporate bonds	—	—	454,570	(45,430)	454,570	(45,430)

Total temporarily impaired securities	$775,201	$(7,402)	$475,811	$(60,978)	$1,251,012	$(68,380)

We have the ability and the intent to carry the investments noted with an unrealized loss to the final maturity of the instruments and consider these investments not to be other-than-temporarily impaired. Management intends to hold these investments until maturity due to the overall short maturity and duration of these investments, the positive credit ratings for each investment noted, and our need to continue to pledge investments for general operating purposes.

Securities with carrying values of $5,768,761 and $5,978,158 were pledged to secure treasury tax and loan, public deposits and borrowings from the Federal Home Loan Bank of Atlanta at December 31, 2008 and 2007, respectively.

Gross realized gains and losses on available-for-sale securities were:

	2008	2007	2006
Gross realized gains:
U.S. government agency obligations	$7,598	$—	$—
Mortgage-backed securities	—	—	91

Total gross realized gains	7,598	—	91

Gross realized losses:
Mortgage-backed securities	—	—	(29,230)
Corporate securities	(71,158)	—	—

Total gross realized losses	(71,158)	—	(29,230)

Net realized gains (losses)	$(63,560)	$—	$(29,139)

Gross realized gains and losses on securities held-to-maturity were:

	2008	2007	2006
Gross realized gains:
U.S. government agency obligations	7,132	—	—

Total gross realized gains	7,132	—	—

Gross realized losses:
U.S. government agency obligations	—	—	—

Total gross realized losses	—	—	—

Net realized gains (losses)	$7,132	$—	$—

Proceeds from maturities, sales and calls of investment securities were $38,639,500, $86,191,260 and $100,119,103 for 2008, 2007 and 2006, respectively.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following at December 31:

	2008	2007
Commercial and commercial real estate	$196,962,245	$187,904,696
Real estate
Construction	127,002,485	72,918,677
Residential (1-4 family)	86,792,055	80,628,994
Home equity lines	85,597,587	65,352,372
Multifamily	4,587,437	8,766,106

Real estate subtotal	303,979,564	227,666,149

Loans to individuals:
Consumer and installment loans	3,464,752	3,554,809
Overdraft protection loans	73,513	63,446

Loans to individuals subtotal	3,538,265	3,618,255

Total gross loans	504,480,074	419,189,100

Allowance for loan losses	(8,046,000)	(3,976,000)
Unamortized loan costs, net of deferred fees	232,009	(35,817)

Total net loans	$496,666,083	$415,177,283

In May 2008, we evaluated the classification of our loan portfolio as reported on March 31, with regard to underlying collateral. Based on that evaluation, loans previously classified as commercial were reclassified to commercial – secured by real estate. At December 31, 2008, commercial real estate loans totaled $131,243,786 and commercial loans totaled $65,718,459.

Nonaccrual loans were $7,506,337 and loans which were past due 90 days or more and still accruing interest were $0 at December 31, 2008. At December 31, 2007, nonaccrual loans were $81,751 and loans which were past due 90 days or more and still accruing interest were $332,520.

Information on impaired loans:

	Years Ended December 31,
	2008	2007	2006
Impaired loans for which an allowance has been provided	$7,305,337	$64,106	$—
Impaired loans for which no allowance has been provided	201,000	17,645	99,930

Total impaired loans	$7,506,337	$81,751	$99,930

Allowance provided for impaired loans, included in the allowance for loans losses	$4,217,970	$48,000	$—
Average balance in impaired loans	$1,504,479	$21,578	$30,120
Interest income recognized for impaired loans	$359,518	$11,332	$7,030

A summary of the activity in the allowance for loan losses account is as follows:

	Years Ended December 31,
	2008	2007	2006
Balance, beginning of year	$3,976,000	$3,235,000	$2,685,000
Provisions charged to operations	5,014,076	976,478	559,344
Loans charged-off	(1,032,929)	(237,689)	(13,394)
Recoveries	88,853	2,211	4,050

Balance, end of year	$8,046,000	$3,976,000	$3,235,000

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

	2008	2007
Buildings	$3,391,303	$4,488,736
Land	2,861,517	2,861,517
Leasehold improvements	999,309	1,030,669
Equipment, furniture and fixtures	5,207,550	4,496,359

	12,459,679	12,877,281
Less accumulated depreciation	(4,073,249)	(3,158,064)

Property and equipment, net	$8,386,430	$9,719,217

Depreciation expense of $968,564, $727,969 and $598,111 was included in occupancy and equipment expense for 2008, 2007 and 2006, respectively.

We have twenty-one non-cancellable leases for premises. The lease terms are from one to eighteen years and have various renewal dates. Rental expense was $1,446,145, $826,527 and $524,897 in 2008, 2007 and 2006, respectively. Minimum lease payments for succeeding years pertaining to these non-cancellable operating leases are as follows:

2009	$1,535,557
2010	1,144,000
2011	851,651
2012	665,935
2013	175,002
Thereafter	51,627

$4,423,772

NOTE 5 – ACQUISITION

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

Equipment	$22,000
Intangible assets	1,250,000
Goodwill	775,000

$2,047,000

The intangible assets have a weighted-average useful life of seven years.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

We adopted SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”), which was effective January 1, 2002. SFAS 142 prescribes the accounting treatment for acquired goodwill and intangible assets. The provisions of SFAS 142 discontinue the amortization of goodwill and intangible assets with indefinite lives but require at least an annual impairment review based on evidence of certain impairment indicators.

Information concerning intangible assets and goodwill attributable to the Maryland mortgage office acquired on August 10, 2007 is presented in the following table:

	December 31,		Acquisition Cost
	2008	2007
Amortizable intangible assets	$997,027	$1,175,599	$1,250,000
Goodwill	775,000	775,000	775,000
Amortization expense	178,572	74,401

Estimated Amortization Expense:
For the year ended 12/31/2009	178,572
For the year ended 12/31/2010	178,572
For the year ended 12/31/2011	178,572
For the year ended 12/31/2012	178,572
For the year ended 12/31/2013	178,572
Thereafter	104,167

$997,027

NOTE 7 – RESTRICTED EQUITY SECURITIES

Restricted equity securities are securities that do not have a readily determinable fair value and lack a market. Therefore, they are carried at cost. The following table represents balances as of December 31, 2008 and 2007, respectively:

	2008	2007
Federal Reserve Bank Stock	$1,381,650	$1,210,900
Federal Home Loan Bank Stock	2,150,100	3,593,000
Community Bankers Bank Stock	43,700	43,700

Total restricted equity securities	$3,575,450	$4,847,600

As a member bank our stock requirement with the Federal Reserve is based on our capital levels as reported on the most recent filing of our Consolidated Reports of Condition and Income and is subject to change when our capital levels increase or decrease. Our stock requirements with the Federal Home Loan Bank consists of two levels; membership stock based on total assets as of December 31st of each year and collateral stock based on our borrowing levels which is evaluated quarterly. The stock we hold with Community Bankers Bank is membership stock.

NOTE 8 – DEPOSITS

Interest-bearing deposits for the years ending December 31, 2008 and December 31, 2007, as well as the scheduled maturities of time deposits as of December 31, 2008 are as follows:

	2008	2007
NOW accounts	$15,363,332	$11,165,234
Money market accounts	129,287,002	137,025,471
Savings accounts	20,443,846	5,373,836
Certificates of deposit $100,000 and over	171,308,125	129,809,432
Other time deposits	80,789,370	40,252,145

Total interest-bearing deposits	$417,191,675	$323,626,118

Year Maturing
2009	$241,384,632
2010	4,977,643
2011	4,932,567
2012	764,638
2013	38,015
Thereafter	—

	$252,097,495

NOTE 9 – BORROWINGS

We have federal funds arrangements with five financial institutions that provide approximately $31.0 million of unsecured short-term borrowing capacity. As of December 31, 2008, there was $385 thousand outstanding on these federal funds lines of credits. Information concerning federal funds purchased is summarized, as follows:

	2008	2007
Average balance during the year	$543,691	$233,022
Average interest rate during the year	2.89%	5.01%
Maximum month end balance during the year	$6,500,000	$10,000

We are a member of the Federal Home Loan Bank of Atlanta (“FHLB”) and as such, we may borrow funds based on criteria established by the FHLB. We are allowed under this line of credit to borrow up to 40% of assets, or approximately $238,879,000, if collateralized, as of December 31, 2008. We have pledged blanket liens on the 1-4 family residential loan portfolio, the home equity lines of credit/loans portfolio, and on qualifying commercial real estate loans. Investment securities with collateral fair values of $738,912 at December 31, 2008 and $1,005,357 at December 31, 2007 were also pledged to secure any advances. As of December 31, 2008, we could borrow approximately $91.7 million based upon collateral pledged. This line was reduced by $5.0 million, which has been pledged as collateral for public funds. Should we ever desire to increase the line of credit beyond the 40% limit, the FHLB would allow borrowings of up to 50% of total assets once the we met specific eligibility criteria.

As of December 31, 2008, we had four outstanding advances from the FHLB. Two were in the amount of $10.0 million each, the third was for $1,675,272 and the fourth advance was $6.0 million. The first advance matures on November 16, 2009 and bears interest at 4.04% as of December 31, 2008. The second advance matures November 15, 2010 and bears interest at 3.97% on December 31, 2008. The third advance matures September 28, 2015 and bears an interest rate of 4.96% on December 31, 2008. The interest rate is fixed for the term of the advance and this advance was utilized to match fund ten-year amortizing loans to clients. The fourth advance was for $6,000,000 with a maturity date of July 2, 2009 and a rate that changes daily. The rate on December 31, 2008 was 0.46%.

Other information concerning FHLB advances is summarized below:

	2008	2007
Average balance during the year	$43,012,649	$27,694,413
Average interest rate during the year	3.48%	5.20%
Maximum month end balance during the year	$82,925,237	$63,531,200

NOTE 10 – TRUST PREFERRED SUBORDINATED DEBT

Monarch Financial Holdings Trust is a wholly-owned special purpose finance subsidiary of the Parent, operating in the form of a grantor trust (the Trust). The Trust was created in June 2006 to issue capital securities and remit the proceeds to the Company. We are the sole owner of the common stock securities of the Trust. On July 5, 2006 the Trust issued 10,000 shares of preferred stock capital securities with a stated value of $1,000 per share, bearing a variable dividend rate, reset per quarter, equal to LIBOR plus 1.60%. The Trust securities have a mandatory redemption date of September 30, 2036, and are subject to varying call provisions at the option of the Company beginning September 30, 2011.

We unconditionally guarantee the stated value of the Trust preferred stock on a subordinated basis. Through an intercompany lending transaction, proceeds received by the Trust from the sale of securities were lent to the Company for general corporate purposes.

The Trust preferred stock is senior to our common stock in event of claims against Monarch, but is subordinated to all senior and subordinated debt securities. The shares of the Trust preferred stock are capital securities, which are distinct from the common stock or preferred stock of the Company, and the dividends thereon are tax-deductible. Dividends accrued for payment by the Trust are classified as interest expense on long-term debt in our consolidated statement of operations. The Trust preferred stock is shown as “Trust preferred subordinated debt” and classified as a liability in the consolidated balance sheets.

NOTE 11 – PRIVATE OFFERING OF COMMON STOCK

In June 2008, we issued and sold 774,110 shares of our common stock to the selling shareholders in two private placements. Shareholders were accredited investors and included certain qualifying insiders. These insiders were members of our board of directors and senior management whose purchases were made in accordance with Nasdaq Capital Market guidelines.

Date	Shares Placed	Per Share Price	Offering Proceeds
June 6, 2008	473,654	$9.25	$4,381,300	Accredited investors
June 6, 2008	69,801	$9.90	$691,030	Accredited investors / company insiders
June 30, 2008	230,655	$9.25	$2,133,559	Accredited investors

	774,110

	Gross proceeds		$7,205,888
	Less commissions		318,382
	Less other expenses		130,629

	Net proceeds		$6,756,877

These offerings were deemed to be exempt under Rule 506 of Regulations D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of our company or executive officers of our company, and transfer was restricted by our company in accordance with the requirements of the Securities Act of 1933. All of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

The proceeds from the private placements were used for working capital and general corporate purposes.

NOTE 12 – CUMULATIVE PERPETUAL PREFERRED STOCK

In December 2008 we were approved for and received $14.7 million from the U.S. Treasury Department under the TARP Capital Purchase Program. Under this program we issued 14,700 shares of Series A, $1,000 par value, cumulative perpetual preferred stock. This stock will carry a 5% dividend for each of the first 5 years of the investment, and 9% thereafter, unless we elect to redeem the shares.

Additionally, the Treasury received warrants to purchase 268,575 shares of Monarch Financial Holdings, Inc. common Stock with an exercise price of $8.21. The $218,617 value of the warrants is included in additional paid-in-capital.

NOTE 13 – INCOME TAXES

The principal components of income tax benefit (expense) for 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Current
Federal	$(1,900,014)	$(2,221,918)	$(2,011,621)
State	—	—	(24,710)

	(1,900,014)	(2,221,918)	(2,036,331)

Deferred
Federal	1,395,514	688,609	250,625
State	—	—	—

	1,395,514	688,609	250,625

Total
Federal	(504,500)	(1,533,309)	(1,760,996)
State	—	—	(24,710)

	$(504,500)	$(1,533,309)	$(1,785,706)

Differences between income tax expense calculated at the statutory rate and that shown in the statement of income for 2008, 2007 and 2006 are summarized, as follows:

	2008	2007	2006
Federal income tax expense at statutory rate	$(556,710)	$(1,595,104)	$(1,840,138)
Tax effect of:
BOLI cash surrender value increase	83,815	83,815	81,805
Other	(31,605)	(22,020)	(27,373)

Income tax expense	$(504,500)	$(1,533,309)	$(1,785,706)

We have the following deferred tax assets and liabilities at December 31, 2008 and 2007:

	December 31,
	2008	2007
Deferred tax assets:
Bad debts	$2,803,060	$1,256,736
Unrealized depreciation on securities	—	10,244
Premium amortization on securities	34,220	52,859
Deferred gain	222,294	277,868
Other	13,042	78

Total deferred tax assets	3,072,616	1,597,785

Deferred tax liabilities:
Fixed assets	(138,052)	(20,360)
Other	14,065	—

Total deferred tax liabilities	(123,987)	(20,360)

Net deferred tax assets	$2,948,629	$1,577,425

We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, effective January 1, 2007. FIN 48 provides a comprehensive model for how we should recognize, measure, present, and disclose uncertain tax positions in our financial statements that we have taken or expect to take on our tax return. We do not have any unrecognized tax benefits as defined by FIN 48 and therefore there was no effect on our financial position or results of operations as a result of implementing FIN 48. If they were to arise, interest and penalties associated with unrecognized tax positions will be classified as additional income taxes in the statement of income.

We file income tax returns in the U.S. federal jurisdiction and the states of Virginia and North Carolina. With few possible exceptions, we are no longer subject to U.S. or state income tax examinations by tax authorities for the years prior to 2005.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

We have outstanding at any time a significant dollar amount of commitments to extend credit. To accommodate major customers, we also provide standby letters of credit and guarantees to third parties. Those arrangements are subject to strict credit control assessments. Guarantees and standby letters of credit specify limits to our obligations. The amounts of loan commitments, guarantees and standby letters of credit are set out in the following table as of December 31, 2008 and 2007. Because many commitments and almost all standby letters of credit and guarantees expire without being funded, in whole or in part, the contract amounts are not estimates of future cash flows. The majority of commitments to extend credit have terms up to one year. Interest rates on fixed-rate commitments range from 5.8% to 21.0%. All of the guarantees written and the standby letters of credit at December 31, 2008 expire during 2009.

	2008		2007
	Variable Rate Commitments	Fixed Rate Commitments	Variable Rate Commitments	Fixed Rate Commitments
Commitments to grant loans	$38,372,874	$31,305,962	$65,696,979	$2,537,273
Unfunded commitments under lines of credit and similar arrangements	$175,808,883	$4,519,073	$172,698,437	$1,303,794
Standby letters of credit and guarantees written	$6,089,897	$—	$6,225,025	$—

Loan commitments, standby letters of credit and guarantees written have off-balance-sheet credit risk because only origination fees and accruals for probable losses, if any, are recognized in the statement of financial position, until the commitments are fulfilled or the standby letters of credit or guarantees expire. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that, in accordance with the requirements of FASB Statement No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, collateral or other security is of no value. Our policy is to require customers to provide collateral prior to the disbursement of approved loans. For retail loans, we usually retain a security interest in the property or products financed, which provides repossession rights in the event of default by the customer. For business loans and financial guarantees, collateral is usually in the form of inventory or marketable securities (held in trust) or property (notations on title).

Concentrations of credit risk (whether on or off balance sheet) arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. We do not have significant exposure to any individual customer or counterparty. A geographic concentration arises because we operate primarily in southeastern Virginia.

The credit risk amounts represent the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. We have experienced little difficulty in accessing collateral when required. The amounts of credit risk shown, therefore, greatly exceed expected losses, which are included in the allowance for loan losses.

Various legal claims also arise from time to time in the normal course of business that, in the opinion of management, will have no material effect on our consolidated financial statements.

NOTE 15 – STOCK COMPENSATION AND BENEFIT PLANS

At December 31, 2005, we had fixed stock compensation plans for our officers, employees, and directors called the Monarch Bank 1999 Incentive Stock Option Plan (“99ISO”). All options have ten-year terms, and vest over periods determined on the issuance date. Pursuant to terms of the plan, the option exercise price equals or exceeds the market price of the stock as of the date the option is granted. We vested all options outstanding on December 31, 2005, and recognized an expense of $2,405 on December 31, 2005. This estimated expense will be adjusted over the remaining option terms to account for forfeitures. We will not issue any additional grants under this plan.

The following is a summary of our stock option activity, and related information. All shares and per share prices have been restated for stock splits and dividends in the years presented:

	2008			2007		2006
Options	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding - Beginning of year	440,730	$6.70		517,323	$6.58	620,495	$6.41
Granted	—	—		—	—	—	—
Exercised	(58,552)	4.33		(76,593)	5.88	(94,568)	5.28
Forfeited	—	—		—	—	(8,604)	8.67

Outstanding - End of year	382,178	$7.09	—	440,730	$6.70	517,323	$6.58

Options exercisable at year-end	382,178	$7.09	—	440,730	$6.70	517,323	$6.58

Weighted average fair value per option granted during year		$—			$—		$—

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $208,156, $544,876, and $845,889, respectively. All options granted in relation to the 99ISO plan were fully vested at December 31, 2005.

Cash received for option exercise under share-based payment arrangements for 2008, 2007 and 2006 was $254,096, $208,156, and $449,994, respectively. No tax deductions from option exercise of the share-based payment arrangements were received in 2006. A tax benefit of $38,562 and $219,781 were recognized in 2008 and 2007.

Other information pertaining to options outstanding at December 31, 2008 is as follows:

Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Average Exercise Price
$4.21 to $9.42	382,178	3.8	$7.09

In May 2006, our shareholders approved the adoption of a new stock-based compensation plan to succeed the 99ISO. The new 2006 Equity Incentive Plan (“2006EIP”) authorizes the compensation committee to grant options, stock appreciation rights, stock awards, performance stock awards, and stock units to designated directors, officers, key employees, consultants and advisors to the Company and its subsidiaries. The Plan authorizes us to issue up to 630,000 split-adjusted shares of Company Common Stock plus the number of shares of Company Common Stock outstanding under the 1999 Plan. The Plan also provides that no award may be granted more than 10 years after the May 2006 ratification date.

On September 18, 2006, we issued its first stock awards under the new Plan at a price equal to the stock price on that date with vesting periods of up to three years from issue. Total compensation costs will be recognized over the vesting period.

A summary of the status of the our non-vested shares in relation to our restricted stock awards as of December 31, 2008, 2007 and 2006, and changes during the years ended December 31, 2008, 2007 and 2006, is presented below; the weighted average price is the weighted average fair value at the date of grant:

	2008		2007		2006
Restricted Share Awards	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding - Beginning of year	53,960	$13.01	27,600	$14.50	—	$—
Granted	79,080	8.92	30,680	10.34	27,600	14.50
Vested	(3,600)	9.50	(3,240)	14.50	—	—
Forfeited	(4,240)	11.61	(1,080)	14.50	—	—

Outstanding - End of year	125,200	$10.57	53,960	$13.01	27,600	$14.50

As of December 31, 2008 and 2007, there was $736,531 and $449,526, respectively, of total unrecognized cost related to the non-vested share-based compensation arrangements granted under the 2006EIP. That cost is expected to be recognized over a weighted-average period of 3.1 years.

Other information pertaining to restricted stock at December 31, 2008 is as follows:

Range of Issuance Prices	Number Outstanding	Remaining Contractual Life (Years)
$5.00 to $10.00	80,640	5.0
$10.01 to $15.00	44,560	4.0

	125,200

We have a 401(k) defined contribution plan applicable to all eligible employees. Contributions to the plan are made at the employee’s election. Employees may contribute up to 15% of their salaries up to IRS limits. We began making contributions in April 2001. We matched 100% of the first 6.0% of employee contributions in 2008, 2007 and 2006. Our expense for 2008, 2007 and 2006 was $714,591, $436,524, and $263,436, respectively.

NOTE 16 – RELATED PARTY TRANSACTIONS

We have loan transactions with our executive officers and directors, and with companies in which our executive officers and directors have a financial interest. A summary of related party loan activity is as follows during 2008.

Balance, December 31, 2007	$15,056,027
Originations	7,947,615
Repayments	(6,161,137)

Balance, December 31, 2008	$16,842,505

Commitments to extend credit and letters of credit to related parties amounted to $6,160,000, $6,501,000 and $377,000 at December 31, 2008, 2007 and 2006, respectively.

NOTE 17 – REGULATORY CAPITAL REQUIREMENTS

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

The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the Bank. Regulatory agencies place certain restrictions on dividends paid and loans and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. At December 31, 2008, the amount available was approximately $7.9 million. Loans and advances are limited to 10% of the Bank’s common stock and capital surplus. As of December 31, 2008, funds available for loans or advances by the Bank to the Company were approximately $3.7 million.

Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008, the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2008 the Bank was categorized as “well capitalized”, the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. The Bank’s actual capital amounts and ratios are also presented in the table as of December 31, 2008 and 2007.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
	(Dollars in Thousands)
As of December 31, 2008
Total Risk-Based Capital Ratio
Consolidated Company	$74,241	14.79%	$40,156	8.00%	N/A	N/A
Bank	$59,603	11.87%	40,156	8.00%	50,213	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)

Tier 1 Risk-Based Capital Ratio
Consolidated Company	$67,941	13.53%	$20,085	4.00%	N/A	N/A
Bank	$53,303	10.62%	20,085	4.00%	30,115	6.00%
(Tier 1 Capital to Risk-Weighted Assets)

Tier 1 Leverage Ratio
Consolidated Company	$67,941	11.76%	$23,108	4.00%	N/A	N/A
Bank	$53,303	9.22%	23,108	4.00%	28,906	5.00%
(Tier 1 Capital to Average Assets)

As of December 31, 2007
Total Risk-Based Capital Ratio
Consolidated Company	$48,590	10.05%	$38,678	8.00%	N/A	N/A
Bank	48,590	10.05%	38,678	8.00%	48,348	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)

Tier 1 Risk-Based Capital Ratio
Consolidated Company	$44,614	9.22%	$19,358	4.00%	N/A	N/A
Bank	44,614	9.22%	19,358	4.00%	29,033	6.00%
(Tier 1 Capital to Risk-Weighted Assets)

Tier 1 Leverage Ratio
Consolidated Company	$44,614	9.56%	$18,668	4.00%	N/A	N/A
Bank	44,614	9.56%	18,668	4.00%	23,334	5.00%
(Tier 1 Capital to Average Assets)

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and fair value of our financial instruments at December 31, 2008 and 2007. FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than through a forced or liquidation sale. The carrying amounts in the table are included in the balance sheet under the indicated captions.

Estimation of Fair Values

	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$8,596,342	$8,596,342	$9,464,550	$9,464,550
Investment securities	6,346,917	6,365,177	30,958,299	30,962,620
Mortgage loans held for sale	54,369,215	54,369,215	18,792,568	18,792,568
Loans (net)	496,666,083	520,023,836	415,177,283	414,750,235
Accrued interest receivable	1,602,662	1,602,662	1,980,350	1,980,350
Restricted equity securities	3,575,450	3,575,450	4,847,600	4,847,600

Financial Liabilities
Deposit liabilities	$496,085,795	$496,213,772	$389,704,279	$387,942,808
Total borrowings	38,060,272	37,249,427	73,531,200	73,775,419
Accrued interest payable	202,035	202,035	419,751	419,751

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

NOTE 19 – FAIR VALUE ACCOUNTING

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

The following table presents our assets and liabilities related to continuing operations, which are measured at fair value on a recurring basis for each of the fair value hierarchy levels, as of December 31, 2008:

	Fair Value Measurements at Reporting Date Using
Description	Fair Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities - available for sale	$5,846,917	$—	$5,846,917	$—
Rate lock commitments, net	645,484	—	645,484	—

Total Assets	$6,492,401	$—	$6,492,401	$—

The following table provides quantitative disclosures about the fair value measurements for our assets related to continuing operations which are measured at fair value on a nonrecurring basis as of December 31, 2008:

	Fair Value Measurements at Reporting Date Using
Description	Fair Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Real estate owned	$532,932	$—	$—	$532,932

Real estate owned measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3):

January 1, 2008	$—
Realized losses included in earnings	31,244
Foreclosures	1,855,569
Sales	(1,353,881)

December 31, 2008	$532,932

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

The following table provides a summary of the impact to earnings for the year ended December 31, 2008 on our assets and liabilities which are measured at fair value on a recurring and nonrecurring basis:

Asset or Liability Measured at Fair Value	Fair Value Measurement Frequency	Fair Value Adjustments Included in Current Period Earnings	Statement of Operations Line Item Impacted
Rate lock commitments	Recurring	$645,484	Mortgage banking income
Real estate owned	Nonrecurring	(31,244)	Loss on sale of other real estate, net

Total fair value gains (losses)		$614,240

The change in unrealized gains and losses related to available-for-sale securities held at December 31, 2008 is $44,163.

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

Rate lock commitments. Our mortgage loan pipeline consists of mortgage loan applications that have been received but the loan has not yet closed. The interest rates on pipeline loans float with market rates or are accompanied by interest rate lock commitments. A “locked pipeline loan” is a loan where the potential borrower has set the interest rate for the loan by entering into an interest rate lock commitment, or “rate lock commitment,” resulting in interest rate risk to us. Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers net of related costs, if material, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans.

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

At December 31, 2008, we have not elected to implement fair value accounting for any balance sheet items as allowed by SFAS 159.

NOTE 20 – EARNINGS PER SHARE RECONCILIATION

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	2008	2007	2006
Net income (numerator, basic and diluted)	$1,132,883	$3,158,174	$3,626,458
Less: cumulative perpetual preferred dividend	(24,500)	—	—

Net Income available for common stock (numerator, basic and diluted	1,108,383	3,158,174	3,626,458
Weighted average shares outstanding (denominator)	5,213,096	4,814,738	4,759,448

Income per common share - basic	$0.21	$0.66	$0.76

Weighted average shares - diluted (denominator)	5,292,232	5,019,221	5,026,364

Income per common share - diluted	$0.21	$0.63	$0.72

The dilutive effect of stock options is 79,136, 204,483, and 266,916 shares for 2008, 2007, and 2006 respectively.

NOTE 21 – SEGMENT REPORTING

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

Segment information for the years 2008, 2007, and 2006 is shown in the following table. The “Other” column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

Selected Financial Information

	Commercial and Other Banking	Mortgage Banking Operations	Intersegment Eliminations	Total
Year Ended December 31, 2008
Net interest income after provision for loan losses	$9,817,190	$(289,045)	$—	$9,528,145
Noninterest income	5,202,191	18,391,537	(2,180,415)	21,413,313
Noninterest expenses	(13,128,391)	(16,302,768)	408,314	(29,022,845)

Net income before income taxes and minority interest	$1,890,990	$1,799,724	$(1,772,101)	$1,918,613

Year Ended December 31, 2007
Net interest income after provision for loan losses	$15,577,809	$(288,398)	$—	$15,289,411
Noninterest income	2,333,291	5,152,074	893,694	8,379,059
Noninterest expenses	(12,932,207)	(6,013,448)	133,250	(18,812,405)

Net income before income taxes and minority interest	$4,978,893	$(1,149,772)	$1,026,944	$4,856,065

Year Ended December 31, 2006
Net interest income after provision for loan losses	$13,850,073	$(159,656)	$—	$13,690,417
Noninterest income	1,692,675	2,060,700	(167,617)	3,585,758
Noninterest expenses	(10,160,871)	(1,882,721)	174,000	(11,869,592)

Net income before income taxes and minority interest	$5,381,877	$18,323	$6,383	$5,406,583

Segment Assets
2008	$597,478,596	$76,045,662	$(76,325,856)	$597,198,402
2007	$503,060,106	$22,851,897	$(22,748,232)	$503,163,771

NOTE 22 – CONDENSED PARENT COMPANY ONLY FINANCIAL INFORMATION

On June 1, 2006, a parent corporation, Monarch Financial Holdings, Inc. was formed through a reorganization plan under the laws of the Commonwealth of Virginia. With this reorganization, Monarch Bank became a wholly-owned subsidiary of Monarch Financial Holdings, Inc.

The condensed financial position as of December 31, 2008 and December 31, 2007 and full year 2008 and 2007 and the condensed partial-year 2006 results of operations and cash flows for Monarch Financial Holdings, Inc., parent company only, are presented below.

CONDENSED BALANCE SHEET

	December 31, 2008	December 31, 2007
ASSETS
Investment in Monarch Bank	$55,101,916	$46,548,496
Investment in Trust	310,000	310,000
Due from Monarch Bank	14,700,000	—
Other assets	—	—

Total assets	$70,111,916	$46,858,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Floating rate subordinated debenture (trust preferred securities)	$10,310,000	$10,310,000
Due to Monarch Bank	—	—
Other liabilities	24,500	—
Total shareholders’ equity	59,777,416	36,548,496

Total liabilities and stockholders’ equity	$70,111,916	$46,858,496

CONDENSED INCOME STATEMENT

	December 31, 2008	December 31, 2007	June 1, 2006 through December 31, 2006
INCOME
Dividends from subsidiaries	$520,326	$702,235	$351,231
Dividend from nonbank subsidiary	16,130	21,769	—

Total income	536,456	724,004	351,231

EXPENSES
Interest on borrowings	536,456	724,004	351,231

Total expenses	536,456	724,004	351,231

INCOME BEFORE EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES	—	—	—

EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES	1,132,883	3,158,174	2,276,845

NET INCOME	$1,132,883	$3,158,174	$2,276,845

CONDENSED STATEMENTS OF CASH FLOWS

	December 31, 2008	December 31, 2007
Operating activities:
Net income	$1,132,883	$3,158,174

Adjustments to reconcile net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(1,132,883)	(3,158,174)
Changes in:
Interest receivable and other assets	—	3,903
Due to (from) Monarch Bank	(22,100,874)	711,157
Interest payable and other liabilities	24,500	(3,903)

Net cash from operating activities:	(22,076,374)	711,157

Investing activities:
Investments	—	—

Net cash from investing activities:	—	—

Financing activities:
Repurchase of common stock	—	(1,586,398)
Proceeds from issuance of perpetual preferred stock	14,700,000
Proceeds from issuance of common stock	7,376,374	875,241

Net cash from financing activities:	22,076,374	(711,157)

CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$—

Supplemental disclosure of non-cash investing and financing activities:

Monarch Financial Holdings, Inc., acquired all of the outstanding shares and net assets of Monarch Bank in an exchange of shares on June 1, 2006.

NOTE 22 – QUARTERLY CONDENSED STATEMENT OF INCOME – UNAUDITED

The following table sets for the results of operations for the four quarters unaudited of 2008, 2007, and 2006. All per share amounts have been adjusted for all prior stock splits and dividends.

	Quarter Ended
	Dec 2008	Sept 2008	Jun 2008	Mar 2008
Interest income	$7,034,213	$7,413,046	$7,217,863	$7,593,082
Interest expense	3,586,985	3,509,976	3,618,796	4,000,226
Net interest income	3,447,228	3,903,070	3,599,067	3,592,856
Provision for loan losses	3,769,463	480,581	368,930	395,102
Noninterest income	5,551,250	5,269,542	5,543,802	5,048,719
Noninterest expense	7,563,900	7,413,925	7,282,378	6,762,642
Income (loss) before provision for income taxes	(2,334,885)	1,278,106	1,491,561	1,483,831
Minority interests in subsidiary (net income) loss	(22,793)	(93,073)	(117,934)	(47,430)
Provision for income taxes	(823,000)	412,700	446,600	468,200

NET INCOME (LOSS)	$(1,534,678)	$772,333	$927,027	$968,201

Basic earnings per share	$(0.28)	$0.14	$0.19	$0.20
Diluted earnings per share	$(0.28)	$0.13	$0.18	$0.20

	Quarter Ended
	Dec 2007	Sept 2007	Jun 2007	Mar 2007
Interest income	$8,299,759	$8,014,100	$7,459,465	$6,979,190
Interest expense	3,942,173	3,923,603	3,411,344	3,209,505
Net interest income	4,357,586	4,090,497	4,048,121	3,769,685
Provision for loan losses	332,960	384,518	116,000	143,000
Noninterest income	3,880,544	2,205,501	1,246,269	1,046,745
Noninterest expense	6,116,987	5,435,433	3,940,857	3,319,128
Income before provision for income taxes	1,788,183	476,047	1,237,533	1,354,302
Minority interests in subsidiary net income	(67,281)	(38,296)	(38,575)	(20,430)
Provision for income taxes	589,772	124,290	411,763	407,484

NET INCOME	$1,131,130	$313,461	$787,195	$926,388

Basic earnings per share	$0.24	$0.07	$0.16	$0.19
Diluted earnings per share	$0.23	$0.06	$0.15	$0.19

	Quarter Ended
	Dec 2006	Sept 2006	Jun 2006	Mar 2006
Interest income	$6,980,555	$6,793,448	$6,002,953	$5,333,491
Interest expense	3,091,476	3,082,526	2,518,199	2,168,485
Net interest income	3,889,079	3,710,922	3,484,754	3,165,006
Provision for loan losses	77,100	207,100	178,887	96,257
Noninterest income	983,260	848,397	847,664	906,437
Noninterest expense	3,271,281	2,935,369	2,885,546	2,777,396
Income before provision for income taxes	1,523,958	1,416,850	1,267,985	1,197,790
Minority interests in subsidiary net income	5,581	—	—	—
Provision for income taxes	512,983	464,250	418,107	390,366

NET INCOME	$1,016,556	$952,600	$849,878	$807,424

Basic earnings per share	$0.21	$0.20	$0.18	$0.17
Diluted earnings per share	$0.20	$0.19	$0.17	$0.16

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

For the period ending December 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in periodic Federal Reserve Bank filings.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably liked to materially affect, the internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information contained in Monarch Bank’s Proxy Statement for its 2009 Annual Meeting (the “Proxy Statement”) under the headings “Election of Directors” on pages 2 through 6, information regarding executive officers contained under the heading “Executive Compensation” on Page 13 and information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” on Page 7 are incorporated herein by reference.

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

Item 14.	Principal Accounting Fees and Services

Information contained in the Proxy Statement under the heading “Fees Paid to Independent Auditors” on page 24, are incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

(a)	(1) and (2). The response to this portion of Item 15 is included in Item 8 above.

(3).	Exhibits:

No.	Description
3.1	Articles of Incorporation of Monarch Financial Holdings, Inc.	***

3.2	Bylaws of Monarch Financial Holdings, Inc.	***

10.1	Monarch Bank 2006 Equity Incentive Plan	***

10.2	Employment Agreement with William F. Rountree, Jr.	*

10.3	Employment Agreement with Brad E. Schwartz	*

21.1	Subsidiaries of Registrant	**

31.1	Certification of CEO pursuant to Rule 13a-14(a).	**

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).	**

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

*	Incorporated herein by reference to Form 8k, Current Report, Filed March 18, 2009.
**	Filed herewith.
***.	Incorporated herein by reference to Schedule 14a, Definitive Proxy Statement for the year ended December 31, 2005.

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH FINANCIAL HOLDINGS, INC.
March 18, 2009

By:	/s/ Brad E. Schwartz
Executive Vice President, Secretary, Treasurer
& Chief Financial & Operating Officer
(On behalf of the Company and as principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 2009.

/s/ Lawton H. Baker	March 18, 2009
Lawton H. Baker, Director

/s/ Cassell D. Basnight	March 18, 2009
Cassell D. Basnight, Director

/s/ Jeffrey F. Benson	March 18, 2009
Jeffrey F. Benson, Director

/s/ Joe P. Covington, Jr.	March 18, 2009
Joe P. Covington, Jr., Director

/s/ E. Neal Crawford, Jr.	March 18, 2009
E. Neal Crawford, Jr., Executive Vice President and Director

/s/ Taylor B. Grissom	March 18, 2009
Taylor B. Grissom, Director

/s/ Robert M. Oman	March 18, 2009
Robert M. Oman, Director

/s/ Elizabeth T. Patterson	March 18, 2009
Elizabeth T. Patterson, Director

/s/ William F. Rountree, Jr.	March 18, 2009
William F. Rountree, Jr., Chief Executive Officer and Director (as principal executive officer)

/s/ Dwight C. Schaubach	March 18, 2009
Dwight C. Schaubach, Director

/s/ Brad E. Schwartz	March 18, 2009
Brad E. Schwartz, Director, Chief Financial and Operating Officer

/s/ Lawrence L. Sutton	March 18, 2009
Lawrence L. Sutton, Director