Form 10-Q
period 2009-03-31
Monarch Financial Holdings, Inc.
filed 2009-05-12
CIK 1364856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of “Accelerated Filer and Large Accelerated Filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5.00 Par Value – 5,788,986 as of May 11, 2009.

MONARCH FINANCIAL HOLDINGS, INC.

FORM 10-Q

MARCH 31, 2009

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	Unaudited March 31, 2009	December 31, 2008
ASSETS:
Cash and due from banks	$9,406,965	$8,418,341
Interest bearing bank balances	3,705,360	111,634
Federal funds sold	1,723,543	66,367

Total cash and cash equivalents	14,835,868	8,596,342

Investment securities held-to-maturity, at cost	500,000	500,000
Investment securities available-for-sale, at fair value	5,796,888	5,846,917
Loans held for sale	80,768,614	54,369,215

Loans, net of unearned income	507,195,679	504,712,083
Less: allowance for loan losses	(8,660,000)	(8,046,000)

Loans, net	498,535,679	496,666,083

Property and equipment, net	8,242,425	8,386,430
Restricted equity securities	5,813,650	3,575,450
Bank owned life insurance	6,850,674	6,787,699
Goodwill	775,000	775,000
Intangible assets	952,384	997,027
Other assets	11,133,217	10,698,239

Total assets	$634,204,399	$597,198,402

LIABILITIES:
Deposits:
Noninterest-bearing	$75,288,607	$78,894,120
Interest-bearing	446,426,739	417,191,675

Total deposits	521,715,346	496,085,795

Borrowings:
Trust preferred subordinated debt	10,000,000	10,000,000
Federal Home Loan Bank advances	36,550,462	27,675,272
Federal funds purchased	—	385,000

Total borrowings	46,550,462	38,060,272

Other liabilities	4,963,163	3,163,645

Total liabilities	573,228,971	537,309,712

STOCKHOLDERS’ EQUITY:
Preferred stock, $5 par value, 1,985,300 shares authorized, none issued	—	—
Cumulative perpetual preferred stock, series A, $1,000 par value, 14,700 shares issued and outstanding	14,491,072	14,481,383
Common stock, $5 par value, 20,000,000 shares authorized, issued and outstanding 5,759,263 and 5,735,007 shares, respectively	28,796,315	28,675,035
Additional paid-in capital	8,115,369	8,065,602
Retained earnings	9,404,615	8,528,094
Accumulated other comprehensive income	20,674	27,302

Total Monarch Financial Holdings, Inc. shareholders’ equity	60,828,045	59,777,416
Noncontrolling interest	147,383	111,274

Total equity	60,975,428	59,888,690

Total liabilities and stockholders’ equity	$634,204,399	$597,198,402

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	3 Months Ended March 31,
	2009	2008
Interest income:
Interest and fees on loans	$7,485,447	$7,727,542
Interest on investment securities	64,335	119,535
Interest on federal funds sold	894	3,500
Dividends on equity securities	15,525	59,397
Interest on other bank accounts	636	18,090

Total interest income	7,566,837	7,928,064

Interest expense:
Interest on deposits	2,640,410	3,333,689
Interest on trust preferred subordinated debt	76,687	162,536
Interest on borrowings	260,534	504,001

Total interest expense	2,977,631	4,000,226

Net interest income	4,589,206	3,927,838

Provision for loan losses	700,551	395,102

Net interest income after provision for loan losses	3,888,655	3,532,736

Non-interest income:
Mortgage banking income	7,101,121	3,990,364
Investment and insurance commissions	284,005	329,054
Service charges and fees	285,469	287,358
Security gains, net	—	3,146
Other	171,791	103,815

Total noninterest income	7,842,386	4,713,737

Non-interest expenses:
Salaries and employee benefits	7,141,002	4,605,422
Occupancy expenses	574,659	490,776
Furniture and equipment expenses	323,142	297,590
Loan expense	612,069	467,509
Data processing	207,960	167,375
FDIC insurance	255,501	57,600
Other	948,245	676,370

Total noninterest expenses	10,062,578	6,762,642

Income before income taxes	1,668,463	1,483,831

Income tax expense	(514,400)	(468,200)

Net income	1,154,063	1,015,631

Less: Net income attributable to noncontrolling interest	(93,792)	(47,430)

Net income attributable to Monarch Financial Holdings, Inc.	$1,060,271	$968,201

Basic net income per share	$0.16	$0.20
Diluted net income per share	$0.16	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.	FINANCIAL STATEMENTS (Continued)

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-In Capital	Series A Perpetual Preferred Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balance—December 31, 2007	4,827,505	$24,137,525	$5,008,121	$—	$7,419,711	$(16,861)	$57,702	$36,606,198
Distributions to noncontrolling interests							(11,660)	(11,660)
Comprehensive income:
Net income for three months ended March 31, 2008					968,201		47,430	1,015,631
Unrealized gain on securities available-for-sale, net of reclassification adjustment and income taxes						56,894		56,894

Total comprehensive income								1,072,525

Stock-based compensation expense	48,360	241,800	(171,383)					70,417

Balance—March 31, 2008	4,875,865	$24,379,325	$4,836,738	$—	$8,387,912	$40,033	$93,472	$37,737,480

Balance—December 31, 2008	5,735,007	$28,675,035	$8,065,602	$14,481,383	$8,528,094	$27,302	$111,274	$59,888,690
Distributions to noncontrolling interests							(57,683)	(57,683)
Comprehensive income:
Net income for three months ended March 31, 2009					1,060,271		93,792	1,154,063
Unrealized loss on securities available-for-sale, net of reclassification adjustment and income taxes						(6,628)		(6,628)

Total comprehensive income								1,147,435

Stock-based compensation expense			78,800					78,800
Stock options exercised, including tax benefit from exercise of options	24,256	121,280	(19,344)					101,936
Accretion of discount on cumulative perpetual preferred warrants			(9,689)	9,689				—
Cash dividend declared on cumulative perpetual preferred stock (5%)					(183,750)			(183,750)

Balance—March 31, 2009	5,759,263	$28,796,315	$8,115,369	$14,491,072	$9,404,615	$20,674	$147,383	$60,975,428

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.	FINANCIAL STATEMENTS (Continued)

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	3 Months Ended March 31,
	2009	2008
Operating activities:
Net income	$1,060,271	$968,201
Adjustments to reconcile to net cash from operating activities:
Provision for loan losses	700,551	395,102
Depreciation	245,937	225,359
Accretion of discounts and amortization of premiums, net	3,037	153
Deferral of loan costs, net of deferred fees	(34,234)	(174,063)
Amortization of intangible assets	44,643	44,643
Stock-based compensation	78,800	70,417
Net gain on disposition of investment securities	—	(3,146)
Net gain on disposition of property and equipment	—	(10,000)
Net gain on sale of other real estate	(2,136)	—
Amortization of deferred gain	(40,862)	(40,862)
Changes in:
Loans held for sale	(26,399,399)	(11,748,754)
Interest receivable	(114,479)	282,762
Other assets	85,349	(545,577)
Other liabilities	1,692,739	129,741

Net cash from operating activities	(22,679,783)	(10,406,024)

Investing activities:
Purchases of available-for-sale securities	—	(1,044,610)
Proceeds from maturities and calls of held-to-maturity securities	—	1,917,858
Proceeds from sales and maturities of available-for-sale securities	36,949	20,600,000
Loan originations, net of principal repayments	(2,999,185)	(42,246,304)
Purchases of premises and equipment	(101,932)	(779,782)
(Purchase) sale of restricted equity securities, net of redemptions	(2,238,200)	1,646,100

Net cash from investing activities	(5,302,368)	(19,906,738)

Financing activities:
Net increase (decrease) in noninterest-bearing deposits	(3,605,513)	3,906,466
Net increase in interest-bearing deposits	29,235,064	75,323,708
Net increase (decrease) of FHLB advances and federal funds purchased	8,490,190	(40,371,981)
Proceeds from issuance of common stock, net of issuance costs	101,936	—

Net cash from financing activities	34,221,677	38,858,193

CHANGE IN CASH AND CASH EQUIVALENTS	6,239,526	8,545,431
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8,596,342	9,464,550

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,835,868	$18,009,981

SUPPLEMENTAL SCHEDULES AND CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and other borrowings	$2,576,024	$3,846,264
Income taxes	$800,000	$750,000
Loans transferred to foreclosed real estate during the year	$465,408	$369,076

The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly Monarch Financial Holdings, Inc.’s financial position as of March 31, 2009; the consolidated statements of income for the three months ended March 31, 2009 and 2008; the consolidated statements of changes in shareholders’ equity for the three months ended March 31, 2009 and 2008; and the consolidated statements of cash flows for the three months ended March 31, 2009 and 2008. These financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. The financial statements include the accounts of Monarch Financial Holdings, Inc. and its subsidiaries, and all significant intercompany accounts and transactions have been eliminated. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. Certain prior year amounts have been reclassified to conform with current year presentations.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment to ARB No. 51, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes expanded disclosure requirements that clearly identify and distinguish between the interest of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 was effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 has not had a material impact on our financial condition and results of operations.

In February, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (FSP 140-3). FSP 140-3 requires that an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with, or in contemplation of, the initial transfer be evaluated together as a linked transaction under SFAS 140, unless certain criteria are met. FSP 140-3 is effective for our financial statements for the year beginning on January 1, 2009, and earlier adoption is not permitted. The adoption of FAS 140-3 has not had a material impact on our financial condition and results of operations.

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities; an amendment of SFAS 133. The standard requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS 133 and related interpretations. The standard was effective for periods beginning after November 15, 2008, with early adoption permitted. The standard expands the disclosure requirements for derivatives and hedged items and has not had a material impact on our consolidated financial position and results of operations.

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of SFAS 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The provisions of FSP FAS 157-3 did not have an impact on our consolidated financial position or results of operations.

NOTE 2. GENERAL

We are a Virginia-chartered bank holding company engaged in business and consumer banking, investment and insurance sales, and mortgage origination and brokerage. We were created on June 1, 2006 through a reorganization plan, under the laws of the Commonwealth of Virginia, in which Monarch Bank became our wholly-owned subsidiary. Monarch Bank was incorporated on May 1, 1998, and opened for business on April 14, 1999. Our corporate office and main office are located in the Greenbrier area of Chesapeake. In addition we have seven other Virginia banking offices—in the Great Bridge area in Chesapeake, the Lynnhaven area in Virginia Beach, the Town Center area in Virginia Beach, the Oceanfront area in Virginia Beach, the Kempsville area in Virginia Beach, the Ghent area in Norfolk, and an office in downtown Norfolk. Our North Carolina banking division operates as OBX Bank through one office in Kitty Hawk.

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

In January 2003, Monarch Investment, LLC, purchased a noncontrollilng interest in Bankers Insurance, LLC, in a joint venture with the Virginia Bankers Association and many other community banks. Bankers Insurance, LLC, is a full service property/casualty and life/health agency that ranks as one of the largest agencies in Virginia. Bankers Insurance, LLC, provides insurance to our customers and to the general public.

In February 2004, we formed Monarch Capital, LLC, for the purpose of engaging in the commercial real estate brokerage business. We own a 100% interest in Monarch Capital, LLC.

In September 2006, Monarch Investment, LLC, formed a subsidiary titled Virginia Asset Group, LLC. Virginia Asset Group, LLC, is owned 51% by Monarch Investment, LLC, and 49% by Darin Ely, who serves as its president.

In May 2007, we expanded banking operations into northeastern North Carolina with the opening of a full service banking office in the town of Kitty Hawk, under the name of OBX Bank (OBX). OBX, which operates as our division, is led by a local management team and a local advisory board of directors.

In June 2007, we announced the expansion of our mortgage operations through the acquisition of a team of experienced mortgage bankers, and our mortgage division changed its name from Monarch Home Funding to Monarch Mortgage (MM). MM originates and sells conventional, FHA, VA and VHDA residential loans and offers additional mortgage products such as construction-permanent loans for Monarch Bank’s loan portfolio. Their primary office is in Virginia Beach with additional offices in Chesapeake, Norfolk, Suffolk and Fredericksburg, Virginia, Rockville, Waldorf, Crofton, and College Park, Maryland.

In July 2007, Monarch Investment, LLC, purchased a 51% ownership in Coastal Home Mortgage, LLC, from another bank. This joint venture provides residential loan services through Monarch Mortgage. The 49% ownership is shared by four individuals involved in commercial and residential construction in the Hampton Roads area.

In October 2007, Monarch Investment, LLC, formed a new title insurance company, Real Estate Security Agency, LLC (RESA) along with TitleVentures, LLC. Monarch Investment, LLC, owns 75% of RESA and TitleVentures, LLC, owns 25%. RESA offers residential and commercial title insurance to the clients of Monarch Mortgage and Monarch Bank.

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

	3 months ended March 31,
	2009	2008
Net income (numerator, basic and diluted)	$1,060,271	$968,201
Less: cumulative perpetual preferred dividend	(183,750)	—

Net income (numerator, basic and diluted)	876,521	968,201
Weighted average shares outstanding (denominator)	5,617,287	4,773,545

Income per common share—basic	$0.16	$0.20

Weighted average shares—diluted (denominator)	5,630,287	4,947,754

Income per common share—diluted	$0.16	$0.20

Dilutive effect- average number of shares	13,000	174,209

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

We determine fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods we use to determine fair value on an instrument specific basis are detailed in the section titled “Valuation Methods” below.

The following table presents our assets and liabilities related to continuing operations, which are measured at fair value on a recurring basis for each of the fair value hierarchy levels, as of March 31, 2009 and December 31, 2008:

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at March 31, 2009
Investment securities—available for sale	$5,796,888	$—	$5,796,888	$—
Restricted equity securities	5,813,650		—	5,813,650
Rate lock commitments, net	637,028	—	637,028	—

Total Assets	$12,247,566	$—	$6,433,916	$5,813,650

Assets at December 31, 2008
Investment securities—available for sale	$5,846,917	$—	$5,846,917	$—
Restricted equity securities	$3,575,450		$—	3,575,450
Rate lock commitments, net	645,484	—	645,484	—

Total Assets	$10,067,851	$—	$6,492,401	$3,575,450

The changes in restricted equity securities (Level 3 assets) measured at fair value on a recurring basis are summarized below as:

	2009	2008
Balance, January 1	$3,575,450	$4,847,600

Total gains and losses (realized/unrealized) included in:
Net income	—	—
Other comprehensive income	—	—
Purchases, sales, issuances and settlements, net	2,238,200	(1,646,100)
Transfers into (out of) Level 3	—	—

Balance, March 31	$5,813,650	$3,201,500

The following table provides quantitative disclosures about the fair value measurements for our assets related to continuing operations which are measured at fair value on a nonrecurring basis as of March 31, 2009 and 2008:

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total gains (losses) for three months ended
At March 31, 2009
Real estate owned	$856,363	$—	$—	$856,363	$2,136

At March 31, 2008
Real estate owned	$369,076	$—	$—	$369,076	$—

At the time a loan secured by real estate becomes real estate owned we record the property at the lower of its carrying amount or fair value. Upon foreclosure and through liquidation, we evaluate the property’s fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. A recovery is recorded for the quarter ended March 31, 2009, for private mortgage insurance reimbursement on one of our real estate owned properties. We had no losses to record due to valuation adjustments on real estate owned in our consolidated statements of income.

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

At March 31, 2009, we have not elected to implement fair value accounting for any balance sheet items as allowed by SFAS 159.

NOTE 5. COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The only component of other comprehensive income consists of unrealized gains and losses on available-for-sale securities. We account for comprehensive income in accordance with FASB Statement No. 130, Reporting Comprehensive Income. The following is a detail of comprehensive income for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
Net Income	$1,060,271	$968,201
Change in unrealized gains (losses) on securities available-for-sale, net of tax expense	(6,628)	56,894

Total comprehensive income	$1,053,643	$1,025,095

Unrealized holding (losses) gains during the period	$(10,043)	$86,204

Total other comprehensive (loss) gain before income tax expense	(10,043)	86,204
Income tax benefit (expense)	3,415	(29,310)

Net unrealized (losses) gains	$(6,628)	$56,894

NOTE 6. STOCK-BASED COMPENSATION

As of March 31, 2009, we had a stock-based compensation plan. Prior to January 1, 2006, we accounted for our plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Under these older standards no stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the fair value of the underlying common stock on the date of the grant. On January 1, 2006, we adopted SFAS Statement No. 123R “Share-Based Payment,” (SFAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income.

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

Since May 2006, we have issued stock awards under the new Plan at a price equal to the stock price on the issue date with vesting periods of up to five years from issue. Total compensation costs are recognized annually on a pro-rata basis over the service period to vesting.

NOTE 7. SEGMENT REPORTING

Reportable segments include community banking and mortgage banking services. Community banking involves making loans to and generating deposits from individuals and businesses in the markets where we have offices. Mortgage banking originates residential loans and subsequently sells them to investors. Our mortgage banking segment is a strategic business unit that offers different products and services. It is managed separately because the segment appeals to different markets and, accordingly, requires different technology and marketing strategies. The segment’s most significant revenue and expense is noninterest income and noninterest expense, respectively. We do not have other reportable operating segments. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The assets and liabilities and operating results of our other wholly owned subsidiary, Monarch Capital, LLC, is included in the mortgage banking segment. Monarch Capital, LLC, provides commercial mortgage brokerage services.

Segment information for the three months ended March 31, 2009 and 2008 is shown in the following table.

Selected Financial Information

	Commercial and Other Banking	Mortgage Banking Operations	Intersegment Eliminations	Total
Three Months Ended March 31, 2009
Net interest income after provision for loan losses	$3,888,655	$876,521	$(876,521)	$3,888,655
Noninterest income	1,478,412	7,357,459	(993,485)	7,842,386
Noninterest expenses	(3,730,291)	(6,709,799)	377,512	(10,062,578)

Net income before income taxes and noncontrolling interest	$1,636,776	$1,524,181	$(1,492,494)	$1,668,463

Three Months Ended March 31, 2008
Net interest income after provision for loan losses	$3,310,414	$82,055	$140,267	$3,532,736
Noninterest income	745,123	4,117,625	(149,011)	4,713,737
Noninterest expenses	(3,347,358)	(3,437,034)	21,750	(6,762,642)

Net income before income taxes and minority interest	$708,179	$762,646	$13,006	$1,483,831

Segment Assets
March 31, 2009	$634,758,896	$103,437,019	$(103,991,516)	$634,204,399
December 31, 2008	$597,478,596	$76,045,662	$(76,325,856)	$597,198,402

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets with indefinite lives are recorded at cost and are reviewed at least annually for impairment based on evidence of certain impairment indicators. Intangible assets with identifiable lives are amortized over their estimated useful lives. The intangible assets have a weighted-average useful life of seven years.

Information concerning goodwill and intangible assets is presented in the following table:

	March 31, 2009	December 31, 2008
Amortizable intangible assets	$1,250,000	$1,250,000
Accumulated amortization—intangible assets	(297,616)	(252,973)

Amortizable intangible assets, net	$952,384	$997,027

Goodwill	775,000	775,000

Amortization expense for intangible assets for each of the three months period ending March 31, 2009 and 2008 was $44,643.

Estimated Amortization Expense:
For the remaining months of the year ended 12/31/09	133,929
For the year ended 12/31/10	178,572
For the year ended 12/31/11	178,572
For the year ended 12/31/12	178,572
For the year ended 12/31/13	178,572
Thereafter	104,167

$952,384

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

A summary of our significant risk factors is set forth in Note 1A to the consolidated financial statements in our 2008 Form 10-K.

Earnings Summary

We reported net income of $1,060,271 for the three months ending March 31, 2009, compared to $968,201 for the same period in 2008, an increase of $92,070 or 9.5%. Net interest income increased 16.8% or $661,368 to $4,589,206 during the first quarter of 2009, when compared to 2008. Noninterest income increased 66.4% to $7,842,386 during the three months ended March 31, 2009 when compared to $4,713,737 for the same period in 2008. Noninterest expenses totaled $10,062,578, an increase of $3,299,936, or 48.8% for the first quarter of 2009 compared to 2008. Both basic and diluted earnings per share of common stock were $0.16 for the first quarter of 2009 compared to $0.20 for 2008.

Profitability as measured by our annualized return on average assets (ROA) was 0.69% compared to 0.77% for the three months ended March 31, 2009 and 2008, respectively. Another measure of our profitability, the annualized return on average equity (ROE) was 7.12% for the first quarter of 2009 compared to 10.49% for the same period in 2008.

Net Interest Income

Net interest income, which is our principal source of earnings, increased in the first quarter of 2009 due to asset growth outpacing liability growth. Additionally, although interest rates are much lower than they were in the first quarter of 2008, they have stabilized, allowing us to manage our pricing more effectively. The Federal Funds rate which is set by the Federal Reserve Bank’s Federal Open Market Committee, has been at a record low of 0.25% since December 2008. In contrast, the Federal Funds rate dropped 200 basis points from mid-December 2008 to 2.25% at March 31, 2008. The Wall Street Journal Prime Rate has followed the Federal Funds rate trend with current rates at 3.25%, compared to 5.25% for the first quarter of 2008. We are asset sensitive, with the majority of our loan portfolio indexed on the Wall Street Journal Prime Rate and set to move immediately with each rate change. At the same time a large portion of our funding liabilities reprice based on much longer maturity dates, creating margin compression in a swiftly declining rate environment. A stable, though lower, rate environment coupled with healthy year over year growth has allowed us to better align our liability pricing with that of our assets in 2009.

Net interest income was $4,589,206 for the first quarter of 2009, compared to $3,927,838 for the same period in 2008, an increase of $661,368 or 16.8%. The source of this increase was in the reduction of our cost of funds by 25.6% or $1,022,595, to $2,977,631 in 2009 compared to $4,000,226 in the first quarter of 2008.

Rate/Volume Analysis

Total interest income declined $361,227 or 4.6% in the first quarter of 2009 compared to 2008. Interest and fees on loans, which includes loans held for sale, is the largest component of interest income. In the first three months of 2009, interest and fees on loans totaled $7,485,447, a decrease of $242,095 or 3.1% despite average portfolio growth of $116.6 million over the same period in 2008.

Investment income declined $55,200, or 46.2% primarily due to a $4.7 million drop in average portfolio holdings. Interest on federal funds sold and other bank accounts declined a combined total of $20,060 due to lower interest rates in the first quarter of 2009 compared to 2008. Income on restricted equity securities has declined, despite higher average balances because the Federal Home Loan Bank has modified their stock release policy and declared there would be no dividends in the first quarter of 2009.

In contrast to previous quarters, lower interest cost rather than higher interest income was the source of the improvement in our net interest income. Interest expense on deposits was the primary contributor to lower interest costs, declining $693,279 or 20.8%, to $2,640,410, despite year over year average interest bearing deposit growth of $89.4 million.

The benefits of lower rates can be seen in our time deposits which grew an average $75.4 million but had a decline in interest cost of 1.8% or $39,888. Money market interest expense declined 65.5% or $742,242, to $659,847 during the first quarter of 2009 due to a combination of lower rates and an average $11.1 million decline in outstanding balances. The cost of interest bearing demand accounts also declined $11,518, or 45.4% in the first quarter of 2009 compared to 2008, despite a marginal increase in average outstanding balances.

Savings interest cost was $108,049, the first quarter of 2009 compared to $7,680, in 2008, an increase of $100,369. We introduced a new higher cost savings product in 2008 that has produced average year over year growth of $23.9 million.

Our borrowing costs declined 49.4% or $329,316, to $337,221, in the first three months of 2009 despite a year over year average increase of $731 thousand, all due to lower rates.

The following table sets forth an analysis of the impact of changes in rate and volume on our interest bearing assets and liabilities for the first quarter of 2009 compared to 2008.

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

	(in thousands)
	For the Three Months Ended March 31, 2009 vs 2008
	Interest Increase (Decrease)	Change Attributable to
		Rate	Volume
Interest income
Loans:
Commercial	$(318)	$(803)	$485
Mortgage	(516)	(736)	220
Consumer	592	(271)	863

Total loans	(242)	(1,810)	1,568

Securities:
Federal agencies	(40)	(10)	(30)
Mortgage-backed	(3)	—	(3)
Other securities	(13)	3	(16)

Total securities	(56)	(7)	(49)

Deposits in other banks	(60)	(62)	2
Federal funds sold	(3)	(6)	3
Bank owned life insurance	5	2	3

Total interest income	$(356)	$(1,883)	$1,527

Interest expense
Deposits:
Demand	$(11)	(13)	2
Money market	(742)	(656)	(86)
Savings	100	26	74
Time	(41)	(765)	724

Total deposits	(694)	(1,408)	714
Federal funds purchased	(6)	(2)	(4)
Other borrowings	(323)	(338)	15

Total interest expense	(1,023)	(1,748)	725

Net interest income	$667	$(135)	$802

Average Balances, Income and Expenses, Yields and Rates

Our net interest spread on a tax-equivalent basis increased 10 basis points to 2.72% for first quarter of 2009 when compared to 2.62% for the same period in 2008. Yield on earning assets decreased 143 basis points to 5.18% in 2009 compared to 6.61% for the first quarter of 2008, while the cost of interest bearing liabilities decreased 153 basis points to 2.46% from 3.99%, respectively, for the same period.

Bank Owned Life Insurance (BOLI) has been included in interest earning assets. We purchased $6,000,000 in BOLI during the fourth quarter of 2005. The income on BOLI is not subject to Federal Income tax, giving it a tax-effective yield of 5.70% for the first three months of 2008 compared to 5.51% for the same period in 2008.

In July, 2006, we added additional capital through the issuance of $10,000,000 in trust preferred securities. These securities are treated as subordinated debt and have been included in other borrowings. The cost on trust preferred securities decreased to 3.07% from 6.43% in the first quarter of 2009 compared to 2008.

The following table sets forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and the related income, expense and corresponding weighted average yields and costs.

AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

The following is an analysis of net interest income, on a taxable equivalent basis.

	For Periods Ended March 31,
	2009			2008
	Average Balance	Income/ Expense	Yield Rate(1)	Average Balance (5)	Income/ Expense (5)	Yield Rate(1)
ASSETS
Securities, at amortized cost
Taxable	$6,326,942	$64,335	4.14%	$11,053,013	$119,535	4.35%

Total securities	6,326,942	64,335	4.14%	11,053,013	119,535	4.35%
Loans, net	579,937,316	7,485,447	5.25%	463,365,000	7,727,542	6.71%
Federal funds sold	1,365,922	894	0.27%	409,836	3,500	3.43%
Dividend-earning restricted equity securities	4,762,508	15,525	1.33%	4,270,533	59,397	5.59%
Deposits in other banks	1,914,904	636	0.14%	2,241,375	18,090	3.25%
Bank owned life insurance (2)	6,813,427	95,417	5.70%	6,567,805	89,917	5.51%

Total earning assets	601,121,019	7,662,254	5.18%	487,907,562	8,017,981	6.61%

Less: Allowance for loan losses	(8,207,981)			(3,987,509)
Total nonearning assets	32,728,676			32,227,332

Total assets	$625,641,714			$516,147,385

LIABILITIES and SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$14,903,732	$13,828	0.38%	$13,680,678	$25,346	0.75%
Regular savings	29,335,887	108,049	1.50%	5,468,450	7,680	0.56%
Money market savings	125,203,823	390,369	1.27%	136,323,229	1,132,611	3.34%
Certificates of deposit
$100,000 and over	97,122,567	659,847	2.76%	99,766,275	1,167,543	4.71%
Under $100,000	165,102,790	1,468,317	3.62%	87,060,151	1,000,509	4.62%

Total interest-bearing deposits	431,668,799	2,640,410	2.49%	342,298,783	3,333,689	3.92%
Borrowings	61,541,527	337,221	2.23%	60,810,457	666,537	4.41%

Total interest-bearing liabilities	493,210,326	$2,977,631	2.46%	403,109,240	$4,000,226	3.99%
Noninterest-bearing liabilities
Demand deposits	65,898,695			60,715,469
Other noninterest-bearing liabilities	5,974,068			15,199,725

Total liabilities	565,083,089			479,024,434
Shareholders’ equity	60,558,625			37,122,951

Total liabilities and shareholders’ equity	$625,641,714			$516,147,385

Net interest income (2)		$4,684,623			$4,017,755

Interest rate spread (2)(3)			2.72%			2.62%

Net interest margin (2)(4)			3.17%			3.31%

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a $32,442 adjustment for 2009 and a $30,572 adjustment for 2008.
(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.
(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.
(5)	Loans held for sale of $29,201,197 and interim interest income of $334,982 have been reclassified from mortgage banking income to interest income and fees on loans for March 31, 2008 to be consistent with the presentation for March 31, 2009.

Noninterest Income

Total noninterest income was $7,842,386 for the first quarter of 2009, compared to $4,713,737 for the same period in 2008, an increase of $3,128,649, or 66.4%. Mortgage banking revenue growth contributed $3,110,757, of this growth.

	For the Three Months Ended March 31,
	2009	2008
Mortgage banking revenue	$7,101,121	$3,990,364
Investment and insurance commissions	284,005	329,054
Service charges and fees	285,469	287,358
Security gains, net	—	3,146
Bank owned life insurance income	62,975	59,345
Title company income	98,566	38,160
Other	10,250	6,310

	$7,842,386	$4,713,737

Gross mortgage banking income from Monarch Mortgage and our wholly owned commercial mortgage banking subsidiary, Monarch Capital, LLC, increased 78.0% in the first three months of 2009 compared to 2008. The majority of this growth has been in the area of residential mortgages. Through March 31, 2009 our residential mortgage operations have closed 1,077 loans totaling $288.1 million compared to 572 closings totaling $154.6 million for the same period in 2008. The dollar volume of the pipeline of loans expected to close in the next 90 days is nearly double the number from 2008. The current low mortgage rate environment, coupled with first time home buyer incentives has contributed to the growth in this area. Additionally, our subsidiary, Monarch Capital, LLC, which brokers large commercial mortgages on a commission basis, generated $107,500 in revenue in the first three months of 2009 compared to $74,920 in 2008.

Investment and insurance commissions declined $45,049 or 13.7% in the first three months of 2009 compared to 2008. On October 1, 2006, we formed a subsidiary called Virginia Asset Group, LLC (VAG), with an investment professional to sell insurance and non-deposit investment products. Through Monarch Investment, LLC, we have a 51% ownership in VAG. Despite VAG being the top producer in their investment network for the quarter, investment sales in general have been adversely affected by the economic downturn and lower asset valuations.

Service charges and fees on deposit accounts were relatively flat for the first quarter of 2009 compared to 2008. The primary components of service charges and fees are ATM transaction fees, nonsufficient fund and overdraft fees. We have an agreement with a third-party vendor to brand ATMs in Food Lion grocery stores in southeast Virginia and northeast North Carolina. In return for supplying the cash for the machines and paying the machines’ cash servicing fees, we receive a portion of the transaction surcharge and our customers can withdraw cash from the machines without a fee or transaction surcharge. We have 9 ATMs located at our banking center sites. Combined with our third-party vendor relationship, our network includes over 50 active branded ATMs.

There were no security gains or losses in the first three months of 2009. There was one security gain recorded on an agency bond call for the same period in 2008.

Bank Owned Life Insurance (BOLI) is included in the net interest income calculation for yield analysis. We purchased $6.0 million in BOLI during the fourth quarter of 2005. The income from BOLI, which is not subject to tax, increased $3,630 in the first quarter of 2009 compared to 2008. The tax-effective income earnings are $95,417 for the first three months of 2009 compared to $89,917 for the same period in 2008.

Through Monarch Investment, LLC, we own a 75% interest in a title company, Real Estate Security Agency, LLC (RESA), which is being treated as a consolidated entity for accounting purposes. RESA, which provides title insurance on residential real estate, has benefited from the increased activity in the residential mortgage industry.

Noninterest Expense

Total noninterest expenses were $10,062,578 for the first quarter of 2009, an increase of $3,299,936 or 48.8% over the same period in 2008. Salaries and employee benefits which represent an approximate average of 70% of noninterest expense increased 55.1% or $2,535,579 of the increase. Our full time equivalents, at the end of first quarter 2009 totaled 287, compared to 259 in 2008. The primary source of our salary and benefits growth was in mortgage operations and increased production as banking salaries and benefits are level with 2008. Fifty-five percent of our mortgage employees are paid commissions based only on their production levels which have increased significantly. Secondary increases are attributable to the following factors: 1) an increase in regulatory fees due to notably higher FDIC assessment rates to cover the shortage created by failed banks 2) an increase in loan origination expense related to increased production by Monarch Mortgage; 3) growth and inflation-related increases in occupancy expenses; 4) higher Virginia Franchise taxes due to a higher capital base; and 5) technology related increases in data processing expenses. Our marketing expenses declined $38,067 during the period.

	For the Three Months Ended March 31,
	2009	2008
Salaries and employee benefits	$7,141,001	$4,605,422
Occupancy expenses	574,659	490,776
Furniture and equipment expense	323,142	297,590
Loan origination expenses	612,069	467,509
Data processing services	207,960	167,375
Telephone	97,760	104,087
Stationary and supplies	86,718	97,655
Professional fees	105,517	90,040
Marketing expense	23,020	61,087
Regulatory Assessment	255,501	57,600
Virginia Franchise Tax	95,940	28,284
ATM expense	62,370	59,157
Amortization of intangible assets	44,643	44,643
Other	432,278	191,417

	$10,062,578	$6,762,642

The following summary identifies, in descending order, noninterest expenses with the most significant quarter-over-quarter increase.

	Increase For the Three Months Ended March 31,
	Dollars	Percentage
Salaries and employee benefits	$2,535,579	55.1%
Regulatory Assessment	197,901	343.6%
Loan origination expenses	144,560	30.9%
Occupancy expenses	83,883	17.1%
Virginia Franchise Tax	67,656	239.2%
Data processing services	40,585	24.2%

Income Taxes

Our income tax provision was $514,400 for the first quarter of 2009 compared to $468,200 for the prior year. The effective tax rate for the first quarter of 2009 was 32.6%, compared to 32.6% for the same period in 2008.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Total assets increased to $634,204,399 at March 31, 2009 when compared to assets of $597,198,402, at December 31, 2008, a 6.2% increase. On an annual basis total assets increased 16.8% at March 31, 2009 when compared to assets of $543,206,355 at

March 31, 2008. Total loans as of March 31, 2009 were $507.2 million, an increase of $2.5 million, or 0.5%, from $504.7 million at year-end 2008. On an annual basis total loans increased $46.0 million, or 10.0%, from $461.2 million in March 2008. Mortgages held for sale were $80.8 million, an increase of $26.4 million from $54.4 million at December 31, 2008, and on an annual basis mortgages held for sale increased $50.2 million from $30.5 million at March 31, 2008 due to increased volume at our mortgage division. Investment securities were $6.3 million at March 31, 2009, level with year-end 2008. On an annual basis, investments securities decreased $3.3 million, or 34.4% over March 31, 2008. Cash and cash equivalents were $14.8 million, an increase of $6.2 million, or 72.6% from $8.6 million at December 31, 2008.

Deposits increased $25.6 million, or 5.2%, during the three months ended March 31, 2009. On an annualized basis deposits increased $52.8 million or 11.3%. Noninterest-bearing demand deposit accounts decreased $3.6 million to $75.3 million compared to December 31, 2008, but increased $5.3 million on an annual basis when compared to March 31, 2008. Interest bearing deposits increased $29.2 million to $446.4 million compared to $417.2 million at December 31, 2008. On an annual basis interest bearing deposits increased $47.5 million over March 31, 2008. Money market deposits and certificates of deposits (CDs) are the major categories of our interest-bearing deposits.

Total money market balances declined $13.3 million to $116.0 million at March 31, 2009 compared to December 31, 2008. On an annual basis, money market accounts have declined $17.5 million compared to $133.4 million at March 31, 2008. Money market accounts, as a percentage of interest-bearing deposits have been declining in recent years. Depositors who traditionally considered money markets preferable to time deposits because of the combination of competitive rates and ease in getting to funds appear to have changed their deposit patterns. With the volatility of the stock market, these depositors are more interested in preserving their funds, than putting them at risk so easy access to deposits has become less critical. In addition, our money market accounts are generally indexed to prime, which has declined to historic low levels making the product less competitive.

Certificates of deposits (CDs) have risen in popularity with the changes noted in money markets, resulting in significant growth in that area. Our regular CD portfolio, which is comprised of CDs with balances of less than $100 thousand, has ballooned to $175.1 million at March 31, 2009, compared to $85.4 million at March 31, 2008. Approximately, $41.0 million of this $89.7 million increase is attributable to a CD campaign we ran in the fall of 2008. Our Jumbo CDs, which are CDs with balances of $100 thousand or greater, have declined $42.8 million to $109.5 at March 31, 2009 compared to March 31, 2008. This decline was part of our deposit strategy for 2009. In early 2008, we had determined to use larger, out of market CDs that typically cost less than in market CDs, to help buffer some of the effects of the steep decline in rates. With these CDs we could stay shorter on term and react more quickly to market conditions. As these CDs have matured, we have allowed a portion of them to “run off” as we have replaced them with in market CDs.

Stockholders’ equity was $61.0 million at March 31, 2009, compared to $60.0 million at December 31, 2008. Components of the change in stockholders’ equity include net income of $1,060,271, reduction in net unrealized gains on available-for-sale securities totaling $6,628, stock based compensation totaling $78,800, exercised stock options totaling $101,936, and a preferred stock dividend declaration of $183,750.

Asset Quality

We had nonperforming assets totaling $10.2 million at March 31, 2009. Net charge-offs for the first quarter of 2009 were $86 thousand. We charged-off two loans totaling $88 thousand and had recoveries of $2 thousand. Nonperforming assets at December 31, 2008 totaled $8.0 million. Nonperforming assets traditionally consist of nonaccrual loans, loans past due 90 days or more and still accruing interest, restructured loans and other real estate owned. The majority of our nonperforming assets in both periods presented were related to one secured relationship. All of these loans have been identified as impaired according to Financial Accounting Statement No. 114 “Accounting by Creditors for Impairment of a Loan” and later amended by Financial Accounting Statement No. 118 “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures”. We have provided specific reserves for our nonperforming assets in our allowance for loan loss of $3,275,725 at March 31, 2009 and $4,217,970 at December 31, 2008. We continue to demand a high level of credit quality on new loans.

	March 31, 2009	December 31, 2008
Loans 90 days past due and still accruing	$1,495,366	$—
Nonaccrual loans	7,891,277	7,506,337
Other Real Estate	856,363	532,932

Total Nonperforming Assets	$10,243,006	$8,039,269

Nonperforming assets to period end assets	1.62%	1.35%

Allowance for Loan Losses

The allowance for loan losses is to provide for losses inherent in the loan portfolio. Our management team is responsible for determining the level of the allowance for loan losses, subject to the review of the Board of Directors. Among other factors, the Committee considers our historical loss experience on a quarterly basis, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, nonperforming credits, our loan “Watch” list, and national and local economic conditions.

While we believe we have sufficient allowance for our existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future. The allowance for loan losses totaled $8,660,000 and $4,325,000 at March 31, 2009 and March 31, 2008, respectively. The ratio of the allowance for loan losses to total loans outstanding at March 31, 2009 and 2008 was 1.71% and 0.94%, respectively.

During the first quarter of 2009 and 2008, we recorded $700,551 and $395,102 in provision expense, respectively. Loans charged-off during the first three months of 2009 totaled $88,084 and recoveries totaled $1,534. Loans charged-off in the same period of 2008 totaled $57,294 and recoveries totaled $11,192 for a net charge-off of $46,102. The table below summarizes the activity in the allowance for loans losses for the three month periods ending March 31, 2009 and 2008.

	For the Three Months Ended March 31,
	2009	2008
Balance, beginning of period	$8,046,000	$3,976,000
Provisions charged to operations	700,551	395,102
Loans charged-off	(88,084)	(57,294)
Recoveries	1,533	11,192

Balance, end of period	$8,660,000	$4,325,000

Total loans outstanding	507,195,679	461,158,472
Ratio of allowance for loan losses to total loans outstanding	1.71%	0.94%

We have developed a methodology to determine an allowance to absorb probable loan losses inherent in the portfolio based on evaluations of the potential collection of loans, historical loss experience, peer bank loss experience, delinquency trends, economic conditions, portfolio composition, and specific loss estimates for loans considered substandard or doubtful. All commercial and commercial real estate loans that exhibit probable or observed credit weaknesses are subject to individual review. If necessary, reserves would be allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral and other sources of cash flow. Any reserves for impaired loans are measured based on the present rate or fair value of the underlying collateral. We evaluate the potential collection of both principal and interest when assessing the need for a loss accrual. A composite allowance factor that considers ours and other peer bank loss experience ratios, delinquency trends, economic conditions, and portfolio composition are applied to the total of commercial and commercial real estate loans not specifically evaluated.

Homogenous loans, such as consumer installment, home equity loans, and smaller consumer loans are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogenous pool of loans and are based on the expected net charge-offs from a current trend in delinquencies, losses or historical experience and general economic conditions. Our management believes that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in the our loan portfolio at March 31, 2009.

Liquidity

We monitor and plan our liquidity position for future periods. Liquidity is provided from cash and due from banks, interest-bearing deposits in other banks, repayments from loans, increases in deposits, lines of credit from five correspondent banks and two federal agency banks and a planned structured continuous maturity of investments. We believe that these factors provide sufficient and timely liquidity for the foreseeable future.

We also take into account any liquidity needs generated by off-balance sheet transactions such as commitments to extend credit, commitments to purchase securities and standby letters of credit.

We have a line of credit that can equal up to 40% of assets with the Federal Home Loan Bank of Atlanta (FHLB) that totaled approximately $102,809,794 with $76,159,505 available at March 31, 2009. This line is currently reduced by $5.0 million, which has been pledged as collateral for public deposits. Should we ever desire to increase our line of credit beyond the current 40% limit, the FHLB would allow borrowings of up to 50% of total assets once we meet specific eligibility requirements.

In February 2009, we negotiated an additional line of credit with FHLB which is secured by a portion of our loans held for sale. We pledge these loans, which have been sold to FHLB approved investors, as collateral. In return, we are allowed to borrow up to 75% of these loans for 120 days. The investor remits the proceeds for the purchased loans directly to FHLB, which then releases the collateral pledged. At March 31, 2009, assets pledged and advances outstanding totaled $19,866,977 and $14,900,173, respectively with no excess line available.

Borrowings outstanding under the combined FHLB lines of credit were $36,550,462 at March 31, 2009 and $27,675,272 at December 31, 2008. The Company had the following borrowing advances outstanding as of March 31, 2009, with the following final maturities:

Advance Amount	Expiration Date
$14,900,173	June 2009
10,000,000	November 2009
10,000,000	November 2010
1,650,289	September 2015

$36,550,462

The advance maturing in June 2009 represents three advances under our new loans held for sale line. All three advances mature in June 2009 and are broken down as follows:

Advance Date	Current Balance	Original Balance
March 12, 2009	$6,414,472	$7,599,000
March 20, 2009	4,291,401	4,291,401
March 26, 2009	4,194,300	4,194,300

	$14,900,173	$16,084,701

The advance maturing in November 2009 bears a fixed interest rate of 4.04% and has a one-time conversion feature which expired November 17, 2008.

The advance maturing in 2010 bears a fixed interest rate of 3.97% and has a one-time conversion feature. This feature gives the FHLB the option of a conversion to a variable rate instrument on May 15, 2009.

The advance maturing in 2015 is a principal reducing credit that matures on September 28, 2015. Terms include 39 quarterly principal payments of $25k beginning December 2005, with a final payment of $1,025,500 in September 2015. We are utilizing this advance to match-fund several long term fixed rate loans. The interest rate for this advance is fixed at 4.96%.

In the course of operations, due to fluctuations in loan and deposit levels, we occasionally find it necessary to purchase Federal Funds on a short-term basis. We also have federal funds lines of credit facilities established with five other banks in the total amount of $31,000,000. At March 31, 2009 there were no outstanding balances on these lines. We also have access to the Federal Reserve Bank’s discount window should a liquidity crisis occur.

We have no material commitments or long-term debt for capital expenditures at the report date. The only long-term debt is for funding loans and is described below under Borrowings.

Off-Balance Sheet Arrangements

We enter into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions recognized as of March 31, 2009 and December 31, 2008 were a line of credit to secure public funds and commitments to extend credit and standby letters of credit issued to customers. The line of credit to secure public funds was from the Federal Home Loan Bank for $5 million at March 31, 2009 and December 31, 2008.

Commitments to extend credit, which amounted to $233.9 million at March 31, 2009 and $166.3 million at December 31, 2008, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

We did not have any outstanding commitments to purchase securities on March 31, 2009 or December 31, 2008.

Standby letters of credit are conditional commitments we issue guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. We had $6.1 million in outstanding standby letters of credit at both March 31, 2009 and December 31, 2008.

We have twenty-one non-cancelable leases for premises. The original lease terms are from one to eighteen years and have various renewal and option dates.

Capital Adequacy

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

The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the Bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. At March 31, 2009, the amount available was approximately $5.1 million. We are required, through our participation in the Troubled Asset Relief Program Capital Purchase Program to pay a quarterly 5% dividend on our cumulative perpetual preferred stock, series A, to the United States Department of Treasury. In accordance with our acceptance of funds from the US Treasury, cash dividends on common stock are not permitted without prior approval from the US Department of Treasury.

Loans and advances are limited to 15% of the Bank’s common stock and capital surplus. As of March 31, 2009, funds available for loans or advances by the Bank to the Company were approximately $3.7 million.

Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2009, the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2009 the Bank was categorized as “well capitalized”, the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. The Bank’s actual capital amounts and ratios are also presented in the table as of March 31, 2009 and December 31, 2008.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
	(Dollars in Thousands)
As of March 31, 2009
Total Risk-Based Capital Ratio
Consolidated company	$75,502	14.78%	$40,878	8.00%	N/A	N/A
Bank	$61,010	11.94%	$40,878	8.00%	$51,097	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)

Tier 1 Risk-Based Capital Ratio
Consolidated company	$69,080	13.52%	$20,426	4.00%	N/A	N/A
Bank	$54,588	10.69%	$20,426	4.00%	$30,639	6.00%
(Tier 1 Capital to Risk-Weighted Assets)

Tier 1 Leverage Ratio
Consolidated company	$69,080	10.93%	$25,272	4.00%	N/A	N/A
Bank	$54,588	8.64%	$25,272	4.00%	$31,590	5.00%
(Tier 1 Capital to Average Assets)

As of December 31, 2008
Total Risk-Based Capital Ratio
Consolidated company	$74,241	14.79%	$40,156	8.00%	N/A	N/A
Bank	$59,603	11.87%	$40,156	8.00%	$50,213	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)

Tier 1 Risk-Based Capital Ratio
Consolidated company	$67,941	13.53%	$20,085	4.00%	N/A	N/A
Bank	$53,303	10.62%	$20,085	4.00%	$30,115	6.00%
(Tier 1 Capital to Risk-Weighted Assets)

Tier 1 Leverage Ratio
Consolidated company	$67,941	11.76%	$23,108	4.00%	N/A	N/A
Bank	$53,303	9.22%	$23,108	4.00%	$28,906	5.00%
(Tier 1 Capital to Average Assets)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As a financial institution, interest rate risk and its impact on net interest income is the primary market risk exposure. The Asset/Liability Management Committee (“ALCO”) is primarily responsible for establishing asset and liability strategies and for monitoring and controlling liquidity and interest rate risk. We evaluate interest sensitivity risk in accordance with our asset liability policies, and then formulate strategies regarding asset originations, pricing, funding sources, and off-balance sheet commitments in order to decrease sensitivity risk. These strategies are based on management’s outlook regarding future interest rate movements, the state of the regional and national economy, and other financial and business risk factors. We establish prices for deposits and loans based primarily on local market conditions.

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

Impacts of changing interest rates on loans and deposits are reflected in our financial statements. We believe that the mortgage banking operations of its division, Monarch Mortgage, provides somewhat of a natural interest rate hedge, in that we are interest rate sensitive to a downward change in the prime rate for short term periods. When loan interest rates decline, our earnings will be negatively impacted but the mortgage company’s volume should increase as the demand for refinancing and purchase money mortgages increase. The reverse should occur in a rising interest rate environment.

We are asset-sensitive, primarily due to its adjustable rate loan portfolio. The majority of our loan portfolio is indexed to the Wall Street Journal Prime rate and can adjust either daily or monthly. This asset-sensitive position positively impacts our earnings in a rising rate environment, as asset-yields rise faster than the cost of funding those assets.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Form 8-K filed February 2, 2009 to announce the Company’s financial performance.

Form 8-K filed April 24, 2009 to announce the Company’s financial performance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH FINANCIAL HOLDINGS, INC.

/s/ William F. Rountree, Jr.
William F. Rountree, Jr.	Date: May 11, 2009
President & Chief Executive Officer

/s/ Brad E. Schwartz.
Brad E. Schwartz	Date: May 11, 2009
Executive Vice President & Chief Financial Officer