Form 10-Q
period 2009-06-30
Monarch Financial Holdings, Inc.
filed 2009-08-10
CIK 1364856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of “Accelerated Filer and Large Accelerated Filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $5.00 Par Value – 5,788,986 as of August 7, 2009.

MONARCH FINANCIAL HOLDINGS, INC.

FORM 10-Q

JUNE 30, 2009

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	Unaudited June 30, 2009	December 31, 2008
ASSETS:
Cash and due from banks	$6,632,383	$8,418,341
Interest bearing bank balances	8,386,173	111,634
Federal funds sold	7,500,000	66,367

Total cash and cash equivalents	22,518,556	8,596,342
Investment securities held-to-maturity, at cost	500,000	500,000
Investment securities available-for-sale, at fair value	5,262,348	5,846,917
Loans held for sale	96,500,298	54,369,215
Loans, net of unearned income	515,627,252	504,712,083
Less: allowance for loan losses	(9,030,000)	(8,046,000)

Loans, net	506,597,252	496,666,083
Property and equipment, net	8,154,465	8,386,430
Restricted equity securities	7,010,600	3,575,450
Bank owned life insurance	6,914,956	6,787,699
Goodwill	775,000	775,000
Intangible assets	907,741	997,027
Other assets	10,941,893	10,698,239

Total assets	$666,083,109	$597,198,402

LIABILITIES:
Deposits:
Noninterest-bearing	$83,977,026	$78,894,120
Interest-bearing	442,636,758	417,191,675

Total deposits	526,613,784	496,085,795
Borrowings:
Trust preferred subordinated debt	10,000,000	10,000,000
Federal Home Loan Bank advances	62,206,477	27,675,272
Federal funds purchased	—	385,000

Total borrowings	72,206,477	38,060,272
Other liabilities	4,831,522	3,163,645

Total liabilities	603,651,783	537,309,712

STOCKHOLDERS’ EQUITY:
Preferred stock, $5 par value, 1,985,300 shares authorized, none issued	—	—
Cumulative perpetual preferred stock, series A, $1,000 par value, 14,700 shares issued and outstanding	14,500,883	14,481,383
Common stock, $5 par value, 20,000,000 shares authorized, issued and outstanding 5,788,986 and 5,735,007 shares, respectively	28,944,930	28,675,035
Additional paid-in capital	8,160,806	8,065,602
Retained earnings	10,638,416	8,528,094
Accumulated other comprehensive income	36,264	27,302

Total Monarch Financial Holdings, Inc. shareholders’ equity	62,281,299	59,777,416
Noncontrolling interest	150,027	111,274

Total equity	62,431,326	59,888,690

Total liabilities and stockholders’ equity	$666,083,109	$597,198,402

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	3 Months Ended June 30,		6 Months Ended June 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$8,326,877	$7,424,632	$15,812,324	$15,152,174
Interest on investment securities	63,410	106,991	127,745	226,526
Interest on federal funds sold	2,365	8,384	3,259	11,884
Dividends on equity securities	23,323	60,957	38,848	120,354
Interest on other bank accounts	772	36,890	1,408	54,980

Total interest income	8,416,747	7,637,854	15,983,584	15,565,918

Interest expense:
Interest on deposits	2,324,561	3,175,612	4,964,971	6,509,301
Interest on trust preferred subordinated debt	72,371	109,793	149,058	272,329
Interest on borrowings	318,577	333,391	579,111	837,392

Total interest expense	2,715,509	3,618,796	5,693,140	7,619,022

Net interest income	5,701,238	4,019,058	10,290,444	7,946,896

Provision for loan losses	1,837,597	368,930	2,538,148	764,032

Net interest income after provision for loan losses	3,863,641	3,650,128	7,752,296	7,182,864

Non-interest income:
Mortgage banking income	8,824,954	4,017,390	15,926,075	8,007,754
Investment and insurance commissions	229,667	409,066	513,672	696,424
Service charges and fees	371,358	335,068	656,827	664,122
Security gains, net	—	7,655	—	10,801
Gain on sale of assets, net	302,269	14,410	302,269	24,410
Other	357,900	340,222	531,827	434,037

Total noninterest income	10,086,148	5,123,811	17,930,670	9,837,548

Non-interest expenses:
Salaries and employee benefits	7,824,816	4,902,679	14,965,818	9,508,101
Occupancy expenses	600,320	557,139	1,174,979	1,047,915
Furniture and equipment expenses	312,055	322,801	635,197	620,391
Loan expense	894,825	457,075	1,506,894	924,584
Data processing	205,691	165,055	413,651	332,430
FDIC insurance	575,254	78,610	830,755	136,210
Other	1,365,928	799,019	2,316,309	1,475,389

Total noninterest expenses	11,778,889	7,282,378	21,843,603	14,045,020

Income before income taxes	2,170,900	1,491,561	3,839,363	2,975,392

Income tax expense	(699,500)	(446,600)	(1,213,900)	(914,800)

Net income	1,471,400	1,044,961	2,625,463	2,060,592

Less: Net income attributable to noncontrolling interests	(51,808)	(117,934)	(145,600)	(165,364)

Net income attributable to Monarch Financial Holdings, Inc.	$1,419,592	$927,027	$2,479,863	$1,895,228

Preferred stock dividend and accretion of discount	(195,601)	—	(389,041)	—

Net income available to common stockholders	$1,223,991	$927,027	$2,090,822	$1,895,228

Basic net income per share	$0.22	$0.19	$0.37	$0.39
Diluted net income per share	$0.21	$0.18	$0.37	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.	FINANCIAL STATEMENTS (Continued)

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

			Additional Paid-In Capital	Retained Earnings	Series A Perpetual Preferred Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Common Stock
	Shares	Amount
Balance—December 31, 2007	4,827,505	$24,137,525	$5,008,121	$7,419,711	$—	$(16,861)	$57,702	$36,606,198
Distributions to noncontrolling interests							(129,594)	(129,594)
Comprehensive income:
Net income for six months ended June 30, 2008				1,895,228			165,364	2,060,592
Unrealized gain (loss) on securities available-for-sale, net of reclassification adjustment and income taxes						(9,276)		(9,276)

Total comprehensive income								2,051,316

Stock-based compensation expense	45,560	227,800	(86,641)					141,159
Private capital offering net of issuance costs	774,110	3,870,550	2,896,956					6,767,506

Balance—June 30, 2008	5,647,175	$28,235,875	$7,818,436	$9,314,939	$—	$(26,137)	$93,472	$45,436,585

Balance—December 31, 2008	5,735,007	$28,675,035	$8,065,602	$8,528,094	$14,481,383	$27,302	$111,274	$59,888,690
Distributions to noncontrolling interests							(106,847)	(106,847)
Comprehensive income:
Net income for six months ended June 30, 2009				2,479,863			145,600	2,625,463
Unrealized gain (loss) on securities available-for-sale, net of reclassification adjustment and income taxes						8,962		8,962

Total comprehensive income								2,634,425

Stock-based compensation expense			157,600					157,600
Stock options exercised	53,979	269,895	(42,896)					226,999
Accretion of discount on cumulative perpetual preferred warrants			(19,500)		19,500			—
Cash dividend declared on cumulative perpetual preferred stock (5%)				(369,541)				(369,541)

Balance—June 30, 2009	5,788,986	$28,944,930	$8,160,806	$10,638,416	$14,500,883	$36,264	$150,027	$62,431,326

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.	FINANCIAL STATEMENTS (Continued)

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	6 Months Ended June 30,
	2009	2008
Operating activities:
Net income	$2,479,863	$1,895,228
Adjustments to reconcile to net cash from operating activities:
Provision for loan losses	2,538,148	764,032
Depreciation	490,400	470,622
Accretion of discounts and amortization of premiums, net	6,104	9,284
Deferral of loan costs, net of deferred fees	(28,397)	(164,822)
Amortization of intangible assets	89,286	89,286
Stock-based compensation	157,600	141,159
Net income attributable to noncontrolling interests	145,600	165,364
Appreciation of bank-owned life insurance	(127,257)	(119,241)
Net gain on disposition of investment securities	—	(10,801)
Net gain on sale of assets	(302,269)	(24,410)
Net gain on on sale of other real estate	(16,455)	(32,378)
Amortization of deferred gain	(81,726)	(81,726)
Changes in:
Loans held for sale	(42,131,083)	(20,733,231)
Interest receivable	(193,540)	277,835
Other assets	214,300	(3,663,922)
Other liabilities	1,678,145	845,618

Net cash from operating activities	(35,081,281)	(20,172,103)

Investing activities:
Purchases of available-for-sale securities	—	(2,544,610)
Proceeds from maturities and calls of held-to-maturity securities	—	21,100,000
Proceeds from sales and maturities of available-for-sale securities	592,044	2,207,520
Proceeds from sale of other real estate	279,582	827,855
Loan originations, net of principal repayments	(12,670,809)	(68,632,805)
Purchases of premises and equipment	(258,435)	(1,152,573)
(Purchase) sale of restricted equity securities, net of redemptions	(3,435,150)	234,600

Net cash from investing activities	(15,492,768)	(47,960,013)

Financing activities:
Net increase in noninterest-bearing deposits	5,082,906	8,847,466
Net increase in interest-bearing deposits	25,445,083	65,974,635
Cash dividends paid on preferred stock	(298,083)	—
Net increase (decrease) of FHLB advances and federal funds purchased	34,146,205	(9,005,963)
Distributions to noncontrolling interests	(106,847)	(129,594)
Proceeds from issuance of common stock, net of issuance costs	226,999	6,767,506

Net cash from financing activities	64,496,263	72,454,050

CHANGE IN CASH AND CASH EQUIVALENTS	13,922,214	4,321,934
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8,596,342	9,464,550

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,518,556	$13,786,484

SUPPLEMENTAL SCHEDULES AND CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and other borrowings	$5,317,788	$7,810,654
Income taxes	$2,160,000	$2,242,000
Loans transferred to foreclosed real estate during the year	$532,158	$1,339,193
Loans to facilitate sale of real estate	$1,777,500	$—

The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly Monarch Financial Holdings, Inc.’s financial position as of June 30, 2009; the consolidated statements of income for the three and six months ended June 30, 2009 and 2008; the consolidated statements of changes in shareholders’ equity for the six months ended June 30, 2009 and 2008; and the consolidated statements of cash flows for the six months ended June 30, 2009 and 2008. These financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. The financial statements include the accounts of Monarch Financial Holdings, Inc. and its subsidiaries, and all significant intercompany accounts and transactions have been eliminated. Operating results for the three and six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. Certain prior year amounts have been reclassified to conform to current year presentations.

Recent Accounting Pronouncements

In June 2008, the FASB issued FSP 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS under the two-class method described in paragraph 60 and 61 of SFAS No. 128,” Earnings Per Share.” The FSP is effective for periods beginning after December 15, 2008, and did not have a significant impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS 165, “Subsequent Events.” This Statement introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, alerting users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. This Statement is effective for periods ending after June 15, 2009, and did not have a significant impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140,” to improve the relevance, faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement is effective for periods beginning after November 15, 2009, and is not expected to have a significant effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R).” This Statement amends Interpretation 46(R) to require an enterprise to replace the quantitative- based analysis in determining whether the enterprise’s variable interest or interests give it controlling financial interest in a variable interest entity with a more qualitative approach by providing additional guidance regarding considerations for consolidating an entity. SFAS 167 also requires enhanced disclosures to provide users of financial information with more transparent information about the enterprise’s involvement in a variable interest entity. This Statement is effective for periods beginning after November 15, 2009, and is not expected to have a significant effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the implementation of SFAS 141(R) to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. Adoption of FSP FAS 157-4 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. Adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our consolidated financial statements. However, the required disclosures are incorporated herein.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amend other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-1 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. Adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment to ARB No. 51,” which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes expanded disclosure requirements that clearly identify and distinguish between the interest of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 was effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 has not had a material impact on our financial condition and results of operations.

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

We adopted the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109) for loan commitments measured at fair value through earnings which were issued or modified since adoption on January 1, 2008. SAB 109 requires that the expected net future cash flows related to servicing of a loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The adoption of SAB 109 generally has resulted in higher fair values being recorded upon initial recognition of derivative interest rate lock commitments.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities; an amendment of SFAS 133.” The standard requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS 133 and related interpretations. The standard was effective for periods beginning after November 15, 2008, with early adoption permitted. The standard expands the disclosure requirements for derivatives and hedged items and has not had a material impact on our consolidated financial position and results of operations.

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The FSP clarifies the application of SFAS 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The provisions of FSP FAS 157-3 did not have an impact on our consolidated financial position or results of operations.

NOTE 2. GENERAL

We are a Virginia-chartered bank holding company engaged in business and consumer banking, investment and insurance sales, and mortgage origination and brokerage. We were created on June 1, 2006 through a reorganization plan, under the laws of the Commonwealth of Virginia, in which Monarch Bank became our wholly-owned subsidiary. Monarch Bank was incorporated on May 1, 1998, and opened for business on April 14, 1999. Our corporate office and main office are located in the Greenbrier area of Chesapeake. In addition we have seven other Virginia banking offices – in the Great Bridge area in Chesapeake, the Lynnhaven area in Virginia Beach, the Town Center area in Virginia Beach, the Oceanfront area in Virginia Beach, the Kempsville area in Virginia Beach, the Ghent area in Norfolk, and in downtown Norfolk. Our North Carolina banking division operates as OBX Bank through one office in Kitty Hawk.

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

In June 2007, we announced the expansion of our mortgage operations through the acquisition of a team of experienced mortgage bankers, and our mortgage division changed its name from Monarch Home Funding to Monarch Mortgage (MM). MM originates and sells conventional, FHA, VA and VHDA residential loans and offers additional mortgage products such as construction-permanent loans for Monarch Bank’s loan portfolio. Their primary office is in Virginia Beach with additional offices in Chesapeake, Norfolk, Suffolk and Fredericksburg, Virginia, Rockville, Waldorf, Crofton, and College Park, Maryland and Charlotte, North Carolina.

In July 2007, Monarch Investment, LLC, purchased a 51% ownership in Coastal Home Mortgage, LLC, from another bank. This joint venture provides residential loan services through Monarch Mortgage. The 49% ownership is shared by four individuals involved in commercial and residential construction in the Hampton Roads area.

In October 2007, Monarch Investment, LLC, formed a title insurance company, Real Estate Security Agency, LLC (RESA) along with TitleVentures, LLC. Monarch Investment, LLC, owns 75% of RESA and TitleVentures, LLC, owns 25%. RESA offers residential and commercial title insurance to the clients of Monarch Mortgage and Monarch Bank.

In March 2008, Monarch Investment, LLC, formed Home Mortgage Solutions, Inc., in the Richmond area of Virginia. Monarch Investment, LLC, owns 51% with BPRP Funding, LLC, a builder/developer, owning 49%. The primary goal of Home Mortgage Solutions, Inc. is to provide mortgages to the clients of BPRP Funding, LLC.

NOTE 3. EARNINGS PER SHARE (“EPS”)

Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	3 months ended June 30,		6 months ended June 30,
	2009	2008	2009	2008
Net income (numerator, basic and diluted)	$1,419,592	$927,027	$2,479,863	$1,895,228
Less: cumulative perpetual preferred dividend and accretion	(195,601)	—	(389,041)	—

Net income (numerator, basic and diluted)	1,223,991	927,027	2,090,822	1,895,228
Weighted average shares outstanding (denominator)	5,663,381	4,928,380	5,640,461	4,849,463

Income per common share—basic	$0.22	$0.19	$0.37	$0.39

Weighted average shares—diluted (denominator)	5,734,206	5,109,992	5,693,308	5,037,299

Income per common share—diluted	$0.21	$0.18	$0.37	$0.38

Dilutive effect- average number of shares	70,825	181,612	52,847	187,836

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

The following table presents our assets and liabilities related to continuing operations, which are measured at fair value on a recurring basis for each of the fair value hierarchy levels, as of June 30, 2009 and December 31, 2008:

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at June 30, 2009
Investment securities—available for sale	$5,262,348	$—	$5,262,348	$—
Rate lock commitments, net	864,664	—	—	864,664

Total Assets	$6,127,012	$—	$5,262,348	$864,664

Assets at December 31, 2008
Investment securities—available for sale	$5,846,917	$—	$5,846,917	$—
Rate lock commitments, net	645,484	—	—	645,484

Total Assets	$6,492,401	$—	$5,846,917	$645,484

The changes in rate lock commitments (Level 3 assets) measured at fair value on a recurring basis are summarized below as:

	2009	2008
Balance, January 1	$645,484	$132,138
Issuances and settlements, net	219,180	260,336
Transfers into (out of) Level 3	—	—

Balance, June 30	$864,664	$392,474

Balance, April 1	$637,028	$326,485
Issuances and settlements, net	227,636	65,989
Transfers into (out of) Level 3	—	—

Balance, June 30	$864,664	$392,474

The following table provides quantitative disclosures about the fair value measurements for our assets related to continuing operations which are measured at fair value on a nonrecurring basis as of June 30, 2009 and 2008:

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2009
Real estate owned	$801,963	$—	$—	$801,963
Loans held for sale	96,500,298	—	96,500,298	—
At December 31, 2008
Real estate owned	$532,932	$—	$—	$532,932
Loans held for sale	54,369,215	—	54,369,215	—

For the three and six months ended June 30, 2009, the gain of real estate owned totaled $14,319 and $16,455, respectively. For the three and six months ended June 30, 2008, the gain on real estate owned totaled $32,378.

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

Additionally, the transition provisions of SFAS 159 permits a one-time election for existing positions at the adoption date with a cumulative-effect adjustment included in opening retained earnings and future changes in fair value reported in earnings.

At June 30, 2009, we have not elected to implement fair value accounting for any balance sheet items not already requiring such accounting, as allowed by SFAS 159.

Fair Value of Financial Instruments (SFAS 107)

The following table presents the carrying amounts and fair value of our financial instruments at June 30, 2009 and December 31, 2008. FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than through a forced or liquidation sale. The carrying amounts in the table are included in the balance sheet under the indicated captions.

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$22,518,556	$22,518,556	$8,596,342	$8,596,342
Investment securities	5,762,348	5,770,403	6,346,917	6,365,177
Mortgage loans held for sale	96,500,298	96,500,298	54,369,215	54,369,215
Loans (net)	506,597,252	526,880,472	496,666,083	520,023,836
Accrued interest receivable	1,796,202	1,796,202	1,602,662	1,602,662
Restricted equity securities	7,010,600	7,010,600	3,575,450	3,575,450

Financial Liabilities
Deposit liabilities	$526,613,784	$525,338,397	$496,085,795	$496,213,772
Total borrowings	62,206,477	61,579,922	38,060,272	37,249,427
Accrued interest payable	173,317	173,317	202,035	202,035

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

The fair value of short-term borrowings is based on discounting expected cash flows at the interest rate of debt with the same or similar remaining maturities and collateral requirements.

The carrying amounts of accrued interest approximate fair value.

It is not practicable to separately estimate the fair values for off-balance-sheet credit commitments, including standby letters of credit and guarantees written, due to the lack of cost-effective reliable measurement methods for these instruments.

NOTE 5. COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The only component of other comprehensive income consists of unrealized gains and losses on available-for-sale securities. We account for comprehensive income in accordance with FASB Statement No. 130, Reporting Comprehensive Income. The following is a detail of comprehensive income for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net Income	$1,419,592	$927,027	$2,479,863	$1,895,228
Change in unrealized gains (losses) on securities available-for-sale, net of tax expense	15,590	(66,170)	8,962	(9,276)

Total comprehensive income	$1,435,182	$860,857	$2,488,825	$1,885,952

Unrealized holding (losses) gains during the period	$23,621	$(100,253)	$13,578	$(14,049)

Total other comprehensive (loss) gain before income tax expense	23,621	(100,253)	13,578	(14,049)
Income tax benefit (expense)	(8,031)	34,083	(4,616)	4,773

Net unrealized (losses) gains	$15,590	$(66,170)	$8,962	$(9,276)

NOTE 6. STOCK-BASED COMPENSATION

As of June 30, 2009, we have a stock-based compensation plan. Prior to January 1, 2006, we accounted for our plan under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under these older standards no stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the fair value of the underlying common stock on the date of the grant. On January 1, 2006, we adopted SFAS Statement No. 123R “Share-Based Payment,” (SFAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income.

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

NOTE 7. SEGMENT REPORTING

Reportable segments include community banking and mortgage banking services. Community banking involves making loans to and generating deposits from individuals and businesses in the markets where we have offices. Mortgage banking originates residential loans and subsequently sells them to investors. Our mortgage banking segment is a strategic business unit that offers different products and services. It is managed separately because the segment appeals to different markets and, accordingly, requires different technology and marketing strategies. The segment’s most significant revenue and expense is noninterest income and noninterest expense, respectively. We do not have other reportable operating segments. (The accounting policies of the segment are the same as those described in the summary of significant accounting policies.) The assets and liabilities and operating results of our other wholly owned subsidiary, Monarch Capital, LLC, is included in the mortgage banking segment. Monarch Capital, LLC, provides commercial mortgage brokerage services.

Segment information for the three and six months ended June 30, 2009 and 2008 is shown in the following table.

Selected Financial Information

	Commercial and Other Banking	Mortgage Banking Operations	Intersegment Eliminations	Total
Three Months Ended June 30, 2009
Net interest income after provision for loan losses	$3,863,641	$—	$—	$3,863,641
Noninterest income	2,013,734	8,687,328	(614,914)	10,086,148
Noninterest expenses	(3,732,913)	(7,908,581)	(137,395)	(11,778,889)

Net income before income taxes and noncontrolling interest	$2,144,462	$778,747	$(752,309)	$2,170,900

Three Months Ended June 30, 2008
Net interest income after provision for loan losses	$3,733,797	$(287,354)	$203,685	$3,650,128
Noninterest income	1,528,525	4,230,297	(635,011)	5,123,811
Noninterest expenses	(3,359,613)	(3,956,515)	33,750	(7,282,378)

Net income before income taxes and minority interest	$1,902,709	$(13,572)	$(397,576)	$1,491,561

Six Months Ended June 30, 2009
Net interest income after provision for loan losses	$7,752,296	$—	$—	$7,752,296
Noninterest income	3,494,282	16,044,787	(1,608,399)	17,930,670
Noninterest expenses	(7,465,340)	(14,618,380)	240,117	(21,843,603)

Net income before income taxes and noncontrolling interest	$3,781,238	$1,426,407	$(1,368,282)	$3,839,363

Six Months Ended June 30, 2008
Net interest income after provision for loan losses	$7,379,193	$(540,281)	$343,952	$7,182,864
Noninterest income	3,039,013	8,364,651	(1,566,116)	9,837,548
Noninterest expenses	(6,700,260)	(7,400,260)	55,500	(14,045,020)

Net income before income taxes and minority interest	$3,717,946	$424,110	$(1,166,664)	$2,975,392

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets with indefinite lives are recorded at cost and are reviewed at least annually for impairment based on evidence of certain impairment indicators. Intangible assets with identifiable lives are amortized over their estimated useful lives. The intangible assets have a weighted-average useful life of seven years.

Information concerning goodwill and intangible assets is presented in the following table:

	June 30, 2009	December 31, 2008
Amortizable intangible assets	$1,250,000	$1,250,000
Accumulated amortization—intangible assets	(342,259)	(252,973)

Amortizable intangible assets, net	$907,741	$997,027

Goodwill	$775,000	$775,000

Amortization expense for intangible assets totaled $44,643 and $89,286 for each of the three and six month periods, respectively, ending June 30, 2009 and 2008.

Estimated Amortization Expense:
For the remaining months of the year ended 12/31/09	89,286
For the year ended 12/31/10	178,572
For the year ended 12/31/11	178,572
For the year ended 12/31/12	178,572
For the year ended 12/31/13	178,572
Thereafter	104,167

$907,741

NOTE 9. SUBSEQUENT EVENTS

Management has considered events through August 7, 2009, in preparing the June 30, 2009 consolidated financial statements.

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

Earnings Summary

We reported net income of $1,419,592 and $2,479,863 for the three and six months ending June 30, 2009, compared to $927,027 and $1,895,228 for the same period in 2008. This represents an increase of $492,565, or 53.1% for the quarter and $584,635, or 30.8% for the first six months ended June 30, 2009 compared to 2008. Net interest income increased 41.9% or $1,682,180 during the second quarter and 29.5% or $2,343,548 during the first six months of 2009 compared to 2008. Noninterest income totaled $10,086,148 for the second quarter of 2009, an increase of $4,962,337, or 96.8% over the second quarter of 2008. For the first six months of 2009 noninterest income was $17,930,670, an 82.3% or $8,093,122 increase over the same period in 2008. Noninterest expenses totaled $11,778,889, an increase of $4,496,511, or 61.7% for the second quarter of 2009 compared to 2008 and $21,843,603 for the first half of 2009 a 55.5% or $7,798,583, increase over the first half of 2008. Basic and diluted earnings per share of common stock for the second quarter of 2009 were $0.22 and $0.21 compared to $0.19 and $0.18 in 2008. Both basic and diluted earnings per share of common stock for the first six months of 2009 were $0.37 compared to $0.39 and $0.38, respectively, in the first six months of 2008.

Profitability as measured by our annualized return on average assets (ROA) was 0.85% compared to 0.68% for the three months ended and 0.76% compared to 0.72% for the six months ended June 30, 2009 and 2008, respectively. Another measure of our profitability, the annualized return on average equity (ROE) was 9.17% for the second quarter of 2009 compared to 9.73% for the same period in 2008. ROE for the first six months of 2009 was 8.16% compared to 10.10% for the first six months of 2008.

Net Interest Income

Net interest income showed marked improvement in both the second quarter and the first six months of 2009 due to repricing opportunities of both assets and liabilities in a low, but stable, rate environment. Interest rates have remained at a record low since December 2008, which has allowed us to realign our longer term deposits and liabilities costs with that of our assets. Historically, we are an asset sensitive company with the majority of our loan portfolio indexed on the Wall Street Journal Prime Rate and set to move immediately. Our net interest income is negatively impacted when rates decline because repricing of our liabilities lags behind that of our assets. Over the past year, we have renegotiated a large number of relationships in our commercial and mortgage loan portfolio to include rate “floors” which limits how low a rate can go, in spite of how a loan is indexed. In addition, we have repriced deposits as they mature to lower market rates.

In the first six months 2009, the Federal Funds rate that is set by the Federal Reserve Bank’s Federal Open Market Committee was 0.25% compared to the same period in 2008 when it declined 225 basis points from 4.25% to 2.00%. The Wall Street Journal Prime Rate, which generally moves with the Federal Funds rate, has been at 3.25% since mid-December, compared to rates of 7.25% to 5.00% during the first half of 2008. A stable, though lower, rate environment has allowed us to renegotiate the pricing of our interest bearing liabilities and assets to terms which should be more favorable to us in the future when rates begin to rise.

Net interest income was $5,701,238 for the second quarter and $10,290,444 for the first six months 2009. Prior year’s net interest income was $4,019,058 and $7,946,896, respectively, for the second quarter and first six months of 2008. This notable improvement of 41.9% or $1,682,180 and 29.5% or $2,343,548, when comparing the second quarter and first half of 2009 to 2008, is driven primarily by a reduction in liability costs. Total interest expense declined $903,287 in the second quarter of 2009 and $1,925,882 in the first six months when compared to 2008. Total interest income increased $778,893 to $8,416,747 in the second quarter and $417,666 to $15,983,584 in the first six months of 2009 compared to 2008.

Rate/Volume Analysis

The goal of a rate/volume analysis is to compare two or more periods to determine whether the difference between those periods is the result of changes in rate, or volume, or some combination of the two. This is achieved through a “what if” analysis. We calculate what the potential income would have been in the new period if the prior period rate would have remained unchanged, and compare that result to what the potential income would have been in the prior period if the current rates were in effect. Through the analysis of these income potentials, we are able to determine how much of the change between periods is the impact of differing rates and how much is volume driven.

For discussion purposes, our “Rate/Volume Analysis” and “Average Balances, Income and Expenses, Yields and Rates” tables include tax equivalent income on bank owned life insurance (BOLI) that is not in compliance with Generally Accepted Accounting Principals (GAAP). The following table is a reconciliation of our income statement presentation to these tables.

Non-GAAP	3 Months Ended June 30,		6 Months Ended June 30,
	2009	2008	2009	2008
Interest income:
Total interest income	$8,416,747	$7,637,854	$15,983,584	$15,565,918
Bank owned life insurance	64,282	59,896	127,257	119,241
Tax equivalent adjustment (34% tax rate)	33,114	30,855	65,556	61,427

Adjusted income on earning assets	8,514,143	7,728,605	16,176,397	15,746,586

Interest expense:
Total interest expense	2,715,509	3,618,796	5,693,140	7,619,022

Net interest income—adjusted	$5,798,634	$4,109,809	$10,483,257	$8,127,564

Total adjusted income on earning assets for the second quarter of 2009 was $8,514,143, an increase of $785,538 over the same period in 2008. The driver of this increase was interest and fees on loans, which grew $902,245 or 12.2% over 2008. Based on the following table, this quarter over quarter increase was volume driven, with additional income of $1,451,000 that was reduced by 37.8% or $549 thousand due to lower rates. Consumer loans, which includes our loans held for sale, was the largest area of growth and had the greatest impact from rates. Consumer loan growth was in loans held for sale, but the negative impact to rate resulted from our home equity loan products which were tied to Wall Street Journal Prime.

During the first half of 2009 compared to 2008, total adjusted income on earning assets increased $429,811 to $16,176,397 with interest and fees on loans the primary growth source. Potential income from growth of $2,920,000 was reduced 77.4%, or $2,260,000, due to significantly lower rates when comparing periods. As with the second quarter 2009 growth, consumer loans were the primary driver of increased interest and fees with similar amounts of the same loan growth and rate compression in both quarters. Comparison of our earning asset performance for the quarter to that of the first six months indicates a slowing of the impact of the lower rates.

Investment income declined in both the second quarter and first six months of 2009 compared to 2008. In the second quarter of 2008 investment income declined $43,581 or 40.7% and for the first half of 2009 investment income has decreased $98,781 or 43.6% due to both volume and rate reductions. A significant portion of our Federal Agency securities have been called in the past year as market rates fell below the carrying rate on these investments. Securities purchased to replace those called have a much lower yield than the original bond. Interest on federal funds sold and other bank accounts declined a combined total of $42,137 in the second quarter and $62,197 for the first six months of 2009 compared to 2008. Income on restricted equity securities has declined, despite higher average balances, because the Federal Home Loan Bank has modified their stock release policy and declared there would be no dividends in the first half of 2009.

Interest expense for the second quarter of 2009 was $2,715,509, a decrease of $903,287 over the same period in 2008. In spite of the growth in our interest bearing deposit base, we were able to achieve a savings of $851,051 in interest expense when compared to 2008. Growth that would have cost an additional $195 thousand was offset by a rate benefit of $1.0 million. The cost savings due to lower rates is notable in our demand, money market and time deposits and growth is notable in time deposits under $100,000 and regular savings accounts.

For the first six months of 2009 interest expense declined 25.3% of $1,925,882 to $5,693,140 compared to $7,619,022 in 2008. Deposit cost decreased $1,544,330 despite year over year growth of $53,036,005. This growth was primarily in time deposits which increased $51,874,787. The additional potential for expense created by this growth was $968 thousand which was offset by a savings due to lower rates of $1.5 million.

Savings interest cost for the first half of 2009 was $215,361, an increase of $202,245 over our 2008 expense of $13,116. We introduced a new higher cost savings product in 2008 that has produced average year over year growth of $25.0 million.

Our borrowing costs declined 4.4% or $14,814 for the quarter and $258,281 in the first six months of 2009 despite a year over year average increase of $10.0 million, all due to lower rates.

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

	(in thousands)
	For the Three Months Ended June 30, 2009 vs 2008			For the Six Months Ended June 30, 2009 vs 2008
	Interest Increase (Decrease)	Change Attributable to		Interest Increase (Decrease)	Change Attributable to

		Rate	Volume		Rate	Volume
Interest income
Loans:
Commercial	$16	$(177)	$193	$(158)	$(707)	$549
Mortgage	311	70	241	(191)	(518)	327
Consumer	575	(442)	1,017	1,009	(1,035)	2,044

Total loans	902	(549)	1,451	660	(2,260)	2,920

Securities:
Federal agencies	(29)	(8)	(21)	(70)	(17)	(53)
Mortgage-backed	(3)	5	(8)	(4)	13	(17)
Other securities	(12)	(5)	(7)	(25)	(11)	(14)

Total securities	(44)	(8)	(36)	(99)	(15)	(84)

Deposits in other banks	(73)	(44)	(29)	(135)	(122)	(13)
Federal funds sold	(6)	(5)	(1)	(9)	(17)	8
Bank owned life insurance	6	3	3	12	5	7

Total interest income	$785	$(603)	$1,388	$429	$(2,409)	$2,838

Interest expense
Deposits:
Demand	$(39)	(28)	(11)	$(51)	(50)	(1)
Money market	(457)	(435)	(22)	(1,199)	(1,015)	(184)
Savings	102	45	57	202	63	139
Time	(457)	(628)	171	(497)	(1,465)	968

Total deposits	(851)	(1,046)	195	(1,545)	(2,467)	922
Federal funds purchased	(2)	(1)	(1)	(9)	(3)	(6)
Other borrowings	(50)	(137)	87	(372)	(612)	240

Total interest expense	(903)	(1,184)	281	(1,926)	(3,082)	1,156

Net interest income	$1,688	$581	$1,107	$2,355	$673	$1,682

Average Balances, Income and Expenses, Yields and Rates

Our net interest spread on a tax-equivalent basis increased 35 basis points to 2.99% for first half of 2009 when compared to 2.64% for the same period in 2008. Yield on earning assets decreased 97 basis points to 5.27% in 2009 compared to 6.24% for the first six months of 2008, while the cost of interest bearing liabilities decreased 132 basis points to 2.28% from 3.60%, respectively, for the same period.

Bank Owned Life Insurance (BOLI) has been included in interest earning assets. We purchased $6,000,000 in BOLI during the fourth quarter of 2005. The income on BOLI is not subject to Federal Income tax, giving it a tax-effective yield of 5.68% for the first six months of 2009 compared to 5.50% for the same period in 2008.

In July, 2006, we added additional capital through the issuance of $10,000,000 in trust preferred securities. These securities are treated as subordinated debt and have been included in other borrowings. The cost on trust preferred securities decreased to an average of 2.95% from 5.36% in the first half of 2009 compared to 2008.

The following table sets forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and the related income, expense and corresponding weighted average yields and costs.

AVERAGE BALANCES, INCOME AND EXPENSE, YIELDS AND RATES

The following is an analysis of net interest income, on a taxable equivalent basis.

	For Periods Ended June 30,
	2009			2008
	Average Balance	Income/ Expense	Yield Rate(1)	Average Balance (5)	Income/ Expense (5)	Yield Rate(1)
ASSETS
Securities, at amortized cost	$6,299,640	$127,745	4.09%	$10,526,544	$226,526	4.33%
Loans, net	594,716,113	15,812,324	5.36%	480,290,362	15,152,174	6.34%
Federal funds sold	2,642,070	3,259	0.25%	993,684	11,884	2.41%
Dividend-earning restricted equity securities	5,656,204	38,848	1.39%	4,127,325	120,354	5.86%
Deposits in other banks	2,387,280	1,408	0.12%	4,642,015	54,980	2.38%
Bank owned life insurance (2)	6,847,368	192,813	5.68%	6,600,108	180,668	5.50%

Total earning assets	618,548,675	16,176,397	5.27%	507,180,038	15,746,586	6.24%

Less: Allowance for loan losses	(8,269,329)			(4,086,072)
Total nonearning assets	33,825,025			26,676,234

Total assets	$644,104,371			$529,770,200

LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$16,169,369	$31,981	0.40%	$16,439,296	$82,536	1.01%
Regular savings	30,604,921	215,361	1.42%	5,607,991	13,116	0.47%
Money market savings	118,699,228	738,700	1.25%	132,539,173	1,938,107	2.94%
Certificates of deposit
$100,000 and over	97,030,522	1,086,890	2.26%	123,654,399	2,562,796	4.17%
Under $100,000	171,590,694	2,892,039	3.40%	91,298,937	1,912,746	4.21%

Total interest-bearing deposits	434,094,734	4,964,971	2.31%	369,539,796	6,509,301	3.54%
Borrowings	69,567,776	728,169	2.11%	55,592,703	1,109,721	4.01%

Total interest-bearing liabilities	503,662,510	$5,693,140	2.28%	425,132,499	$7,619,022	3.60%
Noninterest-bearing liabilities
Demand deposits	68,856,298			61,454,242
Other noninterest-bearing liabilities	10,183,738			5,464,346

Total liabilities	582,702,546			492,051,087
Stockholders’ equity	61,401,825			37,719,113

Total liabilities and stockholders’ equity	$644,104,371			$529,770,200

Net interest income (2)		$10,483,257			$8,127,564

Interest rate spread (2)(3)			2.99%			2.64%

Net interest margin (2)(4)			3.42%			3.22%

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a $65,556 adjustment for 2009 and a $61,427 adjustment for 2008.
(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.
(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.
(5)	Loans held for sale of $25,670,319 and interim interest income of $754,973 have been reclassified from mortgage banking income to interest income and fees on loans for June 30, 2008 to be consistent with the presentation for June 30, 2009.

Noninterest Income

Total noninterest income was $10,086,148 for the second quarter of 2009, compared to $5,123,811 for the same period in 2008, an increase of $4,962,337, or 96.8%. For the first half of 2009 total noninterest income increased $8,093,122 or 82.3% to $17,930,670 compared to $9,837,548 for the same period in 2008. Mortgage banking revenue growth contributed the majority of this growth in both periods presented.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Mortgage banking income	$8,824,954	$4,017,390	$15,926,075	$8,007,754
Investment and insurance commissions	229,667	409,066	513,672	696,424
Service charges and fees	371,358	335,068	656,827	664,122
Security gains, net	—	7,655	—	10,801
Gain on sale of other real estate, net	14,319	32,378	16,455	32,378
Bank owned life insurance income	64,282	59,896	127,257	119,241
Title company income	106,701	15,146	205,267	53,307
Gain on sale of assets, net	302,269	14,410	302,269	24,410
Other	172,598	232,802	182,848	229,111

	$10,086,148	$5,123,811	$17,930,670	$9,837,548

Gross mortgage banking income from Monarch Mortgage and our wholly owned commercial mortgage banking subsidiary, Monarch Capital, LLC, increased 119.7% in the second quarter and 98.9% first six months of 2009 compared to 2008. The majority of this growth has been in the area of residential mortgages. Through June 30, 2009 our residential mortgage operations have closed 2,404 loans totaling $968.1 million compared to 1,131 closings totaling $304.8 million for the same period in 2008. In terms of both dollar volume and loans our residential mortgage division has exceeded their total production for 2008 of 2,208 loans totaling $577.0 million. The current low mortgage rate environment, coupled with first time home buyer incentives, has contributed to the growth in this area.

Investment and insurance commissions declined $179,399 or 43.9% in the second quarter of 2009 and $182,752 or 26.2% in for first six months of 2009 compared to 2008. Excluding nonrecurring income of $125,000 which is included in both periods presented for 2008, investment and insurance income decreased $54,399 or 19.2% and $57,752 or 10.1% in the second quarter and first half of 2009 compare to 2008 due to lower production and investment balances. On October 1, 2006, we formed a subsidiary called Virginia Asset Group, LLC (VAG), with an investment professional to sell insurance and non-deposit investment products. Through Monarch Investment, LLC, we have a 51% ownership in VAG.

Service charges and fees on deposit accounts increased $36,290 in the second quarter of 2009 but decreased $7,295 in the first six months of 2009 when compared to the same periods in 2008. The primary components of service charges and fees are nonsufficient fund and overdraft fees, and ATM transaction fees. In April 2009 we modified our deposit service fees. In addition, we have an agreement with a third-party vendor to brand ATMs in Food Lion grocery stores in southeast Virginia and northeast North Carolina. In return for supplying the cash for the machines and paying the machines’ cash servicing fees, we receive a portion of the transaction surcharge, and our customers can withdraw cash from the machines without a fee or transaction surcharge. We have 9 ATMs located at our banking center sites. Combined with our third-party vendor relationship, our network includes over 50 active branded ATMs.

There were no security gains or losses in the first half of 2009. There were two security gains in the second quarter of 2008 for a total of three security gains year-to-date recorded on agency bond calls.

Bank Owned Life Insurance (BOLI) is included in the net interest income calculation for yield analysis. We purchased $6.0 million in BOLI during the fourth quarter of 2005. The income from BOLI, which is not subject to tax, increased $4,386 in the second quarter and $8,016 for the first six months of 2009 compared to 2008. The tax-effective income earnings are $97,397 and $192,813 for the second quarter and first half of 2009 compared to $90,752 and $180,668 for the same periods in 2008.

Through Monarch Investment, LLC, we own a 75% interest in a title company, Real Estate Security Agency, LLC (RESA), which is being treated as a consolidated entity for accounting purposes. RESA, which provides title insurance on residential real estate, has benefited from the increased activity in the residential mortgage industry.

In June 2009, we sold two parcels of land on Hanbury Road, attached to our Great Bridge office for a gain of $302,269. We have one vacant parcel of land remaining.

Noninterest Expense

Total noninterest expenses were $11,778,889 for the second quarter and $21,843,603 for the first six months of 2009, an increase of $4,496,511 or 61.7% for the quarter and $7,798,583 or 55.5% year-to-date over the same periods in 2008. Salaries and employee benefits represent an approximate average of 67% of noninterest expense in all periods presented. Our full time equivalents, at the end of first half of 2009 totaled 321, compared to 272 in 2008. The primary source of our salary and benefits growth was in mortgage operations and increased production, as banking segment salaries and benefits are level with 2008. Fifty-five percent of our mortgage employees are paid commissions based on their production levels, which have increased significantly. Secondary increases are attributable to the following factors: 1) an increase in FDIC insurance expense due to notably higher assessment rates and a one-time special assessment to cover the shortage created by failed banks 2) an increase in loan origination expense related to increased production by Monarch Mortgage; 3) growth and inflation-related increases in occupancy expenses; and 4) increase in legal expenses related to loan collection and disposition of other real estate owned.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Salaries and employee benefits	$7,824,816	$4,902,679	$14,965,818	$9,508,101
Occupancy expenses	600,320	557,139	1,174,979	1,047,915
Furniture and equipment expense	312,055	322,801	635,197	620,391
Loan origination expenses	894,825	457,075	1,506,894	924,584
Data processing services	205,691	165,055	413,651	332,430
Telephone	108,253	98,587	206,013	202,675
Stationary and supplies	117,742	86,818	204,460	185,764
Professional fees	155,312	76,459	260,829	166,499
Marketing expense	86,558	103,745	109,578	163,541
FDIC Insurance	575,254	78,610	830,755	136,210
Virginia Franchise Tax	116,113	95,940	212,053	124,224
ATM expense	69,127	57,036	131,497	116,194
Amortization of intangible assets	44,643	44,643	89,286	89,286
Other	668,180	235,791	1,102,593	427,206

	$11,778,889	$7,282,378	$21,843,603	$14,045,020

The following summary identifies, in descending order, noninterest expenses with the most significant quarter-over-quarter increase.

	Increase For the Three Months Ended June 30,		Increase For the Six Months Ended June 30,
	Dollars	Percentage	Dollars	Percentage
Salaries and employee benefits	$2,922,137	59.6%	$5,457,717	57.4%
FDIC Insurance	496,644	631.8%	694,545	509.9%
Loan origination expenses	437,750	95.8%	582,310	63.0%
Occupancy expenses	43,181	7.8%	127,064	12.1%
Professional fees	78,853	103.1%	94,330	56.7%

Income Taxes

Our income tax provision was $699,500 for the second quarter of 2009 compared to $446,600 in the prior year and $1,213,900 for the first six months of 2009 compared to $914,800 in 2008. The effective tax rate for the second quarter of 2009 compared to 2008 was 33.0% and 32.5%, respectively. The effective tax rate for the first half of 2009 was 32.9% compared to 32.6% for the same period in 2008.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Total assets were $666,083,109 at June 30, 2009 when compared to assets of $597,198,402, at December 31, 2008, an 11.5% increase. On an annual basis total assets increased 15.1% at June 30, 2009 when compared to assets of $578,594,188 at June 30, 2008. Total loans as of June 30, 2009 were $515.6 million, an increase of $10.9 million, or 2.2%, from $504.7 million at year-end 2008. On an annual basis total loans increased $28.2 million, or 5.8%, from $487.4 million in June 2008. Loans held for sale were $96.5 million, an increase of $42.1 million from $54.4 million at December 31, 2008, and on an annual basis mortgages held for sale increased $57.0 million from $39.5 million at June 30, 2008 due to increased volume at our mortgage division. Investment securities were $5.8 million at June 30, 2009, down slightly from $6.3 million at year-end 2008. On an annual basis, investments securities decreased $4.4 million, or 43.4% over June 30, 2008. Cash and cash equivalents were $22.5 million, an increase of $13.9 million, or 161.6% from $8.6 million at December 31, 2008.

Total deposits were $526,613,784 at June 30, 2009, an increase of $30,527,989 or 6.2% over December 2008 and $62,087,404 or 13.4% higher than June 30, 2008. Noninterest bearing demand deposits increased $5,082,906 over December 2008 and on an annualized basis $9,051,399 over June 30, 2008. On an annualized basis deposits increased $62.1 million or 13.4%. Interest bearing deposits increased $25,445,083 to $442,636,758 million compared to December 31, 2008. On an annual basis interest bearing deposits increased $53,036,005 million over June 30, 2008. Our interest bearing deposits are comprised of savings accounts, money market accounts and certificates of deposits (CDs).

In 2008 we introduced a multi-tiered savings product that rewards higher balances with a higher rate. With our new product, savings balances began to show significant increases. In June 2008 total savings accounts, at $5.8 million, were roughly 1.5% of our interest bearing deposit total. That number had grown to $20.4 million and 4.9% of interest bearing deposits by December 2008 and is now at $29.5 million and 6.7% of total interest bearing deposits.

Total money market balances were $108.4 million at June 30, 2009, a decline of $20.9 million compared to $129.3 million at December 31, 2008. On an annual basis, money market accounts have declined $21.0 million compared to $129.4 million at June 30, 2008. Although, through runoff, money market accounts have been declining in recent years; analysis of the change from December 2008 to June 2009 and the change from June 2008 to June 2009 indicates the current decline may be more a function of seasonality. In addition, our June 30, 2009 balance is reasonably comparable to September 2008 when we reported money market balances of $110.4 million. Our product remains competitive in the marketplace, especially with high dollar depositors but deposit trends have changed with the current recession. Many depositors who traditionally considered the flexibility of money markets preferable to time deposits appear to have developed a preference for a more restrictive product. In addition, our money market accounts are generally indexed to prime, which has declined to historic low levels making the product less competitive.

Certificates of deposits (CDs) have risen in popularity with the changes noted in money markets, resulting in significant growth in that area. Our regular CD portfolio, which is comprised of CDs with balances of less than $100 thousand, is $186.8 million at June 30, 2009, compared to $104.5 million at June 30, 2008. Approximately, $29.0 million of this $82.3 million increase is attributable to a CD campaign we ran in the fall of 2008. Our Jumbo CDs, which are CDs with balances of $100 thousand or greater, have declined $30.4 million to $101.0 at June 30, 2009 compared to June 30, 2008. This decline was part of our deposit strategy for 2009. In early 2008, we had determined to use larger, out of market CDs that typically cost less than in market CDs, to help buffer some of the effects of the steep decline in rates. With these CDs we could stay shorter on term and react more quickly to market conditions. As these CDs have matured, we have allowed a portion of them to “run off” as we have replaced them with in market CDs.

Stockholders’ equity was $62.4 million at June 30, 2009, compared to $60.0 million at December 31, 2008. Components of the change in stockholders’ equity include net income of $2,479,863, increase in net unrealized gains on available-for-sale securities totaling $8,962, stock based compensation totaling $157,600, exercised stock options totaling $226,999, net of a preferred stock dividend declaration of $369,541.

Asset Quality

We had nonperforming assets totaling $5.1 million at June 30, 2009. Net charge-offs for the second quarter and first half of 2009 were $1.5 million and $1.6 million, respectively. Nonperforming assets at June 30, 2009 totaled $5.1 compared to $8.0 million at December 31, 2008. Nonperforming assets traditionally consist of nonaccrual loans, loans past due 90 days or more and still accruing interest, restructured loans and other real estate owned. All of these loans have been identified as impaired according to Financial Accounting Statement No. 114 “Accounting by Creditors for Impairment of a Loan” and later amended by Financial Accounting Statement No. 118 “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosure”. The majority of our nonperforming assets in December 2008 were related to one secured relationship that has subsequently been reclassified to performing due to a significant infusion of cash by the borrower and provision of an external source of funding to help complete the project funded by the loan. We have provided specific reserves for our nonperforming assets in our allowance for loan loss of $1,193,028 at June 30, 2009 and $4,217,970 at December 31, 2008. We continue to demand a high level of credit quality on new loans.

	June 30, 2009	December 31, 2008
Loans 90 days past due and still accruing	$469,791	$—
Nonaccrual loans	3,819,497	7,506,337
Other Real Estate	801,963	532,932

Total Nonperforming Assets	$5,091,251	$8,039,269

Nonperforming assets to period end assets	0.76%	1.35%

Allowance for Loan Losses

The allowance for loan losses is to provide for losses inherent in the loan portfolio. Our management team is responsible for determining the level of the allowance for loan losses. Among other factors, we consider our historical loss experience on a quarterly basis, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, nonperforming credits, our loan “Watch” list, and national and local economic conditions.

While we believe we have sufficient allowance for our existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future. The allowance for loan losses totaled $9,030,000 and $4,621,000 at June 30, 2009 and June 30, 2008, respectively. The ratio of the allowance for loan losses to total loans outstanding at June 30, 2009 and 2008 was 1.75% and 0.95%, respectively.

During the second quarter and first six months of 2009 we recorded $1,837,597 and $2,538,148 in provision expense, respectively, compared to $368,930 and $764,032 for the same periods in 2008. Gross charge-offs for the quarter were $1,524,009 offset by recoveries of $56,412. For the first half of 2009, gross charge-offs were $1,612,093 and recoveries were $57,945. The table below summarizes the activity in the allowance for loans losses for the three month and six month periods ending June 30, 2009 and 2008.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Balance, beginning of period	$8,660,000	$4,325,000	$8,046,000	$3,976,000
Provisions charged to operations	1,837,597	368,930	2,538,148	764,032
Loans charged-off	(1,524,009)	(99,001)	(1,612,093)	(156,295)
Recoveries	56,412	26,071	57,945	37,263

Balance, end of period	$9,030,000	$4,621,000	$9,030,000	$4,621,000

Total loans outstanding			515,627,252	487,359,596
Ratio of allowance for loan losses to total loans outstanding			1.75%	0.95%

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

Homogenous loans, such as consumer installment, home equity loans, and smaller consumer loans are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogenous pool of loans and are based on the expected net charge-offs from a current trend in delinquencies, losses or historical experience and general economic conditions. Our management believes that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in our loan portfolio at June 30, 2009.

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

We have lines of credit with the Federal Home Loan Bank of Atlanta (FHLB) that can equal up to 30% of our assets. Our primary line of credit (Primary) totaled approximately $89,646,602 with $53,021,297 available at June 30, 2009. This line is currently reduced by $5.0 million, which has been pledged as collateral for public deposits.

In February 2009, we negotiated an additional line of credit with FHLB which is secured by a portion of our loans held for sale (LHFS). We pledge these loans, which have been sold to FHLB approved investors, as collateral. In return, we are allowed to borrow up to 70% of these loans for 120 days. The investor remits the proceeds for the purchased loans directly to FHLB, which then releases the collateral pledged. At June 30, 2009, assets pledged and advances outstanding totaled $43,687,392 and $30,581,172, respectively with no excess line available.

Borrowings outstanding under the combined FHLB lines of credit were $62,206,477 at June 30, 2009 and $27,675,272 at December 31, 2008. We had the following borrowing advances under our Primary line outstanding as of June 30, 2009, with the following final maturities:

Advance Amount	Expiration Date
$10,000,000	September 2009
10,000,000	November 2009
10,000,000	November 2010
1,625,305	September 2015

$31,625,305

The advance maturing September 2009 is from our daily investment account and carries a variable rate that changes daily. The interest rate on June 30, 2009 for this advance was 0.43%.

The advance maturing in November 2009 bears a fixed interest rate of 4.04% and had a one-time conversion feature which expired November 17, 2008.

The advance maturing in 2010 bears a fixed interest rate of 3.97% and had a one-time conversion feature which expired on May 15, 2009.

The advance maturing in 2015 is a principal reducing credit that matures on September 28, 2015. Terms include 39 quarterly principal payments of $25k beginning December 2005, with a final payment of $1,025,500 in September 2015. We are utilizing this advance to match-fund several long term fixed rate loans. The interest rate for this advance is fixed at 4.96%.

Under our LHFS line we had four advances outstanding at June 2009. All four advances mature in October 2009 and are broken down as follows:

Advance Date	Current Balance	Original Balance
June 4, 2009	$3,643,171	$21,455,785
June 11, 2009	$6,854,435	$6,854,435
June 18, 2009	11,759,636	11,759,636
June 25, 2009	8,323,930	8,323,930

	$30,581,172	$48,393,786

In the course of operations, due to fluctuations in loan and deposit levels, we occasionally find it necessary to purchase Federal Funds on a short-term basis. We also have federal funds lines of credit facilities established with four other banks in the total amount of $23,000,000. At June 30, 2009 there were no outstanding balances on these lines. We also have access to the Federal Reserve Bank’s discount window should a liquidity crisis occur.

We have no material commitments or long-term debt for capital expenditures at the report date. The only long-term debt is for funding loans.

Off-Balance Sheet Arrangements

We enter into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions recognized as of June 30, 2009 and December 31, 2008 were a line of credit to secure public funds and commitments to extend credit and standby letters of credit issued to customers. The line of credit to secure public funds was from the Federal Home Loan Bank for $5 million at June 30, 2009 and December 31, 2008.

Commitments to extend credit, which amounted to $228.6 million at June 30, 2009 and $166.3 million at December 31, 2008, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

We did not have any outstanding commitments to purchase securities on June 30, 2009 or December 31, 2008.

Standby letters of credit are conditional commitments we issue guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. We had $6.5 million in outstanding standby letters of credit at June 30, 2009 and $6.1 million at December 31, 2008.

We have twenty-three non-cancelable leases for premises. The original lease terms are from one to eighteen years and have various renewal and option dates.

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

The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the Bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. At June 30, 2009, the amount available was approximately $6.4 million. We are required, through our participation in the Troubled Asset Relief Program Capital Purchase Program to pay a quarterly 5% dividend on our cumulative perpetual preferred stock, series A, to the United States Department of the Treasury. In accordance with our acceptance of funds from the US Treasury, cash dividends on common stock are not permitted without prior approval from the US Department of the Treasury.

Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2009, the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2009, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. The Bank’s actual capital amounts and ratios are also presented in the table as of June 30, 2009 and December 31, 2008.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
	(Dollars in Thousands)
As of June 30, 2009
Total Risk-Based Capital Ratio
Consolidated company	$78,029	13.66%	$45,693	8.00%	N/A	N/A
Bank	$63,114	11.05%	$45,693	8.00%	$57,117	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)

Tier 1 Risk-Based Capital Ratio
Consolidated company	$70,872	12.41%	$22,840	4.00%	N/A	N/A
Bank	$55,958	9.80%	$22,840	4.00%	$34,260	6.00%
(Tier 1 Capital to Risk-Weighted Assets)

Tier 1 Leverage Ratio
Consolidated company	$70,872	10.86%	$26,088	4.00%	N/A	N/A
Bank	$55,958	8.58%	$26,088	4.00%	$32,610	5.00%
(Tier 1 Capital to Average Assets)

As of December 31, 2008
Total Risk-Based Capital Ratio
Consolidated company	$74,241	14.79%	$40,156	8.00%	N/A	N/A
Bank	$59,603	11.87%	$40,156	8.00%	$50,213	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)

Tier 1 Risk-Based Capital Ratio
Consolidated company	$67,941	13.53%	$20,085	4.00%	N/A	N/A
Bank	$53,303	10.62%	$20,085	4.00%	$30,115	6.00%
(Tier 1 Capital to Risk-Weighted Assets)

Tier 1 Leverage Ratio
Consolidated company	$67,941	11.76%	$23,108	4.00%	N/A	N/A
Bank	$53,303	9.22%	$23,108	4.00%	$28,906	5.00%
(Tier 1 Capital to Average Assets)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Impacts of changing interest rates on loans and deposits are reflected in our financial statements. We believe that our mortgage banking operation, Monarch Mortgage, provides somewhat of a natural interest rate hedge, in that we are interest rate sensitive to a downward change in the prime rate for short term periods. When loan interest rates decline, our earnings will be negatively impacted in our banking operation, but the mortgage company’s volume should increase as the demand for refinancing and purchase money mortgages increase. The reverse should occur in a rising interest rate environment.

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

At the Annual Meeting of Shareholders on May 7, 2009, the following items were submitted to the security holders of the Bank:

ITEM 1: Election of Directors. The following persons were elected as directors of the Company to serve a three-year term: Taylor B. Grissom, Elizabeth T. Patterson, and Brad E. Schwartz.

ITEM 2: Executive Compensation. The non-binding vote on executive compensation was approved.

ITEM 3: The ratification of the appointment of Goodman & Company, LLP as the Company’s independent certified public accountants for the year ending December 31, 2009 was approved.

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

Form 8-K filed May 8, 2009 to announce the appointment of principal officers.

Form 8-K filed June 4, 2009 to announce other events.

Form 8-K filed July 20, 2009 to announce the Company’s financial performance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH FINANCIAL HOLDINGS, INC.

/s/ William F. Rountree, Jr.
William F. Rountree, Jr.	Date: August 7, 2009
President & Chief Executive Officer

/s/ Brad E. Schwartz.
Brad E. Schwartz	Date: August 7, 2009
Executive Vice President & Chief Financial Officer