Form 10-Q
period 2009-09-30
Monarch Financial Holdings, Inc.
filed 2009-11-13
CIK 1364856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: September 30, 2009

OR

☐	TRANSITION REPORT UNDER SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52032

MONARCH FINANCIAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	6022	20-4985388
(State of other jurisdiction of Incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

William F. Rountree, Jr.

1101 Executive Blvd.

Chesapeake, Virginia 23320

(757) 389-5112

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” and “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of common stock outstanding as of November 13, 2009 was 5,792,914.

MONARCH FINANCIAL HOLDINGS, INC.

FORM 10-Q

SEPTEMBER 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	Unaudited
	September 30, 2009	December 31, 2008
ASSETS:
Cash and due from banks	$14,003,900	$8,418,341
Interest bearing bank balances	4,406,911	111,634
Federal funds sold	7,748,985	66,367

Total cash and cash equivalents	26,159,796	8,596,342

Investment securities held-to-maturity, at cost	500,000	500,000
Investment securities available-for-sale, at fair value	5,762,087	5,846,917
Loans held for sale	71,232,195	54,369,215

Loans, net of unearned income	522,333,696	504,712,083
Less: allowance for loan losses	(9,550,000)	(8,046,000)

Loans, net	512,783,696	496,666,083

Property and equipment, net	8,252,514	8,386,430
Restricted equity securities	7,016,750	3,575,450
Bank owned life insurance	6,980,571	6,787,699
Goodwill	775,000	775,000
Intangible assets	863,098	997,027
Other assets	11,448,756	10,698,239

Total assets	$651,774,463	$597,198,402

LIABILITIES:
Deposits:
Demand deposits - non-interest bearing	$84,389,135	$78,894,120
Demand deposits - interest bearing	19,171,335	15,363,332
Savings deposits	27,684,407	20,443,846
Money market deposits	139,115,176	129,287,002
Time deposits	269,731,556	252,097,495

Total deposits	540,091,609	496,085,795

Borrowings:
Trust preferred subordinated debt	10,000,000	10,000,000
Federal Home Loan Bank advances	33,081,780	27,675,272
Federal funds purchased	—	385,000

Total borrowings	43,081,780	38,060,272

Other liabilities	5,452,356	3,163,645

Total liabilities	588,625,745	537,309,712

STOCKHOLDERS’ EQUITY:
Preferred stock, $5 par value, 1,985,300 shares authorized, none issued	—	—
Cumulative perpetual preferred stock, series A, $1,000 par value, 14,700 shares issued and outstanding	14,510,815	14,481,383
Common stock, $5 par value, 20,000,000 shares authorized, issued and outstanding 5,792,914 and 5,735,007 shares, respectively	28,964,570	28,675,035
Additional paid-in capital	8,229,998	8,065,602
Retained earnings	11,603,364	8,528,094
Accumulated other comprehensive (loss) income	(263,138)	27,302

Total Monarch Financial Holdings, Inc. stockholders’ equity	63,045,609	59,777,416
Noncontrolling interest	103,109	111,274

Total equity	63,148,718	59,888,690

Total liabilities and stockholders’ equity	$651,774,463	$597,198,402

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	3 Months Ended September 30,		9 Months Ended September 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$7,960,150	$7,670,563	$23,772,474	$22,822,737
Interest on investment securities	53,794	141,123	181,539	367,649
Interest on federal funds sold	6,728	5,560	9,987	17,444
Dividends on equity securities	41,705	41,852	80,553	162,206
Interest on other bank accounts	494	10,060	1,902	65,040

Total interest income	8,062,871	7,869,158	24,046,455	23,435,076

Interest expense:
Interest on deposits	2,184,747	2,962,457	7,149,718	9,471,758
Interest on trust preferred subordinated debt	56,158	112,460	205,216	384,789
Interest on borrowings	285,887	435,059	864,998	1,272,451

Total interest expense	2,526,792	3,509,976	8,219,932	11,128,998

Net interest income	5,536,079	4,359,182	15,826,523	12,306,078
Provision for loan losses	1,546,788	480,581	4,084,936	1,244,613

Net interest income after provision for loan losses	3,989,291	3,878,601	11,741,587	11,061,465

Non-interest income:
Mortgage banking income	7,975,961	3,988,190	23,902,036	11,995,944
Investment and insurance commissions	163,761	294,671	677,433	991,095
Service charges and fees	395,981	357,395	1,052,808	1,021,517
Security gains, net	—	—	—	10,801
Gain (loss) on sale of assets, net	—	—	302,269	24,410
Other	227,653	173,174	591,746	607,211

Total noninterest income	8,763,356	4,813,430	26,526,292	14,650,978

Non-interest expenses:
Salaries and employee benefits	7,389,031	4,714,837	22,354,849	14,222,938
Occupancy expenses	642,842	545,350	1,817,821	1,593,265
Furniture and equipment expenses	340,101	330,712	975,298	951,103
Loan expense	1,033,829	386,727	2,540,723	1,311,311
Data processing	186,930	156,888	600,581	489,318
FDIC insurance	255,000	75,000	1,085,755	211,210
Other	1,109,730	1,204,411	3,258,305	2,679,800

Total noninterest expenses	10,957,463	7,413,925	32,633,332	21,458,945

Income before income taxes	1,795,184	1,278,106	5,634,547	4,253,498
Income tax expense	(619,870)	(412,700)	(1,833,770)	(1,327,500)

Net income	1,175,314	865,406	3,800,777	2,925,998
Less: Net income attributable to noncontrolling interests	(22,532)	(93,073)	(168,132)	(258,437)

Net income attributable to Monarch Financial Holdings, Inc.	$1,152,782	$772,333	$3,632,645	$2,667,561
Preferred stock dividend and accretion of discount	(197,766)	—	(586,807)	—

Net income available to common stockholders	$955,016	$772,333	$3,045,838	$2,667,561

Basic net income per share	$0.17	$0.14	$0.54	$0.52
Diluted net income per share	$0.17	$0.14	$0.53	$0.51

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (Continued)

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Series A Perpetual Preferred Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balance - December 31, 2007	4,827,505	$24,137,525	$5,008,121	$7,419,711	$—	$(16,861)	$57,702	$36,606,198
Comprehensive income:
Net income for nine months ended September 30, 2008				2,667,561			258,437	2,925,998
Unrealized gain (loss) on securities available-for-sale, net of reclassification adjustment and income taxes						(29,835)		(29,835)

Total comprehensive income								2,896,163

Stock-based compensation expense	69,060	345,300	(109,940)					235,360
Stock options exercised	17,905	89,525	15,329					104,854
Private capital offering net of issuance costs	774,110	3,870,550	2,896,956					6,767,506
Distributions to noncontrolling interests							(206,390)	(206,390)

Balance - September 30, 2008	5,688,580	$28,442,900	$7,810,466	$10,087,272	$—	$(46,696)	$109,749	$46,403,691

Balance - December 31, 2008	5,735,007	$28,675,035	$8,065,602	$8,528,094	$14,481,383	$27,302	$111,274	$59,888,690
Comprehensive income:
Net income for nine months ended September 30, 2009				3,632,645			168,132	3,800,777
Unrealized loss on interest rate swap						(319,473)		(319,473)
Unrealized gain (loss) on securities available-for-sale, net of reclassification adjustment and income taxes						29,033		29,033
Total comprehensive income								3,510,337
Stock-based compensation expense, net of forfeitures	(3,200)	(16,000)	227,364					211,364
Stock options exercised	61,107	305,535	(33,536)					271,999
Accretion of discount on cumulative perpetual preferred warrants			(29,432)		29,432			—
Cash dividend declared on cumulative perpetual preferred stock (5%)				(557,375)				(557,375)
Distributions to noncontrolling interests							(176,297)	(176,297)

Balance - September 30, 2009	5,792,914	$28,964,570	$8,229,998	$11,603,364	$14,510,815	$(263,138)	$103,109	$63,148,718

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (Continued)

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	9 Months Ended September 30,
	2009	2008
Operating activities:
Net income attributable to Monarch Financial Holdings, Inc.	$3,632,645	$2,667,561
Adjustments to reconcile to net cash from operating activities:
Provision for loan losses	4,084,936	1,244,613
Depreciation	742,335	712,147
Accretion of discounts and amortization of premiums, net	9,878	(23,784)
Deferral of loan costs, net of deferred fees	(33,185)	(176,497)
Amortization of intangible assets	133,929	133,929
Stock-based compensation	211,364	235,360
Net income attributable to noncontrolling interests	168,132	258,437
Appreciation of bank-owned life insurance	(192,872)	(180,361)
Income from rate lock commitments	934,796	478,635
Net gain on disposition of investment securities	—	(10,801)
Net gain on sale of assets	(302,269)	(24,443)
Net (gain) loss on sale of other real estate	(111,366)	1,586
Amortization of deferred gain	(122,589)	(122,589)
Changes in:
Loans held for sale	(16,862,980)	(17,602,473)
Interest receivable	(60,611)	195,102
Other assets	607,552	(3,421,894)
Other liabilities	2,016,285	118,794

Net cash from operating activities	(5,144,020)	(15,516,678)

Investing activities:
Purchases of available-for-sale securities	(1,512,250)	(12,461,254)
Proceeds from maturities and calls of held-to-maturity securities	—	21,600,000
Proceeds from sales and maturities of available-for-sale securities	1,631,191	4,020,050
Proceeds from sale of other real estate	1,267,456	968,531
Loan originations, net of principal repayments	(23,270,395)	(82,364,097)
Purchases of premises and equipment	(608,419)	(1,243,097)
(Purchase) sale of restricted equity securities, net of redemptions	(3,441,300)	1,090,950

Net cash from investing activities	(25,933,717)	(68,388,917)

Financing activities:
Net increase in noninterest-bearing deposits	5,495,015	7,300,369
Net increase in interest-bearing deposits	38,510,799	101,699,429
Cash dividends paid on preferred stock	(481,833)	—
Net increase (decrease) of FHLB advances and federal funds purchased	5,021,508	(27,040,945)
Distributions to noncontrolling interests	(176,297)	(206,390)
Proceeds from issuance of common stock, net of issuance costs	271,999	6,842,863

Net cash from financing activities	48,641,191	88,595,326

CHANGE IN CASH AND CASH EQUIVALENTS	17,563,454	4,689,731
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8,596,342	9,464,550

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,159,796	$14,154,281

SUPPLEMENTAL SCHEDULES AND CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and other borrowings	$7,792,214	$7,810,654
Income taxes	$3,250,000	$2,242,000
Loans transferred to foreclosed real estate during the year	$1,700,158	$1,339,193
Loans to facilitate sale of real estate	$1,777,500	$—

The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly Monarch Financial Holdings, Inc.’s financial position as of September 30, 2009; the consolidated statements of income for the three and nine months ended September 30, 2009 and 2008; the consolidated statements of changes in shareholders’ equity for the nine months ended September 30, 2009 and 2008; and the consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008. These financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. The financial statements include the accounts of Monarch Financial Holdings, Inc. and its subsidiaries, and all significant intercompany accounts and transactions have been eliminated. Operating results for the three and nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. Certain prior year amounts have been reclassified to conform to current year presentations.

Recent Issued Accounting Standards

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value. This update provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available. In such circumstances a reporting entity is required to measure fair value using one or more of the following techniques: (1) A valuation technique that uses: (a) the quoted price of the identical liability when traded as an asset; or (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of Topic 820 such as an income approach or a market approach. The guidance in this update will be effective for the quarter beginning October 1, 2009 and is not expected to have a material impact on our financial condition or results of operations.

In June 2009, the FASB issued guidance that establishes the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB for nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also included in the Codification as sources of authoritative U.S. GAAP for SEC registrants. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. Following this effective date, instead of issuing new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts, the FASB issues Accounting Standards Updates, which serves only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. We started following the guidelines in the Codification effective July 1, 2009.

In May 2009, the FASB issued guidance (ASC 855) that establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, it sets forth: a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted the subsequent event guidance in the quarter ended June 30, 2009, which did not have a material impact on our financial condition or results of operations.

On April 9, 2009, FASB issued the following application guidance to enhance disclosures regarding fair value measurements and impairments of securities:

1. The first guidance relates to interim disclosures about fair value of financial instruments (ASC 825-10-50), which requires an entity to provide quantitative and qualitative disclosures about fair value of any financial instruments for interim reporting periods as well as in annual financial statements. Prior to issuing this guidance, fair values for these assets and liabilities were only disclosed annually. We adopted the interim fair value disclosure guidance in the quarter ended June 30, 2009, and the adoption did not have a material impact on our financial condition or results of operations. See Note 4 for further information.

2. The second guidance relates to recognition and presentation of other-than-temporary impairments (ASC 320-10-35), which is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and non-credit components of impaired debt securities that are not expected to be sold. Further, it replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. It also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. We adopted ASC 320-10-35 for the quarter ended June 30, 2009, and the adoption did not have a material impact on our financial condition or results of operations. See Note 4 for further information.

3. The third guidance relates to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly (ASC 820-10-35-15A). It reaffirms the objective of fair value measurement – to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. It also requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. Adoption of this guidance did not have a material impact on our financial condition or results of operations.

In June 2008, the FASB issued guidance (ASC 260) addressing whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method (ASC 260-45-60). The guidance is effective for periods beginning after December 15, 2008, and did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standard (SFAS) 166, “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No. 140,” to improve the relevance, faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This guidance is effective for periods beginning after November 15, 2009, and is not expected to have a material effect on our consolidated financial statements.

In April 2009, the FASB issued guidance (ASC 805) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the implementation of this guidance to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued guidance (ASC 810) which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This guidance also establishes expanded disclosure requirements that clearly identify and distinguish between the interest of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. Effective for fiscal years beginning after December 15, 2008, this guidance has not had a material impact on our financial condition and results of operations.

In March 2008, the FASB issued guidance (ASC 815) which requires enhanced disclosures about derivative instruments and hedged items that are accounted for under (ASC 815) and related interpretations. This guidance was effective for periods beginning after November 15, 2008, with early adoption permitted. The expanded disclosure requirements for derivatives and hedged items and has not had a material impact on our consolidated financial position and results of operations.

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

In January 2003, Monarch Investment, LLC, purchased a noncontrolling interest in Bankers Insurance, LLC, in a joint venture with the Virginia Bankers Association and many other community banks. Bankers Insurance, LLC, is a full service property/casualty and life/health agency that ranks as one of the largest agencies in Virginia. Bankers Insurance, LLC, provides insurance to our customers and to the general public.

In February 2004, we formed Monarch Capital, LLC, for the purpose of engaging in the commercial real estate brokerage business. We own a 100% interest in Monarch Capital, LLC.

In September 2006, Monarch Investment, LLC, formed a subsidiary titled Virginia Asset Group, LLC (VAG). VAG was owned 51% by Monarch Investment, LLC, and 49% by a minority shareholder. In August 2009, Monarch Investment, LLC, sold its 51% ownership in VAG to the minority shareholder and began providing non-deposit investment services under the name of Monarch Investments.

In May 2007, we expanded banking operations into northeastern North Carolina with the opening of a full service banking office in the town of Kitty Hawk, under the name of OBX Bank (OBX). OBX, which operates as our division, is led by a local management team and a local advisory board of directors.

In June 2007, we announced the expansion of our mortgage operations through the acquisition of a team of experienced mortgage bankers, and our mortgage division changed its name from Monarch Home Funding to Monarch Mortgage (MM). MM originates and sells conventional, FHA, VA and VHDA residential loans and offers additional mortgage products such as construction-permanent loans for Monarch Bank’s loan portfolio. Their primary office is in Virginia Beach with additional offices in Chesapeake, Norfolk, Suffolk and Fredericksburg, Virginia, Rockville, Waldorf, Crofton, Bowie, Gaithersburg and Greenbelt, Maryland and Kitty Hawk, Wilmington and Charlotte, North Carolina, and Greenwood, South Carolina.

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

	3 months ended September 30,		9 months ended September 30,
	2009	2008	2009	2008
Net income (numerator, basic and diluted)	$1,152,782	$772,333	$3,632,645	$2,667,561
Less: cumulative perpetual preferred dividend and accretion	(197,766)	—	(586,807)	—

Net income (numerator, basic and diluted)	955,016	772,333	3,045,838	2,667,561
Weighted average shares outstanding (denominator)	5,671,083	5,561,773	5,650,780	5,088,633

Income per common share - basic	$0.17	$0.14	$0.54	$0.52

Weighted average shares - diluted (denominator)	5,741,274	5,690,731	5,704,082	5,250,089

Income per common share - diluted	$0.17	$0.14	$0.53	$0.51

Dilutive effect- average number of shares	70,191	128,958	53,302	161,456

NOTE 4. FAIR VALUE ACCOUNTING

Fair Value Hierarchy and Fair Value Measurement

We group our assets and liabilities that are recorded at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•

Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

•

Level 2 – Valuations based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-based valuations for which all significant assumptions are observable or can be corroborated by observable market data.

•

Level 3 – Valuations based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Valuations are determined using pricing models and discounted cash flow models and include management judgment and estimation which may be significant.

The methods we use to determine fair value on an instrument specific basis are detailed in the section titled “Valuation Methods” below.

The following table presents our assets and liabilities related to continuing operations, which are measured at fair value on a recurring basis for each of the fair value hierarchy levels, as of September 30, 2009 and December 31, 2008:

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at September 30, 2009
Investment securities - available for sale	$5,762,087	$—	$5,762,087	$—
Rate lock commitments, net	934,796	—	—	934,796

Total Assets	$6,696,883	$—	$5,762,087	$934,796

Derivative financial liability	$319,473		$319,473

Assets at December 31, 2008
Investment securities - available for sale	$5,846,917	$—	$5,846,917	$—
Rate lock commitments, net	645,484	—	—	645,484

Total Assets	$6,492,401	$—	$5,846,917	$645,484

Derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 marker inputs, reflecting market expectations of future interest rates as of the measurement date. Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction. Valuation adjustments may be made to reflect both our credit risk and the counterparties’ credit quality in determining the fair value of the derivative. Level 2 inputs for the valuations are limited to observable market prices for London Interbank Offered Rate (LIBOR) observable market prices for LIBOR swap rates, and three month LIBOR basis spreads at commonly quoted intervals. Our derivative financial liability consists of an interest rate swap that qualifies as a cash flow hedge which had an unrealized loss of $319,473 at September 30, 2009 and $0 at December 30, 2008.

The changes in rate lock commitments (Level 3 assets) measured at fair value on a recurring basis are summarized below as:

	2009	2008
Balance, January 1	$645,484	$132,138
Issuances and settlements, net	(645,484)	(132,138)
Income ( loss)	934,796	478,635

Balance, September 30	$934,796	$478,635

Balance, July 1	$864,664	$392,474
Issuances and settlements, net	(864,664)	(392,474)
Income ( loss)	934,796	478,635

Balance, September 30	$934,796	$478,635

The following table provides quantitative disclosures about the fair value measurements of our assets related to continuing operations which are measured at fair value on a nonrecurring basis as of September 30, 2009 and 2008:

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2009
Real estate owned	$1,077,000	$—	$—	$1,077,000
Loans held for sale	71,232,195	—	71,232,195	—
At December 31, 2008
Real estate owned	$532,932	$—	$—	$532,932
Loans held for sale	54,369,215	—	54,369,215	—

For the three and nine months ended September 30, 2009, the gain of real estate owned totaled $94,911 and $111,366, respectively. For the three months ended September 30, 2008, the loss on real estate owned totaled $33,964 and for the nine months ended September 30, 2008, the loss on real estate owned was $1,586. These amounts are recorded within other noninterest income for the periods indicated.

At the time a loan secured by real estate becomes real estate owned we record the property at the lower of its carrying amount or fair value. Upon foreclosure and through liquidation, we evaluate the property’s fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. We recorded a loss in the three and nine months ended September 30, 2009, of $24,750 due to valuation adjustments on real estate owned in our consolidated statements of income. We recorded a loss in the three and nine months ended September 30, 2008 of $64,941 and 73,419, respectively, due to valuation adjustments.

Fair Value Option for Financial Assets and Financial Liabilities

Under GAAP, we may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. After the initial adoption, the election is made at the acquisition of an eligible financial asset, financial liability, or firm commitment or when certain specified reconsideration events occur. The fair value election may not be revoked once an election is made.

Additionally, the transition provisions permit a one-time election for existing positions at the adoption date with a cumulative-effect adjustment included in opening retained earnings and future changes in fair value reported in earnings.

At September 30, 2009, we have not elected to implement fair value accounting for any balance sheet items not already requiring such accounting.

Fair Value of Financial Instruments

The following table presents the carrying amounts and fair value of our financial instruments at September 30, 2009 and December 31, 2008. GAAP defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than through a forced or liquidation sale for purposes of this disclosure. The carrying amounts in the table are included in the balance sheet under the indicated captions.

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$26,159,796	$26,159,796	$8,596,342	$8,596,342
Investment securities	6,262,087	6,264,172	6,346,917	6,365,177
Mortgage loans held for sale	71,232,195	71,232,195	54,369,215	54,369,215
Loans (net)	512,783,696	532,727,893	496,666,083	520,023,836
Accrued interest receivable	1,663,273	1,663,273	1,602,662	1,602,662
Restricted equity securities	7,016,750	7,016,750	3,575,450	3,575,450

Financial Liabilities
Deposit liabilities	$540,091,609	$538,563,961	$496,085,795	$496,213,772
Total borrowings	43,081,780	42,866,489	38,060,272	37,249,427
Accrued interest payable	225,683	225,683	202,035	202,035

The following notes summarize the significant assumptions used in estimating the fair value of financial instruments:

Short-term financial instruments are valued at their carrying amounts included in the Bank’s balance sheet, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments. This approach applies to cash and cash equivalents and overnight borrowings.

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

NOTE 5. COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The only component of other comprehensive income consists of unrealized gains and losses on available-for-sale securities. The following is a detail of comprehensive income for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net Income	$1,175,314	$865,406	$3,800,777	$2,925,998
Change in unrealized gains (losses) on securities available-for-sale, net of tax expense	20,071	(29,598)	29,033	(29,835)

Total comprehensive income	1,195,385	835,808	3,829,810	2,896,163
Less: Comprehensive income attributable to noncontrolling interests	(22,532)	(93,073)	(168,132)	(258,437)

Comprehensive income attributable to Monarch Financial Holdings, Inc.	$1,172,853	$742,735	$3,661,678	$2,637,726

Unrealized holding (losses) gains during the period	$30,411	$(44,845)	$43,989	$(45,205)

Total other comprehensive (loss) gain before income tax expense	30,411	(44,845)	43,989	(45,205)
Income tax benefit (expense)	(10,340)	15,247	(14,956)	15,370

Net unrealized (losses) gains	$20,071	$(29,598)	$29,033	$(29,835)

NOTE 6. STOCK-BASED COMPENSATION

As of September 30, 2009, we have a stock-based compensation plan. Prior to January 1, 2006, we accounted for our plan using the recognition and measurement principles under previously existing standards which did not call for stock-based employee compensation cost to be reflected in net income because the options granted under the plan had an exercise price equal to the fair value of the underlying common stock on the date of the grant. On January 1, 2006, we adopted ASC 718, (formerly Statement No. 123R “Share-Based Payment”) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This accounting treatment eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income.

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

NOTE 7. SEGMENT REPORTING

Reportable segments include community banking and mortgage banking services. Community banking involves making loans to and generating deposits from individuals and businesses in the markets where we have offices. Mortgage banking originates residential loans and subsequently sells them to investors. Our mortgage banking segment is a strategic business unit that offers different products and services. It is managed separately because the segment appeals to different markets and, accordingly, requires different technology and marketing strategies. The segment’s most significant revenue and expense is non-interest income and non-interest expense, respectively. We do not have other reportable operating segments. (The accounting policies of the segment are the same as those described in the summary of significant accounting policies.) The assets and liabilities and operating results of our other wholly owned subsidiary, Monarch Capital, LLC, is included in the mortgage banking segment. Monarch Capital, LLC, provides commercial mortgage brokerage services.

Segment information for the three and nine months ended September 30, 2009 and 2008 is shown in the following table.

Selected Financial Information

	Commercial and Other Banking	Mortgage Banking Operations	Intersegment Eliminations	Total
Three Months Ended September 30, 2009
Net interest income after provision for loan losses	$3,888,451	$100,840	$—	$3,989,291
Noninterest income	1,334,627	8,036,855	(608,126)	8,763,356
Noninterest expenses	(3,439,112)	(7,787,846)	269,495	(10,957,463)

Net income before income taxes and noncontrolling interest	$1,783,966	$349,849	$(338,631)	$1,795,184

Three Months Ended September 30, 2008
Net interest income after provision for loan losses	$3,912,676	$(270,093)	$236,018	$3,878,601
Noninterest income	747,967	4,517,197	(451,734)	4,813,430
Noninterest expenses	(3,475,483)	(3,776,200)	(162,242)	(7,413,925)

Net income before income taxes and noncontrolling interest	$1,185,160	$470,904	$(377,958)	$1,278,106

Nine Months Ended September 30, 2009
Net interest income after provision for loan losses	$11,640,747	$100,840	$—	$11,741,587
Noninterest income	4,661,175	24,081,642	(2,216,525)	26,526,292
Noninterest expenses	(10,736,718)	(22,406,226)	509,612	(32,633,332)

Net income before income taxes and noncontrolling interest	$5,565,204	$1,776,256	$(1,706,913)	$5,634,547

Nine Months Ended September 30, 2008
Net interest income after provision for loan losses	$11,291,869	$(810,374)	$579,970	$11,061,465
Noninterest income	3,032,007	13,636,821	(2,017,850)	14,650,978
Noninterest expenses	(10,175,743)	(11,176,460)	(106,742)	(21,458,945)

Net income before income taxes and noncontrolling interest	$4,148,133	$1,649,987	$(1,544,622)	$4,253,498

Segment Assets
September 30, 2009	$653,545,436	$97,697,312	$(99,468,285)	$651,774,463
September 30, 2008	$595,365,222	$40,186,681	$(40,717,126)	$594,834,777

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets with indefinite lives are recorded at cost and are reviewed at least annually for impairment based on evidence of certain impairment indicators. Intangible assets with identifiable lives are amortized over their estimated useful lives. The intangible assets have a weighted-average useful life of seven years.

Information concerning goodwill and intangible assets is presented in the following table:

	September 30, 2009	December 31, 2008
Amortizable intangible assets	$1,250,000	$1,250,000
Accumulated amortization - intangible assets	(386,902)	(252,973)

Amortizable intangible assets, net	$863,098	$997,027

Goodwill	$775,000	$775,000

Amortization expense for intangible assets totaled $44,643 and $133,929 for each of the three and nine month periods, respectively, ending September 30, 2009 and 2008.

Estimated Amortization Expense:
For the remaining months of the year ended 12/31/09	44,643
For the year ended 12/31/10	178,572
For the year ended 12/31/11	178,572
For the year ended 12/31/12	178,572
For the year ended 12/31/13	178,572
Thereafter	104,167

$863,098

NOTE 9. PUBLIC OFFERING OF PREFERRED STOCK

On October 14, 2009, we filed a preliminary Form S-1 Registration Statement with the Securities and Exchange Commission to register 650,000 shares of Series B Noncumulative Convertible Perpetual Preferred Stock at $25.00 per share with a dividend rate to be determined. Estimated proceeds and costs are as follows:

	Per Share	Total
Price to public	$25.00	$16,250,000
Underwriting discount (1)	$1.50	$943,750
Proceeds, before expenses, to us (1)	$23.50	$15,306,250

(1)	Scott & Stringfellow has agreed that the underwriting discount will be $0.875 per share for shares purchased by our directors, executive officers and others. The total underwriting discount and commissions and total proceeds assume the purchase up to 50,000 shares by such persons.

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

We entered into an interest rate swap agreement with PNC Bank (PNC) of Pittsburgh, PA on July 29, 2009, for our $10 million Trust preferred borrowing, which carries a floating interest rate of 90 day London Interbank Offered Rate (LIBOR) plus 160 basis points. The terms of this hedge allows us to mitigate our exposure to interest-rate fluctuations by swapping our floating rate obligation for a fixed rate obligation. The notional amount of the swap agreement is $10 million, and has an expiration date of September 30, 2014. Under the terms of our agreement, at the end of each quarter we will swap our floating rate for a fixed rate of 3.26%. Including the additional 160 basis points, the effective fixed rate of interest cost will be 4.86% on our $10 million Trust Preferred borrowing for five years.

The fixed-rate payment feature of this swap is structured to mirror the provisions of the hedged borrowing agreement. This swap qualifies as a cash flow hedge and the underlying liability is carried at fair value in other liabilities, with the changes in fair value of the instrument included in Stockholders’ Equity in accumulated other comprehensive income.

Our credit exposure, if any, on the interest rate swap is limited to the net favorable value (net of any collateral pledged) and interest payments of the swap by the counterparty. Conversely, when an interest rate swap is in a liability position we are required to post collateral to PNC which is evaluated monthly and adjusted based on the fair value of the hedge on the last day of the month. The fair value of this swap instrument was a liability of $319 thousand at September 30, 2009 for which our collateral requirement on September 30, 2009, was $350 thousand.

NOTE 11. SUBSEQUENT EVENTS

Management has considered events through November 13, 2009 in preparing the September 30, 2009 consolidated financial statements.

ITEM 2.

MONARCH FINANCIAL HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The purpose of this discussion is to focus on important factors affecting our financial condition and results of operations. The discussion and analysis should be read in conjunction with the Consolidated Financial Statements and supplemental financial data.

We generate a significant amount of our income from the net interest income earned by Monarch Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates thereon. Monarch Bank’s cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on non-accrual loans and the amount of additions to the allowance for loan losses.

We also generate income from non-interest sources. Non-interest income sources include bank related service charges, fee income from residential and commercial mortgage sales, fee income from the sale of investment and insurance services, income from bank owned life insurance (“BOLI”) policies, as well as gains or losses from the sale of investment securities.

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

Net Income

Net income for the third quarter of 2009 was $1,153 thousand, compared to $772 thousand for the same period in 2008. This represents a $380 thousand, or 49.3% increase, quarter over quarter. Basic and diluted earnings per share for the third quarter of 2009 were $0.17 compared to $0.14 for the third quarter of 2008.

We reported year-to-date net income of $3.6 million for the first nine months of 2009 compared to $2.7 million for the same period in 2008, an increase of 36.2% or $965 thousand. Basic earnings per share were $0.54 compared to $0.52 and diluted earnings per share were $0.53 compared to $0.51, respectively.

Two important and commonly used measures of profitability are return on assets (net income as a percentage of average total assets) and return on equity (net income as a percentage of average shareholders’ equity). Our annualized return on assets was 0.74% compared to 0.53%, and 0.75% compared to 0.65%, for the three months and nine months periods ended September 30, 2009 and 2008, respectively. Our annualized return on equity for the third quarter of 2009 was 7.25% compared to 6.67% in 2008 and 7.84% for the first nine month of 2009 compared to 8.79% in 2008.

The improvements, quarter over quarter and year over year, in net income were due to growth in both net interest income and non-interest income. The impact of this growth was partially offset by slower growth in non-interest expense and a greater provision for loan losses expense.

Net interest income increased $1.2 million and non-interest income increased $3.9 million in the third quarter of 2009, compared to 2008. For the first nine months of 2009 compared to 2008, net interest income increased $3.5 million and non-interest income increased $11.9 million. Lower interest costs associated with our deposits is a primary contributor to the improvement in net interest income and increased production from our mortgage division is the source of the increase in non-interest income.

Non-interest expense increased $3.5 million for the quarter and $11.2 million for the first nine months of 2009 compare to the same periods in 2008. The areas of greatest non-interest expense growth were salaries and benefits, loan origination expense, and FDIC insurance expense. Our provision for loan losses increased $1.1 million for the quarter and $2.8 million for the nine month period ended September 30, 2009 compared to 2008. This growth was due to higher loss experience and an increase in watch-list loans.

Net Interest Income

Net interest income, a significant source of our revenue, is the excess of interest income over interest expense. Net interest income is influenced by a number of factors, including the volume of interest-earning assets and interest bearing liabilities, the mix of interest-earning assets and interest bearing liabilities, the interest rates earned on earning assets, and the interest rates paid to obtain funding to support the assets. For analytical purposes, net interest income is adjusted to a taxable equivalent basis to recognize the income tax savings on tax-exempt assets, such as bank owned life insurance (“BOLI”) and state and municipal securities. A tax rate of 34% was used in adjusting interest on BOLI, tax-exempt securities and loans to a fully taxable equivalent basis. The difference between rates earned on interest-earning assets (with an adjustment made to tax-exempt income to provide comparability with taxable income, i.e. the “FTE” adjustment) and the cost of the supporting funds is measured by net interest margin.

Net interest income showed marked improvement in both the third quarter and the first nine months of 2009 due to repricing opportunities of both assets and liabilities in a low, but stable, rate environment. Interest rates have remained at a record low since December 2008, which has allowed us to realign our longer term liability costs with that of our assets. Historically, we are an asset sensitive company with the majority of our loan portfolio indexed to the Wall Street Journal Prime Rate and set to re-price quickly. Our net interest income is negatively impacted when rates decline because repricing of our liabilities lags behind that of our assets. Over the past year, we have renegotiated the majority of our commercial and mortgage loans to include rate “floors” which limits how low a rate can go, despite of how a loan is indexed. In addition, we have repriced deposits as they mature to lower market rates.

The federal funds rate that is set by the Federal Reserve Bank’s Federal Open Market Committee was 0.25% in the third quarter of 2009 compared to 2.00% for the same period in 2008. For comparable periods, the Wall Street Journal Prime Rate (“WSJ”), which generally moves with the federal funds rate, was 3.25% compared to 5.00%. A stable, though lower, rate environment has allowed us to renegotiate the pricing of our interest bearing liabilities and assets to terms which should be more favorable to us in the future when rates begin to rise.

Net interest income was $5.5 million for the third quarter and $15.8 million for the first nine months of 2009. Prior year’s net interest income was $4.4 million and $12.3 million, respectively, for the third quarter and first nine months of 2008. Despite a 300bp decline in our primary pricing index, interest income increased $194 thousand for the quarter and $611 thousand for the first nine months of 2009 compared to 2008. Growth in loan volume coupled with the addition of rate floors have kept interest income level with prior periods, while falling rates have resulted in lower interest expense for an overall improvement in net interest income.

Establishing rate floors, which are the contractually defined minimum rate that can be charged on variable rate loans, is one of the ways a traditionally asset sensitive lender can neutralize that sensitivity and buffer the impact of falling rates. Interest and fees on loans are the largest component of our interest income. At September 30, 2009, $214.4 million, or 89% of our commercial and real estate loans had average floors of 5.68% compared to 37%, or $104.7 million, at an average rate of 5.21% at September 30, 2008. The addition of floors coupled with loan growth have kept interest earnings level in spite of steep rate declines in an $86 million segment of our consumer loan portfolio, home equity loans, that cannot have floors and carry rates on or near WSJ prime.

Concurrent with the addition of loan floors, we have replaced the majority of our longer term, higher cost, liabilities with lower cost liabilities. At September 2009, the blended cost on our time deposits had declined 108 basis points when compared to the first nine months of 2008. Total interest expense declined $983 thousand in the third quarter of 2009 and $2.9 million in the first nine months when compared to 2008.

Our net interest rate spread on a tax-equivalent basis increased 45 basis points to 3.12% for first nine months of 2009 when compared to 2.67% for the same period in 2008. Yield on earning assets decreased 75 basis points to 5.31% in 2009 compared to 6.06% for the first nine months of 2008, while the cost of interest bearing liabilities decreased 120 basis points to 2.19% from 3.39%, respectively, for the same period.

Bank Owned Life Insurance (BOLI) has been included in interest earning assets. We purchased $6,000,000 in BOLI during the fourth quarter of 2005. The income on BOLI is not subject to Federal Income tax, giving it a tax-effective yield of 5.68% for the first nine months of 2009 compared to 5.51% for the same period in 2008.

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

NET INTEREST INCOME ANALYSIS

The following is an analysis of net interest income, on a taxable equivalent basis.

	For Periods Ended September 30,
	2009			2008
	Average	Income/	Yield	Average	Income/	Yield
	Balance	Expense	Rate(1)	Balance (5)	Expense (5)	Rate(1)
ASSETS
Securities, at amortized cost	$6,260,901	$181,539	3.88%	$12,290,979	$367,649	4.00%
Loans, net	585,918,470	23,772,474	5.42%	494,676,533	22,822,737	6.16%
Federal funds sold	5,340,746	9,987	0.25%	1,051,275	17,444	2.22%
Dividend-earning restricted equity securities	6,112,856	80,553	1.76%	4,332,645	162,206	5.00%
Deposits in other banks	2,470,322	1,902	0.10%	3,798,859	65,040	2.29%
Bank owned life insurance (2)	6,879,653	292,230	5.68%	6,630,381	273,274	5.51%

Total earning assets	612,982,948	24,338,685	5.31%	522,780,672	23,708,350	6.06%

Less: Allowance for loan losses	(8,560,372)			(4,378,100)
Nonaccrual loans	6,767,652			600,506
Total nonearning assets	28,960,333			28,475,918

Total assets	$640,150,561			$547,478,996

LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$16,395,957	$50,504	0.41%	$16,710,550	$121,729	0.97%
Regular savings	29,889,357	291,155	1.30%	6,228,006	29,540	0.63%
Money market savings	117,604,995	1,119,478	1.27%	128,880,070	2,708,259	2.81%
Certificates of deposit
$100,000 and over	95,324,826	1,455,647	2.04%	126,529,066	3,008,377	3.18%
Under $100,000	175,835,490	4,232,934	3.22%	101,206,992	3,603,853	4.76%

Total interest-bearing deposits	435,050,625	7,149,718	2.20%	379,554,684	9,471,758	3.33%
Borrowings	66,245,972	1,070,214	2.16%	59,109,988	1,657,240	3.75%

Total interest-bearing liabilities	501,296,597	$8,219,932	2.19%	438,664,672	$11,128,998	3.39%
Noninterest-bearing liabilities
Demand deposits	71,839,085			62,816,450
Other noninterest-bearing liabilities	5,047,719			5,481,517

Total liabilities	578,183,401			506,962,639
Stockholders’ equity	61,967,160			40,516,357

Total liabilities and stockholders’ equity	$640,150,561			$547,478,996

Net interest income (2)		$16,118,753			$12,579,352

Interest rate spread (2)(3)			3.12%			2.67%

Net interest margin (2)(4)			3.52%			3.21%

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a $99,358 adjustment for 2009 and a $92,913 adjustment for 2008.
(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.
(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.
(5)	Loans held for sale of $26,815,990 and interim interest income of $1,211,085 have been reclassified from mortgage banking income to interest income and fees on loans for September 30, 2008 to be consistent with the presentation for September 30, 2009.

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

RECONCILIATION OF NET INTEREST INCOME TO TAX EQUIVALENT NET INTEREST INCOME

Non-GAAP	3 Months Ended September 30,		9 Months Ended September 30,
	2009	2008	2009	2008
Interest income:
Total interest income	$8,062,871	$7,869,158	$24,046,455	$23,435,076
Bank owned life insurance	65,615	61,120	192,872	180,361
Tax equivalent adjustment (34% tax rate)	33,802	31,486	99,358	92,913

Adjusted income on earning assets	8,162,288	7,961,764	24,338,685	23,708,350

Interest expense:
Total interest expense	2,526,792	3,509,976	8,219,932	11,128,998

Net interest income - adjusted	$5,635,496	$4,451,788	$16,118,753	$12,579,352

Adjusted income on earning assets increased $630 thousand in first nine months of 2009 compared to 2008 because our growth earning assets offset reduced yields. Income from loans, which is the largest component of earning assets, increased $949 thousand, in spite of an earnings potential from growth of $3.5 million. During the same period, interest income from securities declined $186 thousand; $168 thousand due to a smaller portfolio and $18 thousand due to lower rates. Interest on federal funds sold declined $8 thousand and BOLI increased $19 thousand in the first nine months of 2009 compared to 2008.

Loans, net of unearned income and loans held for sale grew a combined $56.2 million, to $593.6 million at September 30, 2009 compared to $537.4 million at September 30, 2008. Had interest rates in 2009 remained level with 2008 at this increase in volume, the year over year earnings potential from loans was $3.5 million. Consumer loans, which include home equity products and loans held for sale, had a growth related earnings potential of $2.6 million, or 74.3% of the total category, but only yielded $1.1 million due to the negative impact of much lower rates. Commercial loans had an earnings potential of $645 thousand and mortgage loans, $259 thousand. However, lower yields reduced this potential by $711 and $376 thousand for net losses of $66 thousand in commercial loans and $117 thousand in mortgage loans.

In the third quarter of 2009, adjusted income on earning assets increased $201 thousand when compared to 2008 on a growth related earnings potential of $707 thousand that was reduced due to lower interest rates by $507 thousand. The third quarter 2009 overall earnings potential on loans compared to actual income earned are similar to the nine months’ analysis. In spite of quarterly growth in loans, lower yields have reduced earnings potential. However, in the third quarter lower rates on our consumer loans have absorbed $420 thousand of the $470 thousand in earnings adjustment due to rate. Commercial and mortgage earnings have been impacted less by rate in the quarter due to the floors place on a large portion of these loans.

Investment income declined in both the third quarter and first nine months of 2009 compared to 2008. In the third quarter of 2009 investment income declined $87 thousand and for the first nine months of 2009 investment income has decreased $185 thousand due to both volume and rate reductions. A significant portion of our Federal Agency securities have been called in the past year as market rates fell below the rate on these investments. Securities purchased to replace those called have a much lower yield than the original bonds.

Interest on federal funds sold and other bank accounts as well as income on restricted securities decreased a combined total of $9 thousand in the third quarter and $153 thousand for the first nine months of 2009 compared to 2008. Income on restricted equity securities has declined, despite higher average balances, because the Federal Home Loan Bank modified their stock release policy. In addition, they paid zero dividends until August of this year, at which time they declared a much smaller dividend.

Year to date Interest expense through September 30, 2009 has decreased $2.9 million compared to 2008. Interest on deposits has been the primary source, contributing $2.3 million, other borrowings and federal funds purchased added expense savings of $574 and $13 thousand, respectively. Third quarter 2009 interest declined $983 thousand compared to prior year. Deposit interest expense decreased $777 thousand, while other borrowings and federal funds dropped $203 thousand and three thousand, respectively.

On average, interest bearing deposits increased $55.5 million to $435.1 million through September 30, 2009 compared to $379.6 million through September 30, 2008 while the average cost of those deposits has dropped from 3.33% to 2.20%. Comparing quarter end balances, interest bearing deposits were $455.7 million at September 30, 2009, an increase of $30.4 million over $425.3 million at September 30, 2008. Based on period end, our deposit composition has changed along with rates, which should contribute further to cost savings in the future.

Money market accounts contributed $1.6 million to our interest savings during the first nine months of 2009 compared to 2008. The blended average rate on these deposits has decreased from 2.81% to 1.27%. Based on the Rate/Volume table below, $1.4 million of interest savings is due to rate and $219 thousand is attributable to volume, which is inconsistent with the period end growth noted. For clarification purposes, both the Net Interest Income and the Rate/Volume tables utilize average balances for calculation purposes because an average takes into account both the level and duration of a balance, creating a more accurate picture in most cases. The results then would indicate that money market accounts, on average, had declined over time. Although this has been the case, in mid-September 2009 we opened a $30.0 million brokered money market account which carries a very low interest rate. Given its relative size, this account should provide interest savings benefits going forward.

Interest cost on time deposits (“CDs”) declined $923 thousand in the first nine months of 2009 compared to 2008. Interest cost savings of $2.0 million associated with rate were partially offset by $1.1 million in additional interest costs associated with growth. The composition of our CD portfolio has shifted over time to lower cost CDs. On average, Jumbo CDs, time deposits in excess of $100 thousand, represented 55.6% or our total CDs in September 2008 compared to 35.2% in September 2009. Management has focused, through two retail CD campaigns, on our local market. The first of these campaigns was offered in the fall of 2008, with the majority of those CDs maturing from August to October of 2009, when we ran a second campaign. The short duration of the CDs offered has allowed us to manage the decline in rates over time more efficiently.

Interest cost in the third quarter of 2009 has followed the trends of the first nine months, when compared to the same period in 2008. Time deposit cost has declined $427 thousand through rate savings of $774 thousand partially offset by growth cost of $347 thousand. Money market savings of $390 thousand has been achieved through $353 thousand in rate savings and $37 thousand in lower, on average, outstanding balances.

Savings interest cost for the third quarter and first nine months of 2009 increased $60 thousand and $261 thousand, respectively. We introduced a new higher cost savings product in 2008 that has produced average year over year growth of $23.7 million.

Our borrowing costs declined $574 thousand in the first nine months of 2009 due to lower rates, partially offset by higher balances. Quarter over quarter, borrowing costs have declined $203 thousand, $157 thousand of which is attributable to lower rates and $46 thousand attributable to lower borrowings in the quarter.

The following table sets forth an analysis of the impact of changes in rate and volume on our interest bearing assets and liabilities for the third quarter and first nine months of 2009 compared to 2008.

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

RATE / VOLUME ANALYSIS

(in thousands)

	For the Three Months Ended September 30, 2009 vs 2008			For the Nine Months Ended September 30, 2009 vs 2008
	Interest Increase (Decrease)	Change Attributable to		Interest Increase (Decrease)	Change Attributable to
		Rate	Volume		Rate	Volume
Interest income
Loans:
Commercial	$93	$(38)	$131	$(66)	$(711)	$645
Mortgage	75	(12)	87	(117)	(376)	259
Consumer	122	(420)	542	1,132	(1,424)	2,556

Total loans	290	(470)	760	949	(2,511)	3,460

Securities:
Federal agencies	(73)	(3)	(70)	(182)	(47)	(135)
Mortgage-backed	(3)	(1)	(2)	11	14	(3)
Other securities	(11)	1	(12)	(14)	15	(29)

Total securities	(87)	(3)	(84)	(185)	(18)	(167)

Deposits in other banks	(10)	(27)	17	(145)	(157)	12
Federal funds sold	1	(9)	10	(8)	(28)	20
Bank owned life insurance	6	2	4	19	9	10

Total interest income	$200	$(507)	$707	$630	$(2,705)	$3,335

Interest expense
Deposits:
Demand	$(20)	(19)	(1)	$(71)	(69)	(2)
Money market	(390)	(353)	(37)	(1,589)	(1,370)	(219)
Savings	60	5	55	261	55	206
Time	(427)	(774)	347	(923)	(2,041)	1,118

Total deposits	(777)	(1,141)	364	(2,322)	(3,425)	1,103
Federal funds purchased	(3)	(2)	(1)	(13)	(6)	(7)
Other borrowings	(203)	(157)	(46)	(574)	(766)	192

Total interest expense	(983)	(1,300)	317	(2,909)	(4,197)	1,288

Net interest income	$1,183	$793	$390	$3,539	$1,492	$2,047

Non-Interest Income

Non-interest income increased $3.9 million to $8.8 million for the third quarter of 2009, an 82.1% increase over our 2008 quarter income total of $4.8 million. Mortgage banking income, which increased $4.0 million, was partially offset by decreases in title company and investment and insurance income. In the first nine months of 2009, non-interest income totaled $26.5 million compared to $14.7 million for the same period in 2008. This $11.8 million increase was fueled by $11.9 million in mortgage banking income, and combined gains on the sale of assets and other real estate of $391 thousand, offset by a $314 thousand decrease in investment and insurance income and a $209 thousand decrease in other income.

NON-INTEREST INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Mortgage banking income	$7,975,961	$3,988,190	$23,902,036	$11,995,944
Investment and insurance commissions	163,761	294,671	677,433	991,095
Service charges and fees	395,981	357,395	1,052,808	1,021,517
Security gains, net	—	—	—	10,801
Gain (loss) on sale of other real estate, net	94,911	(33,964)	111,366	(1,586)
Bank owned life insurance income	65,615	61,120	192,872	180,361
Title company income	42,800	126,238	248,067	179,545
Gain on sale of assets, net	—	—	302,269	24,410
Other	24,327	19,780	39,441	248,891

	$8,763,356	$4,813,430	$26,526,292	$14,650,978

Mortgage banking income represents fees from originating and selling residential mortgage loans as well as commercial mortgages through Monarch Mortgage and our wholly owned commercial mortgage banking subsidiary, Monarch Capital, LLC. Gross mortgage income increased 100% in the third quarter and 99.3% year to date 2009 compared to 2008. The majority of this growth has been in the area of residential mortgages. Our residential mortgage operations closed 1,066 loans totaling $265.5 million compared to 519 closings totaling $126.7 million in the third quarter of 2009 compared to 2008. For the first nine months of 2009 our residential mortgage operations have closed 3,470 loans totaling $904.0 million compared to 1,650 loans totaling $431.4 million in 2008. In terms of both dollar volume and loans our residential mortgage division has exceeded their total production for 2008 of 2,208 loans totaling $577.0 million. The current low mortgage rate environment, coupled with first time home buyer incentives, has contributed to the growth in this area. We believe our gross mortgage banking income will continue at the same pace until interest rates begin to rise to levels that could discourage residential sales and would likely discourage refinancing by existing homeowners.

Investment and insurance commissions declined $131 thousand or 44.4% in the third quarter of 2009 and $314 thousand or 31.6% in for first nine months of 2009 compared to 2008. Excluding nonrecurring income of $125 thousand which is included in the first nine months for 2008, investment and insurance income decreased $189 thousand or 21.8%, due to lower production and investment balances.

Service charges and fees on deposit accounts increased $39 thousand in the third quarter of 2009 and $31 thousand in the first nine months of 2009 when compared to the same periods in 2008. The primary components of service charges and fees are nonsufficient fund and overdraft fees, and ATM transaction fees. In April 2009 we modified our deposit service fees. In addition, we have an agreement with a third-party vendor to brand ATMs in Food Lion grocery stores in southeast Virginia and northeast North Carolina. In return for supplying the cash for the machines and paying the machines’ cash servicing fees, we receive a portion of the transaction surcharge, and our customers can withdraw cash from the machines without a fee or transaction surcharge. We have 9 ATMs located at our banking center sites. Combined with our third-party vendor relationship, our network includes over 50 active branded ATMs.

There were no security gains or losses in the first nine months of 2009. There were no security gains in the third quarter of 2008 and a total of three security gains year-to-date recorded on agency bond calls. We have sold six properties in other real estate, net of valuation adjustments for net gains of $111 thousand in the first nine months of 2009 compared to one property, net of valuation adjustments for a net loss of $2 thousand in 2008.

BOLI is included in the net interest income calculation for yield analysis. We purchased $6.0 million in BOLI during the fourth quarter of 2005. The income from BOLI, which is not subject to tax, increased $4 thousand in the third quarter and $13 thousand in the first nine months of 2009 compared to 2008. The tax-effective income earnings are $99 and $292 thousand for the third quarter and first nine months 2009 compared to $92 and $273 thousand for the same periods in 2008.

Through Monarch Investment, LLC, we own a 75% interest in a title company, Real Estate Security Agency, LLC (RESA), which is being treated as a consolidated entity for accounting purposes, and showed a decline in income for the third quarter of $83 thousand but an increase in the first nine months of $69 thousand when compared to 2008. RESA, which provides title insurance on residential and commercial real estate, has benefited from the overall increased activity in the residential mortgage industry, but has been hampered by lower volume in the third quarter of 2009.

In June 2009, we sold two parcels of land on Hanbury Road, attached to our Great Bridge office for a gain of $302,269. We have one vacant parcel of land remaining. A one-time gain for $217 thousand related to a change in ownership by Monarch Investment, LLC, resulting from the merger of BI Investments, LLC into Infinex Financial Group is included in other income for the first nine months of 2008.

Non-interest Expense

The following table summarizes our non-interest expense for the periods indicated:

NON-INTEREST EXPENSE

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Salaries and employee benefits	$7,389,031	$4,714,837	$22,354,849	$14,222,938
Occupancy expenses	642,842	545,350	1,817,821	1,593,265
Furniture and equipment expense	340,101	330,712	975,298	951,103
Loan origination expenses	1,033,829	386,727	2,540,723	1,311,311
Data processing services	186,930	156,888	600,581	489,318
Telephone	121,429	94,966	327,442	297,641
Stationary and supplies	128,418	89,458	332,878	275,222
Professional fees	91,412	80,982	352,241	247,481
Marketing expense	84,905	90,306	194,483	253,847
FDIC Insurance	255,000	75,000	1,085,755	211,210
Virginia Franchise Tax	116,113	95,940	328,166	220,164
ATM expense	57,631	53,665	189,128	169,859
Amortization of intangible assets	44,643	44,643	133,929	133,929
Other	465,179	654,451	1,400,038	1,081,657

	$10,957,463	$7,413,925	$32,633,332	$21,458,945

Total non-interest expenses increased $3.5 million in the third quarter and $11.2 million for the first nine months of 2009, an increase of 47.8% for the quarter and 52.1% year-to-date over the same periods in 2008. Salaries and employee benefits represent an approximate average of 67% of non-interest expense in all periods presented. Our full time equivalent employees, at the end of nine months of 2009 totaled 351, compared to 273 in 2008. The primary source of our salary and benefits growth was in mortgage operations and increased production, as banking segment salaries and benefits are level with 2008. Fifty-five percent of our mortgage employees are paid commissions based on their production levels, which have increased significantly. Secondary increases are attributable to the following factors: 1) an increase in loan origination expense related to increased production by Monarch Mortgage; 2) an increase in FDIC insurance expense due to notably higher assessment rates and a one-time special assessment to cover the shortage created by failed banks; 3) growth and inflation-related increases in occupancy expenses; and 4) increase in data processing services due to costs associated with updated technology and the establishment of a co-location processing site for disaster recovery purposes.

The following summary identifies, in descending order, non-interest expenses with the most significant quarter-over-quarter increase.

	Increase For the Three Months Ended September 30,		Increase For the Nine Months Ended September 30,
	Dollars	Percentage	Dollars	Percentage
Salaries and employee benefits	$2,674,194	56.7%	$8,131,911	57.2%
Loan origination expenses	647,102	167.3%	1,229,412	93.8%
FDIC Insurance	180,000	240.0%	874,545	414.1%
Occupancy expenses	97,492	17.9%	224,556	14.1%
Data processing services	30,042	19.1%	111,263	22.7%
Virginia Franchise Tax	20,173	21.0%	108,002	49.1%
Professional fees	10,430	12.9%	104,760	42.3%

Income Taxes

Our income tax provision was $620 thousand for the third quarter of 2009 compared to $413 thousand in the prior year and $1.8 million for the first nine months of 2009 compared to $1.3 million in 2008. The effective tax rate for the third quarter of 2009 compared to 2008 was 34.6% and 32.3%, respectively. The effective tax rate for the first nine months of 2009 was 32.5% compared to 31.2% for the same period in 2008.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Total assets were $651.8 million at September 30, 2009 when compared to assets of $597.2 million at December 31, 2008, a 9.1% increase. On an annual basis total assets increased 9.6% at September 30, 2009 when compared to assets of $594.8 million at September 30, 2008. Total loans held for investment as of September 30, 2009 were $522.3 million, an increase of $17.6 million, or 3.5%, from $504.7 million at year-end 2008. On an annual basis, total loans held for investment increased $21.2 million, or 4.2%, from $501.0 million in September 2008. Loans held for sale were $71.2 million, an increase of $16.8 million from $54.4 million at December 31, 2008, and on an annual basis loans held for sale increased $34.8 million from $36.4 million at September 30, 2008 due to increased volume at our mortgage division. Investment securities were $6.2 million at September 30, 2009, down slightly from $6.3 million at year-end 2008. On an annual basis, investments securities decreased $11.5 million, or 64.8% over September 30, 2008. Cash and cash equivalents were $26.2 million, an increase of $17.6 million, or 204.3% from $8.6 million at December 31, 2008.

Total deposits were $540.1 million at September 30, 2009, an increase of $44.0 million or 8.9% over December 2008 and $41.4 million or 8.3% higher than September 30, 2008. Non-interest bearing demand deposits increased $5.4 million over December 2008 and on an annual basis $11.0 million over September 30, 2008. Interest bearing deposits increased $38.5 million to $455.7 million compared to December 31, 2008. On an annual basis interest bearing deposits increased $30.4 million over September 30, 2008. Our interest bearing deposits are comprised of savings accounts, money market accounts and certificates of deposits (“CDs”).

In 2008, we introduced a multi-tiered savings product that rewards higher balances with a higher rate. With our new product, savings balances began to show significant increases. At September 30, 2008, total savings accounts, at $14.3 million, were roughly 3.4% of our interest bearing deposit total. That number had grown to $20.4 million and 4.9% of interest bearing deposits by December 2008 and is now at $27.7 million and 6.1% of total interest bearing deposits.

Total money market balances were $139.1 million at September 30, 2009, an increase of $9.8 million compared to $129.3 million at December 31, 2008. On an annual basis, money market accounts have increased $28.6 million compared to $110.5 million at September 30, 2008. We had reported a decline in money market account balances in previous quarters. The increase noted in this quarter and the first nine months is due to our adding a low rate brokered money market account. The balance in the account was $30.0 million at September 30, 2009. Excluding this account, money market balances have declined $20.2 million at September 30, 2009 compared to December 31, 2008 and $1.4 million on an annual basis.

CDs have risen in popularity with the lower rate environment and stock market volatility, resulting in significant growth in that area. Our regular CD portfolio, which is comprised of CDs with balances of less than $100 thousand, was $185.8 million at September 30, 2009, compared to $156.6 million at December 31, 2008 and $155.6 million at September 30, 2008. Our Jumbo CDs, which are CDs with balances of $100 thousand or greater, have declined $44.1 million to $83.9 at September 30, 2009 compared to September 30, 2008. This decline was part of our deposit strategy for 2009. In early 2008, we had determined to use larger, out of market CDs that typically cost less than in market CDs, to help buffer some of the effects of the steep decline in rates. With these CDs we could stay shorter on term and react more quickly to market conditions. As these CDs have matured, we have allowed a portion of them to “run off” as we have replaced them with longer term in market CDs.

Stockholders’ equity was $63.5 million at September 30, 2009, compared to $60.0 million at December 31, 2008. Components of the change in stockholders’ equity include net income of $3.6 million, increase in net unrealized gains on available-for-sale securities totaling $29 thousand, stock based compensation totaling $211 thousand, exercised stock options totaling $272 thousand, net of a preferred stock dividend declaration of $557 thousand.

Allowance and Provision for Loan Losses

Our allowance for loan losses is to provide for losses inherent in the loan portfolio. Our management is responsible for determining the level of the allowance for loan losses, subject to review by the board of directors. Among other factors, management considers on a quarterly basis our historical loss experience, the size and composition of our loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits including impaired loans and our risk-rating-based loan watch-list, and national and local economic conditions.

The economy of our trade area is well diversified. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those factors include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The sum of these elements is our management’s recommended level for the allowance. The unallocated portion of the allowance is based on loss factors that cannot be associated with specific loans or loan categories. These factors include management’s subjective evaluation of such conditions as credit quality trends, collateral values, portfolio concentrations, specific industry conditions in the regional economy, regulatory examination results, external audit and loan review findings, recent loss experiences in particular portfolio segments, etc. The unallocated portion of the allowance for loan losses reflects management’s attempt to ensure that the overall reserve appropriately reflects a margin for the imprecision necessarily inherent in estimates of credit losses.

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

While we believe we have sufficient allowance for our existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future. The allowance for loan losses totaled $9.5 million and $5.0 million at September 30, 2009 and September 30, 2008, respectively. The ratio of the allowance for loan losses to total loans outstanding at September 30, 2009 and 2008 was 1.83% and 1.00%, respectively.

During the third quarter and first nine months of 2009 we recorded $1.5 million and $4.1 million in provision expense, respectively, compared to $481 thousand and $1.2 million for the same periods in 2008. Gross charge-offs for the quarter were $1.1 million offset by recoveries of $23 thousand. For the first nine months of 2009, gross charge-offs were $2.7 million and recoveries were $81 thousand. The table below summarizes the activity in the allowance for loans losses for the three month and nine month periods ending September 30, 2009 and 2008.

LOAN LOSS ALLOWANCE AND LOSS EXPERIENCE

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Balance, beginning of period	$9,030,000	$4,621,000	$8,046,000	$3,976,000
Provisions charged to operations	1,546,788	480,581	4,084,936	1,244,613
Loans charged-off	(1,050,104)	(138,086)	(2,662,197)	(294,381)
Recoveries	23,316	27,505	81,261	64,768

Balance, end of period	$9,550,000	$4,991,000	$9,550,000	$4,991,000

Total loans held for investment outstanding			522,333,696	501,052,390
Ratio of allowance for loan losses to total loans held for investment			1.83%	1.00%

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

Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings. Total non-performing loans as a percentage of total loans were 1.47% and 1.49% at September 30, 2009 and December 31, 2008, respectively.

We had non-performing assets totaling $8.8 million at September 30, 2009 compared to $8.0 million at December 31, 2008. Net charge-offs for the third quarter and first nine months of 2009 were $1.0 million and $2.6 million, respectively. Non-performing assets traditionally consist of nonaccrual loans, loans past due 90 days or more and still accruing interest, restructured loans and other real estate owned. All of these loans have been identified as impaired according to applicable GAAP for impaired loans. The majority of our non-performing assets in December 2008 were related to one secured relationship that has subsequently been reclassified to performing, due to a significant infusion of cash by the borrower and provision of an external source of funding to help complete the project funded by the loan. We have provided specific reserves for our non-performing assets in our allowance for loan loss of $1.7 million at September 30, 2009 and $4.2 million at December 31, 2008. We continue to demand a high level of credit quality on new loans.

NON-PERFORMING ASSETS

	September 30, 2009	December 31, 2008
Loans 90 days past due and still accruing	$837,271	$—
Nonaccrual loans	6,851,397	7,506,337
Other Real Estate	1,077,000	532,932

Total Non-performing Assets	$8,765,668	$8,039,269

Non-performing loans to period end loans	1.47%	1.49%
Non-performing assets to period end assets	1.34%	1.35%
Allowance for loan losses to non-performing loans	124.22%	107.19%

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

Cash, cash equivalents and federal funds sold totaled $26.2 million as of September 30, 2009 compared to $8.6 million as of December 31, 2008. At September 30, 2009, cash, securities classified as available for sale and federal funds sold were $32.4 million or 5.2% of total earning assets, compared to $14.4 million or 2.7% of total earning assets at December 31, 2008.

In the course of operations, due to fluctuations in loan and deposit levels, we occasionally find it necessary to purchase federal funds on a short-term basis. We maintain unsecured federal funds line arrangements with five other banks, which allow us to purchase funds totaling $32 million. These lines mature and re-price daily. At September 30, 2009 and December 31, 2008, we had $0 and $385 thousand, respectively, in federal funds purchased.

We also have access to the Federal Reserve Bank of Richmond’s discount window should a liquidity crisis occur. We have not used this facility in the past and consider it a backup source of funds.

We have lines of credit with the Federal Home Loan Bank of Atlanta (“FHLB”) that can equal up to 30% of our assets. Our primary line of credit (Primary) totaled approximately $78.0 million with $51.4 million available at September 30, 2009. This line is currently reduced by $5.0 million, which has been pledged as collateral for public deposits.

In February 2009, we negotiated an additional line of credit with FHLB which is secured by a portion of our loans held for sale (“LHFS”). We pledge these loans, which have been sold to FHLB approved investors, as collateral. In return, we are allowed to borrow up to 70% of these loans for 120 days. The investor remits the proceeds for the purchased loans directly to FHLB, which then releases the collateral pledged. At September 30, 2009, assets pledged and advances outstanding totaled $16.4 million and $11.5 million, respectively with no excess line available.

Borrowings outstanding under the combined FHLB lines of credit were $38.1 million at September 30, 2009 and $27.7 million at December 31, 2008. We had the following borrowing advances under our Primary line outstanding as of September 30, 2009, with the following final maturities:

Advance Amount	Expiration Date
$10,000,000	November 2009
10,000,000	November 2010
1,600,320	September 2015

$21,600,320

The advance maturing in November 2009 bears a fixed interest rate of 4.04% and had a one-time conversion feature which expired November 17, 2008.

The advance maturing in 2010 bears a fixed interest rate of 3.97% and had a one-time conversion feature which expired on May 15, 2009.

The advance maturing in 2015 is a principal reducing credit that matures on September 28, 2015. Terms include 39 quarterly principal payments of $25 thousand beginning December 2005, with a final payment of $1.0 million in September 2015. We are utilizing this advance to match-fund several long term fixed rate loans. The interest rate for this advance is fixed at 4.96%.

Under our LHFS line we had two advances outstanding at September 30, 2009. Both advances mature in January 2010 and are broken down as follows:

Advance Date	Current Balance	Original Balance
September 10, 2009	$2,099,760	$4,912,532
September 17, 2009	$9,381,700	$9,381,700

	$11,481,460	$14,294,232

We have no material commitments or long-term debt for capital expenditures at the report date. The only long-term debt is for funding loans.

Off-Balance Sheet Arrangements

We enter into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions recognized as of September 30, 2009 and December 31, 2008 were a line of credit to secure public funds and commitments to extend credit and standby letters of credit issued to customers. The line of credit to secure public funds was from the Federal Home Loan Bank for $5 million at September 30, 2009 and December 31, 2008.

We entered into an interest rate swap agreement with PNC Bank of Pittsburgh, PA on July 29, 2009, for our $10 million Trust Preferred borrowings which carries a floating interest rate of 90 day LIBOR plus 160 basis points. Under the terms of this agreement, at the end of each quarter we will swap our floating rate for a fixed rate of 3.26%. The effective date of this swap is September 30, 2009, with an expiration date of September 30, 2014. This swap will fix our interest cost on our $10 million Trust Preferred borrowings of 4.86% for five years.

Commitments to extend credit, which amounted to $233.9 million at September 30, 2009 and $166.3 million at December 31, 2008, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

We did not have any outstanding commitments to purchase securities on September 30, 2009 or December 31, 2008.

Standby letters of credit are conditional commitments we issue guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. We had $5.9 million in outstanding standby letters of credit at September 30, 2009 and $6.1 million at December 31, 2008.

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

The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the Bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. At September 30, 2009, the amount available was approximately $10.0 million. We are required, through our participation in the Troubled Asset Relief Program Capital Purchase Program to pay a quarterly 5% dividend on our cumulative perpetual preferred stock, series A, to the United States Department of the Treasury. In accordance with our acceptance of funds from the US Treasury, cash dividends on common stock are not permitted without prior approval from the US Department of the Treasury.

Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2009, the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2009, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. The Bank’s actual capital amounts and ratios are also presented in the table as of September 30, 2009 and December 31, 2008.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
	(Dollars in Thousands)
As of Septmeber 30, 2009
Total Risk-Based Capital Ratio
Consolidated company	$78,798	13.89%	$45,370	8.00%	N/A	N/A
Bank	$64,198	11.32%	$45,370	8.00%	$56,712	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)

Tier 1 Risk-Based Capital Ratio
Consolidated company	$71,671	12.64%	$22,670	4.00%	N/A	N/A
Bank	$57,071	10.07%	$22,670	4.00%	$34,005	6.00%
(Tier 1 Capital to Risk-Weighted Assets)

Tier 1 Leverage Ratio
Consolidated company	$71,671	11.17%	$25,679	4.00%	N/A	N/A
Bank	$57,071	8.89%	$25,679	4.00%	$32,098	5.00%
(Tier 1 Capital to Average Assets)

As of December 31, 2008
Total Risk-Based Capital Ratio
Consolidated company	$74,241	14.79%	$40,156	8.00%	N/A	N/A
Bank	$59,603	11.87%	$40,156	8.00%	$50,213	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)

Tier 1 Risk-Based Capital Ratio
Consolidated company	$67,941	13.53%	$20,085	4.00%	N/A	N/A
Bank	$53,303	10.62%	$20,085	4.00%	$30,115	6.00%
(Tier 1 Capital to Risk-Weighted Assets)

Tier 1 Leverage Ratio
Consolidated company	$67,941	11.76%	$23,108	4.00%	N/A	N/A
Bank	$53,303	9.22%	$23,108	4.00%	$28,906	5.00%
(Tier 1 Capital to Average Assets)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices. Our primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of our asset/liability management process, which is governed by policies established by our board of directors that are reviewed and approved annually. Our board of directors delegates responsibility for carrying out asset/liability management policies to the Asset/Liability Management Committee (“ALCO”). In this capacity, this committee develops guidelines and strategies that govern our asset/liability management related activities, based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with our financial instruments also change, affecting net interest income, the primary component of our earnings. The Asset/Liability Management Committee uses the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While this committee routinely monitors simulated net interest income sensitivity over a rolling 12 month horizon, it also employs additional tools to monitor potential longer-term interest rate risk.

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

Form 8-K filed September 24, 2009 to announce the appointment of principal officer.

Form 8-K filed October 14, 2009 to announce the compensatory arrangements of certain officers, and amendments to Articles of Incorporation or Bylaws.

Form 8-K filed October 14, 2009 to announce the Company has filed a registration statement for up to 650,000 shares of preferred stock.

Form 8-K filed October 16, 2009 to announce the Company’s financial performance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH FINANCIAL HOLDINGS, INC.

/s/ William F. Rountree, Jr.
William F. Rountree, Jr.	Date: November 13, 2009
President & Chief Executive Officer

/s/ Brad E. Schwartz.
Brad E. Schwartz	Date: November 13, 2009
Executive Vice President & Chief Financial Officer