Form 10-K
period 2009-12-31
Monarch Financial Holdings, Inc.
filed 2010-03-31
CIK 1364856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission File No. 001-34565

MONARCH FINANCIAL HOLDINGS, INC.

[EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER]

Virginia	20-4985388
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

1101 Executive Blvd., Chesapeake, Virginia	23320
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (757) 389-5111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Not Applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $5.00 par value	The Nasdaq Stock Market, LLC
Preferred Stock, $25.00 par value	The Nasdaq Stock Market, LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009 was approximately $51,522,000.

The number of shares of common stock outstanding as of March 1, 2010 was 5,703,894.

(This page intentionally left blank)

PART I

Item 1.	Business.

Monarch Financial Holdings, Inc. is a Virginia-chartered bank holding company headquartered in Chesapeake, Virginia engaged in commercial and retail banking, investment and insurance sales, and mortgage origination and brokerage. We conduct our operations through our wholly-owned subsidiary, Monarch Bank, and its two wholly-owned subsidiaries, Monarch Investment, LLC and Monarch Capital, LLC. We also do business in some markets as OBX Bank, Monarch Mortgage and under various names via joint ventures with other partners.

We were created on June 1, 2006 through a reorganization plan, under the laws of the Commonwealth of Virginia, in which Monarch Bank became our wholly-owned subsidiary. Monarch Bank was incorporated on May 1, 1998 and opened for business on April 14, 1999 as a Virginia-chartered bank and a member of the Federal Reserve banking system. We have grown through de novo expansion, acquisition and the hiring of seasoned banking professionals in our target markets. While we have grown rapidly over the past five years, our strategy has been to do so profitably and without compromising our asset quality.

Monarch Bank serves the needs of local businesses, professionals, corporate executives and individuals in the South Hampton Roads area of Southeastern Virginia and the Outer Banks region of Northeastern North Carolina. We operate eight banking offices, five residential mortgage offices and one investment services office in the cities of Chesapeake, Norfolk, Suffolk and Virginia Beach, Virginia. We have two full-service banking offices operating under the name “OBX Bank” and a residential mortgage office operating under the name of “OBX Bank Mortgage” in the Outer Banks region of Northeastern North Carolina in the towns of Kitty Hawk and Nags Head. We also operate fourteen additional residential mortgage offices outside of our primary market areas.

Monarch Mortgage, a division of Monarch Bank, was formed in May 2007 when we hired a group of approximately 70 experienced mortgage professionals to staff the division. At that time our employment of these individuals increased the size of our mortgage group from approximately 10 to approximately 80 mortgage professionals. Monarch Mortgage is a residential mortgage lender with offices in Virginia, Maryland, North Carolina and South Carolina. We sell 99% of the mortgages we originate on a loan by loan basis to a large number of national banks, mortgage companies, and directly to certain governmental agencies. By maintaining correspondent and broker relationships with a number of companies, and by monitoring the financial condition of those companies, we feel we can limit the risk of our correspondents not purchasing loans we originate. We originate and sell primarily long-term fixed rate mortgage loans, both conventional and for government programs such as FHA, VA, and the Virginia Housing and Development Authority. A small portion of our loan clients select shorter term, variable rate loans. All loans originated are considered prime loans. We do not securitize pools of loans.

Mortgage originations and sales have become a major source of revenue and net income for the company since the formation of Monarch Mortgage in 2007, with significant growth in both 2008 and 2009 due to a low interest rate environment coupled with recent government stimulus to the mortgage marketplace. We currently manage our interest rate risk by locking in the interest rate for each mortgage loan with our correspondents and borrowers at the same time.

We utilize a “Market President” approach to deliver products and services in each of our primary markets. We hire experienced bankers to serve in these leadership roles, and each Market President is responsible for building a strong team of bankers in their respective markets, developing and managing an advisory board of directors, managing sales and service delivery, and integrating our other lines of business in their communities. We believe this approach allows us to expand into new markets with fewer banking office locations and achieve profitability earlier than by utilizing the traditional banking model of opening a banking office and then looking for bankers to staff the location.

Our current capitalization enables us to provide loans in amounts that are responsive to the credit needs of a large portion of our targeted market segments. If clients have credit requirements that exceed our credit limits, we generally accommodate those clients by arranging loans on a participation basis with other financial institutions. Our board of directors believes our capitalization supports current growth levels in loans and deposits.

Other services offered by us include investment advisory services, insurance sales, safe deposit boxes, cash management services, check and bankcard services, direct deposit of payroll and social security checks and automatic drafts for various accounts. We offer our clients access to their accounts and our banking services utilizing traditional in-office transactions as well as telephone banking, internet banking and internet cash management, and through more than 50 automated teller machines (ATMs) located throughout South Hampton Roads and Northeastern North Carolina.

We operate in several integrated lines of business. Our Business Banking Group has been a core line of business since our opening. This group supports our business/commercial clients and offers both secured and unsecured commercial loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and the purchase of equipment and machinery, as well as loans secured by commercial real estate. This group also originates business deposits and related services. We have Business Banking groups in Chesapeake, Norfolk, Virginia Beach and the Outer Banks, each led by a Market President.

Our Real Estate Banking Group has been a core line of business since our opening. This group supports the delivery of residential and commercial real estate construction, acquisition and development loans, with the majority of its focus in the 1-4 family residential markets of Hampton Roads and Northeastern North Carolina. This group supports this type of banking in all of our current markets.

Our Private Banking Group delivers the banking and financial needs of our professional firms and consumer clients and has also been a core line of business since we opened. The Private Banking Group targets the financial needs of professionals and business executives, and provides custom tailored product and service solutions to our clients. The Private Banking Group services the deposit needs for all of our clients and offers consumer lending and general banking services. We offer a full range of deposit services including checking accounts, savings accounts and time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. Consumer loans include home equity lines of credit, professional lines of credit, secured and unsecured loans for financing automobiles, home improvements, education and personal investments.

As a mortgage lender, Monarch Mortgage underwrites mortgage loans for our clients to be sold in the secondary market or booked on our balance sheet. Monarch Mortgage currently has offices with locations in Chesapeake, Norfolk and Virginia Beach, Suffolk, Manassas and Fredericksburg, Virginia; Rockville, Bowie, Crofton, Gaithersburg, Waldorf and College Park, Maryland; Charlotte, Wilmington and Kitty Hawk, North Carolina; and Greenwood, South Carolina. Monarch Mortgage originates and sells loans under two different financial models. All the offices in Maryland operate as fee-based offices, with each office paying a per loan processing fee with the net income or loss of each office the responsibility of each office’s manager or management team. The fee-based offices allow Monarch Mortgage to attract quality entrepreneurial leaders focused on their bottom line. The loan fees from these operations lower the cost basis and breakeven volume for the Virginia operations while reducing the downside risk of startup and operating losses. The Virginia offices are traditional operations with the profits and losses accruing to Monarch Mortgage.

Monarch Capital, LLC, a wholly-owned subsidiary of Monarch Bank formed in 2004, provides commercial mortgage brokerage services in the placement of primarily long-term fixed-rate, debt for the commercial, hospitality, and multi-family housing markets.

Monarch Investment, LLC, a wholly-owned subsidiary of Monarch Bank, offers investment advisory services through licensed investment advisors and also has ownership interests in several subsidiaries. Monarch Investment, LLC owns a minority stockholder interest in Infinex Financial, LLC, a broker-dealer located in Meriden, Connecticut. Investment services are offered through Infinex. Monarch Investment also owns a minority interest in Bankers Insurance, LLC, a joint venture with the Virginia Bankers’ Association and many other community banks in Virginia. This insurance agency offers a full line of commercial and personal lines of insurance to the general public and to our clients. In October 2006, we formed a subsidiary, Virginia Asset Group, LLC, which we owned 51% of while the remaining 49% was held by an investment professional. VAG was formed to sell insurance and non-deposit investment products. We sold our 51% ownership in VAG to the minority partner effective August 31, 2009. Monarch Investment also delivers services through other subsidiaries or investments as follows:

•

Coastal Home Mortgage, LLC became a subsidiary of Monarch Investment, LLC in July 2007 when a 51% ownership interest in the company was purchased from another bank. This is a joint venture with four unaffiliated individuals involved with residential construction in Hampton Roads, with its primary mission to provide residential mortgage loan services for the builder’s end product. All loans are processed and underwritten by Monarch Mortgage.

•

Real Estate Security Agency, LLC was formed in October 2007 to offer title insurance services to clients of Monarch Mortgage and Monarch Bank. This agency offers residential and commercial title insurance to our clients. Monarch Investment, LLC, owns 75% of this company with 25% owned by an unaffiliated party, TitleVentures, LLC.

•

Home Mortgage Solutions, LLC was formed in March 2008 and is 51% owned by Monarch Investment, LLC. This is a joint venture with a local builder and developer involved with residential construction in the Richmond, Virginia and Hampton Roads, Virginia markets. Its primary mission is to provide residential mortgage loan services for the builder’s end product. All loans are processed and underwritten by Monarch Mortgage. We expect to dissolve this company in 2010.

Our Market Areas

We operate in the Virginia Beach-Norfolk-Newport News, VA-NC MSA, more commonly known as Greater Hampton Roads. The Greater Hampton Roads area includes the cities of Virginia Beach, Norfolk, Newport News, Chesapeake, Hampton, Portsmouth and Suffolk, and is the 2nd largest MSA in Virginia and the 5th largest MSA in the Southeast with a population of approximately 1.7 million people as of July 2009. The Greater Hampton Roads has a diversified economy that includes military, tourism, government, education, shipping, healthcare and professional services which has resulted in lower unemployment rates when compared to the overall United States. As of December 2009, the unemployment rate for the Greater Hampton Roads area was 6.9% compared to 9.7% for the U.S. As of December 2008, the unemployment rate for the Greater Hampton Roads area was 5.4%. The December 2009 numbers are preliminary estimates of the U.S. Bureau of Labor Statistics.

Our primary market areas are South Hampton Roads, which includes the cities of Virginia Beach, Norfolk, Chesapeake, Portsmouth and Suffolk, Virginia, and the Outer Banks region of Northeastern North Carolina, which is comprised of Currituck and Dare counties. We believe the economic conditions encountered in South Hampton Roads, including the level of home purchases and sales, are consistent with those encountered in Greater Hampton Roads as a whole.

South Hampton Roads, with a population of over one million people as of July 2009, has experienced steady growth in recent years and is one of the largest metropolitan areas in Virginia. The area has a significant military base presence with all of the U.S. armed forces represented in the area. The most notable military base is Naval Station Norfolk, the largest naval installation in the world. Norfolk is also the home of the Port of Hampton Roads, the third largest volume port on the East Coast in terms of general cargo. The presence of the military and port provide stability to the market and help the area weather market downturns in other sectors of the local economy. We currently concentrate our operations and have banking offices in Chesapeake, Virginia Beach and Norfolk, Virginia.

•

Chesapeake – Chesapeake’s population was 223,572 as of July 1, 2009, and it is projected to grow 4.5% over the next five years to 233,677. Chesapeake has the region’s highest median household income, $66 thousand and it is projected to increase 7.0% to $70 thousand over the next five years. Chesapeake’s major industries include manufacturing, maritime and military related industries, oil and petroleum businesses, and an increasing number of back office service and support centers. Our headquarters is located in Chesapeake, in addition to two banking offices, one investment office and one mortgage office.

•

Virginia Beach – with a population of 437,648 as of July 1, 2009, is the most populous city in Virginia and the 42nd largest city in the United States. Virginia Beach’s median household income was $64 thousand and it is projected to increase 5.3% to $67 thousand over the next five years. Virginia Beach’s major industries include tourism, retail and wholesale trade, light manufacturing and military related industries. Virginia Beach demographics make it an attractive market for banking services. We operate four banking offices and two mortgage offices in the Kempsville, Lynnhaven, Oceanfront and Town Center areas of Virginia Beach.

•

Norfolk – with a population of 234,541 as of July 1, 2009, is a cultural, industrial, business and medical center and hosts the area’s international airport. Norfolk’s median household income was $42 thousand and it is projected to increase 8.1% to $45 thousand over the next five years. We operate two banking offices and one mortgage office in the city of Norfolk.

The Outer Banks region primarily consists of Currituck and Dare counties on North Carolina’s northeast coast and is a natural extension of our South Hampton Roads market. Currituck County is a part of the Virginia Beach-Norfolk-Newport News, VA-NC MSA. We operate two banking offices under the name “OBX Bank” in the town of Kitty Hawk and Nags Head, North Carolina.

•

Currituck County – has a population of 25,305 as of July 1, 2009, has experienced total population growth of 39.1% since 2000 and is expected to grow another 14.3% to 28,922 by 2014. Currituck County has a median household income of $51 thousand, and it is projected to increase 5.7% over the next five years to $54 thousand.

•

Dare County – has a population of 35,508 as of July 1, 2009, has experienced total population growth of 18.5% since 2000 and is expected to grow another 5.8% to 37,578 by 2014. Dare County has a median household income of $54 thousand, and it is projected to increase 1.7% over the next five years to $55 thousand.

Our mortgage offices outside of the Hampton Roads and Outer Banks markets are all located for the convenient delivery and sales of residential mortgage loans. We have additional mortgage offices in College Park, Rockville (2), Gaithersburg, Green Belt, Crofton, and Waldorf, Maryland; Charlotte and Wilmington, North Carolina; Richmond, Fredericksburg and Manassas, Virginia; and Richmond, Virginia through our Home Mortgage Solutions joint venture.

Employees

As of February 15, 2010, the Company and its subsidiaries had four hundred, eight (408) full-time and twenty-four (24) part-time employees. None of our employees are represented by any collective bargaining agreements, and relations with employees are considered excellent.

Lending Activities

Credit Policies

The principal risk associated with each of the categories of loans in our portfolio is the creditworthiness of our borrowers. Within each category, such risk is increased or decreased, depending on prevailing economic conditions. In an effort to manage the risk, our loan policy gives loan amount approval limits to individual loan officers based on their position and level of experience and to our loan committees based on the size of the lending relationship. The risk associated with real estate and construction loans, commercial loans and consumer loans varies, based on market employment levels, consumer confidence, fluctuations in the value of real estate and other conditions that affect the ability of borrowers to repay indebtedness. The risk associated with real estate construction loans varies, based on the supply and demand for the type of real estate under construction.

We have written policies and procedures to help manage credit risk. We utilize an outside third party loan review process that includes regular portfolio reviews to establish loss exposure and to ascertain compliance with our loan policy.

We use a management loan committee and a directors’ loan committee to approve loans. The management loan committee is comprised of members of management, and the directors’ loan committee is composed of seven directors, of which four are independent directors. Both committees approve new, renewed and or modified loans that exceed officer loan authorities. The directors’ loan committee also reviews any changes to our lending policies, which are then approved by our board of directors.

Construction and Development Lending

We make construction loans, primarily residential, and land acquisition and development loans. The construction loans are secured by residential houses under construction and the underlying land for which the loan was obtained. The average life of a construction loan is approximately 12 months, and it is typically re-priced monthly. The majority of the interest rates charged on these loans floats with the market. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or home under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, we generally limit loan amounts to 75% to 90% of appraised value, in addition to analyzing the creditworthiness of our borrowers. We also obtain a first lien on the property as security for our construction loans and typically require personal guarantees from the borrower’s principal owners.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate in our market area, including multi-family residential buildings, commercial buildings and offices, shopping centers and churches. Commercial real estate lending entails significant additional risks, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy in general. Our commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation. We also evaluate the location of the security property and typically require personal guarantees or endorsements of the borrower’s principal owners.

Business Lending

Business loans generally have a higher degree of risk than residential mortgage loans but have higher yields. To manage these risks, we generally obtain appropriate collateral and personal guarantees from the borrower’s principal owners and monitor the financial condition of our business borrowers. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from his employment and other income and are secured by real estate whose value tends to be readily ascertainable. In contrast, business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate.

Consumer Lending

We offer various consumer loans, including personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans, and home equity lines of credit and loans. Such loans are generally made to clients with whom we have a pre-existing relationship. We currently originate all of our consumer loans in our geographic market area.

The underwriting standards employed by us for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment and additionally from any verifiable secondary income. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes an analysis of the value of the security in relation to the proposed loan amount. For home equity lines of credit and loans, our primary consumer loan category, we require title insurance, hazard insurance and, if required, flood insurance.

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

Competition in our target market area for loans to businesses, professionals and consumers is very strong. Many of our competitors have substantially greater resources and lending limits than us and offer certain services, such as extensive and established banking office networks and other services that we cannot provide. Moreover, larger institutions operating in the South Hampton Roads have access to borrowed funds at a lower cost than us. Several community banks are headquartered in our trade areas. Several regional and super-regional banks, as well as a number of large credit unions, also have offices in our market area. Competition among institutions for deposits in the area remains very strong.

Factors affecting the competition for bank loans and deposits are interest rates and terms offered, the number and location of banking offices and types of products offered, as well as the reputation of the institution. Advantages the Company has over the competition include experienced and dedicated employees, our Market President structure, long-term customer relationships, a commitment to excellent customer service, experienced management and directors, and the support and involvement in the communities that we serve. We focus on providing products and services to individuals, professionals, and small to medium-sized businesses within our communities. According to FDIC deposit data as of June 30, 2009, Monarch Bank was ranked 9th in deposit market share with 3% of the $20 billion in deposits in the Greater Hampton Roads market. OBX Bank was ranked 7th in deposit market share with 3% of the $1.1 billion in deposits in the Outer Banks market. The top five banks in our markets together control 73.0% of the total deposits in the Greater Hampton Roads market and 77% of the total deposits in the Outer Banks, providing us with ample opportunity to continue to grow our market share.

Factors affecting competition for our mortgage banking operations are our status as a mortgage lender as opposed to being a mortgage broker, the number and location of mortgage offices and types of loan programs offered, as well as the reputation of the company and our mortgage loan officers. Advantages the Company has over the competition include experienced and dedicated employees, long-term customer and referral relationships, local and experienced underwriting, a commitment to excellent customer service, experienced management, and the support and involvement in the communities that we serve. We focus on residential mortgage loan origination and placement in the secondary market.

Supervision and Regulation

General

As a financial holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Federal Reserve. Other federal and state laws govern the activities of our bank subsidiary, Monarch Bank, including the activities in which it may engage, the investments that it makes, the aggregate amount of loans that it may grant to one borrower, and the dividends it may declare and pay to us. Monarch Bank is also subject to various consumer and compliance laws. As a state-chartered bank, Monarch Bank is primarily subject to regulation, supervision and examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission. Monarch Bank also is subject to regulation, supervision and examination by the FDIC.

The following description summarizes the more significant federal and state laws applicable to us. To the extent that statutory or regulatory provisions are described, the description is qualified in its entirety by reference to that particular statutory or regulatory provision.

Bank Holding Company Act

To acquire the shares of Monarch Bank and thereby become a bank holding company within the meaning of the Bank Holding Company Act, we were required to obtain approval from, and register as a bank holding company, with the Federal Reserve, and are subject to ongoing regulation, supervision and examination by the Federal Reserve. As a condition to its approval, the Federal Reserve required that we obtain approval of the Federal Reserve Bank of Richmond prior to incurring any indebtedness. We are required to file with the Federal Reserve periodic and annual reports and other information concerning our business operations and those of our subsidiaries. In addition, the Bank Holding Company Act requires a bank holding company to obtain Federal Reserve approval before it acquires, directly or indirectly, ownership or control of any voting shares of a second or subsequent bank if, after such acquisition, it would own or control more than 5% of such shares, unless it already owns or controls a majority of such voting shares. Federal Reserve approval must also be obtained before a bank holding company acquires all or substantially all of the assets of another bank or merges or consolidates with another bank holding company. Any acquisition by a bank holding company of more than 5% of the voting shares, or of all or substantially all of the assets, of a bank located in another state may not be approved by the Federal Reserve unless such acquisition is specifically authorized by the laws of that second state.

A bank holding company is prohibited under the Bank Holding Company Act, with limited exceptions, from acquiring or obtaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank, or from engaging in any activities other than those of banking or of managing or controlling banks or furnishing services to or performing services for its subsidiaries. An exception to these prohibitions permits a bank holding company to engage in, or acquire an interest in a company which engages in, activities which the Federal Reserve, after due notice and opportunity for hearing, by regulation or order, has determined is so closely related to banking or of managing or controlling banks as to be a proper incident thereto. A number of such activities have been determined by the Federal Reserve to be permissible, including servicing loans, performing certain data processing services, and acting as a fiduciary, investment or financial advisor.

A bank holding company may not, without providing notice to the Federal Reserve, purchase or redeem its own stock if the gross consideration to be paid, when added to the net consideration paid by the company for all purchases or redemptions by the company of its equity securities within the preceding 12 months, will equal 10% or more of the company’s consolidated net worth, unless it meets the requirements of a well capitalized and well managed organization.

Monarch Bank

The Federal Reserve and the Virginia Bureau of Financial Institutions regulate and monitor all significant aspects of Monarch Bank’s operations. The Federal Reserve requires quarterly reports on our financial condition, and both federal and state regulators conduct periodic examinations of us. The cost of complying with these regulations and reporting requirements can be significant. In addition, some of these regulations, such as the ability to pay dividends, impact investors directly.

For member banks like Monarch Bank, the Federal Reserve has the authority to prevent the continuance or development of unsound and unsafe banking practices and to approve conversions, mergers and consolidations. Obtaining regulatory approval of these transactions can be expensive, time consuming, and ultimately may not be successful. The opening of any additional banking offices by us requires prior regulatory approval, which takes into account a number of factors, including, among others, adequate capital to support additional expansion and a finding that public interest will be served by such expansion. While we plan to seek regulatory approval to establish additional banking offices, there can be no assurance when, or if, we will be permitted to so expand.

As a member of the Federal Reserve, we are also required to comply with rules that restrict preferential loans by us to “insiders,” require us to keep information on loans to principal stockholders and executive officers, and prohibit certain director and officer interlocks between financial institutions. Our loan operations, particularly for consumer and residential real estate loans, are also subject to numerous legal requirements, as are our deposit activities. In addition to regulatory compliance costs, these laws may create the risk of liability to us for noncompliance.

Dividends

The amount of cash dividends permitted to be paid by us will depend upon our earnings and capital position and is limited by federal and state law, regulations and policy. Virginia law imposes restrictions on the ability of all banks chartered under Virginia law to pay dividends. Under Virginia law, no dividend may be declared or paid that would impair a bank’s paid-in capital, and payments must be paid from retained earnings. Virginia banking regulators and the Federal Reserve have the general authority to limit dividends paid by us if such payments are deemed to constitute an unsafe and unsound practice.

Under current supervisory practice, prior approval of the Federal Reserve is required if cash dividends declared in any given year exceed the total of our net profits for such year, plus our retained net profits for the preceding two years. In addition, we may not pay a dividend in an amount greater than our undivided profits then on hand after deducting current losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of all loans which are in arrears with respect to interest by six months or more, unless such loans are fully secured and in the process of collection. Federal law further provides that no insured depository institution may make any capital distribution (which would include a cash dividend) if, after making the distribution, the institution would not satisfy one or more of its minimum capital requirements.

Emergency Economic Stabilization Act of 2008

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, EESA was signed into law on October 3, 2008. Pursuant to EESA, the Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, Treasury Secretary Paulson announced that the Department of the Treasury would purchase equity stakes in certain banks and thrifts through the Capital Purchase Program (“CPP”). Under the CPP, the Treasury has made $250 billion of capital available to U.S. financial institutions in the form of preferred stock (from the $700 billion authorized by EESA). In conjunction with the purchase of preferred stock, the Treasury would receive warrants to purchase Common Stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions would be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP. These standards include a prohibition against incentives to take unnecessary and excessive risks, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements and a prohibition against agreements for the payment of golden parachutes. Institutions that sell more than $300 million in assets under TARP auctions or participate in the CPP would not be entitled to a tax deduction for compensation in excess of $500 thousand paid to its chief executive or chief financial official or any of its other three most highly compensated officers. In addition, any severance paid to such officers for involuntary termination or termination in connection with a bankruptcy or receivership will be subject to the golden parachute rules under the Internal Revenue Code. Additional standards with respect to executive compensation and corporate governance for institutions that have participated or will participate in the CPP were enacted as part of ARRA, described below.

American Recovery and Reinvestment Act of 2009

ARRA was enacted on February 17, 2009. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate governance obligations on all current and future CPP recipients until the institution has redeemed the preferred stock, which CPP recipients are now permitted to do under ARRA without regard to the three year holding period and without the need to raise new capital, subject to approval of its primary federal regulator.

Federal Deposit Insurance Corporation

Our deposits are insured by the Deposit Insurance Fund, as administered by the FDIC, to the maximum amount permitted by law. EESA, as amended by the Helping Families Save Their Homes Act of 2009, temporarily increased the limit on FDIC coverage to $250 thousand for all accounts through December 31, 2013. Additionally, on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, the Secretary of the Treasury signed the systemic risk exception to the FDI Act, enabling the FDIC to establish its Temporary Liquidity Guarantee Program (“TLGP”). Under the transaction account guarantee program of the TLGP, the FDIC will fully guarantee, until June 30, 2010, all non-interest bearing transaction accounts, including NOW accounts with interest rates of 0.5 percent or less and IOLTAs (lawyer trust accounts). The TLGP also guarantees all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009 with a stated maturity greater than 30 days. The TLGP has been extended for senior unsecured debt issued after April 1, 2009 and before October 31, 2009 and maturing on or before December 31, 2012. All eligible institutions were permitted to participate in both of the components of the TLGP without cost for the first 30 days of the program. Following the initial 30 day grace period, institutions were assessed at the rate of ten basis points for transaction account balances in excess of $250 thousand for the transaction account guarantee program and at the rate of either 50, 75, or 100 basis points of the amount of debt issued, depending on the maturity date of the guaranteed debt, for the debt guarantee program. Institutions were required to opt-out of the TLGP if they did not wish to participate. We elected to participate in the transaction account guarantee program of the TLGP.

In addition, in May 2009, the FDIC announced that it had voted to levy a special assessment on insured institutions in order to facilitate the rebuilding of the Deposit Insurance Fund. The assessment is equal to five basis points of our total assets minus Tier 1 capital as of June 30, 2009. This represents a charge of approximately $309 thousand for our bank, which was recorded as a pre-tax charge during the second quarter of 2009. On November 17, 2009 the FDIC amended it regulations requiring all insured institutions, including Monarch Bank, to prepay their FDIC premiums for the fourth quarter of 2009 and all of 2010 through 2012. The prepaid assessments for these periods were collected on December 31, 2009. This represented a charge of approximately $3.5 million with $3.2 million to be spread over the next three years. The FDIC also approved an increase of assessment rates by three basis points effective January 2011.

Affiliate Transactions and Branching

The Federal Reserve Act restricts loans, investments, asset purchases and other transactions between banks and their affiliates; including placing collateral requirements and requiring that those transactions are on terms and under conditions substantially the same as those prevailing at the time for comparable transactions with non-affiliates. Subject to receipt of required regulatory approvals, we may acquire banking offices without geographic restriction in Virginia, and we may acquire banking offices or banks or merge across state lines in most cases.

Community Reinvestment Act

The Community Reinvestment Act of 1977 requires that federal banking regulators evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a banking office or facility. We received a “Satisfactory” CRA rating in our latest CRA examination.

Other Regulations

We are subject to a variety of other regulations. State and federal laws restrict interest rates on loans, potentially affecting our income. The Truth in Lending Act and the Home Mortgage Disclosure Act impose information requirements on us in making loans. The Equal Credit Opportunity Act prohibits discrimination in lending on the basis of race, creed, or other prohibited factors. The Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act govern the use and release of information to credit reporting agencies. The Truth in Savings Act requires disclosure of yields and costs of deposits and deposit accounts. Other acts govern confidentiality of consumer financial records, automatic deposits and withdrawals, check settlement, endorsement and presentment, and disclosure of cash transactions exceeding $10 thousand to the Internal Revenue Service.

USA PATRIOT Act of 2001

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

Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties in publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act is the most far-reaching U.S. securities legislation enacted since the 1930’s. The Sarbanes-Oxley Act generally applies to all companies that, like us, file or are required to file periodic reports under the Securities Exchange Act of 1934, as amended.

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specified issues by the SEC. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The Sarbanes-Oxley Act addresses, among other matters, audit committees, certification of financial statements by the chief executive officer and the chief financial officer, the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the 12-month period following initial publication of any financial statements that later require restatement, a prohibition on insider trading during pension plan blackout periods, disclosure of off-balance sheet transactions, a prohibition on personal loans to directors and officers (subject to certain exceptions for public companies that are financial institutions, like us), disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code, “real time” filing of periodic reports, the formation of a public accounting oversight board, auditor independence, and various increased criminal penalties for violations of securities laws.

We were not required to comply with the Sarbanes-Oxley Act Section 404(b) reporting requirements for auditor attestation for the year ending December 31, 2009. The Securities and Exchange Commission approved an extension of the Section 404(b) requirement for smaller reporting companies such as us that would require an independent auditor attestation of the Company’s internal controls over financial reporting beginning with the year ending December 31, 2010. We anticipate the cost of Section 404(b) compliance to have limited impact on profitability should the current implementation date not be further modified.

Governmental Monetary Policies

Our earnings and growth are affected not only by general economic conditions, but also by the monetary policies of various governmental regulatory authorities, particularly the Federal Reserve. The Federal Reserve’s Open Market Committee implements national monetary policy in U.S. government securities, control of the discount rate and establishment of reserve requirements against both member and nonmember financial institutions’ deposits. These actions have a significant effect on the overall growth and distribution of loans, investments and deposits, as well as the rates earned on loans, or paid on deposits.

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

Item 1A.	Risk Factors.

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

Our profitability depends in substantial part on our net interest margin, which is the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Our net interest margin depends on many factors that are partly or completely outside of our control, including competition, monetary and fiscal policies, and economic conditions generally. Our net interest margin is positively impacted when the Federal Reserve lowers rates and negatively impacted when it increase rates, due to our large portfolio of floating rate loans with floor or minimum rates established above the floating rate equivalent. We anticipate that our profitability will continue to hold in the current rate environment by our ability to control the costs of deposits and other borrowings which are used to fund loans. We try to minimize our exposure to interest rate risk, but we are unable to completely eliminate this risk.

Changes in our delivery method for loans held for sale may impact profitability.

We currently manage our interest rate risk by locking in the interest rate for each mortgage loan with our correspondents (investors) and borrowers at the same time, which is a “best efforts” delivery system. We are investigating a change to our delivery system that would incorporate a “mandatory delivery” process for a portion of our portfolio. This delivery system carries a potential for greater profits to the Company, as the interest rate risk associated with a rate lock on a mortgage loan shifts from the investor back to our Company. Under the mandatory delivery system, with our interest income could be adversely impacted if mortgage rates were to become volatile.

Our profitability depends significantly on economic conditions in our market area.

Our success depends to a large degree on the general economic conditions in Greater Hampton Roads, Virginia. Our market has experienced a downturn in which we have seen falling home prices, rising foreclosures, reduced economic activity, increased unemployment and an increased level of commercial and consumer delinquencies. The economic climate has created diminished cash flows for many of our borrowers, and at times left some borrowers unable to properly service their loan obligations. The rise in unemployment has also affected the ability of consumers to properly service their debt obligations. Management has been aggressive during this period in the recognition, provisioning and charging off of non-performing loans, and this has had an impact on the net income of our commercial and other banking segment. If economic conditions in our market do not improve or deteriorate further, we could experience any of the following consequences, each of which could further adversely affect our business:

•	demand for our products and services could decline;

•	loan delinquencies may continue to increase; and

•	problem assets and foreclosures may continue to increase.

We could experience further adverse consequences in the event of a prolonged economic downturn in our market due to our exposure to commercial loans across various lines of business. A prolonged economic downturn could impact collateral values or cash flows of the borrowing businesses, and as a result our primary source of repayment could be insufficient to service the debt. In addition, adverse consequences to us in the event of a prolonged economic downturn in our market could be compounded by the fact that many of our commercial and real estate loans are secured by real estate located in our market area. A further significant decline in real estate values in our market would mean that the collateral for many of our loans would provide less security. As a result, we would be more likely to suffer losses on defaulted loans because our ability to fully recover on defaulted loans by selling the real estate collateral would be diminished. In addition, a number of our loans are dependent on successful completion of real estate projects and demand for homes, both of which could be affected adversely by a decline in the real estate markets.

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

While the risk of nonpayment of loans is inherent in banking, if we experience greater nonpayment levels than we anticipate, our earnings and overall financial condition, as well as the value of our Common Stock, could be adversely affected. We cannot absolutely assure you that our monitoring, procedures and policies will reduce certain lending risks or that our allowance for loan losses will be adequate to cover actual losses. In addition, as a result of the growth in our loan portfolio, loan losses may be greater than management’s estimates of the appropriate level for the allowance. Loan losses can cause insolvency and failure of a financial institution and, in such an event, our stockholders could lose their entire investment. In addition, future provisions for loan losses could materially and adversely affect our profitability. Any loan losses will reduce the loan loss allowance. A reduction in the loan loss allowance will be restored by an increase in our provision for loan losses. This would reduce our earnings, which could have an adverse effect on our stock price.

Our profitability depends on our ability to manage our balance sheet to minimize the effects of interest rate fluctuation on our net interest margin.

Our results of operations depend on the stability of our net interest margin, which is the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Interest rates, because they are influenced by, among other things, expectations about future events, including the level of economic activity, federal monetary and fiscal policy and geo-political stability, are not predictable or controllable. In addition, the interest rates we can earn on our loan and investment portfolios and the interest rates we pay on our deposits are heavily influenced by competitive factors. Community banks are often at a competitive disadvantage in managing their cost of funds compared to the large regional, super-regional or national banks that have access to the national and international capital markets. These factors influence our ability to maintain a stable net interest margin.

Our long-term goal is to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period so that we may reasonably predict our net interest margin; however, interest rate fluctuations, loan prepayments, loan production and deposit flows are constantly changing and influence our ability to maintain this neutral position. Generally speaking, our earnings will be more sensitive to fluctuations in interest rates the greater the variance in the volume of assets and liabilities that mature or re-price in any period. The extent and duration of the sensitivity will depend on the cumulative variance over time, the velocity and direction of interest rates, and whether we are more asset sensitive or liability sensitive. Accordingly, we may not be successful in maintaining this neutral position and, as a result, our net interest margin may suffer, which will negatively impact our earnings. Based on our asset and liability position at December 31, 2009, a rise or decline in interest rates would have limited impact on our net interest income in the short term

We rely heavily on our management team and the unexpected loss of any of those personnel could adversely affect our operations; we depend on our ability to attract and retain key personnel.

We are a client-focused and relationship-driven organization. We expect our future growth to be driven in a large part by the relationships maintained with our clients by our executive and senior lending officers. We have entered into an employment agreement with Mr. Rountree, President and Chief Executive Officer, Mr. Schwartz, Executive Vice President and Chief Operating and Financial Officer of the Company and Chief Executive Officer of Monarch Bank, E. Neal Crawford, Jr., Executive Vice President of the Company and President of Monarch Bank, and Edward O. Yoder, President of Monarch Mortgage. The existence of such agreements, however, does not necessarily ensure that we will be able to continue to retain their services. The other members of management do not currently have employment agreements to retain their services. The unexpected loss of key employees could have a material adverse effect on our business and possibly result in reduced revenues and earnings. Mr. Rountree has been treated for the past 18 years for various types of cancer, and he continues treatment and monitoring.

Also, our anticipated growth and success, in large part, will be due to the services provided by our mortgage banking officers and the employees of our residential mortgage division. The loss of services of one or more of these persons could have a material adverse effect on our operations, and our business could suffer. With the exception of Mr. Yoder, our mortgage loan originators are not a party to any employment agreement with us, and they could terminate their employment with us at any time and for any reason.

The implementation of our business strategy will also require us to continue to attract, hire, motivate and retain skilled personnel to develop new client relationships as well as new financial products and services. Many experienced banking professionals employed by our competitors are covered by agreements not to compete or solicit their existing clients if they were to leave their current employment. These agreements make the recruitment of these professionals more difficult. The market for these people is competitive, and we cannot assure you that we will be successful in attracting, hiring, motivating or retaining them.

Revenue from our mortgage banking operations are sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market, higher interest rates or new legislation and may adversely impact our profits.

Our mortgage banking division, Monarch Mortgage, has provided a significant portion of our consolidated revenue and maintaining our revenue stream in this segment is dependent upon our ability to originate loans and sell them to investors. Mortgage loan production levels are sensitive to changes in economic conditions and can suffer from decreased economic activity, a slowdown in the housing market or higher interest rates. Generally, any sustained period of decreased economic activity or higher interest rates could adversely affect Monarch Mortgage’s mortgage originations and, consequently, reduce its income from mortgage lending activities. In addition, new legislation, including proposed legislation that would require Monarch Mortgage to retain five percent of the credit risk of securitized exposures, could adversely affect its operations.

Deteriorating economic conditions may also cause home buyers to default on their mortgages. In certain of these cases where Monarch Mortgage has originated loans and sold them to investors, it may be required to repurchase loans or provide a financial settlement to investors if it is proven that the borrower failed to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor. Such repurchases or settlements would also adversely affect our net income.

Periods of rising interest rates will adversely affect our income from our mortgage division.

In periods of rising interest rates, consumer demand for new mortgages and re-financings decreases which in turn, adversely impacts our mortgage banking division. Currently, as a result of government actions and other economic factors related to the economic downturn and disruptions in the credit market, interest rates are at historically low levels. It is unknown how long interest rates will remain at these historically low levels and to the extent that market interest rates increase in the future, we will likely experience reductions in our mortgage banking income. Because interest rates depend on factors outside of our control, we cannot eliminate the interest rate risk associated with our mortgage operations.

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. As of December 31, 2009, $462.8 million, or 86.1% of our loans held for investment were secured by real estate (both residential and commercial). A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our clients’ ability to pay these loans, which in turn could negatively impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results.

Effective internal controls are necessary for us to provide reliable financial reports. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Any failure to maintain an effective system of internal controls could harm our operating results or cause us to fail to meet our reporting obligations.

We may not be able to successfully manage our growth or implement our growth strategies, which may adversely affect our results of operations and financial condition.

A key aspect of our business strategy is our continued growth and expansion. Our ability to continue to grow depends, in part, upon our ability to:

•	open new banking offices;

•	attract deposits to those locations; and

•	identify attractive loan and investment opportunities.

We may not be able to successfully implement our growth strategy if we are unable to identify attractive markets, locations or opportunities to expand in the future. Our ability to manage our growth successfully also will depend on whether we can maintain capital levels adequate to support our growth, maintain cost controls and asset quality and successfully integrate any new banking offices into our organization.

As we continue to implement our growth strategy by opening new banking and mortgage offices, we expect to incur construction costs and increased personnel, occupancy and other operating expenses. We generally must absorb those higher expenses while we continue to generate new deposits, and there is a further time lag involved in redeploying new deposits into attractively priced loans and other higher yielding earning assets. Thus, our plans to grow could depress our earnings in the short run, even if we efficiently execute this growth.

Difficult market conditions have adversely affected our industry.

Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of all types of loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced or ceased providing funding to borrowers. This tightening of credit has led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers, and lack of confidence in the financial markets have adversely affected our business and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

Current levels of market volatility are unprecedented.

The capital and credit markets have experienced volatility and disruption. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be affected adversely by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices insufficient to recover the full amount of the financial instrument exposure due to us. There is no assurance that any such losses would not materially and adversely affect our results of operations.

Recent legislative regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.

The Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008 to restore liquidity and stability to the financial system of the United States. The EESA authorizes the Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under the Troubled Asset Relief Program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury has allocated $250 billion towards the CPP. Under the CPP, the Treasury is purchasing equity securities from participating institutions, and in December 2008 we issued our Series A Preferred Stock to the Treasury pursuant to the CPP. We repurchased our Series A Preferred Stock from the Treasury in December 2009. EESA also increased federal deposit insurance on most deposit accounts from $100 thousand to $250 thousand. This increase is in place until the end of 2013 and is not covered by deposit insurance premiums paid by the banking industry. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted as a sweeping economic recovery package intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. There can be no assurance as to the actual impact that EESA or its programs, including the CPP, and ARRA or its programs, will have on the national economy or financial markets. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our financial condition, results of operation, liquidity or stock price.

The EESA and ARRA have been followed by numerous actions by the Federal Reserve, the U.S. Congress, Treasury, the Federal Deposit Insurance Corporation (the “FDIC”), the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system. The EESA, ARRA, and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition, and results of operations could be materially and adversely affected.

The impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and American Recovery and Reinvestment Act of 2009 and their implementing regulations, and actions by the FDIC, cannot be predicted at this time.

The programs established or to be established under EESA, ARRA and TARP may have adverse effects upon us. We may face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs may subject us to additional restrictions. Similarly, programs established by the FDIC under the systemic risk exception to the Federal Deposit Act, may have an adverse effect on us, whether we participate or not. Participation in the FDIC Temporary Liquidity Guarantee Program likely will require the payment of additional insurance premiums to the FDIC. We may be required to pay significantly higher FDIC premiums even if we do not participate in the FDIC Temporary Liquidity Guarantee Program because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC approved an increase of assessment rates by three basis points effective January 2011. The effects of participating or not participating in any such programs and the extent of our participation in such programs cannot reliably be determined at this time.

Our directors and executive officers own our common stock, and their interests may conflict with those of our other shareholders.

As of March 1, 2010, our directors and executive officers beneficially owned approximately 1,001,583 shares or 16.31% of our common stock. Accordingly, such persons will be in a position to exercise substantial influence over our affairs and may impede the acquisition of control by a third party. We cannot assure investors that the interests of our directors and executive officers will always align precisely with the interests of the holders of our common stock.

Our future success will depend on our ability to compete effectively in the highly competitive financial services industry.

The banking business is highly competitive, and we face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive financial services environment. Some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured state-chartered banks, national banks and federal savings institutions. As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various services. Some of these competitors are subject to similar regulation but have the advantages of larger established client bases, higher lending limits, extensive banking office networks, numerous ATMs, greater advertising-marketing budgets and other factors.

Competition in our target market area for loans to businesses, professionals and consumers is very strong. Most of our competitors have substantially greater resources and lending limits than us and offer certain services, such as extensive and established banking office networks and trust services that we cannot provide. Moreover, larger institutions operating in South Hampton Roads have access to borrowed funds at lower cost than is available to us. Several community banks are headquartered in our trade areas. Several regional and super-regional banks, as well as a number of large credit unions, also have banking offices in our market area. Competition among institutions for checking and saving deposits in the area is intense.

Our legal lending limit may limit our growth.

We are limited in the amount we can lend to a single borrower by the amount of our capital. Generally, under current law, we may lend up to 15% of the unimpaired capital and surplus, of Monarch Bank, to any one borrower. As of December 31, 2009, we were allowed to lend approximately $10.3 million to any one borrower and maintained an in-house limit of $9.0 million to any one borrower. This amount is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We can accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not efficient or always available. We may not be able to attract or maintain clients seeking larger loans or may not be able to sell participations in such loans on terms we consider favorable.

If our allowance for loan losses becomes inadequate, our results of operations may be adversely affected.

We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses in our loan portfolio. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of our clients relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed our current estimates. Rapidly growing loan portfolios are, by their nature, unseasoned. As a result, estimating loan loss allowances is more difficult, and may be more affected by changes in estimates, and by losses exceeding estimates, than more seasoned portfolios. Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in our loan portfolio, we cannot fully predict such losses or that our loan loss allowance will be adequate in the future. Excessive loan losses could have a material and adverse impact on our financial performance. Because of our growth strategy, we expect that our earnings will be negatively impacted by loan growth, which requires additions to our allowance for loan losses. Consistent with our loan loss reserve methodology, we expect to make additions to our loan loss reserve levels as a result of our growth strategy, which may affect our short-term earnings.

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

Our ability to operate profitably may depend on our ability to implement various technologies into our operations.

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

Our business strategy calls for continued growth. We anticipate that we will be able to support this growth through the generation of additional deposits at new banking locations as well as investment opportunities. However, we may need to raise additional capital in the future to support our continued growth and to maintain our capital levels. Our ability to raise capital through the sale of additional securities will depend primarily upon our financial condition and the condition of financial markets at that time. We may not be able to obtain additional capital in the amounts or on terms satisfactory to us. Our growth may be constrained if we are unable to raise additional capital as needed.

Continued growth may require raising additional capital which may dilute current stockholders’ ownership percentage.

In order to meet applicable regulatory capital requirements, we may, from time to time, need to raise additional capital to support continued growth. If selling our equity securities raises additional funds, the relative ownership interests of our existing stockholders would likely be diluted.

Regulatory Risks

Our need to comply with extensive and complex government regulation could have an adverse effect on our business.

The banking industry is subject to extensive regulation by state and federal banking authorities. Many of the banking regulations we are governed by are intended to protect depositors, the public or the insurance funds maintained by the FDIC, not stockholders. Banking regulations affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business. These requirements may constrain our rate of growth and changes in regulations could adversely affect us. The burden imposed by these federal and state regulations may place banks in general, and us specifically, at a competitive disadvantage compared to less regulated competitors. In addition, the cost of compliance with regulatory requirements could adversely affect our ability to reduce losses or operate profitably.

In addition, because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future nor the impact those changes may have on our operations. Although the U.S. Congress in recent years has sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, we fully expect that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.

The costs of being a public company are proportionately higher for small companies like us due to the requirements of the Sarbanes-Oxley Act.

The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. These regulations are applicable to us. We expect to experience increasing compliance costs, including costs related to internal controls and the requirement that our auditors attest to and report on management’s assessment of our internal controls, as a result of the Sarbanes-Oxley Act. The regulations apply to us in 2010. These necessary costs are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors.

Virginia law and the provisions of our articles of incorporation and bylaws could deter or prevent takeover attempts by a potential purchaser of our Common Stock that would be willing to pay you a premium for your shares of our Common Stock.

Our articles of incorporation and bylaws contain provisions that may be deemed to have the effect of discouraging or delaying uninvited attempts by third parties to gain control of us. These provisions include the division of our board of directors into classes with staggered terms, the ability of our board of directors to set the price, term and rights of, and to issue, one or more series of our preferred stock and the ability of our board of directors, in evaluating a proposed business combination or other fundamental change transaction, to consider the effect of the business combination on us and our stockholders, employees, customers and the communities which we serve. Similarly, the Virginia Stock Corporation Act contains provisions designed to protect Virginia corporations and employees from the adverse effects of hostile corporate takeovers. See “Description of Other Capital Stock.” These provisions reduce the possibility that a third party could affect a change in control without the support of our incumbent directors. These provisions may also strengthen the position of current management by restricting the ability of stockholders to change the composition of the board of directors, to affect its policies generally and to benefit from actions which are opposed by the current board of directors.

Item 1B.	Unresolved Staff Comments.

Not applicable

Item 2.	Properties.

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

4216 Virginia Beach Boulevard, Virginia Beach, VA (leased)

5225 Providence Road, Virginia Beach, VA (leased)

318 W. 21st Street, Norfolk, VA (leased)

150 Boush Street, Norfolk, Suite 100, VA (leased)

1635 Laskin Road, Virginia Beach, VA (opening Q1 2010, leased)

OBX Bank Offices

3708 North Croatan Highway, Kitty Hawk, NC (leased)

2520 South Croatan Highway, Nags Head, NC (land leased, building owned)

Monarch Mortgage Offices

2809 S. Lynnhaven Road, Suite 200, Virginia Beach, VA (leased) (headquarters)

750 Volvo Parkway, Chesapeake, VA (land leased, building owned)

320 W. 21st Street, Norfolk, VA (leased)

1320 Central Park Blvd, Suite 214 and 215, Fredericksburg, VA (leased)

114 North Main Street, Suffolk, VA (leased)

1801 Bayberry Court, Suite 201, Richmond, VA (leased)

10611 Balls Ford Road, Suite 130, Manassas, VA (leased)

3708 North Croatan Highway, Kitty Hawk, NC (leased)

1427 Military Cutoff Road, Suite 207, Wilmington, NC (leased)

7900 Matthews-Mint Hill Road, Suite 115, Charlotte, NC (leased)

2138 Priest Bridge Court, Suite 7, Crofton, MD (leased)

600 Jefferson Plaza, Suites 205 and 360, Rockville, MD (leased)

6301 Ivy Lane, Suite 206, Greenbelt, MD (leased)

3261 Old Washington Road, Suite 2020, Waldorf, MD (leased)

845 Quince Orchard Boulevard, Suite N, Gaithersburg, MD (leased)

4201 Northview Drive, Bowie, MD (leased)

224-A West Cambridge Avenue, Greenwood, SC (leased)

Monarch Capital Offices

150 Boush Street, Suite 201, Norfolk, VA (leased)

Coastal Home Mortgage Offices

2101 Parks Avenue, Suite 101, Virginia Beach, VA (leased)

Home Mortgage Solutions, LLC

5943 Harbour Park Drive, Suite B, Midlothian, VA (leased)

Item 3.	Legal Proceedings.

There are no legal proceedings pending against the Company.

Item 4.	Submission of Matters to a Vote for Security Holders.

There were no matters submitted to a vote of security holders during the three month period ending December 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is listed on the NASDAQ Capital Market under the symbol MNRK. As of March 1, 2010, there were 1,999 known holders of Common Stock.

The table below presents the high and low sales prices for our Common Stock for the past two years. Market values are shown per share and are based on the shares outstanding, on a split adjusted basis, for 2009 and 2008.

Market Price for Common Stock	2009
	High	Low
4th Quarter	$7.59	$6.00
3rd Quarter	8.99	6.40
2nd Quarter	9.00	4.00
1st Quarter	7.85	4.01

Market Price for Common Stock	2008
	High	Low
4th Quarter	$9.50	$6.33
3rd Quarter	10.30	6.50
2nd Quarter	11.25	9.25
1st Quarter	11.00	9.10

We have never declared a cash dividend on our Common Stock. We are subject to certain restrictions imposed by the reserve and capital requirements of Federal and Virginia banking statutes and regulations. The final determination of the timing, amount and payment of dividends is at the discretion of our board of directors and is dependent upon our and our subsidiaries’ earnings, principally Monarch Bank, our financial condition and other factors, including general economic conditions and applicable governmental regulations and policies. Thus, there can be no assurance of when, and if, we will pay cash dividends on our Common shares. On July 15, 2003, Monarch Bank completed a combined shareholder rights offering and public offering for a total of 947,232 shares of Common Stock in both offerings at an adjusted price of $7.89 per share. We raised approximately $7.0 million in the offerings after payment of expenses. On May 31, 2005, we sold 594,000 shares of Common Stock at $10.98 per share in a private offering, which raised approximately $6.5 million after the payment of expenses. In June 2008, we raised $6.8 million in capital through the sale of 774,110 shares of our Common Stock in two private placements at an average price of $9.31 per share. We did not repurchase any shares of our Common Stock during the three months ended December 31, 2009.

In November 2009, we issued $20.0 million in capital through the sale of 800,000 shares of Series B noncumulative convertible perpetual preferred stock in a public offering at a price of $25.00 per share.

Item 6.	Selected Financial Data.

The following consolidated summary sets forth our selected financial data for the periods and at the dates indicated. The selected financial data have been derived from our audited financial statements for each of the five years that ended December 31, 2009, 2008, 2007, 2006 and 2005.

	At or For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except ratios and per share amounts)
Balance Sheet Data:
Assets	$689,569	$597,198	$503,164	$407,720	$331,174
Loans held for investment (HFI), net of unearned income	528,400	496,666	415,177	318,028	260,581
Deposits	540,039	496,086	389,704	314,113	273,073
Total common stockholders’ equity	47,908	45,077	36,548	34,009	29,796
Total stockholders’ equity	67,908	59,777	36,548	34,009	29,796
Average shares outstanding, basic (1)	5,661,284	5,213,096	4,814,738	4,759,448	4,388,720
Average shares outstanding, diluted (1)	5,784,592	5,292,232	5,019,221	5,026,364	4,583,951
Results of Operations:
Interest Income	$32,518	$30,867	$30,939	$25,110	$15,527
Interest Expense	10,421	14,716	14,487	10,861	5,507
Net Interest Income	22,097	16,151	16,452	14,249	10,020
Provision for loan losses	5,184	5,014	976	559	915
Net interest income after provision for loan losses	16,913	11,137	15,476	13,690	9,105
Non-interest income	35,634	19,860	8,192	3,615	3,161
Securities losses	—	(56)	—	(29)	(11)
Non-interest expenses	45,034	29,023	18,812	11,870	9,088
Income before income taxes	7,513	1,918	4,856	5,406	3,167
Income tax expense	2,453	505	1,533	1,786	1,065
Net income	5,060	1,413	3,323	3,620	2,102
Net income attributable to noncontrolling interests	(204)	(281)	(165)	6	—
Net income attributable to Monarch Financial Holdings, Inc.	4,856	1,132	3,158	3,626	2,102
Accretion of discount	219	—	—	—	—
Dividends on preferred stock	844	25	—	—	—
Net income available to common stockholders	3,793	1,107	3,158	3,626	2,102
Per Common Share Data:
Net income, basic	$0.67	$0.21	$0.66	$0.76	$0.48
Net income, diluted	0.66	0.21	0.63	0.72	0.46
Book value at period end	8.17	7.86	7.57	7.02	6.31
Tangible book value at period end	7.90	7.55	7.17	7.02	6.30
Asset Quality Ratios:
Non-performing assets to total assets	1.40%	1.35%	0.08%	0.02%	0.00%
Non-performing loans to period end loans (HFI)	1.40%	1.49%	0.10%	0.03%	0.00%
Net Charge-offs (recoveries) to average loans	0.76%	0.20%	0.06%	0.00%	0.01%
Allowance for loan losses to period-end loans (HFI)	1.73%	1.59%	0.95%	1.01%	1.02%
Allowance for loan losses to nonperforming loans	123.15%	107.19%	958.07%	3267.68%	N/A
Selected Ratios :
Return on average assets	0.75%	0.20%	0.76%	1.05%	0.82%
Return on average equity	7.55%	2.66%	8.86%	11.38%	8.14%
Efficiency ratio (2)	77.70%	80.20%	76.33%	66.55%	69.01%
Noninterest income to operating revenue (3)	61.72%	55.08%	33.24%	20.10%	23.92%
Net interest margin (tax adjusted)	3.64%	3.15%	4.27%	4.43%	4.15%
Equity to assets	9.85%	10.01%	7.26%	8.34%	9.00%
Tangible common shareholders’ equity to tangible assets	6.73%	7.27%	6.90%	8.34%	9.00%
Tier 1 risk-based capital ratio	12.97%	13.53%	9.22%	12.18%	9.86%
Total risk-based capital ratio	14.23%	14.79%	10.05%	13.07%	10.74%

(1)	Amounts have been adjusted to reflect all Common Stock splits and dividends as of December 31, 2009.
(2)	The efficiency ratio is a key performance indicator of the Company’s industry. We monitor this ratio in tandem with other key indicators for signals of potential trends that should be considered when making decisions regarding strategies related to such areas as asset liability management, business line development, and growth and expansion planning. The ratio is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income, net of any securities gains or losses. It is a measure of the relationship between operating expenses to earnings. See “Critical Accounting Policies” on page 45 for additional information.
(3)	Operating revenue is defined as net interest income plus non-interest income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Risks and Cautionary Statement Concerning Forward Looking Statement.

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

Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a number of factors. Factors that may cause actual results to differ materially from those expected include the following:

•	changes in interest rates;

•	changes in economic conditions in our market area;

•	greater loan losses than anticipated;

•	the effect on us and our industry of difficult market conditions, unprecedented volatility and the soundness of other financial institutions;

•	the effect of recent legislative regulatory initiatives;

•	our ability to compete effectively in the highly competitive financial services industry;

•	the effect of our concentration in loans secured by real estate;

•	the adequacy of our allowance for loan losses;

•	our ability to obtain additional capital in the future on terms that are favorable;

•	other factors described under “Risk Factors” above.

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements.

OVERVIEW

The purpose of this discussion is to provide information about the major components of our results of operations and financial condition, liquidity and capital resources. The discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes to assist in the evaluation of our 2009 performance.

We generate a significant amount of our income from the net interest income earned by Monarch Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. Monarch Bank’s cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on non-accrual loans and the amount of additions to the allowance for loan losses.

We also generate income from non-interest sources. Non-interest income sources include bank related service charges, fee income from residential and commercial mortgage sales, fee income from the sale of investment and insurance services, income from bank owned life insurance (“BOLI”) policies, as well as gains or losses from the sale of investment securities.

ANALYSIS OF OPERATING RESULTS

NET INCOME

Our consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, after all significant intercompany transactions have been eliminated. Net income attributable to our noncontrolling interests of $204,025, $281,230 and $164,582, respectively, are deducted for the years ended December 31, 2009, 2008 and 2007, after the income tax provision, to arrive at net income attributable to Monarch Financial Holdings, Inc. The ensuing references and ratios are related to net income attributable to Monarch Financial Holdings, Inc., (hereon referred to as “net income”) after net income attributable to noncontrolling interest has been deducted.

	Year Ended December 31,
	2009	2008	2007
Income before taxes	7,512,667	1,918,613	4,856,065
Income tax provision	(2,452,970)	(504,500)	(1,533,309)

Net income	5,059,697	1,414,113	3,322,756
Less: Net income attributable to noncontrolling interest	(204,025)	(281,230)	(164,582)

Net income attributable to Monarch Financial Holdings, Inc.	$4,855,672	$1,132,883	$3,158,174

We reported net income for December 31, 2009 of $4,855,672, compared to $1,132,883 and $3,158,174 for December 31, 2008 and December 31, 2007, respectively. Our basic and diluted earnings per share were $0.67 and $0.66, respectively, at December 31, 2009. Basic and diluted earnings per share were $0.21 for December 31, 2008, and $0.66 and $0.63, respectively, for the year ended December 31, 2007.

Two important and commonly used measures of profitability are return on assets (net income as a percentage of average total assets) and return on shareholders’ equity (net income as a percentage of average common shareholders’ equity). Our returns on average assets were 0.75%, 0.20% and 0.76% for the years ended December 31, 2009, 2008 and 2007, respectively. The returns on average shareholders’ equity were 7.55%, 2.66% and 8.86% for the same time periods.

Our net income for the year ended December 31, 2009 of $4,855,672 was a new company record. It represented an increase of 328.6% compared to 2008 and 53.8% compared to 2007. There were three contributing factors to the improvement in net income; net interest income growth, noninterest income growth and, to a lesser degree, controlled noninterest expense relative to income growth.

Net interest income increased $5.9 million in 2009 compared to 2008 and $5.6 million compared to 2007. The primary source of net interest income growth in 2009 was an approximate $4 million decrease in interest expense coupled with a $1.6 million increase in interest income. Net interest income had been relatively flat, at $16.2 million and

$16.4 million, respectively in 2008 and 2007, with both interest income and interest expense showing little movement. This notable shift in net interest income is attributable to the lengthening of a lower but stable rate environment which has allowed us, through time, to re-price both interest bearing assets and interest bearing liabilities to more profitable levels.

Non-interest income increased $15.8 million to $35.6 million in 2009, compared to $19.8 million in 2008, which was $11.6 million higher than our 2007 non-interest income of $8.2 million. High production and market expansion of Monarch Mortgage, our mortgage division, is the primary source of this growth.

Non-interest expenses increased $16.0 million to $45.0 million in 2009, compared to $29.0 million in 2008, which was $10.2 million higher than $18.8 million in non-interest expense in 2007. The majority of these increases were in salaries and benefits, loan origination expenses, FDIC insurance and occupancy.

Provision for loan losses, which had a major impact on our earnings in 2008, increased nominally to $5.2 million in 2009 compared to $5.0 million in 2008. Based on historical loan portfolio performance, our provision prior to 2008 was less than $1.0 million. This amount increased 413% or $4.0 million in 2008 compared to 2007, and remains in that range, due to managements’ assessment of the impact of deteriorating economic conditions.

The net effect on 2009 pre-tax and pre-noncontrolling interest income was an increase of 291.6% or $5,594,054 to $7,512,667 compared to $1,918,613 in 2008, which was a 60.5% or $2,937,452 decrease compared to $4,856,065 in 2007.

NET INTEREST INCOME

Net interest income, a significant source of revenue, is the excess of interest income over interest expense. Net interest income is influenced by a number of factors, including the volume of interest-earning assets and interest-bearing liabilities, the mix of interest-earning assets and interest-bearing liabilities, the interest rates earned on earning assets, and the interest rates paid to obtain funding to support the assets.

Net interest income was $22,096,501 for the year ended December 31, 2009. This represents a marked improvement over both 2008 and 2007 when net interest income was $16,151,349 and $16,452,481, respectively.

In the wake of historically low rates and compared to the two prior years, the year ended December 31, 2009 has been relatively stable. We appear to be at, or near, the bottom of a period of economic downturn that began late in 2007. At that time, the Federal Reserve Open Market Committee (FOMC), which sets the federal funds rate, began to decrease target funds in an effort to stabilize the economy and head-off a recession. To that end they decreased the target funds rate three times for a total of 100 basis points between September and December of 2007 and an additional five times in 2008 for an additional 400 basis points, which has resulted in the historically low federal funds rate of 0.25%, in December 2008. The federal funds target rate has remained at 0.25% throughout 2009 and Wall Street Journal Prime (“WSJP”), which moves in tandem with the federal funds target rate, has held at 3.25%.

We have utilized this period of stability to reengineer our portfolio with regard to product mix and interest rate. In 2007 and 2008, our margin was severely compressed because we were asset-sensitive, which meant, that our interest income producing products (assets) were re-pricing to lower levels at a quicker pace than the underlying products used to fund those assets. Our largest segment of interest earning assets is our loan portfolio, the majority of which is historically indexed off of WSJP and set to re-price quickly. Over the past fifteen months, we have negotiated a majority of our commercial and mortgage loans to include rate “floors” which limit how low an interest rate can go, despite how a loan is indexed. In addition, we have renegotiated the price of our interest bearing liabilities to lower and longer terms which will be favorable to us in the future when rates begin to rise. The goal of these changes is to move us away from asset-sensitivity to a more neutral funding position.

Total interest income was $32,517,659 in 2009 compared to $30,867,332 in 2008 and $30,939,106 in 2007. Establishing floors, which are the contractually defined minimum rate that can be charged on variable rate loans, is one of the ways a traditionally asset sensitive lender can neutralize that sensitivity and buffer the impact of falling rates. Another alternative to establishing floors is to offer fixed term loans with shortened maturities and a slightly higher rate, to allow for more frequent re-pricing that is less market sensitive. Interest and fees on loans are the largest component of our interest income. At December 31, 2009, $244.5 million, or 93% of our commercial and real estate loans, excluding the majority of our home equity line loans, were either fixed rate loans with maturities of a year or less or floors, with an average yield of 5.96% compared to 68%, or $182.1 million at an average rate of 5.56% at December 31, 2008.

Total interest expense was $10,421,158 for the year ended December 31, 2009, compared to $14,715,983 and $14,486,625, respectively for 2008 and 2007. Interest bearing deposits represent 87% of interest bearing liabilities, and in both 2009 and 2008, time deposits represent roughly 61% of interest bearing deposits. Through maturity re-pricing, the average cost of our time deposits have declined from 4.91% in 2007 to 3.82% in 2008 and 2.62% in 2009, while average maturities have been extended from 6 months in 2008 to 1 year in 2009.

Additional analysis with regard to interest income will reference the following tables. For discussion purposes, our “net interest income analysis” and our “changes in net interest income (rate/volume analysis)” tables are adjusted to include tax equivalent income on bank owned life insurance (BOLI) that is not in compliance with Generally Accepted Accounting Principles (GAAP). The following table is a reconciliation of our income statement presentation to these tables.

RECONCILIATION OF NET INTEREST INCOME TO TAX EQUIVALENT NET INTEREST

INCOME

	For the Years Ended December 31,
Non-GAAP	2009	2008	2007
Interest income
Total interest income	$32,517,659	$30,867,332	$30,939,106
Bank owned life insurance	261,853	244,034	246,514
Tax equivalent adjustment (34% tax rate)	134,894	125,715	126,992

Adjusted income on earning assets	32,914,406	31,237,081	31,312,612

Interest expense
Total interest expense	10,421,158	14,715,983	14,486,625

Net interest income-adjusted	$22,493,248	$16,521,098	$16,825,987

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

Our net yield on earning assets or net interest margin, which is calculated by dividing net interest income by average earning assets, was 3.64% in 2009 compared to 3.15% and 4.27% in 2008 and 2007, respectively. Our earning asset yield decreased 63 basis points in 2009 to 5.32% compared to a 200 basis point decrease to 5.95% in 2008 from the 2007 rate of 7.95%. During the same periods liability costs were 2.07% in 2009, 3.32% and 4.53% in 2008 and 2007, respectively, for a decline of 125 basis points in 2009 compared to a 121 basis point decline in 2008. Our interest rate spread, which is the difference between the average yield on earning assets and the average cost on interest bearing liabilities, was 3.24% in 2009, compared to 2.62% in 2008 and 3.42% in 2007. The result of these changes is a 49 basis point improvement in margin for 2009 compared to a 112 basis point compression in 2008. Comparing the three year decrease of 263 basis points in our earning asset yield to the decrease in the index reveals that we have been able to soften, through portfolio management strategies, the effect of the 500 basis point WSJP rate decline. From the cost side, we have lowered rates and lengthened maturities to help buffer the impact of a potential increase in rates.

Table 1 - NET INTEREST INCOME ANALYSIS

(in thousands)

The following is an analysis of net interest income, on a taxable equivalent basis.

	2009			2008 (1)			2007 (1)
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Loans:
Commercial	$223,508	$13,834	6.19%	$207,492	$14,700	7.08%	$156,567	$12,798	8.17%
Mortgage	159,950	9,291	5.81%	152,759	9,398	6.15%	139,038	11,527	8.29%
Consumer	204,972	9,036	4.41%	136,571	6,006	4.40%	72,763	5,732	7.88%

Total loans	588,430	32,161	5.47%	496,822	30,104	6.06%	368,368	30,057	8.16%

Securities:
Federal agencies	5,175	186	3.59%	10,013	383	3.83%	10,043	439	4.37%
Mortgage-backed	688	28	4.07%	906	38	4.19%	1,380	56	4.06%
State and municipal	—	—	0.00%	—	—	0.00%	—	—	0.00%
Other securities	500	21	4.20%	1,659	63	3.80%	2,091	76	3.63%

Total securities	6,363	235	3.69%	12,578	484	3.85%	13,514	571	4.23%

Restricted stock and deposits in other banks	16,408	122	0.74%	8,639	279	3.23%	5,524	310	5.61%

Bank owned life insurance	6,914	396	5.73%	6,661	370	5.55%	6,417	374	5.83%

Total interest-earning assets	618,115	32,914	5.32%	524,700	31,237	5.95%	393,823	31,312	7.96%

Less: Allowance for loan losses	(8,737)			(4,526)			(3,546)
Other non-earning assets	39,978			33,898			24,103

Total assets	$649,356			$554,072			$414,380

Liabilities and Shareholders’ Equity
Deposits:
Demand	$16,966	68	0.40%	$16,364	152	0.93%	$10,549	25	0.24%
Money market	127,724	1,595	1.25%	123,542	3,203	2.59%	144,964	6,363	4.39%
Savings	28,512	351	1.23%	9,509	115	1.21%	5,982	35	0.59%
Time	266,206	6,974	2.62%	240,648	9,203	3.82%	120,352	5,913	4.91%

Total deposits	439,408	8,988	2.05%	390,063	12,673	3.25%	281,847	12,336	4.38%

Other borrowings	64,214	1,433	2.23%	53,556	2,043	3.81%	37,927	2,150	5.67%

Total interest-bearing liabilities	503,622	10,421	2.07%	443,619	14,716	3.32%	319,774	14,486	4.53%

Demand deposits	73,978			65,607			58,104
Other liabilities	8,078			2,234			861
Shareholders’ equity	63,678			42,612			35,641

Total liabilities and Shareholders’ equity	$649,356			$554,072			$414,380

Interest rate spread			3.24%			2.63%			3.43%

Net yield on earning assets			3.64%			3.15%			4.27%

Reconcilement to GAAP
Net interest income tax equivalent		22,493			16,521			16,826
Less: Taxable equivalent adjustment		134			126			127
Less: BOLI interest income		262			244			247

		$22,097			$16,151			$16,452

(1)	Loans held for sale of $25,650,277 and interim interest income (from the date of loan closing to investor funding ) of $1,320,084 have been reclassed from mortgage banking income to interest income and fees on consumer loans for December 31, 2008 to be consistent with the presentation for December 31, 2009. Loans held for sale of $2,741,323 and interim interest income of $186,592 have been reclassified from mortgage banking income to interest income and fees on consumer loans for December 31, 2007 to be consistent with the presentation for December 31, 2008.

Table 2 presents changes in net interest income in a rate/volume analysis format. The goal of a rate/volume analysis is to compare two or more earning periods to determine whether the difference between the results of those periods is due to changes in rate, or volume, or some combination of the two. This is achieved through a “what if” analysis. We calculate what the potential income would have been in the new period if the prior period rate had remained unchanged, and compare that result to what the potential income would have been in the prior period if the current rates were in effect. Through the analysis of these income potentials, we are able to determine how much of the dollar change between periods is due to the impact of differing rates and how much is volume driven. Net interest income has been adjusted to include income from BOLI.

Our net interest income improved in 2009 compared to 2008 due to contributions of rate and volume. Changes in rate provided additional income of $3.1 million or 52% of income growth and increased volume provided an additional $2.9 million, for a rounded increase of $6.0 million. Comparing 2008 to 2007, net interest income declined $305 thousand as changes in rate reduced income $4.0 million, outpacing growth contributions of $3.7 million.

Analysis of the interest income component of 2009 compared to 2008 net interest income reveals that asset growth was the primary driver of income, contributing a potential $4.5 million, while declining rates reduced that potential by $2.8 million for a net benefit of $1.7 million. Asset growth was in average loans which increased $91.6 million over prior year. Comparing 2008 to 2007 for interest income, declining rates reduced income potential by $8.6 million offsetting potential growth benefits of $8.5 million for a $75 thousand reduction in interest income.

Consumer loan income contributed $3.0 million from loan growth and $15 thousand from rate increases to interest income in the year ended December 31, 2009. Included in our consumer loans are home equity loans and our loans held for sale. In 2009 activity in our loans held for sale, which consist of pre-sold mortgage loans that have been funded and are awaiting investor purchase was at a record high with closings of $1.2 billion. Most of these loans are held for 30 days or less. During the year ended December 31, 2008 the income contribution from consumer loans was significantly less, at $274 thousand. Growth in consumer loans provided an income potential of $3.6 million that was nearly offset by a $3.3 million decline in income potential from falling rates related to our home equity loans, which are WSJP indexed and at that time did not carry rate floors.

Lower interest expense was the greatest source of the increase in net interest income in 2009 compared to 2008, with savings due to lower rates creating the potential expense reduction of $5.9 million to income while additional growth reduced that reduction potential by $1.6 million. Deposits, which are the primary source of interest expense, grew an average of $49.3 million in 2009 at a potential cost of $1.2 million which was more than offset by a $4.9 million savings potential due to rate reductions. In comparing 2008 to 2007 reductions in interest expense on deposits, lower rates contributed a potential $3.7 million in savings but average growth of $108.2 million created $4.0 million in additional expense for an increase in interest expense on deposits of $337 thousand.

When comparing 2009 to 2008, the greatest savings in interest expense was in our time deposits. In spite of an average $25.6 million in time deposit growth which created a potential $900 thousand in additional interest expense, we were able to achieve a potential savings due to lower rates of $3.1 million for a net savings of $2.2 million. Money market accounts increased an average of $4.2 million in 2009 for a potential interest expense increase of $105 thousand but lower interest rates created a potential savings of $1.7 million for a net savings of $1.6 million. In 2008, declining money market balances coupled with declining rates provided an interest expense savings of $3.2 million that was offset by significant growth in time deposits. Average growth in time deposits in 2008 was $120.3 million for a potential increase in interest expense of $4.8 million that outpaced the savings potential of $1.5 million from rate for an actual increase in time deposit interest expense of $3.3 million.

Table 2 - CHANGES IN NET INTEREST INCOME (RATE/VOLUME ANALYSIS)

(in thousands)

	2009 vs 2008			2008 vs 2007
	Interest Increase (Decrease)	Change Attributable to		Interest Increase (Decrease)	Change Attributable to
		Rate	Volume		Rate	Volume
Interest income
Loans:
Commercial	$(866)	$(1,946)	$1,080	$1,902	$(1,867)	$3,769
Mortgage	(107)	(538)	431	(2,129)	(3,185)	1,056
Consumer	3,030	15	3,015	274	(3,276)	3,550

Total loans	2,057	(2,469)	4,526	47	(8,328)	8,375

Securities:
Federal agencies	(197)	(22)	(175)	(56)	(55)	(1)
Mortgage-backed	(10)	(1)	(9)	(18)	2	(20)
Other securities	(42)	6	(48)	(13)	3	(16)

Total securities	(249)	(17)	(232)	(87)	(50)	(37)

Restricted stock and deposits in other banks	(157)	(304)	147	(31)	(163)	132
Bank owned life insurance	26	12	14	(4)	(18)	14

Total interest income	$1,677	$(2,778)	$4,455	$(75)	$(8,559)	$8,484

Interest expense
Deposits:
Demand	$(84)	$(89)	$5	$127	$107	$20
Money market	(1,608)	(1,713)	105	(3,160)	(2,322)	(838)
Savings	236	2	234	80	52	28
Time	(2,229)	(3,129)	900	3,290	(1,548)	4,838

Total deposits	(3,685)	(4,929)	1,244	337	(3,711)	4,048
Other borrowings	(610)	(962)	352	(107)	(831)	724

Total interest expense	(4,295)	(5,891)	1,596	230	(4,542)	4,772

Net interest income	$5,972	$3,113	$2,859	$(305)	$(4,017)	$3,712

MARKET RISK MANAGEMENT

We spend a great deal of time focusing on the management of the balance sheet to maximize net interest income. Our primary component of market risk is interest rate volatility, and our primary objectives for managing interest rate volatility are to identify opportunities to maximize net interest income while ensuring adequate liquidity and carefully managing interest rate risk. The Asset/Liability Management Committee (“ALCO”), which is composed of executive officers, is responsible for:

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

Interest rate sensitivity analysis presents the amount of assets and liabilities that are estimated to reprice through specified periods if there are no changes in balance sheet mix. The interest rate sensitivity analysis in Table 3 reflects our assets and liabilities on December 31, 2009 that will either be repriced in accordance with market rates, mature or are estimated to mature early or prepay within the periods indicated. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time. Interest-bearing demand deposits and money market balances are considered interest sensitive for 50% of the outstanding balances. Management believes this structure makes for a more accurate and meaningful view of our interest sensitivity position.

As illustrated in the table, Monarch appears asset-sensitive for three months or less, primarily due to loan products that are identified as having adjustable rates. However, this asset-sensitivity has been mitigated by floors that have been placed on the majority of our adjustable rate commercial and real estate loan portfolio. To balance this, we have also kept a portion of the maturities on our borrowings short, allowing for pricing flexibility.

Table 3 - INTEREST RATE SENSITIVITY ANALYSIS

(in thousands)

	December 31, 2009
	3 Months or Less	> 3 Months to 1 Year	> 1 Year to 3 Years	> 3 Years to 5 Years	> 5 Years	Total
Interest sensitive assets:
Interest bearing deposits and Federal funds sold	$17,222	$—	$—	$—	$—	$17,222
Securities	—	—	1,555	5,329	306	7,190
Loans	344,900	50,741	81,662	47,829	12,568	537,700
Bank Owned Life Insurance	—	—	—	—	7,050	7,050

Total interest sensitive assets	362,122	50,741	83,217	53,158	19,924	569,162

Interest sensitive liabilities:
NOW and savings deposits	21,242	—	—	—	21,241	42,483
Money market deposits	78,655	—	—	—	78,654	157,309
Time deposits	70,347	89,791	97,280	6,151	509	264,078
Other borrowings	64,609	75	200	10,200	1,075	76,159

Total interest sensitive liabilities	234,853	89,866	97,480	16,351	101,479	540,029

Interest sensitivity gap	$127,269	$(39,125)	$(14,263)	$36,807	$(81,555)	$29,133

Cumulative interest sensitivity gap	$127,269	$88,144	$73,881	$110,688	$29,133

Percentage cumulative gap to total interest sensitive assets	22.4%	15.5%	13.0%	19.4%	5.1%

Because of inherent limitations in interest rate sensitivity analysis, ALCO uses more sophisticated interest rate risk measurement techniques. Simulation analysis is used to subject the current repricing conditions to rising and falling interest rates in increments and decrements of 1%, 2% and 3% to determine how net interest income changes for the next twelve months. ALCO also measures the effects of changes in interest rates on MVE by discounting future cash flows of deposits and loans using new rates at which deposits and loans would be made to similar depositors and borrowers. Market value changes in the investment portfolio are estimated by discounting future cash flows and using duration analysis. Loan and investment security prepayments are estimated using current market information. Table 4 shows the estimated impact of changes in interest rates up and down 1%, 2% and 3% on net interest income and on MVE as of December 31, 2009 (in thousands).

The projected changes in net interest income to changes in interest rates at December 31, 2009 were in compliance with established guidelines for both increases and decreases of 1%, 2% and 3%. The projected changes in MVE to changes in interest rates at December 31, 2009, were in compliance with established policy guidelines for increases of 1%, 2% and 3%, and decreases in rate of 3%, as well. However, the projected changes in income were not in compliance for a decrease in rate of 1% or 2%. These projected changes in the MVE model are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

The positive gap in the interest rate sensitivity analysis indicates that our net interest income would rise if rates increase and fall if rates decline. The simulation analysis supports the actions that management has made with regard to the introduction of rate floors and short term fixed pricing on loans coupled with deposit rate and term adjustments to position the Company in a rate neutral position. We continue to focus on compliance through the tightening of lending guidelines and the establishment of floors for certain products.

Table 4 - CHANGE IN NET INTEREST INCOME AND

MARKET VALUE OF PORTFOLIO EQUITY

Change in Interest Rates(1)	Changes in Net Interest Income (2)		Changes in Market Value of Portfolio Equity (3)
	Amount	Percent	Amount	Percent

Up 3%	$784	2.87%	$4,203	5.63%
Up 2%	206	0.75	2,672	3.58
Up 1%	4	0.01	1,307	1.75
Down 1%	386	1.41	(4,474)	(6.00)
Down 2%	(156)	(0.57)	(7,727)	(10.35)
Down 3%	(177)	(0.65)	(7,736)	(10.36)

(1)	Our simulation model makes assumptions including the slope and timing of rate increases, the rates that drive certain financial instruments, prepayment assumption, etc.
(2)	Represents the difference between estimated net interest income for the next 12 months in the current rate environment.
(3)	Represents the difference between market value of portfolio equity in the current interest rate environment.

NON-INTEREST INCOME

Non-interest income increased $15,830,072 or 79.9% in 2009 when compared to 2008, which had increased $11,611,718 or 141.8% over 2007. The following table lists the major components of non-interest income for December 31, 2009, 2008 and 2007.

	December 31,
	2009	2008	2007
Mortgage banking income	$32,476,932	$16,471,341	$4,965,382
Investment and insurance commissions	749,422	1,277,608	1,130,594
Service charges and fees	1,501,690	1,370,229	1,159,253
Security losses, net	—	(56,428)	—
Loss on sale of other real estate, net	(41,844)	(31,244)	—
Bank owned life insurance income	261,853	244,034	246,514
Title company income	308,772	230,214	61,466
Gain on sale of assets, net	302,269	16,192	586,234
Other	75,163	282,239	43,024

	$35,634,257	$19,804,185	$8,192,467

Mortgage banking income represents fees from originating and selling residential mortgage loans as well as commercial mortgages through Monarch Mortgage and our subsidiary, Monarch Capital, LLC. Monarch Mortgage, our residential mortgage division, was reorganized and expanded in June 2007, making 2008 its first full year of operations. 2009 was a record year for Monarch Mortgage with total dollar volume of $1,186,494,141 compared to $577,009,434 in 2008 and $196,916,302 in 2007. The total number of loans closed was 4,613 in 2009 compared to 2,208 loans in 2008 and 826 in 2007.

Investment and insurance commissions decreased $528,186 or 41.3% in 2009. Income for the year has been adversely impacted by economic conditions coupled with a change in Company focus. In August 2009, we sold our 51% ownership interest in Virginia Asset Group, LLC (VAG) to the minority shareholder. We continue to offer investment services, on a smaller scale, through our investment division, Monarch Investments. A non-recurring gain of $125,000 was included in our investment and insurance commissions in 2008 due to the merger of the broker-dealer, BI Investments, LLC, into Infinex Financial, LLC. Following this merger, Monarch Investment, LLC, owns a 1.72% interest in Infinex Financial, LLC.

Service charges continued to grow with deposits. The fees charged in connection with our overdraft/NSF program, which allows retail clients to overdraw their accounts without the negative stigma associated with a returned check, also increased. This program was initiated in 2004 with broad customer acceptance. Recent changes by the Federal Reserve to Regulation E that will limit the ability of banks to charge fees for paying overdrafts caused by ATM and debit card transactions could have a negative impact on this program in the future. Service charge pricing on deposit accounts is typically reevaluated annually to reflect current costs and competition.

There were no security gains or losses in 2009. Net security losses in 2008 were related primarily to the sale of a poorly performing corporate debt security in the fourth quarter which carried a loss of $71,158. Gains related to rate calls on discounted securities totaled $14,730 in 2008.

The net loss on other real estate in 2009 was the result of the write-down of two foreclosed properties of $224,750 offset by a net gain of $182,906 on the sale of ten additional foreclosed properties. In 2008 we sold three foreclosed properties for a net loss of $31,244. There were no gains or losses to report in 2007. 2008 was the first year we had foreclosed properties.

In October 2005 we purchased $6,000,000 in bank owned life insurance (“BOLI”) that has resulted in income and commissions in each of the three years presented. Income from BOLI is not subject to tax. The tax-effective income earnings from BOLI are $396,747 in 2009, and $369,750 in 2008 and $373,505 in 2007.

Title income continued to increase in 2009 with the increased levels of loan closings during the year. It had increased notably in 2008 due to our newly formed title company, Real Estate Security Agency, LLC. Our wholly owned subsidiary, Monarch Investment, LLC, owns 75% of this new company with 25% owned by TitleVentures, LLC. Prior year’s income was from our minority interest in Bankers Title of Central Virginia, LLC, a joint venture with the Virginia Bankers’ Association and many other community banks in Virginia which we sold in 2007.

In June 2009, we sold two parcels of land on Hanbury Road, attached to our Great Bridge office for a gain of $302,269. In 2007 the Company entered into a sale-leaseback agreement on its Lynnhaven banking office that resulted in a total gain of $1,406,038. In compliance with GAAP, $817,257 of that gain was deferred and is being amortized over the life of the lease. The yearly reportable gain of $163,452 has been included in non-interest income for 2009, 2008 and 2007.

Other income represents a variety of nominal recurring and non-recurring activities and transactions that have occurred throughout the year.

NON-INTEREST EXPENSE

Non-interest expense for 2009 was $45,034,344 compared to $29,022,845, and $18,812,405, for 2008 and 2007, respectively. The following table lists the major components of non-interest expense for December 31, 2009, 2008 and 2007.

	Year Ended December 31,
	2009	2008	2007
Salaries and employee benefits	$30,832,738	$19,008,912	$12,483,022
Loan origination expenses	3,798,963	1,922,651	725,655
Occupancy expenses	2,526,652	2,119,648	1,386,630
Furniture and equipment expense	1,344,398	1,281,804	802,203
FDIC insurance	1,290,073	298,019	166,848
Data processing services	781,681	669,135	628,839
Professional fees	496,852	453,998	410,575
Stationary and supplies	456,150	376,266	340,591
Telephone	445,382	399,894	264,690
Virginia Franchise Tax	444,278	316,104	268,495
Marketing expense	304,495	350,163	297,877
Postage	276,345	202,649	112,137
ATM expense	246,084	237,801	202,196
Amortization of intangible assets	178,572	178,572	74,401
Other	1,611,681	1,207,229	648,246

	$45,034,344	$29,022,845	$18,812,405

Expenses that had the highest dollar increase year-over year are broken out by dollar increase and percentage change below.

	Year Ended December 31,
	2009 vs. 2008		2008 vs 2007
	Dollars	Percentage	Dollars	Percentage
Salaries and employee benefits	$11,823,826	62.2%	$6,525,890	52.3%
Loan origination expenses	1,876,312	97.6%	1,196,996	165.0%
FDIC insurance	992,054	332.9%	131,171	78.6%
Occupancy expenses	407,004	19.2%	733,018	52.9%
Virginia Franchise Tax	128,174	40.5%	47,609	17.7%
Data processing	112,546	16.8%	40,296	6.4%
Stationary and supplies	79,884	21.2%	35,675	10.5%
Postage	73,696	36.4%	90,512	80.7%

In all periods presented, the majority of the increase in expense growth was due to increased staffing and higher benefits costs. Our expansion of mortgage operations continued in 2009 with the addition of 6 offices. In addition we opened a banking office, hired additional lenders and support staffing which has increased the number of our employees by 110. At December 31, 2009, we employed a total of 405 full and part-time employees compared to 295 and 254 at year-end 2008 and 2007, respectively. In addition, higher production related commissions and compensation related benefits such as social security taxes and Medicare taxes expenses have contributed to the increase.

The expansion of our mortgage operations has been the major contributor to the growth in loan expense. Costs associated with underwriting and processing mortgage loans at our current volume are significant. Additionally, expense related to the shipping of mortgage loan packages to secondary market investors has had an impact on postage. Bank related loan expense decreased in 2009 due to lower loan volume.

Federal Deposit Insurance Corporation (“FDIC”) insurance expense increased significantly in 2009 due to external factors in the banking sector. The FDIC is an independent agency of the United States Government that provides insurance on all bank deposits up to a specified dollar level. The standard insurance is currently $250 thousand per depositor, which represents a temporary increase from the standard $100 thousand for most accounts. This temporary increase is in response to the current economic climate. In addition, 140 banks failed in 2009 compared to 25 in 2008 and 3 in 2007. As members of the FDIC insurance program the remaining banks are required to cover the costs associated with higher coverage and bank closures. In 2009, the FDIC increased the basic premiums a bank pays on a quarterly basis which, coupled with our deposit growth, resulted in an approximate $686 thousand in FDIC insurance expense. In 2009, the FDIC added a special assessment which cost Monarch an additional $306 thousand.

Occupancy plus furniture and fixture expense has increased as a result of expansion. We currently have thirty-two offices, the majority of which we lease. This compares with twenty-seven office locations in 2008 and twenty in 2007.

As a Virginia bank, we are subject to franchise tax, as opposed to income-based state tax. Franchise tax is based on capital levels with certain allowable exclusions. As we continue to grow and increase capital levels, our franchise taxes will also increase.

In 2009, we have incurred a notable increase in data processing expenses. This increase is the result of a combination of factors including footprint growth and new technology. As part of our disaster recovery plan, we moved much of our data processing to a remote co-location or COLO site in 2009.

We continue to focus on controlling overhead expenses in relation to income growth. The efficiency ratio, a productivity measure used to determine how well non-interest expense is managed, was 77.7% in 2009, compared to 80.2% in 2008, and 76.3%, in 2007. The “Bank only” efficiency ratio was 58.2% in 2009, compared to 71.7% in 2008, and 68.0% in 2007. A lower efficiency ratio indicates more favorable expense efficiency. The efficiency ratio is calculated by dividing non-interest expense by the sum of taxable equivalent net interest income and non-interest income. The expansion of our non-interest income lines of business has negatively impacted this ratio.

INCOME TAXES

We recognized federal income tax expense of $2,452,970 resulting in an effective tax rate of 33.6%. During 2008 we recognized federal income tax expense of $504,500 resulting in an effective tax rate of 30.8% and in 2007 we recognized federal income tax expense of 1,533,309 resulting in an effective tax rate of 32.7%. The major difference between the statutory rate and the effective rate results from income that is not taxable and expenses that are not deductible for Federal income tax purposes. The primary non-taxable income is from Bank Owned Life Insurance and the primary non-deductible expenses are for meals and entertainment.

SEGMENT REPORTING

Our reportable segments include community banking and retail mortgage banking services. Community banking involves making loans to and generating deposits from individuals and businesses in the markets where we have offices. Our mortgage banking services consist of originating residential loans and subsequently selling them to investors. Our mortgage banking segment is a strategic business unit that is managed separately from the community banking segment because the mortgage banking services segment appeals to different markets and, accordingly, requires different technology and marketing strategies. We do not have other reportable operating segments. For discussion of our segment accounting policies, see Note 1 to our Consolidated Financial Statements (included as an exhibit in this Form-K). The assets and liabilities and operating results of our other wholly owned subsidiary, Monarch Capital, LLC, is included in the mortgage banking segment. Monarch Capital, LLC, provides commercial mortgage brokerage services.

Segment information for the years 2009, 2008, and 2007 is shown in the following table. The “Other” column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments and intercompany eliminations.

Selected Financial Information

	Commercial and Other Banking	Mortgage Banking Operations	Intersegment Eliminations	Total
Year Ended December 31, 2009
Net interest income after provision for loan losses	$16,635,125	$277,629	$—	$16,912,754
Noninterest income	5,461,370	33,164,302	(2,991,415)	35,634,257
Noninterest expenses	(14,685,316)	(31,323,744)	974,716	(45,034,344)

Net income before income taxes and minority interest	$7,411,179	$2,118,187	$(2,016,699)	$7,512,667

Year Ended December 31, 2008
Net interest income after provision for loan losses	$11,426,318	$(289,045)	$—	$11,137,273
Noninterest income	5,202,191	16,782,409	(2,180,415)	19,804,185
Noninterest expenses	(13,128,391)	(16,302,768)	408,314	(29,022,845)

Net income before income taxes and minority interest	$3,500,118	$190,596	$(1,772,101)	$1,918,613

Year Ended December 31, 2007
Net interest income after provision for loan losses	$15,764,401	$(288,398)	$—	$15,476,003
Noninterest income	2,333,291	4,965,482	893,694	8,192,467
Noninterest expenses	(12,932,207)	(6,013,448)	133,250	(18,812,405)

Net income before income taxes and minority interest	$5,165,485	$(1,336,364)	$1,026,944	$4,856,065

Segment Assets
2009	$690,323,668	$86,147,206	$(86,901,831)	$689,569,043
2008	$597,478,596	$76,045,662	$(76,325,856)	$597,198,402

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Our total assets at year-end 2009 were $689.6 million, an increase of $92.4 million from $597.2 million at year-end 2008. Total cash and cash equivalents increased $25.8 million to $34.4 million at year-end 2009 compared to $8.6 million in 2008. Investment securities were $7.2 million at year-end 2009 compared to $6.3 million, one year prior. Loans held for sale increased $24.6 million to $79.0 million at December 31, 2009 compared to 54.4 million at December 31, 2008. Net loans held for investment at year-end 2009 were $528.4 million, an increase of $31.7 million from $496.7 million at year-end 2008.

Total liabilities were $621.6 million at December 31, 2009, compared to $537.3 million at December 31, 2008, an increase of $84.3 million or 15.7%. Total deposits increased $43.9 million to $540.0 million during 2009 compared to $496.1 million at December 31, 2008. FHLB borrowings increased $38.5 million to $66.2 million at December 31, 2009 to help fund asset growth. Total stockholders’ equity was $68.0 million at December 31, 2009, compared to $59.9 million at December 31, 2008, an increase of $8.1 million and 13.5%.

SECURITIES

Our securities portfolio consists primarily of securities for which an active market exists. Our policy is to invest primarily in securities of the U. S. Government and its agencies and in other high grade fixed income securities to minimize credit risk. Our securities portfolio plays a role in the management of interest rate sensitivity and generates additional interest income. In addition, our portfolio serves as a source of liquidity and is used to meet collateral requirements for municipal deposits.

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

Table 5 - SECURITIES PORTFOLIO

(in thousands)

	As of December 31,
	2009	2008	2007
Securities available-for-sale, at fair value:
U.S. government agency obligations	$6,083	$4,632	$5,819
Residential mortgage-backed securities	610	760	1,034
Corporate debt securities	497	455	2,021

	$7,190	$5,847	$8,874

Securities held-to-maturity, at cost:
U.S. government agency obligations	$—	$500	$22,085

Total Securities Portfolio	$7,190	$6,347	$30,959

The following table sets forth the estimated maturities of securities, based on current performance. Contractual maturities may be different.

Table 6 - ESTIMATED MATURITIES OF SECURITIES AS OF PERIOD INDICATED

(in thousands)

December 31, 2009

	1 Year or Less	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
	(Dollars In thousands)
US agency securities:
Amortized cost	$1,023	$5,011	$—	$—	$6,034
Fair value	$1,060	$5,023	$—	$—	$6,083
Weighted average yield	3.20%	2.53%	—	—	2.64%

Residential mortgage backed securities:
Amortized cost	$—	$310	$257	$37	$604
Fair value	$—	$320	$266	$24	$610
Weighted average yield	—	4.33%	2.73%	3.51%	3.60%

Corporate debt securities:
Amortized cost	$—	$500	$—	$—	$500
Fair value	$—	$497	$—	$—	$497
Weighted average yield	—	4.15%	—	—	4.15%

Total securities:
Amortized cost	$1,023	$5,821	$257	$37	$7,138
Fair value	$1,060	$5,840	$266	$24	$7,190
Weighted average yield	3.20%	2.77%	2.73%	3.51%	2.83%

At year-end 2009, total investment securities were $7.2 million, compared to $6.3 million at year-end 2008. Excluding securities of U.S. agencies, neither the aggregate book value nor the aggregate market value of the securities of any issuer exceeded ten percent of our stockholders’ equity. Additional information on our investment securities portfolio is in Note 2 to Monarch’s Financial Statements (included as an exhibit in this Form 10-K).

As of December 31, 2009, there was a net unrealized gain of $51,825 related to the available-for-sale investment portfolio compared to a net unrealized gain of $41,367 at year-end 2008. We did not have any securities held-to-maturity at December 31, 2009. The market value of securities held-to-maturity at December 31, 2008 was $18,260 over the book value. Note 2 of the consolidated financial statements provides details of the amortized cost, unrealized gains and losses, and estimated fair value of each category of the investment portfolio as of December 31, 2009 and 2008.

LOAN PORTFOLIO

Our lending activities are our principal source of income. Loans held for investment, net of unearned income, increased $32,988,092 or 6.5% during 2009. Loans held for sale are loans originated for the secondary market by Monarch Mortgage that have closed but not funded increased 45.3% or $24,628,498 to $78,997,713 on December 31, 2009 compared to $54,369,215 on December 31, 2008. This increase was due to a recent boom in the mortgage industry, bolstered by the “First Time Home Buyers” program initiated by the Federal Government. Discussions below exclude loans held for sale.

Loan growth slowed in 2009 when compared to prior years. Loans secured by real estate comprise 86.1% of our total loan portfolio as of December 31, 2009. Commercial loans, titled “secured by nonfarm, nonresidential properties” in the table, provided the greatest source of growth with an increase of $15.6 million to $146.8 million or 27.3% of our total loan portfolio in 2009 compared to 26.0% in 2008. Loans secured by 1-4 family residential properties is the area of greatest concentration in our loan portfolio and comprise 31.4% of the total in 2009 compared to 34.2% in 2008. Real Estate Construction and Development loans comprise 24.4% of the loan portfolio as of December 31, 2009 and 25.2% one year prior. Our consumer portfolio, excluding home equity lines of credit and loans included in 1-4 family residential loans, comprised 0.6% of total loans as of December 31, 2009, and 0.7% as of December 31, 2008.

We consider our overall loan portfolio diversified as it consists of 31.4% in loans secure by 1-4 family residential properties, typically, residential real estate loans including home equity and residential construction loans, 54.7% in other real estate secured loans including commercial real estate, multi-family, farmland and construction and land development loans, 13.3% in commercial, industrial and agricultural loans, and 0.6% in consumer loans as of December 31, 2009, as detailed in Table 7 (in thousands) classified by type.

Interest income on consumer, commercial, and real estate mortgage loans is computed on the principal balance outstanding. Most variable rate loans carry an interest rate tied to the Wall Street Journal Prime Rate, as published in the Wall Street Journal. Note 3 to Monarch’s Financial Statements (included as an exhibit in this Form 10-K) provides a schedule of loans by type and other information. We do not participate in highly leveraged lending transactions, as defined by the regulators, and there are no loans of this nature recorded in the loan portfolio. We do not have foreign loans in our portfolio. At December 31, 2009, we had loan concentrations (loans to borrowers engaged in similar activities) which exceeded 10% of total loans in two areas. These areas of concentration are to borrowers who are principally engaged in the acquisition, development and construction of 1-4 single family homes and developments and to residential home owners with equity lines.

Table 7 - LOANS

(in thousands)

	December 31,
	2009	2008	2007	2006	2005
Real estate loans:
Construction and land development	$131,210	$126,987	$72,858	$55,121	$58,765
Secured by 1-4 family residential properties	168,917	172,648	146,189	116,419	76,344
Secured by multi-family (5 or more) residential properties	16,126	4,587	8,766	4,234	3,017
Secured by nonfarm, nonresidential properties	146,831	131,264	54,581	50,915	30,622

Commercial and industrial loans (1)	71,414	65,663	133,120	91,152	89,412
Consumer loans	3,142	3,490	3,567	3,349	5,025
Deposit overdrafts	60	73	72	73	81

Loans - net of unearned income	$537,700	$504,712	$419,153	$321,263	$263,266

(1)	Commercial loans and loans secured by real estate should be considered together under the title of commercial and industrial loans when comparing loans outstanding in 2009 and 2008 to prior years.

Table 8 - LOAN MATURITIES

(in thousands)

	At December 31, 2009
	Due within one year		Due after one year but within five years		Due after five years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Loans:
Construction and land development	$103,209	5.73%	$26,942	5.82%	$1,059	7.63%	131,210	5.73%
Secured by 1-4 family residential properties	48,176	6.06%	20,316	6.85%	100,425	4.00%	168,917	4.93%
Secured by multi-family (5 or more) residential properties	6,471	6.40%	9,655	7.04%	—	0.00%	16,126	6.78%
Secured by nonfarm, nonresidential properties	71,914	6.45%	66,153	6.64%	8,764	6.39%	146,831	6.53%
Commercial and industrial	47,603	5.88%	23,541	6.26%	270	7.75%	71,414	6.00%
Consumer loans	885	6.35%	2,132	18.32%	125	7.29%	3,142	14.60%
Deposit overdrafts / lines	1	12.25%	21	17.80%	38	20.77%	60	19.66%

Total	$278,259	6.02%	$148,760	6.66%	$110,681	4.48%	$537,700	5.88%

ALLOWANCE AND PROVISION FOR LOAN LOSSES

Our allowance for loan losses is to provide for losses inherent in the loan portfolio. Our management is responsible for determining the level of the allowance for loan losses, subject to review by the Board of Directors. Among other factors, we consider on a quarterly basis our historical loss experience, the size and composition of our loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits including impaired loans and our risk-rating-based loan “Watch” list, and national and local economic conditions.

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

We developed a methodology to determine an allowance to absorb probable loan losses inherent in the portfolio based on evaluations of the collectability of loans, historical loss experience, peer bank loss experience, delinquency trends, economic conditions, portfolio composition, and specific loss estimates for weaker risk-rated loans. All commercial and commercial real estate loans that exhibit probable or observed credit weaknesses are subject to individual review. Based on management’s evaluation, estimated loan loss allowances are assigned to the individual loans which present a greater risk of loan loss. If necessary, reserves would be allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral and other sources of cash flow. Any reserves for impaired loans are measured based on the present rate or fair value of the underlying collateral. We evaluate the collectability of both principal and interest when assessing the need for a loss accrual. A composite allowance factor that considers our and other peer bank loss experience ratios, delinquency trends, economic conditions, and portfolio composition are applied to the total of commercial and commercial real estate loans not specifically evaluated.

The remaining loan loss allowance is allocated to the remaining loans on an overall portfolio basis based on industry and or historical loss experience. The allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies. Homogenous loans, such as consumer installment, residential mortgage loans, and home equity loans are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogenous pool of loans based on the expected net charge-offs from a current trend in delinquencies, losses or historical experience and general economic conditions.

In 2009, we accrued $5,183,747 in provision for loan losses compared to $5,014,076 in 2008. Based on the current economic environment and the composition of our loan portfolio, the level of our charged-off loans combined with our peer bank loss experience, we considered this provision to be a prudent allocation of funds for our loan loss allowance.

Loans charged off during 2009 totaled $4,021,490 compared to $1,032,929 in 2008 and recoveries totaled $91,743 and $88,853 in 2009 and 2008, respectively. The ratio of net charge-offs to average outstanding loans was 0.76% in 2009 compared to 0.20% in 2008. Table 9 presents our loan loss and recovery experience (in thousands) for the past five years.

The allowance for loan losses totaled $9,300,000 at December 31, 2009, an increase of 155.9% over December 31, 2009. The ratio of the allowance to loans, less unearned income, was 1.73% at December 31, 2009 and 1.59% at December 31, 2008. The allowance to loans ratio is supported by the level of non-performing loans, the seasoning of the loan portfolio, and the growing experience of the lending staff in the market. We believe that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in our loan portfolio at December 31, 2009. See Note 3 to Monarch’s Financial Statements (included as an exhibit in this Form 10-K) for more information concerning our loan loss and recovery experience.

Table 9 - LOAN LOSS ALLOWANCE AND LOSS EXPERIENCE

(in thousands)

	December 31,
	2009	2008	2007	2006	2005

Balance at beginning of period	$8,046	$3,976	$3,235	$2,685	$1,804

Charge-offs:
Commercial loans	(987)	(235)	(217)	—	(32)
Real estate loans	(3,003)	(749)	(20)	—	—
Consumer loans	(32)	(49)	—	(13)	(2)

	(4,022)	(1,033)	(237)	(13)	(34)

Recoveries:
Commercial loans	20	54	2	—	—
Real estate loans	55	24	—	—	—
Consumer loans	17	11	—	4	—

	92	89	2	4	—

Net charge-offs	(3,930)	(944)	(235)	(9)	(34)
Provision for loan losses	5,184	5,014	976	559	915

Balance at end of period	$9,300	$8,046	$3,976	$3,235	$2,685

Percent of net charge-offs to average total loans outstanding during the period	0.76%	0.20%	0.06%	0.00%	0.01%

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

Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings, and these are detailed in Table 10. Total non-performing loans as a percentage of total loans were 1.30% and 1.49% at December 31, 2009 and December 31, 2008, respectively.

There were twenty-three loans totaling $6,811,331 in non-accrual status at December 31, 2009 and three loans at December 31, 2008 totaling $7,506,336. All of these loans have been identified as impaired according to Accounting Standards Codification 310, Receivables. A loan is considered impaired if it is probable that the lender will be unable to collect all amounts due under the contractual terms of the loan agreement. We have provided specific reserves for these loans in our allowance for loan loss of $1,738,397 at December 31, 2009, and $4,217,970 in 2008. We recognized interest income on these loans of $185,735 and $359,518 in 2009 and 2008, respectively. Our average recorded investment in impaired loans was $7,906,285 in 2009 and $1,509,479 in 2008.

There was one loan for $202,678 on accrual status and past due 90 days or more at December 31, 2009 and none at December 31, 2008. There were seven assets totaling $2,115,700 in other real estate held due to loan foreclosure on December 31, 2009 and three assets totaling $532,932 on December 31, 2008. There were two restructured loans at December 31, 2009 with an investment amount of $699,240 and a valuation allowance of $161,240, for a net value of $538,000. There were no other classified assets in 2008.

Table 10 - NONPERFORMING ASSETS

Amounts are in thousands, except ratios.

	December 31,
	2009	2008	2007	2006	2005
Nonaccruing loans:
Real Estate	$6,796	$6,967	$—	$—	$—
Commercial	15	125	82	99	—
Agricultural	—	—	—	—	—
Consumer	—	414	—	—	—

Total nonaccruing loans	6,811	7,506	82	99	—

Loans past due 90 days and accruing interest:
Real Estate	203	—	—	—	—
Commercial	—	—	333	—	—
Agricultural	—	—	—	—	—
Consumer	—	—	—	—	—

Total past due loans	203	—	333	—	—

Restructured loans	538	—	—	—	—
Foreclosed property	2,116	532	—	—	—

Total nonperforming assets	$9,668	$8,038	$415	$99	$—

Asset Quality Ratios:
Allowance for loan losses to period-end loans	1.73%	1.59%	0.95%	1.01%	1.02%
Allowance for loan losses to nonperforming loans	123.15%	107.19%	958.07%	3267.68%	na
Nonperforming assets to period-end assets	1.40%	1.35%	0.08%	0.02%	0.00%

DEPOSITS

Our major source of funds and liquidity is our deposit base. Deposits provide funding for our investment in loans and securities. Our primary objective is to increase core deposits as a means to fund asset growth at a lower cost. Interest paid for deposits must be managed carefully to control the level of interest expense. We offer individuals and small-to-medium sized businesses a variety of deposit accounts, including checking, savings, money market, and certificates of deposit.

Table 11 presents the average balances of deposits and the average rates paid on those deposits for the past two years (in thousands).

Table 11 - DEPOSITS

(in thousands)

	2009		2008
	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits non-interest bearing	$73,978	0.00%	$65,607	0.00%
NOW accounts	16,966	0.40%	16,364	0.93%
Money market accounts	127,724	1.25%	123,542	2.59%
Savings accounts	28,512	1.23%	9,509	1.21%
Certificates of deposit	266,206	2.62%	240,648	3.82%

	$513,386	1.75%	$455,670	3.25%

We are continually evaluating the mix of our deposit base (time deposits versus demand, money market and savings) in relation to our funding needs and current market conditions. Non-interest bearing demand deposits, which continue to be a focus due to their low cost, grew an average $8.4 million or 12.8% in 2009. Savings accounts increased an average of $19.0 million in 2009 due to a higher yielding savings product that was introduced in 2008. In 2009 we developed a rising rate CD product with a two year maturity and three built in rate increases that allowed us to retain lower cost deposits in the short term and attempt to match the rate increases with anticipated changes in the market. This product brought in $39.6 million in CDs, with overall growth partially offset by other CD runoff.

In 2008 we developed two higher yielding products in areas that have traditionally offered lower rates; an interest bearing demand account and savings account. In response, interest bearing demand deposits increased $5.8 million on average with an average rate increase of 0.69% over 2007 and average savings deposits have increased $3.5 million with average rate increase of 0.62%. Non-interest bearing demand deposits increased an average of $7.5 million. We are a participant in the Federal Deposit Insurance Transaction Account Guarantee Program which provides that through June 30, 2010, our clients receive unlimited coverage for balances in their non-interest bearing deposits. Stiff competition in the industry for money market accounts coupled with a level of migration to other products we offer have resulted in a limited growth in average money market accounts.

At December 31, 2009 our brokered certificates of deposits to total deposits was 11.7% compared to 16.4% at December 31, 2008. Certificates of deposit of $100,000 or more are detailed in Table 12. More information on deposits is contained in Note 8 to Monarch’s Financial Statements (included as an exhibit in this Form 10-K).

Certificates of deposit as of December 31, 2009 and 2008 in amounts of $100,000 or more were classified by maturity as follows:

Table 12 - CERTIFICATES OF DEPOSITS OVER $100,000

(in thousands)

	December 31,
	2009			2008
	Combined	Core	Brokered	Combined	Core	Brokered
3 months or less	$39,800	$35,175	$4,625	$64,855	$16,739	$48,116
Over 3 through 6 months	33,101	33,101	—	51,344	18,040	33,304
Over 6 through 12 months	30,092	10,715	19,377	50,427	50,427	—
Over 12 months	77,188	38,507	38,930	4,681	4,681	—

	$180,181	$117,498	$62,932	$171,307	$89,887	$81,420

Although brokered deposits are purchased in large denomination transactions, the source of these deposits is in denominations of less than $100,000, providing us with a balance of stability and flexibility. In 2008 the FDIC increased the level of insurance on interest bearing accounts to $250,000 until June 30, 2010. As of December 31, 2009, our non-brokered deposits in excess of $250,000 totaled $45.4 million.

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

Cash, cash equivalents and federal funds sold totaled $34.4 million as of December 31, 2009, an increase of $25,754,898 from the year ended December 31, 2008. At December 31, 2009, cash, securities classified as available for sale and federal funds sold were $41.5 million or 6.4% of total earning assets, compared to $14.4 million or 2.7% of total earning assets at December 31, 2008.

We have additional sources of liquidity available to us including the capacity to borrow additional funds through several established arrangements. Further information on Borrowings is contained in Note 9 to Monarch’s Financial Statements (included as an exhibit in this Form 10-K).

In the course of operations, due to fluctuations in loan and deposit levels, we occasionally find it necessary to purchase federal funds on a short-term basis. We maintain unsecured federal funds line arrangements with five other banks, which allow us to purchase funds totaling $29,500,000. These lines mature and reprice daily. No federal funds purchased existed at December 31, 2009, while at December 31, 2008, we had $385,000 in federal funds purchased.

We also have access to the Federal Reserve Bank of Richmond’s discount window should a liquidity crisis occur. We have not used this facility in the past and consider it a backup source of funds.

We are a member of the Federal Home Loan Bank of Atlanta (“FHLB”) and as such, may borrow funds under a line of credit based on criteria established by the FHLB. This line of credit would allow us to borrow up to 30% of assets, or approximately $206,871,000, if collateralized, as of December 31, 2009. We currently pledge loans and investment securities to secure this line. Blanket liens pledged on certain designated loan portfolios amounted to $130.8 million at December 31, 2009 and $91.0 million at December 31, 2008. Additionally, investment securities with carrying values of $586 thousand at December 31, 2009 and $739 thousand at December 31, 2008 were pledged to secure any borrowings. Based on pledged collateral we had a line of $50.5 million at December 31, 2009. This line was reduced by $5.0 million, which has been pledged as collateral for public deposits. Should we ever desire to increase the line of credit beyond the 40% limit, the FHLB would allow borrowings of up to 40% of total assets once we met specific eligibility criteria. In February 2009, we negotiated an additional line of credit with FHLB that was secured by specific loans held for sale (“LHFS”). We pledge these loans, which have been sold to FHLB approved investors, as collateral. In return, we are allowed to borrow up to 70% of these loans for 120 days.

We had $29,575,335 of FHLB borrowings outstanding on our primary line and $36,583,439 outstanding on our LHFS line on December 31, 2009, and $27,675,272 outstanding on our primary line as of December 31, 2008. We had $18,000,000 in daily rate borrowings which re-price daily and matures July 20, 2010, and $11,575,335 in two fixed-term advance contracts outstanding on December 31, 2009:

•	The first advance, which was used to match-fund several amortizing longer-term fixed-rate loans, matures on September 28, 2015 and bears interest of 4.96% at December 31, 2009.

•	The second advance matures on November 15, 2010, bears a fixed interest rate of 3.97%.

•	Advances on the LHFS line are re-priced daily. Outstanding advances on 12/31/09 are as follows:

		Balance Outstanding
Advance Date	Original Amount
12/10/2009	8,537,624	6,746,254
12/17/2009	7,298,054	7,298,054
12/21/2009	6,740,655	6,740,655
12/27/2009	15,798,476	15,798,476

Total Advance	38,374,809	36,583,439

CAPITAL RESOURCES

We review the adequacy of our capital on an ongoing basis with reference to the size, composition, and quality of our resources and consistent with regulatory requirements and industry standards. We seek to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses.

In November 2009, we raised a net of $18.4 million in capital through the sale of 800,000 shares of $5 par value, Series B noncumulative convertible perpetual preferred stock, in a public offering. The stock carries a conversion feature for the stock holder for 3.125 shares of our Common Stock (which reflects an initial conversion price of $8.00 per share of Common Stock), subject to certain adjustments. The stock also carries a conversion feature for the Company that allow us to exercise our conversion right if, for 20 trading days within any period of 30 consecutive trading days, the closing price of our Common Stock exceeds 130% of the then applicable conversion price of the Series B preferred stock. The stock has a liquidation preference of $25.00 per share plus an amount equal to the sum of all declared, accrued and unpaid dividends.

In December 2008, we were approved for and received $14.7 million from the U.S. Treasury Department under the TARP Capital Purchase Program. Under this program we issued 14,700 shares of Series A, $1,000 liquidation value, cumulative perpetual preferred stock. This stock carried a 5% dividend for each of the first 5 years of the investment, and 9% thereafter, and certain warrants on our common stock. In December 2009, we repurchased all of our Series A cumulative perpetual preferred stock from the U.S. Treasury Department.

In June 2008, we raised $6.8 million net in capital through the sale of 774,110 shares of our common stock in two private placements. Selling shareholders were accredited investors and included certain qualifying insiders. These insiders were members of our board of directors and senior management whose purchases were made in accordance with Nasdaq Capital Market guidelines.

On July 5, 2006, we issued Trust Preferred Subordinated Notes in the amount of $10,000,000 through a private transaction. These notes, which are non-dilutive to common stock, may be included in Tier I capital for regulatory capital determination purposes. The notes have a LIBOR-indexed rate which adjusts, and is payable, quarterly. The rate on the notes at December 31, 2009 was 1.88%. In September 2009, we entered into an interest rate swap arrangement with PNC Bank of Pittsburgh to fix this rate at 4.86% for five years. The Trust Preferred Subordinated Notes may be redeemed at par beginning on September 30, 2011. This capital was used for general corporate purposes to support the continued growth.

On April 11, 2005, we announced an offering of a minimum of 414,900 shares and a maximum of 742,500 shares of common stock at a pre-established price of $8.78 per share. The offering ran until May 31, 2005 with the full 742,500 shares sold. This capital was used for general corporate purposes to support the continued growth.

The Federal Reserve, the Comptroller of the Currency and the Federal Deposit Insurance Bank adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. At December 31, 2009, the required minimum ratio of qualifying total capital to risk-weighted assets was 8%, of which 4% must be tier-one capital. Tier-1 capital includes stockholders’ equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. At December 31, 2009, our total risk-based capital ratio was 14.23%, which is well above the regulatory minimum of 8% and the well capitalized minimum of 10%. Further information on capital adequacy for the Company may be found in Note 18 of Monarch’s Financial Statements (included as an exhibit in this Form 10-K).

All share and per share amounts are retroactively adjusted to reflect the stock dividend and splits.

OFF-BALANCE SHEET TRANSACTIONS

We enter into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. Our off-balance sheet transactions recognized as of December 31, 2009 were a letter of credit to secure public funds, commitments to extent credit and standby letters of credit.

Our letter of credit to secure public funds was from the Federal Home Loan Bank, and was for $5.0 million at December 31, 2009 and 2008.

Commitments to extend credit and unfunded commitments under existing lines of credit amounted to $145.4 million at December 31, 2009 and $180.3 million at December 31, 2008, which represent legally binding agreements to lend to clients with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

Standby letters of credit are conditional commitments we issue guaranteeing the performance of a client to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At December 31, 2009 and December 31, 2008, we had $5.4 million and $6.1 million respectively, in outstanding standby letters of credit. We do not have any off-balance sheet subsidiaries or special purpose entities. There were no commitments to purchase securities at December 31, 2009 or December 31, 2008.

We and our subsidiaries have twenty-six non-cancellable leases for premises. Further information on lease commitments is contained in Note 4 to Monarch’s Financial Statements (included as an exhibit in this Form 10-K).

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those applications of accounting principles or practices that require considerable judgment, estimation, or sensitivity analysis by management. In the financial service industry, examples, though not an all inclusive list, of disclosures that may fall within this definition are the determination of the adequacy of the allowance for loan losses, valuation of mortgage servicing rights, valuation of derivatives or securities without a readily determinable market value, and the valuation of the fair value of intangibles and goodwill. Except for the determination of the adequacy of the allowance for loan losses and fair value estimations related to foreclosed real estate, we do not believe there are other practices or policies that require significant sensitivity analysis, judgments, or estimations.

Our financial statements are prepared in accordance with GAAP. The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset or relieving a liability. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Our critical accounting policies are listed below. A summary of our significant accounting policies is set forth in Note 1 to Monarch’s Financial Statements (included as an exhibit in this Form 10-K).

Allowance for Loan Losses

Our allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on GAAP guidance which requires that losses be accrued when they have a probability of occurring and are estimable and that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Our allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a historical loss view as an indicator of future losses along with various economic factors and, as a result, could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur may be mitigated. The specific allowance uses various techniques to arrive at an estimate of loss for specifically identified loans. Historical loss information, expected cash flows and fair value of collateral are used to estimate these losses. The unallocated allowance captures losses whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowance. The use of these values is inherently subjective, and our actual losses could be greater or less than the estimates.

Fair Value Measurements

Under GAAP we are permitted to choose to measure many financial instruments and certain other items at fair value. The estimation of fair value is significant to certain assets, including loans held-for-sale, available-for-sale securities, rate lock commitments, and foreclosed real estate owned. These assets are recorded at fair value or lower of cost or fair value, as applicable. The fair values of loans held-for-sale are based on commitments from investors. The fair values of available-for-sale securities are based on published market or dealer quotes for similar securities. The fair values of rate lock commitments are based on net fees currently charged to enter into similar agreements. The fair value of foreclosed real estate owned is estimated based on our evaluation of fair value of similar properties.

Fair values can be volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, and market conditions, among others. Since these factors can change significantly and rapidly, fair values are difficult to predict and subject to material changes that could impact our financial condition and results of operation.

Non-GAAP Presentations

Our management’s discussion and analysis refers to the efficiency ratio, which is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income. This is a non-GAAP financial measure which we believe provides investors with important information regarding our operational efficiency. Comparison of our efficiency ratio with those of other companies may not be possible because other companies may calculate the efficiency ratio differently. In referring to our net income, we are referring to income under GAAP.

The analysis of net interest income in this document is performed on a tax equivalent basis. We feel the tax equivalent presentation better reflects total return, as many financial assets have specific tax advantages that modify their effective yields. A reconcilement of tax-equivalent net interest income to net interest income under GAAP is provided in those statements.

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

IMPACT OF PROSPECTIVE ACCOUNTING STANDARDS

For discussion regarding the impact of new accounting standards, refer to Note 1 of the notes to our Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

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

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with our financial instruments also change, affecting net interest income, the primary component of our earnings. ALCO uses the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While this committee routinely monitors simulated net interest income sensitivity over a rolling 12 month horizon, it also employs additional tools to monitor potential longer-term interest rate risk.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on our balance sheet. The simulation model is prepared and updated four times each year. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon given a 300, 200 and 100 basis point (bp) upward or downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the range of our net interest income sensitivity analysis and Market Value of Portfolio Equity Sensitivity as of December 31, 2009. All of the results in the net interest income met the approved policy limits of our Asset Liability Management Policy. The results of changes in Market Value of Portfolio Equity Sensitivity indicate that downward shifts of 100 and 200 basis points would yield results that were not within the approved limits, while a downward shift of 300 basis points and all increases in basis points would be within the approved limits. We continue to focus its efforts on complying with approved limits.

Table 13 - Change in Net Interest Income and Market Value of Portfolio Equity

	Changes in Net Interest Income (2)		Changes in Market Value of Portfolio Equity (3)
Change in Interest Rates(1)	Amount	Percent	Amount	Percent
Up 3%	$784	2.87%	$4,203	5.63%
Up 2%	206	0.75	2,672	3.58
Up 1%	4	0.01	1,307	1.75
Down 1%	386	1.41	(4,474)	(6.00)
Down 2%	(156)	(0.57)	(7,727)	(10.35)
Down 3%	(177)	(0.65)	(7,736)	(10.36)

(1)	Our simulation model makes assumptions including the slope and timing of rate increases, the rates that drive certain financial instruments, prepayment assumption, etc.
(2)	Represents the difference between estimated net interest income for the next 12 months in the current rate environment.
(3)	Represents the difference between market value of portfolio equity in the current interest rate environment.

At the end of 2009, our interest rate risk model indicated that in a rising rate environment of 200 basis points over a 12 month period net interest income could increase by 0.75% on average. For the same time period the interest rate risk model indicated that in a declining rate environment of 200 basis points over a 12 month period net interest income could decrease by 0.57% on average. While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is very balanced with little risk to rising rates in the future.

In 2009 our balance sheet grew by $92 million. Deposit inflows, primarily in the form of money market accounts and certificates of deposits have provided the funding for the growth in the loan portfolio. Overall, we continue to have moderate interest rate risk to both falling and rising interest rates. Based upon final 2009 simulation, we could expect an average positive impact to net interest income of $206,000 over the next 12 months if rates rise 200 basis points. If rates were to decline 200 basis points, the Company could expect an average negative impact to net interest income of $156,000 over the next 12 months.

The preceding sensitivity analysis does not represent a Bank forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, including the nature and timing of interest rate levels including yield curve shape, asset and liability growth, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment or replacement of asset and liability cash flow. While assumptions are developed based upon current economic and local market conditions, we cannot make any assurances about the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to factors such as prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change, caps or floors on adjustable rate assets, the potential effect of changing debt service levels on clients with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. Furthermore, the sensitivity analysis does not reflect actions that our ALCO Committee might take in response to or in anticipation of changes in interest rates.

Item 8.	Financial Statements and Supplementary Data.

Additional information called for by this item is contained in Monarch’s Annual Report to Shareholders for the year ended December 31, 2009, and is incorporated herein by reference.

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

Management assessed our internal controls over financial reporting as of December 31, 2009. This assessment was based on criteria established in Internal Controls – Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2009.

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

March 19, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Monarch Financial Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of condition of Monarch Financial Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. Monarch Financial Holdings, Inc. and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monarch Financial Holdings, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Goodman & Company, LLP

Norfolk, Virginia

March 31, 2010

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
	2009	2008
ASSETS:
Cash and due from banks	$17,129,674	$8,418,341
Interest bearing bank balances	2,541,566	111,634
Federal funds sold	14,680,000	66,367

Total cash and cash equivalents	34,351,240	8,596,342

Investment securities held-to-maturity, at cost	—	500,000
Investment securities available-for-sale, at fair value	7,189,930	5,846,917
Loans held for sale	78,997,713	54,369,215

Loans held for investment, net of unearned income	537,700,175	504,712,083
Less: allowance for loan losses	(9,300,000)	(8,046,000)

Loans, net	528,400,175	496,666,083

Property and equipment, net	8,973,042	8,386,430
Restricted equity securities	7,019,700	3,575,450
Bank owned life insurance	7,049,552	6,787,699
Goodwill	775,000	775,000
Intangible assets	818,455	997,027
Other assets	15,994,236	10,698,239

Total assets	$689,569,043	$597,198,402

LIABILITIES:
Deposits:
Demand deposits - non-interest bearing	$76,168,818	$78,894,120
Demand deposits - interest bearing	19,670,588	15,363,332
Savings deposits	22,812,721	20,443,846
Money market deposits	157,308,562	129,287,002
Time deposits	264,078,199	252,097,495

Total deposits	540,038,888	496,085,795

Borrowings:
Trust preferred subordinated debt	10,000,000	10,000,000
Federal Home Loan Bank advances	66,158,774	27,675,272
Federal funds purchased	—	385,000

Total borrowings	76,158,774	38,060,272

Other liabilities	5,356,227	3,163,645

Total liabilities	621,553,889	537,309,712

STOCKHOLDERS’ EQUITY:
Preferred stock, $5 par value, 1,185,300 shares authorized; none issued	—	—
Noncumulative perpetual preferred stock, series B, liquidation value of $20.0 million, $5 par value; 800,000 authorized, issued and outstanding	4,000,000	—
Cumulative perpetual preferred stock, series A, liquidation value of $14.7 million, no par value; 14,700 shares authorized, issued and outstanding	—	14,481,383
Common stock, $5 par value: 20,000,000 shares authorized; issued and outstanding – 5,865,534 and 5,735,007 shares, respectively	29,327,670	28,675,035
Additional paid-in capital	22,383,274	8,065,602
Retained earnings	12,360,292	8,528,094
Accumulated other comprehensive (loss) income	(162,939)	27,302

Total Monarch Financial Holdings, Inc. stockholders’ equity	67,908,297	59,777,416
Noncontrolling interest	106,857	111,274

Total equity	68,015,154	59,888,690

Total liabilities and stockholders’ equity	$689,569,043	$597,198,402

The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008	2007
Interest income:
Interest and fees on loans	$32,160,603	$30,104,748	$30,057,727
Interest on investment securities	234,890	483,547	571,318
Interest on federal funds sold	18,694	23,818	27,747
Dividends on equity securities	101,306	189,686	184,879
Interest on other bank accounts	2,166	65,533	97,435

Total interest income	32,517,659	30,867,332	30,939,106

Interest expense:
Interest on deposits	8,987,757	12,673,382	12,336,289
Interest on trust preferred subordinated debt	328,066	520,326	698,331
Interest on borrowings	1,105,335	1,522,275	1,452,005

Total interest expense	10,421,158	14,715,983	14,486,625

Net interest income	22,096,501	16,151,349	16,452,481
Provision for loan losses	5,183,747	5,014,076	976,478

Net interest income after provision for loan losses	16,912,754	11,137,273	15,476,003

Non-interest income:
Mortgage banking income	32,476,932	16,471,341	4,965,382
Investment and insurance commissions	749,422	1,277,608	1,130,594
Service charges and fees	1,501,690	1,370,229	1,159,253
Security losses, net	—	(56,428)	—
Gain on sale of assets	302,269	16,192	586,234
Other	603,944	725,243	351,004

Total noninterest income	35,634,257	19,804,185	8,192,467

Non-interest expenses:
Salaries and employee benefits	30,832,738	19,008,912	12,483,022
Occupancy expenses	2,526,652	2,119,648	1,386,630
Furniture and equipment expenses	1,344,398	1,281,804	802,203
Data processing services	781,681	669,135	628,839
Loan origination expenses	3,798,963	1,922,651	725,655
FDIC insurance	1,290,073	298,019	166,848
Other	4,459,839	3,722,676	2,619,208

Total noninterest expenses	45,034,344	29,022,845	18,812,405

Income before income taxes	7,512,667	1,918,613	4,856,065
Income tax provision	(2,452,970)	(504,500)	(1,533,309)

Net income	5,059,697	1,414,113	3,322,756
Less: Net income attributable to noncontrolling interest	(204,025)	(281,230)	(164,582)

Net income attributable to Monarch Financial Holdings, Inc.	$4,855,672	$1,132,883	$3,158,174

Preferred stock dividend and accretion of preferred stock discount	1,062,964	24,500	—

Net income available to common stockholders	$3,792,708	$1,108,383	$3,158,174

Basic net income per share	$0.67	$0.21	$0.66
Diluted net income per share	$0.66	$0.21	$0.63

The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Additional Paid-in	Preferred	Retained	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Interest	Total
Balance - December 31, 2006	4,845,917	$24,229,585	$5,627,218	$—	$4,261,537	$(109,829)	$27,619	$34,036,130

Comprehensive income:
Net income for year ended December 31, 2007					3,158,174		164,582	3,322,756
Other comprehensive income:
Change in unrealized gain on securities available-for-sale, net of reclassification adjustment and income taxes						92,968		92,968

Total comprehensive income								3,415,724

Stock-based compensation expense	29,600	148,000	57,466					205,466

Stock options exercised, including tax benefit from exercise of options	76,593	382,965	286,810					669,775

Stock repurchases	(124,605)	(623,025)	(963,373)					(1,586,398)

Distributions to noncontrolling interests							(134,499)	(134,499)

Balance - December 31, 2007	4,827,505	$24,137,525	$5,008,121	$—	$7,419,711	$(16,861)	$57,702	$36,606,198

Comprehensive income:
Net income for year ended December 31, 2008					1,132,883		281,230	1,414,113
Other comprehensive income:
Change in unrealized gain on securities available-for-sale, net of reclassification adjustment and income taxes						44,163		44,163

Total comprehensive income								1,458,276

Stock-based compensation expense	74,840	374,200	(47,361)					326,839

Stock options exercised, including tax benefit from exercise of options	58,552	292,760	(102)					292,658

Private capital offering net of issuance costs	774,110	3,870,550	2,886,327					6,756,877

Issuance of Series A cumulative perpetual preferred stock			218,617	14,481,383				14,700,000

Cash dividend declared on Series A cumulative perpetual preferred stock (5%)					(24,500)			(24,500)

Distributions to noncontrolling interests							(227,658)	(227,658)

Balance - December 31, 2008	5,735,007	$28,675,035	$8,065,602	$14,481,383	$8,528,094	$27,302	$111,274	$59,888,690

Comprehensive income:
Net income for year ended December 31, 2009					4,855,672		204,025	5,059,697
Other comprehensive income:
Change in unrealized loss on interest rate swap						(197,143)		(197,143)

Change in unrealized gain on securities available-for-sale, net of reclassification adjustment and income taxes						6,902		6,902

Total comprehensive income								4,869,456

Stock-based compensation expense net of forfeitures and income tax benefit	69,420	347,100	(17,419)					329,681

Stock options exercised, including tax benefit from exercise of options	61,107	305,535	(33,515)					272,020

Accretion of discount on Series A cumulative perpetual preferred stock			(39,490)	218,617	(179,127)			—

Redemption of Series A cumulative perpetual preferred stock				(14,700,000)				(14,700,000)

Issuance of Series B noncumulative perpetual preferred stock			14,408,096	4,000,000				18,408,096

Cash dividend declared on Series A cumulative perpetual preferred stock (5%)					(718,667)			(718,667)

Cash dividend declared on Series B noncumulative perpetual preferred stock (7.8%)					(125,680)			(125,680)

Distributions to noncontrolling interests							(208,442)	(208,442)

Balance - December 31, 2009	5,865,534	$29,327,670	$22,383,274	$4,000,000	$12,360,292	$(162,939)	$106,857	$68,015,154

The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
Operating activities:
Net income attributable to Monarch Financial Holdings, Inc.	$4,855,672	$1,132,883	$3,158,174
Adjustments to reconcile to net cash from operating activities:
Provision for loan losses	5,183,747	5,014,076	976,478
Depreciation	1,002,032	968,564	727,969
Accretion of discounts and amortization of premiums, net	13,657	(54,820)	(43,253)
Deferral of loan costs, net of deferred fees	(26,178)	(267,826)	(54,173)
Amortization of intangible assets	178,572	178,572	74,401
Stock-based compensation	329,681	326,839	205,466
Net income attributable to noncontolling interests	204,025	281,230	164,582
Appreciation of bank-owned life insurance	(261,853)	(244,034)	(246,514)
Income from rate lock commitments	(158,756)	(513,345)	(132,139)
Net loss on disposition of investment securities	—	56,428	—
Net gain on disposition of property and equipment	(302,269)	(16,192)	(586,234)
Net loss on sale of other real estate	41,844	31,244	—
Amortization of deferred gain	(163,452)	(163,452)	—
Changes in:
Loans held for sale	(24,628,498)	(35,576,647)	(18,186,168)
Interest receivable	(13,746)	377,688	(333,371)
Other assets	(3,927,791)	(2,579,796)	(1,967,601)
Other liabilities	2,158,891	34,075	1,259,848

Net cash from operating activities	(15,514,422)	(31,014,513)	(14,982,535)

Investing activities:
Purchases of held-to-maturity securities	—	—	(64,941,977)
Purchases of available-for-sale securities	(4,012,250)	(13,961,254)	(1,992,032)
Proceeds from maturities and calls of held-to-maturity securities	500,000	21,600,000	81,500,000
Proceeds from sales and maturities of available-for-sale securities	2,666,038	17,039,500	4,691,260
Proceeds from sale of other real estate	2,257,801	1,174,521	—
Loan originations, net of principal repayments	(40,088,297)	(88,090,619)	(98,071,562)
Proceeds from sale of premises and equipment	—	24,442	2,405,250
Purchases of premises and equipment	(1,588,644)	(1,344,900)	(4,764,180)
Purchase of intangible assets	—	—	(2,025,000)
(Purchase) sale of restricted equity securities, net of redemptions	(3,444,250)	1,272,150	(1,097,000)

Net cash from investing activities	(43,709,602)	(62,286,160)	(84,295,241)

Financing activities:
Net (decrease) increase in noninterest-bearing deposits	(2,725,302)	12,815,959	3,392,835
Net increase in interest-bearing deposits	46,678,395	93,565,557	72,197,969
Cash dividends paid on preferred stock	(844,347)	—	—
Net increase (decrease) in federal funds purchased	(385,000)	385,000	—
Net proceeds (repayments) of FHLB advances	38,483,502	(35,855,928)	15,456,083
Distributions to noncontrolling interests	(208,442)	(227,658)	(134,499)
Proceeds from issuance of perpetual preferred stock	18,408,096	14,700,000	—
Proceeds from issuance of common stock	272,020	7,049,535	449,994
Repurchase of perpetual preferred stock	(14,700,000)	—	—
Repurchase of common stock	—	—	(1,586,398)

Net cash from financing activities	84,978,922	92,432,465	89,775,984

CHANGE IN CASH AND CASH EQUIVALENTS	25,754,898	(868,208)	(9,501,792)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8,596,342	9,464,550	18,966,342

CASH AND CASH EQUIVALENTS AT END OF YEAR	$34,351,240	$8,596,342	$9,464,550

SUPPLEMENTAL SCHEDULES AND CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and other borrowings	$10,487,214	$14,933,699	$14,396,083
Income taxes	$3,250,000	$2,742,000	$1,668,607
Loans transferred to foreclosed real estate during the year	$3,657,662	$1,855,570	$—
Loans to facilitate the sale of real estate	$1,777,500	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In addition to banking services, we originate mortgage loans in both the residential and commercial markets which are then sold. These services are offered under the name Monarch Mortgage and through the Bank’s 100% owned subsidiary, Monarch Capital, LLC. Investment services are provided under the name Monarch Investments. Residential and commercial title insurance is offered to our clients through Real Estate Security Agency, LLC, a 75% owned subsidiary formed in October 2007.

Principles of Consolidation: Our consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, collectively referred to as the “Company”. All significant intercompany transactions have been eliminated.

Use of Estimates: Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and general practices within the banking industry requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Our actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the fair value of foreclosed real estate.

Cash and Cash Equivalents: We define cash and cash equivalents to include currency, balances due from banks (including non-interest bearing and interest bearing deposits) and federal funds sold. We are required to maintain certain reserve balances with the Federal Reserve Bank. These required reserves were $4.7 million at December 31, 2009 and $139 thousand at December 31, 2008.

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

Loans Held for Sale: Loans originated and intended for sale in the secondary market are carried at estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through charges to income.

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

We evaluate the adequacy of the allowance for loan losses periodically in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. Our evaluation of the adequacy of the allowance is based on a review of our historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for losses on loans. Such agencies may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

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

While a loan is classified as nonaccrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash receipts of interest in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

Restructured Loans: A restructured loan is an impaired loan in which it has been determined the borrower’s financial difficulties will prevent performance under the original contractual terms of the loan agreement and a concession is made with regard to those terms which would not be considered under normal circumstances.

If the value of a restructured loan is determined to be less than the recorded investment in the loan, a valuation allowance is created with a corresponding charge off. Measurement of the value of a restructured loan is generally based on the present value of expected future cash flows discounted at the loan’s effective interest rate, unless in the case of collateral-dependent loans, the observable market price, or the fair value of the collateral can be readily determined. Restructured loans are periodically reevaluated to determine if additional adjustments to the carrying value are necessary.

Collections of interest and principal are recorded as recoveries to the allowance for loan losses until all charged-off balances have been fully recovered.

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

Restricted Equity Securities: As a requirement for membership, we invest in the stock of the Federal Home Loan Bank of Atlanta (“FHLB”), Community Bankers Bank (“CBB”), and the Federal Reserve Bank (“FRB”). These investments are carried at cost. Due to the redemption provisions of these entities, we estimated that fair value approximates cost and that these investments were not impaired at December 31, 2009.

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

Mortgage Banking Income: We derive our mortgage banking income from discounted fees, or points, collected on loans originated, premiums received on the sale of mortgage loans and their related servicing rights to investors, and other fees. We recognize this income, including discount fees and points, at closing. All of these components determine the gain on sale of the underlying mortgage loans to investors.

In addition, if material, we apply FASB guidance (ASC 815) which requires that loan commitments related to the origination or acquisition of mortgage loans that will be held for sale must be accounted for as derivative instruments. We enter into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, if material, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans.

Advertising: Advertising costs are expensed as incurred.

Income Taxes: Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

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

Earnings Per Share: Basic earnings per share (EPS) excludes dilution, and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Reclassifications: Certain reclassifications have been made to prior year’s information to conform to the current year’s presentation.

Derivative Financial Instruments and Hedging Activities: We use derivatives to manage risks related to interest rate movements. Interest rate swap contracts designated and qualifying as cash flow hedges are reported at fair value. The gain or loss on the effective portion of the hedge initially is included as a component of other comprehensive income and is subsequently reclassified into earnings when interest on the related debt is paid. We document our risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. Our interest rate risk management strategy is to stabilize cash flow requirements by maintaining interest rate swap contracts to convert variable-rate debt to a fixed rate. We do not hold or issue derivative financial instruments for trading purposes.

Comprehensive Income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Components of other comprehensive income consist of unrealized gains and losses on available-for-sale securities and a derivative financial liability related to an interest rate swap as follows:

	2009	2008	2007
Unrealized holding gains on securities available for sale arising during the period	$10,458	$12,044	$140,861
Plus reclassification adjustments for losses included in income	—	56,428	—

Total other comprehensive income before income tax expense	10,458	68,472	140,861
Less income tax expense	(3,556)	(24,309)	(47,893)

Net unrealized gains	$6,902	$44,163	$92,968

Unrealized holding losses on interest rate swap arising during the period	$(197,143)	$—	$—

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

Prior to January 1, 2006, we accounted for the Monarch Bank 1999 Incentive Stock Option (the “99ISO”) plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Under the terms of that standard, no stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the fair value of the underlying common stock on the date of the grant. On January 1, 2006, we adopted Accounting Standards Codification (“ASC”) 718-10 (formerly FAS Statement No. 123R “Share-Based Payment), that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. ASC 718-10 eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income.

Fair Value Measurements: Fair Value is the exchange price in an orderly transaction, which is not a forced liquidation or distressed sale, between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset/liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset/liability. Fair Value focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. The framework for measuring fair value is comprised of a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The three levels of valuation hierarchy are as follows:

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

For additional information on Fair Value Measurements see Note 20.

We review the appropriateness of our classification of assets/liabilities within the fair value hierarchy on a quarterly basis, which could cause such assets/liabilities to be reclassified among the three hierarchy levels. We use inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced. While we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The methods used to produce a fair value calculation may not be indicative of net realizable value or reflective of future fair values.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value. This update provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available. In such circumstances a reporting entity is required to measure fair value using one or more of the following techniques: (1) A valuation technique that uses: (a) the quoted price of the identical liability when traded as an asset; or (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of Topic 820 such as an income approach or a market approach. The guidance in this update was effective for the quarter beginning October 1, 2009 and did not have a significant impact on our financial statements.

In June 2009, the FASB issued guidance that establishes the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the source of authoritative GAAP recognized by the FASB for nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also included in the Codification as sources of authoritative GAAP for SEC registrants. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. Following this effective date, instead of issuing new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts, the FASB issues Accounting Standards Updates, which serves only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. We started following the guidelines in the Codification effective July 1, 2009.

In June 2009, the FASB issued ASU 2009-16 (formerly FASB 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”), to improve the relevance, faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement is effective for periods beginning after November 15, 2009, did not have a significant effect on our consolidated financial statements.

In June 2009, the FASB issued ASU 2009-17 (formerly FASB 167, “Amendments to FASB Interpretation No. 46(R)”). This statement amends Interpretation 46(R) to require an enterprise to replace the quantitative-based analysis in determining whether the enterprise’s variable interest or interests give it controlling financial interest in a variable interest entity with a more qualitative approach by providing additional guidance regarding considerations for consolidating an entity. This guidance also requires enhanced disclosures to provide users of financial information with more transparent information about the enterprise’s involvement in a variable interest entity. This statement is effective for periods beginning after November 15, 2009, and is not expected to have a significant effect on our consolidated financial statements.

In May 2009, the FASB issued guidance (ASC 855-10) that establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, it sets forth: a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted the subsequent event guidance in the quarter ended June 30, 2009, which did not have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued guidance (ASC 805) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of this guidance did not a material impact on our consolidated financial statements. However, this standard could have a significant effect on the accounting for future business combinations.

On April 9, 2009, FASB issued the following application guidance to enhance disclosures regarding fair value measurements and impairments of securities:

1. The first guidance relates to interim disclosures about fair value of financial instruments (ASC 825-10-50), which requires an entity to provide quantitative and qualitative disclosures about fair value of any financial instruments for interim reporting periods as well as in annual financial statements. Prior to issuing this guidance, fair values for these assets and liabilities were only disclosed annually. We adopted the interim fair value disclosure guidance in the quarter ended June 30, 2009, and the adoption did not have a material impact on our consolidated financial statements. See Note 20 for further information.

2. The second guidance relates to recognition and presentation of other-than-temporary impairments (ASC 320-10-35), which is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and non-credit components of impaired debt securities that are not expected to be sold. Further, it replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. It also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. We adopted ASC 320-10-35 for the quarter ended June 30, 2009, and the adoption did not have a material impact on our consolidated financial statements. See Note 2 for further information.

3. The third guidance relates to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly (ASC 820-10-35-15A). It reaffirms the objective of fair value measurement— to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. It also requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. Adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued guidance (Accounting Standards Codification Topic (“ASC”) 260-10) addressing whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method (ASC 260-45-60). The guidance is effective for periods beginning after December 15, 2008, and did not have a significant impact on our consolidated financial statements.

In March 2008, the FASB issued guidance (ASC 815) which requires enhanced disclosures about derivative instruments and hedged items that are accounted for under (ASC 815) and related interpretations. The standard was effective for periods beginning after November 15, 2008, with early adoption permitted. The standard expands the disclosure requirements for derivatives and hedged items and has not had a significant impact on our consolidated financial statements.

In February, 2008, the FASB issued guidance (ASC 860) which requires that an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with, or in contemplation of, the initial transfer be evaluated together as a linked transaction, unless certain criteria are met. This guidance was effective for our financial statements for the year beginning on January 1, 2009, and earlier adoption was not permitted. The adoption has not had a significant impact on our consolidated financial statements.

In December 2007, the FASB issued guidance (ASC 810 -10) which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This guidance also establishes expanded disclosure requirements that clearly identify and distinguish between the interest of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. Effective for fiscal years beginning after December 15, 2008, the adoption has not had a significant impact on our consolidated financial statements.

NOTE 2 - INVESTMENT SECURITIES

Securities available-for-sale consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009
U.S. government agency obligations	$6,034,268	$63,017	$(14,640)	$6,082,645
Mortgage-backed securities	603,837	18,548	(12,465)	609,920
Corporate debt securities	500,000	—	(2,635)	497,365

	$7,138,105	$81,565	$(29,740)	$7,189,930

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008
U.S. government agency obligations	$4,535,428	$99,822	$(3,055)	$4,632,195
Mortgage-backed securities	770,122	9,925	(19,895)	760,152
Corporate debt securities	500,000	—	(45,430)	454,570

	$5,805,550	$109,747	$(68,380)	$5,846,917

No held-to-maturity securities existed at December 31, 2009. Securities held-to-maturity consisted of the following at December 31, 2008.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency obligations	$500,000	$18,260	$—	$518,260

	$500,000	$18,260	$—	$518,260

The amortized cost and fair value of securities by contractual maturity date at December 31, 2009 are as follows:

Securities available-for-sale:

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due from one to five years	6,830,344	6,884,520
Due from five to ten years	—	—
Due after ten years	307,761	305,410

Total	$7,138,105	$7,189,930

The following table shows our gross unrealized losses and fair value of investment securities by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009.

GROSS UNREALIZED LOSSES AND FAIR VALUE

AS OF DECEMBER 31, 2009

	Less than 12 months		12 months or more		Total
Securities Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency obligations	$1,985,360	$(14,640)	$—	$—	$1,985,360	$(14,640)

Mortgage-backed securities	—	—	24,323	(12,465)	24,323	(12,465)

Corporate bonds	497,365	(2,635)	—	—	497,365	(2,635)

Total temporarily impaired securities	$2,482,725	$(17,275)	$24,323	$(12,465)	$2,507,048	$(29,740)

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

The majority of our mortgage-backed securities are government agency issued. The carrying value of our government agency issued mortgage backed securities was $585,597 or 96% of the total mortgage-backed securities at December 31, 2009 and $738,912 or 97% at December 31, 2008.

Securities with carrying values of $5,178,882 and $5,768,761 were pledged to secure treasury tax and loan, public deposits and borrowings from the Federal Home Loan Bank of Atlanta at December 31, 2009 and 2008, respectively.

Gross realized gains and losses on available-for-sale securities were:

	2009	2008	2007
Gross realized gains:
U.S. government agency obligations	$—	$7,598	$—
Mortgage-backed securities	—	—	—

Total gross realized gains	—	7,598	—

Gross realized losses:
Mortgage-backed securities	—	—	—
Corporate securities	—	(71,158)	—

Total gross realized losses	—	(71,158)	—

Net realized losses	$—	$(63,560)	$—

Gross realized gains and losses on securities held-to-maturity were:

	2009	2008	2007
Gross realized gains:
U.S. government agency obligations	—	7,132	—

Total gross realized gains	—	7,132	—

Gross realized losses:
U.S. government agency obligations	—	—	—

Total gross realized losses	—	—	—

Net realized gains	$—	$7,132	$—

Proceeds from maturities, sales and calls of investment securities were $3,166,038, $38,639,500 and $86,191,260, for 2009, 2008 and 2007, respectively.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following at December 31:

	2009	2008
Commercial	$71,471,602	$65,718,459
Real estate
Construction	131,197,358	127,002,485
Residential (1-4 family)	87,745,998	86,792,055
Home equity lines	80,953,044	85,597,587
Multifamily	16,126,260	4,587,437
Commercial	146,777,239	131,243,786

Real estate subtotal	462,799,899	435,223,350

Loans to individuals:
Consumer and installment loans	3,105,636	3,464,752
Overdraft protection loans	64,851	73,513

Loans to individuals subtotal	3,170,487	3,538,265

Total gross loans	537,441,988	504,480,074

Allowance for loan losses	(9,300,000)	(8,046,000)
Unamortized loan costs, net of deferred fees	258,187	232,009

Total net loans	$528,400,175	$496,666,083

Nonaccrual loans were $6,811,331, restructured loans were $538,000 and loans past due 90 days or more and still accruing interest were $202,678 at December 31, 2009. At December 31, 2008, nonaccrual loans were $7,506,337, restructured and loans past due 90 days or more and still accruing interest were $0.

Information on impaired loans:

	2009	2008
Impaired loans for which an allowance has been provided	$5,552,565	$7,305,337
Impaired loans for which no allowance has been provided	1,999,444	201,000

Total impaired loans	$7,552,009	$7,506,337

Allowance provided for impaired loans, included in the allowance for loans losses	$1,738,397	$4,217,970
Average balance in impaired loans	$7,906,285	$1,504,479

Interest received in cash and recognized on impaired loans was $185,735, $359,518 and $11,332 for 2009, 2008 and 2007, respectively.

Information on restructured loans:

	Years Ended December 31,
	2009	2008	2007
Investment in restructured loans	$699,240	$—	$—
Valuation allowance for restructured loans included in charged-off loans	(161,240)	—	—

Restructured loans included in impaired loans	$538,000	$—	$—

Recoveries of charged-off balance	$4,400	$—	$—

A summary of the activity in the allowance for loan losses account is as follows:

	Years Ended December 31,
	2009	2008	2007
Balance, beginning of year	$8,046,000	$3,976,000	$3,235,000
Provisions charged to operations	5,183,747	5,014,076	976,478
Loans charged-off	(4,021,490)	(1,032,929)	(237,689)
Recoveries	91,743	88,853	2,211

Balance, end of year	$9,300,000	$8,046,000	$3,976,000

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

	2009	2008
Buildings	$3,987,035	$3,391,303
Land	2,861,517	2,861,517
Leasehold improvements	1,072,101	999,309
Equipment, furniture and fixtures	6,109,042	5,207,550

	14,029,695	12,459,679
Less accumulated depreciation	(5,056,653)	(4,073,249)

Property and equipment, net	$8,973,042	$8,386,430

Depreciation expense of $1,002,032, $968,564 and $727,969 was included in occupancy and equipment expense for 2009, 2008 and 2007, respectively.

We have twenty-six non-cancellable leases for premises. The lease terms are from one to thirty years and have various renewal dates. Rental expense was $1,788,130, $1,446,145, and $826,527 in 2009, 2008 and 2007, respectively. Minimum lease payments for succeeding years pertaining to these non-cancellable operating leases are as follows:

2010	$1,629,463
2011	1,333,641
2012	1,046,913
2013	468,235
2014	217,252
Thereafter	8,355,606

$13,051,110

NOTE 5 - ACQUISITION

On August 10, 2007, we acquired a Maryland mortgage office plus certain other mortgage related assets from Resource Bank (now Fulton Bank), a Virginia Beach based bank owned by Fulton Financial of Lancaster, Pennsylvania. The assets and results of operations have been included in the consolidated financial statements since that date. The aggregate purchase price was $2.1 million including legal expenses of $53,000. The following table summarizes the estimated fair values of the assets acquired at the date of acquisition.

Equipment	$22,000
Intangible assets	1,250,000
Goodwill	775,000

$2,047,000

The intangible assets have a weighted-average useful life of seven years.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

Information concerning intangible assets and goodwill attributable to the Maryland mortgage office acquired on August 10, 2007 is presented in the following table:

	December 31,		Acquisition
	2009	2008	Cost
Amortizable intangible assets, net	$818,455	$997,027	$1,250,000
Goodwill	775,000	775,000	775,000
Amortization expense	178,572	178,572

Estimated Amortization Expense:
For the year ended 12/31/2010	178,572
For the year ended 12/31/2011	178,572
For the year ended 12/31/2012	178,572
For the year ended 12/31/2013	178,572
For the year ended 12/31/2014	104,167

$818,455

Annual impairment review indicated that goodwill was not impaired in 2009 or 2008.

NOTE 7 - RESTRICTED EQUITY SECURITIES

Restricted equity securities are securities that do not have a readily determinable fair value and lack a market. Therefore, they are carried at cost. The following table represents balances as of December 31, 2009 and 2008, respectively:

	2009	2008
Federal Reserve Bank Stock	$1,410,200	$1,381,650
Federal Home Loan Bank Stock	5,565,800	2,150,100
Community Bankers Bank Stock	43,700	43,700

Total restricted equity securities	$7,019,700	$3,575,450

As a member bank our stock requirement with the Federal Reserve is based on our capital levels as reported on the most recent filing of our Consolidated Reports of Condition and Income and is subject to change when our capital levels increase or decrease. Our stock requirements with the Federal Home Loan Bank consists of two levels; membership stock based on total assets as of December 31st of each year and collateral stock based on our highest borrowing levels which is evaluated for release on a periodic basis. The stock we hold with Community Bankers Bank is membership stock.

NOTE 8 - DEPOSITS

Interest-bearing deposits for the years ending December 31, 2009 and December 31, 2008 are as follows:

	2009	2008
NOW accounts	$19,670,588	$15,363,332
Money market accounts	157,308,562	129,287,002
Savings accounts	22,812,721	20,443,846
Certificates of deposit $100,000 and over	180,180,533	171,308,125
Other time deposits	83,897,666	80,789,370

Total interest-bearing deposits	$463,870,070	$417,191,675

Scheduled maturities for time deposits in excess of $100,000 as of December 31, 2009 are as follows:

Year Maturing
2010	$102,992,304
2011	56,831,443
2012	13,985,342
2013	—
2014	5,998,559
Thereafter	372,885

$180,180,533

NOTE 9 - BORROWINGS

We have federal funds arrangements with five financial institutions that provide approximately $29.5 million of unsecured short-term borrowing capacity. As of December 31, 2009, there were no outstanding balances on these federal funds lines of credits. Information concerning federal funds purchased is summarized, as follows:

	2009	2008
Average balance during the year	$145,436	$543,691
Average interest rate during the year	1.00%	2.89%
Maximum month end balance during the year	$15,500,000	$6,500,000

We are a member of the Federal Home Loan Bank of Atlanta (“FHLB”) and as such, we may borrow funds based on criteria established by the FHLB. We are allowed under our lines of credit to borrow up to 30% of assets, or approximately $206,871,000, if collateralized, as of December 31, 2009. We have two borrowing programs with FHLB. Under our primary program, we have pledged blanket liens on the 1-4 family residential loan portfolio, the home equity lines of credit/loans portfolio, and on qualifying commercial real estate loans. Additionally, investment securities with collateral fair values of $585,597 at December 31, 2009 and $738,912 at December 31, 2008 were also pledged to secure any advances. In February 2009, we negotiated an additional line of credit with FHLB that is secured by a portion of our loans held for sale (“LHFS”). We pledge these loans, which have been sold to FHLB approved investors, as collateral. In return, we are allowed to borrow up to 70% of these loans for 120 days.

As of December 31, 2009, we could borrow approximately $55.5 million under our primary line, based upon collateral pledged. This line is reduced by $5.0 million, which has been pledged as collateral for public funds. We could borrow up to $36.6 million under our LHFS line, and $36,583,439 was outstanding on the line at December 31, 2009. Should we ever desire to increase the line of credit beyond the 30% limit, the FHLB would allow borrowings of up to 40% of total assets once we met specific eligibility criteria.

As of December 31, 2009, we had three outstanding advances from the FHLB on our primary line. One was in the amount of $10.0 million, the second was for $1,575,335 and the third advance was $18.0 million. The first advance matures November 15, 2010 and bears interest at 3.97% on December 31, 2009. The second advance matures September 28, 2015 and bears an interest rate of 4.96% on December 31, 2009. The interest rate is fixed for the term of the advance and this advance was utilized to match fund ten-year amortizing loans to clients. The third advance was for $18,000,000 with a maturity date of July 20, 2010 and a rate that changes daily. The rate on December 31, 2009 was 0.36%.

Other information concerning FHLB advances is summarized below:

	2009	2008
Average balance during the year	$28,055,023	$43,012,649
Average interest rate during the year	3.11%	3.48%
Maximum month end balance during the year	$66,158,774	$82,925,237

NOTE 10 - TRUST PREFERRED SUBORDINATED DEBT

Monarch Financial Holdings Trust is a wholly-owned special purpose finance subsidiary of the Parent, operating in the form of a grantor trust (the Trust). The Trust was created in June 2006 to issue capital securities and remit the proceeds to the Company. We are the sole owner of the common stock securities of the Trust. On July 5, 2006 the Trust issued 10,000 shares of preferred stock capital securities with a stated value of $1,000 per share, bearing a variable dividend rate, reset per quarter, equal to 90 day London Interbank Offered Rate (“LIBOR”) plus 1.60%. The Trust securities have a mandatory redemption date of September 30, 2036, and are subject to varying call provisions at our option beginning September 30, 2011.

We unconditionally guarantee the stated value of the Trust preferred stock on a subordinated basis. Through an intercompany lending transaction, proceeds received by the Trust from the sale of securities were lent to the Company for general corporate purposes.

The Trust preferred stock is senior to our common stock in event of claims against Monarch, but is subordinated to all senior and subordinated debt securities. The shares of the Trust preferred stock are capital securities, which are distinct from the common stock or preferred stock of the Company, and the dividends thereon are tax-deductible. Dividends accrued for payment by the Trust are classified as interest expense on long-term debt in our consolidated statement of income. The Trust preferred stock is shown as “Trust preferred subordinated debt” and classified as a liability in the consolidated balance sheets.

NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

We entered into an interest rate swap agreement with PNC Bank (PNC) of Pittsburgh, PA on July 29, 2009, for our $10 million Trust preferred borrowing, which carries a floating interest rate of 90 day LIBOR plus 160 basis points. The terms of this hedge allows us to mitigate our exposure to interest-rate fluctuations by swapping our floating rate obligation for a fixed rate obligation. The notional amount of the swap agreement is $10 million, and has an expiration date of September 30, 2014. Under the terms of our agreement, at the end of each quarter we will swap our floating rate for a fixed rate of 3.26%. Including the additional 160 basis points, the effective fixed rate of interest cost will be 4.86% on our $10 million Trust Preferred borrowing for five years.

The fixed-rate payment feature of this swap is structured to mirror the provisions of the hedged borrowing agreement. This swap qualifies as a cash flow hedge and the underlying liability is carried at fair value in other liabilities, with the changes in fair value of the instrument included in Stockholders’ Equity in accumulated other comprehensive income.

Our credit exposure, if any, on the interest rate swap is limited to the net favorable value (net of any collateral pledged) and interest payments of the swap by the counterparty. Conversely, when an interest rate swap is in a liability position we are required to have collateral on deposit at PNC which is evaluated daily and adjusted based on the fair value of the hedge on the last day of the month. The fair value of this swap instrument was a liability of approximately $197 thousand at December 31, 2009 for which our collateral requirement on December 31, 2009, was $250 thousand.

NOTE 12 - PUBLIC OFFERING OF PREFERRED STOCK

In November 2009, based on our filing of Form S-1 with the Securities and Exchange Commission, we received formal approval from the Commission to register up to 800,000 shares of Series B noncumulative convertible perpetual preferred stock with a per share dividend rate of 7.8%. On November 30, 2009, we issued and sold 800,000 shares Series B noncumulative convertible perpetual preferred stock at $25.00 per share in a public offering. Proceeds and costs are as follows:

Date	Shares Placed	Per Share Price	Offering Proceeds
November 30, 2009	800,000	$25.00	$20,000,000
	Less underwriter discount		(1,169,275)
	Less other expenses		(422,629)

	Net Proceeds		$18,408,096

This stock is convertible at the option of the shareholder into 3.125 shares of common stock (which reflects an initial conversion price of $8.00 per share of common stock), subject to some adjustments. It also carries a convertible option for the Company which may be exercised if for 20 trading days within any period of 30 consecutive trading days, the closing price of common stock exceeds 130% of the then applicable conversion price.

The Series B preferred stock is also redeemable by us, in whole or in part, on or after the third anniversary of the issue date for the liquidation amount of $25.00 per share plus any undeclared and unpaid dividends.

Dividends declared on Series B noncumulative convertible perpetual preferred stock were $125,680 on the 800,000 shares in 2009.

NOTE 13 - CUMULATIVE PERPETUAL PREFERRED STOCK

On December 23, 2009 we redeemed 14,700 shares of Series A, $1,000 par value, cumulative perpetual preferred stock, issued in December 2008 to the U.S. Treasury Department (“Treasury”) under the TARP Capital Purchase Program. This stock carried a 5% dividend for each of the first 5 years of the investment, and 9% thereafter, unless we elected to redeem the shares.

Additionally, Treasury returned half of the warrants to purchase shares of Monarch Financial Holdings, Inc. common Stock with an exercise price of $8.33 that were issued in association with initial stock purchase. Subsequent to our December 31, 2009 year end, but prior to the filing of this report, the Treasury has agreed to accept $260,000 for the remaining warrants.

In 2009, dividends of $743,167 were paid on Series A cumulative perpetual preferred stock and $39,490 was recorded in discount accretion. Due to the redemption, the remaining $179,127 unaccreted discount has been recorded, along with associated dividends, as an adjustment to net income available to common stockholders at December 31, 2009, and is included in our Consolidated Statements of Stockholders’ Equity.

NOTE 14 - INCOME TAXES

The principal components of income tax benefit (expense) for 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Current
Federal	$(2,679,645)	$(1,900,014)	$(2,221,918)
State	(40,395)	—	—

	(2,720,040)	(1,900,014)	(2,221,918)

Deferred
Federal	226,675	1,395,514	688,609
State	40,395	—	—

	267,070	1,395,514	688,609

Total
Federal	(2,452,970)	(504,500)	(1,533,309)
State	—	—	—

	$(2,452,970)	$(504,500)	$(1,533,309)

Differences between income tax expense calculated at the statutory rate and that shown in the statement of income for 2009, 2008 and 2007 are summarized, as follows:

	2009	2008	2007
Federal income tax expense at statutory rate	$(2,484,938)	$(556,710)	$(1,595,104)
Tax effect of:
BOLI cash surrender value increase	89,030	83,815	83,815
Meals and entertainment	(44,986)	(52,068)	(29,331)
Other	(12,076)	20,463	7,311

Income tax expense	$(2,452,970)	$(504,500)	$(1,533,309)

We have the following deferred tax assets and liabilities at December 31, 2009 and 2008:

	December 31,
	2009	2008
Deferred tax assets:
Bad debt provision	$3,126,540	$2,803,060
Premium amortization on securities	11,800	34,220
Deferred gain on sale/leaseback	168,851	222,294
Other	192,574	13,042

Total deferred tax assets	3,499,765	3,072,616

Deferred tax liabilities:
Fixed assets	(218,602)	(138,052)
Other	(63,557)	14,065

Total deferred tax liabilities	(282,159)	(123,987)

Net deferred tax assets	$3,217,606	$2,948,629

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered in income. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. Management has evaluated the effect of the guidance provided by U.S. GAAP on Accounting for Uncertainty in Income Taxes that became effective this year. Management has evaluated all other tax positions that could have a significant effect on the financial statements and determined the Company had no uncertain material income tax positions at December 31, 2009.

We file income tax returns in the U.S. federal jurisdiction and the states of Virginia, Maryland and North Carolina. With few possible exceptions, we are no longer subject to U.S. or state income tax examinations by tax authorities for the years prior to 2006.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

We have outstanding at any time a significant dollar amount of commitments to extend credit. To accommodate major customers, we also provide standby letters of credit and guarantees to third parties. Those arrangements are subject to strict credit control assessments. Guarantees and standby letters of credit specify limits to our obligations. The amounts of loan commitments, guarantees and standby letters of credit are set out in the following table as of December 31, 2009 and 2008. Because many commitments and almost all standby letters of credit and guarantees expire without being funded, in whole or in part, the contract amounts are not estimates of future cash flows. The majority of commitments to extend credit have terms up to one year. Interest rates on fixed-rate commitments range from 4.0% to 26.0%. All of the guarantees written and the standby letters of credit at December 31, 2009 expire during 2010.

	2009		2008
	Variable Rate Commitments	Fixed Rate Commitments	Variable Rate Commitments	Fixed Rate Commitments
Commitments to grant loans	$26,261,908	$90,754,011	$38,372,874	$31,305,962
Unfunded commitments under lines of credit and similar arrangements	$131,714,476	$13,720,276	$175,808,883	$4,519,073
Standby letters of credit and guarantees written	$5,349,758	$—	$6,089,897	$—

Loan commitments, standby letters of credit and guarantees written have off-balance-sheet credit risk because only origination fees and accruals for probable losses, if any, are recognized in the statement of financial position, until the commitments are fulfilled or the standby letters of credit or guarantees expire. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that, in accordance with the requirements of FASB guidance for Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, collateral or other security is of no value. Our policy is to require customers to provide collateral prior to the disbursement of approved loans. For retail loans, we usually retain a security interest in the property or products financed, which provides repossession rights in the event of default by the customer. For business loans and financial guarantees, collateral is usually in the form of inventory or marketable securities (held in trust) or property (notations on title).

Concentrations of credit risk (whether on or off balance sheet) arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. At December 31, 2009, we had loan concentrations which exceeded 10% in the area of loans to borrowers who are principally engaged in acquisition, development and construction of 1-4 single family homes and developments and to residential home owners with equity lines. A geographic concentration arises because we operate primarily in southeastern Virginia.

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

NOTE 16 - STOCK COMPENSATION AND BENEFIT PLANS

In May 2006, our shareholders approved the adoption of a new stock-based compensation plan to succeed the 99ISO. The new 2006 Equity Incentive Plan (“2006EIP”) authorizes the compensation committee to grant options, stock appreciation rights, stock awards, performance stock awards, and stock units to designated directors, officers, key employees, consultants and advisors to the Company and its subsidiaries. The Plan authorizes us to issue up to 630,000 split-issue adjusted shares of Company Common Stock plus the number of shares of Company Common Stock outstanding under the 1999 Plan. The Plan also provides that no award may be granted more than 10 years after the May 2006 ratification date. On September 18, 2006, we issued the first stock awards under the new Plan at a price equal to the stock price on that date with vesting periods of up to three years from issue. Total compensation costs will be recognized over the service period to vesting.

The following is a summary of our stock option activity, and related information. All shares and per share prices have been restated for stock splits and dividends in the years presented:

	2009			2008		2007
Options	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding - Beginning of year	377,512	$7.09		436,064	$6.70	517,323	$6.58
Granted	—	—		—	—	—	—
Exercised	(61,107)	4.45		(58,552)	4.33	(76,593)	5.88
Forfeited	(19,919)	5.42		—	—	(4,666)	6.31

Outstanding - End of year	296,486	$7.75	—	377,512	$7.09	436,064	$6.70

Options exercisable at year-end	296,486	$7.75	—	377,512	$7.09	436,064	$6.70

Weighted average fair value per option granted during year		$—			$—		$—

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $43,445, $254,096, and $208,156, respectively. All options granted in relation to the 99ISO plan were fully vested at December 31, 2005.

Cash received for option exercise under share-based payment arrangements for 2009, 2008 and 2007 was $272,168, $254,096, and $208,156, respectively. Tax benefits of $20 and $38,562 were recognized in 2009 and 2008.

Other information pertaining to options outstanding at December 31, 2009 is as follows:

Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Average Exercise Price
$6.31 to $9.42	296,486	4.08	$7.75

A summary of the status of the our non-vested shares in relation to our restricted stock awards as of December 31, 2009, 2008 and 2007, and changes during the years ended December 31, 2009, 2007 and 2006, is presented below; the weighted average price is the weighted average fair value at the date of grant:

	2009		2008		2007
Restricted Share Awards	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Nonvested - Beginning of year	125,200	$10.57	53,960	$13.01	27,600	$14.50
Granted	72,620	6.60	79,080	8.92	30,680	10.34
Vested	(26,980)	13.02	(3,600)	9.50	(3,240)	14.50
Forfeited	(3,200)	10.87	(4,240)	11.61	(1,080)	14.50

Nonvested - End of year	167,640	$8.16	125,200	$10.57	53,960	$13.01

Compensation expense related to the restricted stock awards was $329,681, $329,839 and $205,466 for 2009, 2008, and 2007, respectively. The total fair value of awards vested during 2009, 2008, and 2007 was $351,280, $34,200 and $46,980, respectively. As of December 31, 2009 and 2008, there was $1,323,825 and $736,531, respectively, of total unrecognized cost related to the non-vested share-based compensation arrangements granted under the 2006EIP. That cost is expected to be recognized over a weighted-average period of 3.2 years. The grant date fair value of common stock is used in determining unused compensation cost.

Other information pertaining to restricted stock at December 31, 2009 is as follows:

Range of Issuance Prices	Number Outstanding	Remaining Contractual Life (Years)
$5.00 to $10.00	146,760	3.6
$10.01 to $15.00	20,880	0.7

We have a 401(k) defined contribution plan applicable to all eligible employees. Contributions to the plan are made at the employee’s election. Employees may contribute up to 91% of their salaries up to IRS limits. We began making contributions in April 2001. We matched 50% of the first 6.0% of employee contributions in 2009 and 100% of the first 6.0% of employee contributions in 2008 and 2007. Our expense for 2009, 2008 and 2007 was $435,322, $714,591, and $436,524, respectively.

NOTE 17 - RELATED PARTY TRANSACTIONS

We have loan transactions with our executive officers and directors, and with companies in which our executive officers and directors have a financial interest. A summary of related party loan activity is as follows during 2009.

	2009	2008	2007
Outstanding - Beginning of year	$16,842,505	$15,056,027	$4,436,223
Originations	7,580,227	7,947,615	15,054,063
Repayments	(5,157,432)	(6,161,137)	(4,434,259)

Outstanding - End of year	$19,265,300	$16,842,505	$15,056,027

Commitments to extend credit and letters of credit to related parties amounted to $7,579,000 and $6,160,000 at December 31, 2009 and 2008, respectively.

At December 31, 2009 and 2008 total deposits held by related parties were $9,643,087 and $7,615,823, respectively.

NOTE 18 - REGULATORY CAPITAL REQUIREMENTS

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

The Bank, as a Virginia banking corporation, may only pay dividends from retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the Bank. Regulatory agencies place certain restrictions on dividends paid and loans and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. At December 31, 2009, the amount available was approximately $8.1 million. Loans and advances are limited to 10% of the Bank’s common stock and capital surplus. As of December 31, 2009, funds available for loans or advances by the Bank to the Company were approximately $3.7 million.

Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009, the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2009 the Bank was categorized as “well capitalized”, the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. The Company is also subject to certain capital adequacy ratio requirements. The Company and Bank’s actual capital amounts and ratios are also presented in the table as of December 31, 2009 and 2008.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
	(Dollars in Thousands)
As of December 31, 2009
Total Risk-Based Capital Ratio
Consolidated Company	$83,988	14.23%	$47,222	8.00%	N/A	N/A
Bank	$65,580	11.11%	47,222	8.00%	59,028	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)

Tier 1 Risk-Based Capital Ratio
Consolidated Company	$76,585	12.97%	$23,625	4.00%	N/A	N/A
Bank	$58,177	9.85%	23,625	4.00%	35,438	6.00%
(Tier 1 Capital to Risk-Weighted Assets)

Tier 1 Leverage Ratio
Consolidated Company	$76,585	11.52%	$26,595	4.00%	N/A	N/A
Bank	$58,177	8.75%	26,595	4.00%	33,244	5.00%
(Tier 1 Capital to Average Assets)

As of December 31, 2008
Total Risk-Based Capital Ratio
Consolidated Company	$74,241	14.79%	$40,156	8.00%	N/A	N/A
Bank	$59,603	11.87%	40,156	8.00%	50,213	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)

Tier 1 Risk-Based Capital Ratio
Consolidated Company	$67,941	13.53%	$20,085	4.00%	N/A	N/A
Bank	$53,303	10.62%	20,085	4.00%	30,115	6.00%
(Tier 1 Capital to Risk-Weighted Assets)

Tier 1 Leverage Ratio
Consolidated Company	$67,941	11.76%	$23,108	4.00%	N/A	N/A
Bank	$53,303	9.22%	23,108	4.00%	28,906	5.00%
(Tier 1 Capital to Average Assets)

NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and fair value of our financial instruments at December 31, 2009 and December 31, 2008. GAAP defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than through a forced or liquidation sale for purposes of this disclosure. The carrying amounts in the table are included in the balance sheet under the indicated captions.

Estimation of Fair Values

	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$34,351,240	$34,351,240	$8,596,342	$8,596,342
Investment securities	7,189,930	7,189,930	6,346,917	6,365,177
Mortgage loans held for sale	78,997,713	78,997,713	54,369,215	54,369,215
Loans (net)	528,400,175	550,274,264	496,666,083	520,023,836
Accrued interest receivable	1,616,408	1,616,408	1,602,662	1,602,662
Restricted equity securities	7,049,552	7,049,552	3,575,450	3,575,450

Financial Liabilities
Deposit liabilities	$540,038,888	$537,475,766	$496,085,795	$496,213,772
Total borrowings	76,158,774	75,538,504	38,060,272	37,249,427
Accrued interest payable	135,980	135,980	202,035	202,035
Derivative financial liability	197,143	197,143	—	—

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

The fair value of the derivative financial liability is based on the income approach using observable market inputs, reflecting market inputs of future interest rates as of the measurement date. Consideration is given to our credit risk as well as the counterparty’s credit quality in determining the fair value of the derivative.

It is not practicable to separately estimate the fair values for off-balance-sheet credit commitments, including standby letters of credit and guarantees written, due to the lack of cost-effective reliable measurement methods for these instruments.

NOTE 20 - FAIR VALUE ACCOUNTING

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

The following table presents our assets and liabilities related to continuing operations, which are measured at fair value on a recurring basis for each of the fair value hierarchy levels, as of December 31, 2009 and December 31, 2008:

	Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Assets at December 31, 2009
Investment securities - available for sale	$7,189,930	$—	$7,189,930	$—
Restricted equity securities	7,019,700	$—	$—	7,019,700
Loans held for sale	78,997,713	—	78,997,713	—
Rate lock commitments, net	804,240	—	—	804,240

Total Assets	$94,011,583	$—	$86,187,643	$7,823,940

Derivative financial liability	$197,143	$—	$197,143	$—

Assets at December 31, 2008
Investment securities - available for sale	$5,846,917	$—	$5,846,917	$—
Restricted equity securities	3,575,450	$—	$—	3,575,450
Loans held for sale	54,369,215	—	54,369,215	—
Rate lock commitments, net	645,484	—	—	645,484

Total Assets	$64,437,066	$—	$60,216,132	$4,220,934

The changes in restricted equity securities (Level 3 assets) measured at fair value on a recurring basis are summarized below as:

	2009	2008
Balance, January 1	$3,575,450	$4,847,600
Issuances and settlements, net	3,444,250	(1,272,150)
Income (loss)	—	—

Balance, December 31	$7,019,700	$3,575,450

The changes in rate lock commitments (Level 3 assets) measured at fair value on a recurring basis are summarized below as:

	2009	2008
Balance, January 1	$645,484	$132,138
Issuances and settlements, net	(645,484)	(132,138)
Income ( loss)	804,240	645,484

Balance, December 31	$804,240	$645,484

The following table provides quantitative disclosures about the fair value measurements of our assets related to continuing operations which are measured at fair value on a nonrecurring basis as of December 31, 2009 and 2008:

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2009
Real estate owned	$2,115,700	$—	$—	$2,115,700
Restructured and impaired loans	4,669,494	—	—	4,669,494

At December 31, 2008
Real estate owned	$532,932	$—	$—	$532,932
Restructured and impaired loans	3,213,367	—	—	3,213,367

The loss on sale of real estate owned, which is recorded within other noninterest income totaled $41,844 in 2009 and $31,244 in 2008.

At the time a loan secured by real estate becomes real estate owned we record the property at the lower of its carrying amount or fair value. Upon foreclosure and through liquidation, we evaluate the property’s fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. We recorded losses of $224,750 and $73,419 due to valuation adjustments on real estate owned in our consolidated statements of income through December 31, 2009 and 2008, respectively.

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

Restructured loans. Measurement of the value of a restructured loan is generally based on the present value of expected future cash flows discounted at the loan’s effective interest rate, unless in the case of collateral-dependent loans, the observable market price, or the fair value of the collateral can be readily determined. Restructured loans are periodically reevaluated to determine if additional adjustments to the carrying value are necessary.

Derivative financial instruments. Derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date. Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction. Valuation adjustments may be made to reflect both our credit risk and the counterparties’ credit quality in determining the fair value of the derivative. Level 2 inputs for the valuations are limited to observable market prices for London Interbank Offered Rate (LIBOR) observable market prices for LIBOR swap rates, and three month LIBOR basis spreads at commonly quoted intervals. Our derivative financial liability consists of an interest rate swap that qualifies as a cash flow hedge which had an unrealized loss of $197,143 at December 31, 2009.

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

At December 31, 2009, we have not elected to implement fair value accounting for any balance sheet items not already requiring such accounting.

NOTE 21 - EARNINGS PER SHARE RECONCILIATION

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	2009	2008	2007
Net income (numerator, basic and diluted)	$4,855,672	$1,132,883	$3,158,174
Less: cumulative perpetual preferred dividend and accretion	(1,062,964)	(24,500)	—

Net Income available for common stock (numerator, basic and diluted)	3,792,708	1,108,383	3,158,174
Weighted average shares outstanding (denominator)	5,661,284	5,213,096	4,814,738

Income per common share - basic	$0.67	$0.21	$0.66

Weighted average shares - diluted (denominator)	5,784,592	5,292,232	5,019,221

Income per common share - diluted	$0.66	$0.21	$0.63

The dilutive effect of stock options is 123,308, 79,136, and 204,483 shares for 2009, 2008, and 2007 respectively.

NOTE 22 - SEGMENT REPORTING

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

Segment information for the years 2009, 2008, and 2007 is shown in the following table. The “Other” column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments and intercompany eliminations.

Selected Financial Information

	Commercial and Other Banking	Mortgage Banking Operations	Intersegment Eliminations	Total
Year Ended December 31, 2009
Net interest income after provision for loan losses	$16,635,125	$277,629	$—	$16,912,754
Noninterest income	5,461,370	33,164,302	(2,991,415)	35,634,257
Noninterest expenses	(14,685,316)	(31,323,744)	974,716	(45,034,344)

Net income before income taxes and minority interest	$7,411,179	$2,118,187	$(2,016,699)	$7,512,667

Year Ended December 31, 2008
Net interest income after provision for loan losses	$11,426,318	$(289,045)	$—	$11,137,273
Noninterest income	5,202,191	16,782,409	(2,180,415)	19,804,185
Noninterest expenses	(13,128,391)	(16,302,768)	408,314	(29,022,845)

Net income before income taxes and minority interest	$3,500,118	$190,596	$(1,772,101)	$1,918,613

Year Ended December 31, 2007
Net interest income after provision for loan losses	$15,764,401	$(288,398)	$—	$15,476,003
Noninterest income	2,333,291	4,965,482	893,694	8,192,467
Noninterest expenses	(12,932,207)	(6,013,448)	133,250	(18,812,405)

Net income before income taxes and minority interest	$5,165,485	$(1,336,364)	$1,026,944	$4,856,065

Segment Assets
2009	$690,323,668	$86,147,206	$(86,901,831)	$689,569,043
2008	$597,478,596	$76,045,662	$(76,325,856)	$597,198,402

NOTE 23 - CONDENSED PARENT COMPANY ONLY FINANCIAL INFORMATION

On June 1, 2006, a parent corporation, Monarch Financial Holdings, Inc. was formed through a reorganization plan under the laws of the Commonwealth of Virginia. With this reorganization, Monarch Bank became a wholly-owned subsidiary of Monarch Financial Holdings, Inc.

The condensed financial position as of December 31, 2009 and December 31, 2008 and the condensed results of operations and cash flows for Monarch Financial Holdings, Inc., parent company only, for the years ended December 31, 2009, 2008 and 2007 are presented below.

CONDENSED BALANCE SHEET

	December 31, 2009	December 31, 2008
ASSETS
Cash	$18,336,197	$—
Investment in Monarch Bank	59,697,345	55,101,916
Investment in Trust	310,000	310,000
Due from Monarch Bank	125,680	14,700,000

Total assets	$78,469,222	$70,111,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Floating rate subordinated debenture (trust preferred securities)	$10,310,000	$10,310,000
Valuation adjustment for trust preferred securities	197,143	—
Other liabilities	53,782	24,500
Total shareholders’ equity	67,908,297	59,777,416

Total liabilities and stockholders’ equity	$78,469,222	$70,111,916

CONDENSED INCOME STATEMENT

	December 31, 2009	December 31, 2008	December 31, 2007
INCOME
Dividends from subsidiaries	$327,595	$520,326	$702,235
Dividend from nonbank subsidiary	8,308	16,130	21,769

Total income	335,903	536,456	724,004

EXPENSES
Interest on borrowings	335,903	536,456	724,004

Total expenses	335,903	536,456	724,004

INCOME BEFORE EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES	—	—	—

EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES	4,855,672	1,132,883	3,158,174

NET INCOME	4,855,672	1,132,883	3,158,174
Preferred stock dividend and accretion of preferred stock discounts	1,062,964	24,500	—

NET INCOME AVAILABLE TO COMMON STOCK HOLDERS	$3,792,708	$1,108,383	$3,158,174

The condensed statements of cash flows for Monarch Financial Holdings, Inc., parent company only, for the years ended December 31, 2009 and 2008 are presented below.

CONDENSED STATEMENTS OF CASH FLOWS

	December 31, 2009	December 31, 2008
Operating activities:
Net income	$4,855,672	$1,132,883

Adjustments to reconcile net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(4,855,672)	(1,132,883)
Stock-based compensation	329,681	326,839
Valuation adjustment on trust preferred securities	197,143	—
Changes in:
Due to (from) Monarch Bank	14,644,323	(22,427,713)
Interest payable and other liabilities	29,281	24,500

Net cash from operating activities:	15,200,428	(22,076,374)

Investing activities:
Investments	—	—

Net cash from investing activities:	—	—

Financing activities:
Dividends paid on perpetual preferred stock	(844,347)	—
Proceeds from issuance of perpetual preferred stock	18,408,096	14,700,000
Repurchase of perpetual preferred stock	(14,700,000)	—
Proceeds from issuance of common stock	272,020	7,376,374

Net cash from financing activities:	3,135,769	22,076,374

CHANGE IN CASH AND CASH EQUIVALENTS	18,336,197	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS AT END OF YEAR	$18,336,197	$—

NOTE 24 - QUARTERLY CONDENSED STATEMENT OF INCOME - UNAUDITED

The following table sets forth the results of operations for the four quarters unaudited of 2009, 2008, and 2007. All per share amounts have been adjusted for all prior stock splits and dividends.

	Quarter Ended
	Dec 2009	Sept 2009	Jun 2009	Mar 2009
Interest income	$8,471,204	$8,062,871	$8,416,747	$7,566,837
Interest expense	2,201,226	2,526,792	2,715,509	2,977,631
Net interest income	6,269,978	5,536,079	5,701,238	4,589,206
Provision for loan losses	1,098,811	1,546,788	1,837,597	700,551
Noninterest income	9,107,965	8,763,356	9,920,550	7,842,386
Noninterest expense	12,401,012	10,957,463	11,613,291	10,062,578
Income before income taxes	1,878,120	1,795,184	2,170,900	1,668,463
Provision for income taxes	(619,200)	(619,870)	(699,500)	(514,400)

Net income	1,258,920	1,175,314	1,471,400	1,154,063

Net income attributable to noncontrolling interest	(35,893)	(22,532)	(51,808)	(93,792)

NET INCOME ATTRIBUTABLE TO MONARCH FINANCIAL HOLDINGS, INC.	1,223,027	1,152,782	1,419,592	1,060,271

Preferred stock dividend and accretion of discount	(476,156)	(197,766)	(195,601)	(193,440)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$746,871	$955,016	$1,223,991	$866,831

Basic earnings per share	$0.13	$0.17	$0.22	$0.15
Diluted earnings per share	$0.13	$0.17	$0.21	$0.15

	Quarter Ended
	Dec 2008	Sept 2008	Jun 2008	Mar 2008
Interest income	$7,432,257	$7,869,157	$7,637,854	$7,928,064
Interest expense	3,586,985	3,509,976	3,618,796	4,000,226
Net interest income	3,845,272	4,359,181	4,019,058	3,927,838
Provision for loan losses	3,769,463	480,581	368,930	395,102
Noninterest income	5,153,206	4,813,431	5,123,811	4,713,737
Noninterest expense	7,563,900	7,413,925	7,282,378	6,762,642
Income (loss) before income taxes	(2,334,885)	1,278,106	1,491,561	1,483,831
Provision for income taxes	823,000	(412,700)	(446,600)	(468,200)

Net income (loss)	(1,511,885)	865,406	1,044,961	1,015,631

Net income attributable to noncontrolling interest	(22,793)	(93,073)	(117,934)	(47,430)

NET INCOME ATTRIBUTABLE TO MONARCH FINANCIAL HOLDINGS, INC.	(1,534,678)	772,333	927,027	968,201

Preferred stock dividend and accretion of discount	(24,500)	—	—	—

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(1,559,178)	$772,333	$927,027	$968,201

Basic earnings per share	$(0.29)	$0.13	$0.18	$0.19
Diluted earnings per share	$(0.29)	$0.13	$0.18	$0.19

	Quarter Ended
	Dec 2007	Sept 2007	Jun 2007	Mar 2007
Interest income	$8,448,909	$8,056,619	$7,465,573	$6,968,005
Interest expense	3,942,173	3,923,603	3,411,344	3,209,505
Net interest income	4,506,736	4,133,016	4,054,229	3,758,500
Provision for loan losses	332,960	384,518	116,000	143,000
Noninterest income	3,731,394	2,162,982	1,240,161	1,057,930
Noninterest expense	6,116,987	5,435,433	3,940,857	3,319,128
Income before provision for income taxes	1,788,183	476,047	1,237,533	1,354,302
Provision for income taxes	589,772	124,290	411,763	407,484

Net income	1,198,411	351,757	825,770	946,818

Net income attributable to noncontrolling interest	(67,281)	(38,296)	(38,575)	(20,430)

NET INCOME ATTRIBUTABLE TO MONARCH FINANCIAL HOLDINGS, INC.	1,131,130	313,461	787,195	926,388

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$1,131,130	$313,461	$787,195	$926,388

Basic earnings per share	$0.24	$0.07	$0.16	$0.19
Diluted earnings per share	$0.23	$0.06	$0.15	$0.19

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T).	Controls and Procedures.

For the period ending December 31, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in periodic Federal Reserve Bank filings.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably liked to materially affect, the internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.

Information contained in Monarch Bank’s Proxy Statement for its 2010 Annual Meeting (the “Proxy Statement”) under the headings “Election of Directors” on pages 2 through 5, information regarding executive officers contained under the heading “Executive Compensation” on Page 14 and information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” on Page 9 are incorporated herein by reference.

Item 11.	Executive Compensation.

Information contained in the Proxy Statement under the heading “Executive Compensation” on pages 14 through 23 are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information contained in the Proxy Statement under the heading “Security Ownership” on pages 8 and 9 are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information contained in the Proxy Statement under the heading “Independence of the Directors” on page 9 and 10, and under the heading “Transactions with Management” on page 25 are incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information contained in the Proxy Statement under the heading “Audit Information” on page 25 and 26, are incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statements Schedules.

(a)	(1) and (2). The response to this portion of Item 15 is included in Item 8 above.

(3).	Exhibits:

No.	Description

3.1	Articles of Incorporation of Monarch Financial Holdings, Inc.	***

3.2	Bylaws of Monarch Financial Holdings, Inc.	***

10.1	Monarch Bank 2006 Equity Incentive Plan	***

10.2	Employment Agreement with William F. Rountree, Jr.	*

10.3	Employment Agreement with Brad E. Schwartz	*

10.4	Employment Agreement with William F. Rountree, Jr	****

21.1	Subsidiaries of Registrant	**

31.1	Certification of CEO pursuant to Rule 13a-14(a).	**

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).	**

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

99.1	TARP Certification of CEO	**

99.2	TARP Certification of Principal Financial Officer	**

*	Incorporated herein by reference to Form 8k, Current Report, Filed March 18, 2009.
**	Filed herewith.
***	Incorporated herein by reference to Schedule 14a, Definitive Proxy Statement for the year ended December 31, 2005.
****	Incorporated herein by reference to Form 8k, Current Report, Filed January 29, 2010.

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH FINANCIAL HOLDINGS, INC.

March 19, 2010

By:	/s/ Brad E. Schwartz
Executive Vice President, Secretary, Treasurer & Chief Financial & Operating Officer (On behalf of the Company and as principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 2010.

/s/ Lawton H. Baker Lawton H. Baker, Director	March 19, 2010

/s/ Cassell D. Basnight Cassell D. Basnight, Director	March 19, 2010

/s/ Jeffrey F. Benson Jeffrey F. Benson, Director	March 19, 2010

/s/ Joe P. Covington, Jr. Joe P. Covington, Jr., Director	March 19, 2010

/s/ E. Neal Crawford, Jr. E. Neal Crawford, Jr., Executive Vice President and Director	March 19, 2010

/s/ Taylor B. Grissom Taylor B. Grissom, Director	March 19, 2010

/s/ Robert M. Oman Robert M. Oman, Director	March 19, 2010

/s/ Elizabeth T. Patterson Elizabeth T. Patterson, Director	March 19, 2010

/s/ William F. Rountree, Jr. William F. Rountree, Jr., Chief Executive Officer and Director (as principal executive officer)	March 19, 2010

/s/ Dwight C. Schaubach Dwight C. Schaubach, Director	March 19, 2010

/s/ Brad E. Schwartz Brad E. Schwartz, Director, Chief Financial and Operating Officer	March 19, 2010