Form 10-Q
period 2010-03-31
Monarch Financial Holdings, Inc.
filed 2010-05-11
CIK 1364856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: March 31, 2010

OR

☐	TRANSITION REPORT UNDER SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-34565

MONARCH FINANCIAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	6022	20-4985388
(State of other jurisdiction of Incorporation or organization)	(Primary Standard Industrial Classification Code Number	(I.R.S. Employer Identification No.

1101 Executive Blvd.

Chesapeake, Virginia 23320

(757) 389-5111

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☐

The number of shares of common stock outstanding as of May 10, 2010 was 5,875,534.

MONARCH FINANCIAL HOLDINGS, INC.

FORM 10-Q

MARCH 31, 2010

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	Unaudited March 31, 2010	December 31, 2009
ASSETS:
Cash and due from banks	$15,802,552	$17,129,674
Interest bearing bank balances	4,562,371	2,541,566
Federal funds sold	7,040,000	14,680,000

Total cash and cash equivalents	27,404,923	34,351,240

Investment securities available-for-sale, at fair value	8,412,989	7,189,930
Loans held for sale	82,664,388	78,997,713

Loans held for investment, net of unearned income	556,784,112	537,700,175
Less: allowance for loan losses	(8,650,000)	(9,300,000)

Loans, net	548,134,112	528,400,175

Property and equipment, net	9,197,815	8,973,042
Restricted equity securities	7,019,700	7,019,700
Bank owned life insurance	7,119,833	7,049,552
Goodwill	775,000	775,000
Intangible assets	773,812	818,455
Other assets	13,175,047	15,994,236

Total assets	$704,677,619	$689,569,043

LIABILITIES:
Deposits:
Demand deposits - non-interest bearing	$93,571,182	$76,168,818
Demand deposits - interest bearing	19,980,473	19,670,588
Savings deposits	23,710,550	22,812,721
Money market deposits	169,476,464	157,308,562
Time deposits	272,365,780	264,078,199

Total deposits	579,104,449	540,038,888

Borrowings:
Trust preferred subordinated debt	10,000,000	10,000,000
Federal Home Loan Bank advances	42,087,943	66,158,774

Total borrowings	52,087,943	76,158,774

Other liabilities	5,030,634	5,356,227

Total liabilities	636,223,026	621,553,889

STOCKHOLDERS’ EQUITY:
Preferred stock, $5 par value, 1,185,300 shares authorized; none issued	—	—
Noncumulative perpetual preferred stock, series B, liquidation value of $20.0 million, $5 par; 800,000 shares authorized, issued and outstanding	4,000,000	4,000,000
Common stock, $5 par value; 20,000,000 shares authorized; issued and outstanding - 5,876,534 and 5,865,534 shares, respectively	29,382,670	29,327,670
Additional paid-in capital	22,165,549	22,383,274
Retained earnings	13,090,109	12,360,292
Accumulated other comprehensive loss	(300,053)	(162,939)

Total Monarch Financial Holdings, Inc. stockholders’ equity	68,338,275	67,908,297
Noncontrolling interest	116,318	106,857

Total equity	68,454,593	68,015,154

Total liabilities and stockholders’ equity	$704,677,619	$689,569,043

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1.	FINANCIAL STATEMENTS (Continued)

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	3 Months Ended March 31,
	2010	2009
Interest income:
Interest and fees on loans	$8,470,927	$7,485,447
Interest on investment securities	54,546	64,335
Interest on federal funds sold	8,377	894
Dividends on equity securities	18,165	15,525
Interest on other bank accounts	376	636

Total interest income	8,552,391	7,566,837

Interest expense:
Interest on deposits	1,861,365	2,640,410
Interest on trust preferred subordinated debt	121,500	76,687
Interest on borrowings	182,698	260,534

Total interest expense	2,165,563	2,977,631

Net interest income	6,386,828	4,589,206

Provision for loan losses	1,327,870	700,551

Net interest income after provision for loan losses	5,058,958	3,888,655

Non-interest income:
Mortgage banking income	7,675,152	7,101,121
Investment and insurance commissions	74,320	284,005
Service charges and fees	394,331	285,469
Other	133,777	171,791

Total noninterest income	8,277,580	7,842,386

Non-interest expenses:
Salaries and employee benefits	7,924,546	7,141,002
Occupancy expenses	692,476	574,659
Furniture and equipment expenses	375,949	323,142
Loan expense	1,001,184	693,457
Data processing	195,536	207,960
FDIC insurance	248,836	255,501
Other	1,195,229	866,857

Total noninterest expenses	11,633,756	10,062,578

Income before income taxes	1,702,782	1,668,463

Income tax provision	(569,700)	(514,400)

Net income	1,133,082	1,154,063

Less: Net income attributable to noncontrolling interests	(13,265)	(93,792)

Net income attributable to Monarch Financial Holdings, Inc.	$1,119,817	$1,060,271

Preferred stock dividend and accretion of discount	(390,000)	(183,750)

Net income available to common stockholders	$729,817	$876,521

Basic net income per share	$0.13	$0.16
Diluted net income per share	$0.13	$0.16

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1.	FINANCIAL STATEMENTS (Continued)

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(unaudited)

			Additional Paid-In	Preferred	Retained	Accumulated Other Comprehensive	Noncontrolling
	Common Stock
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Interest	Total
Balance - December 31, 2008	5,735,007	$28,675,035	$8,065,602	$14,481,383	$8,528,094	$27,302	$111,274	$59,888,690
Comprehensive income:
Net income for three months ended March 31, 2009					1,060,271		93,792	1,154,063
Unrealized gain (loss) on securities available-for-sale, net of reclassification adjustment and income taxes						(6,628)		(6,628)

Total comprehensive income								1,147,435

Stock-based compensation expense			78,800					78,800
Stock options exercised	24,256	121,280	(19,344)					101,936
Accretion of discount on series A cumulative perpetual preferred warrants			(9,689)	9,689				—
Cash dividend declared on series A cumulative perpetual preferred stock (5%)					(183,750)			(183,750)
Distributions to noncontrolling interests							(57,683)	(57,683)

Balance - March 31, 2009	5,759,263	$28,796,315	$8,115,369	$14,491,072	$9,404,615	$20,674	$147,383	$60,975,428

Balance - December 31, 2009	5,865,534	$29,327,670	$22,383,274	$4,000,000	$12,360,292	$(162,939)	$106,857	$68,015,154
Comprehensive income:
Net income for three months ended March 31, 2010					1,119,817		13,265	1,133,082
Unrealized loss on interest rate swap						(154,113)		(154,113)
Unrealized gain (loss) on securities available-for-sale, net of reclassification adjustment and income taxes						16,999		16,999

Total comprehensive income								995,968

Stock-based compensation expense	11,000	55,000	42,275					97,275
Cash dividend declared on series B noncumulative perpetual preferred stock (7.8%)					(390,000)			(390,000)
Redemption of warrants on series A cumulative perpetual preferred stock			(260,000)					(260,000)
Contributions from noncontrolling interests							36,750	36,750
Distributions to noncontrolling interests							(40,554)	(40,554)

Balance - March 31, 2010	5,876,534	$29,382,670	$22,165,549	$4,000,000	$13,090,109	$(300,053)	$116,318	$68,454,593

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1.	FINANCIAL STATEMENTS (Continued)

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	3 Months Ended March 31,
	2010	2009
Operating activities:
Net income attributable to Monarch Financial Holdings, Inc.	$1,119,817	$1,060,271
Adjustments to reconcile to net cash from operating activities:
Provision for loan losses	1,327,870	700,551
Depreciation	265,999	245,937
Accretion of discounts and amortization of premiums, net	3,747	3,037
Deferral of loan costs, net of deferred fees	156,101	(34,234)
Amortization of intangible assets	44,643	44,643
Stock-based compensation	97,275	78,800
Net income attributable to noncontrolling interests	13,265	93,792
Appreciation of bank-owned life insurance	(70,281)	(62,975)
(Income) loss from rate lock commitments	(24,472)	8,456
Net loss on disposition of property and equipment	777	—
Net (gain) loss on on sale of other real estate	49,022	(2,136)
Amortization of deferred gain	(40,863)	(40,862)
Changes in:
Loans held for sale	(3,666,675)	(26,399,399)
Interest receivable	(342,468)	(114,479)
Other assets	1,898,958	156,780
Other liabilities	(438,843)	1,756,513

Net cash from operating activities	393,872	(22,505,305)

Investing activities:
Purchases of available-for-sale securities	(1,749,619)	—
Proceeds from sales and maturities of available-for-sale securities	548,569	36,949
Proceeds from sale of other real estate	738,085	72,136
Loan originations, net of principal repayments	(20,726,601)	(3,071,321)
Purchases of premises and equipment	(491,549)	(101,932)
(Purchase) sale of restricted equity securities, net of redemptions	—	(2,238,200)

Net cash from investing activities	(21,681,115)	(5,302,368)

Financing activities:
Net increase (decrease) in noninterest-bearing deposits	17,402,364	(3,605,513)
Net increase in interest-bearing deposits	21,663,197	29,235,064
Cash dividends paid on preferred stock	(390,000)	(116,795)
Net increase (decrease) of FHLB advances and federal funds purchased	(24,070,831)	8,490,190
Contributions from noncontrolling interests	36,750	—
Distributions to noncontrolling interests	(40,554)	(57,683)
Redemption of stock warrants	(260,000)	—
Proceeds from issuance of common stock, net of issuance costs	—	101,936

Net cash from financing activities	14,340,926	34,047,199

CHANGE IN CASH AND CASH EQUIVALENTS	(6,946,317)	6,239,526
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	34,351,240	8,596,342

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,404,923	$14,835,868

SUPPLEMENTAL SCHEDULES AND CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and other borrowings	$2,176,039	$2,576,024
Income taxes	$33,700	$800,000
Loans transferred to foreclosed real estate during the year	$243,750	$465,408
Loans to facilitate sale of real estate	$735,057	$—

The accompanying notes are an integral part of the consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly Monarch Financial Holdings, Inc.’s financial position as of March 31, 2010; the consolidated statements of income for the three months ended March 31, 2010 and 2009; the consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2010 and 2009; and the consolidated statements of cash flows for the three months ended March 31, 2010 and 2009. These financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. The financial statements include the accounts of Monarch Financial Holdings, Inc. and its subsidiaries, and all significant intercompany accounts and transactions have been eliminated. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. Certain prior year amounts have been reclassified to conform to current year presentations.

Recent Issued Accounting Standards

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-11, Derivatives and Hedging (Topic 815) – Scope Exception Related to Embedded Credit Derivatives. This update provides clarification to the scope exceptions (ASU 815-15-15-8 through 15-9) for embedded credit derivative features related to the transfer of credit risk in the form of one financial instrument to another. The amendments address how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed under Section 815-15-25 for potential bifurcation and separate accounting. The guidance in this update will be effective for the quarter beginning after June 15, 2010, and is not expected to have a significant impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements (Subtopic 820-10). This update will require new disclosures for transfers in and out of Levels 1 and 2 and expand the activity disclosure for Level 3. It will also clarify existing disclosures by requiring disaggregation of subsets of assets and liabilities when providing fair value and disclosure of inputs and valuations techniques for fair value measures of Level 2 and 3. This guidance, effective for interim and annual reporting periods beginning after December 15, 2009, (except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measures), did not have a significant impact on our consolidated financial statements. The remaining disclosure with regard to Level 3, are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, and is not expected to have a significant impact on our consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value. This update provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available. In such circumstances a reporting entity is required to measure fair value using one or more of the following techniques: (1) A valuation technique that uses: (a) the quoted price of the identical liability when traded as an asset; or (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of Topic 820 such as an income approach or a market approach. The guidance in this update was effective for the quarter beginning October 1, 2009 and did not have a significant impact on our consolidated financial statements.

In June 2009, the FASB issued guidance that establishes the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB for nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also included in the Codification as sources of authoritative GAAP for SEC registrants. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. Following this effective date, instead of issuing new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts, the FASB issues Accounting Standards Updates, which serves only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. We started following the guidelines in the Codification effective July 1, 2009.

MONARCH FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2009, the FASB issued ASU 2009-16 (formerly FASB 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”), to improve the relevance, faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred assets. This statement, effective for periods beginning after November 15, 2009, did not have a significant effect on our consolidated financial statements.

In June 2009, the FASB issued ASU 2009-17 (formerly FASB 167, “Amendments to FASB Interpretation No. 46(R)”). This statement amends Interpretation 46(R) to require an enterprise to replace the quantitative-based analysis in determining whether the enterprise’s variable interest or interests give it controlling financial interest in a variable interest entity with a more qualitative approach by providing additional guidance regarding considerations for consolidating an entity. This guidance also requires enhanced disclosures to provide users of financial information with more transparent information about the enterprise’s involvement in a variable interest entity. This statement, effective for periods beginning after November 15, 2009, did not have a significant effect on our consolidated financial statements.

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

In April 2009, the FASB issued guidance (ASC 805) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of this guidance did not have a significant impact on our consolidated financial statements. However, this standard could have a significant effect on the accounting for future business combinations.

On April 9, 2009, FASB issued the following application guidance to enhance disclosures regarding fair value measurements and impairments of securities:

1. The first guidance relates to interim disclosures about fair value of financial instruments (ASC 825-10-50), which requires an entity to provide quantitative and qualitative disclosures about fair value of any financial instruments for interim reporting periods as well as in annual financial statements. Prior to issuing this guidance, fair values for these assets and liabilities were only disclosed annually. We adopted the interim fair value disclosure guidance in the quarter ended June 30, 2009, and the adoption did not have a significant impact on our consolidated financial statements. See Note 4 for further information.

2. The second guidance relates to recognition and presentation of other-than-temporary impairments (ASC 320-10-35), which is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and non-credit components of impaired debt securities that are not expected to be sold. Further, it replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. It also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. We adopted ASC 320-10-35 for the quarter ended June 30, 2009, and the adoption did not have a significant impact on our consolidated financial statements. See Note 4 for further information.

MONARCH FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. The third guidance relates to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly (ASC 820-10-35-15A). It reaffirms the objective of fair value measurement— to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. It also requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. Adoption of this guidance did not have a significant impact on our consolidated financial statements.

NOTE 2. GENERAL

We are a Virginia-chartered bank holding company engaged in business and consumer banking, investment and insurance sales, and mortgage origination and brokerage. We were created on June 1, 2006 through a reorganization plan, under the laws of the Commonwealth of Virginia, in which Monarch Bank became our wholly-owned subsidiary. Monarch Bank was incorporated on May 1, 1998, and opened for business on April 14, 1999. Our corporate office and main office are located in the Greenbrier area of Chesapeake. In addition we have seven other Virginia banking offices – in the Great Bridge area in Chesapeake, the Lynnhaven area in Virginia Beach, the Town Center area in Virginia Beach, the Oceanfront area in Virginia Beach, the Kempsville area in Virginia Beach, the Ghent area in Norfolk, and in downtown Norfolk. Our North Carolina banking division operates as OBX Bank through two offices in Kitty Hawk and Nags Head.

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

In March 2006, Monarch Investment, LLC, formed a subsidiary titled Virginia Asset Group, LLC (VAG). VAG was owned 51% by Monarch Investment, LLC, and 49% by a minority shareholder. In August 2009, Monarch Investment, LLC, sold its 51% ownership in VAG to the minority shareholder and began providing non-deposit investment services under the name of Monarch Investments.

In May 2007, we expanded banking operations into northeastern North Carolina with the opening of a banking office in the town of Kitty Hawk, under the name of OBX Bank (OBX). We opened a second office in the town of Nags Head in December 2009. OBX Bank, which operates as our division, is led by a local management team and a local advisory board of directors.

In June 2007, we announced the expansion of our mortgage operations through the acquisition of a team of experienced mortgage bankers, and our mortgage division began operating as Monarch Mortgage (MM). MM originates and sells conventional, FHA, VA and VHDA residential loans and offers additional mortgage products such as construction-permanent loans for Monarch Bank’s loan portfolio. Their primary office is in Virginia Beach with additional offices in Chesapeake, Norfolk, Suffolk, Richmond, Manassas and Fredericksburg, Virginia, Rockville, Waldorf, Crofton, Bowie, Gaithersburg and Greenbelt, Maryland and Kitty Hawk, Wilmington and Charlotte, North Carolina, and Greenwood, South Carolina.

In July 2007, Monarch Investment, LLC, purchased a 51% ownership in Coastal Home Mortgage, LLC, from another bank. This joint venture provides residential loan services through Monarch Mortgage. The 49% ownership is shared by four individuals involved in commercial and residential construction in the Hampton Roads area.

MONARCH FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2007, Monarch Investment, LLC, formed a title insurance company, Real Estate Security Agency, LLC (RESA) along with TitleVentures, LLC. Monarch Investment, LLC, owns 75% of RESA and TitleVentures, LLC, owns 25%. RESA offers residential and commercial title insurance to the clients of Monarch Mortgage and Monarch Bank.

In March 2008, Monarch Investment, LLC, formed Home Mortgage Solutions, Inc., in the Richmond area of Virginia. Monarch Investment, LLC, owns 51% with BPRP Funding, LLC, a builder/developer, owning 49%. The primary goal of Home Mortgage Solutions, Inc. is to provide mortgages to the clients of BPRP Funding, LLC. In January 2010, we closed our Home Mortgage Solutions, Inc. operations.

In March 2010, Monarch Investment, LLC, formed Regional Home Mortgage, LLC, in Chesapeake, Virginia. Monarch Investment, LLC, owns 51% with TREG Funding, LLC, to provide residential mortgages to clients of TREG Funding, LLC.

NOTE 3. EARNINGS PER SHARE (“EPS”)

Basic earnings per share (EPS) exclude dilution and are computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	3 months ended March 31,
	2010	2009
Net income (numerator, basic and diluted)	$1,119,817	$1,060,271
Less: cumulative perpetual preferred dividend and accretion	(390,000)	(183,750)

Net income (numerator, basic and diluted)	729,817	876,521
Weighted average shares outstanding (denominator)	5,700,238	5,617,287

Income per common share - basic	$0.13	$0.16

Weighted average shares - diluted (denominator)	5,753,067	5,630,287

Income per common share - diluted	$0.13	$0.16

Dilutive effect- average number of shares	52,829	13,000

For the three months ended March 31, 2010 and 2009, average options to purchase 155,056 and 308,564 shares respectively, were not included in the computation of earnings per common share because they were anti-dilutive.

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

•

Level 3 – Valuations based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Valuations are determined using pricing models and discounted cash flow models and includes management judgment and estimation which may be significant.

MONARCH FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The methods we use to determine fair value on an instrument specific basis are detailed in the section titled “Valuation Methods” below.

The following table presents our assets and liabilities related to continuing operations, which are measured at fair value on a recurring basis for each of the fair value hierarchy levels, as of March 31, 2010 and December 31, 2009:

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at March 31, 2010
Investment securities - available for sale	$8,412,989	$—	$8,412,989	$—
Restricted equity securities	7,019,700			7,019,700
Loans held for sale	82,664,388		82,664,388
Rate lock commitments, net	828,712	—	—	828,712

Total Assets	$98,925,789	$—	$91,077,377	$7,848,412

Derivative financial liability	$351,257	$—	$351,257	$—

Assets at December 31, 2009
Investment securities - available for sale	$7,189,930	$—	$7,189,930	$—
Restricted equity securities	7,019,700			7,019,700
Loans held for sale	78,997,713		78,997,713
Rate lock commitments, net	804,240	—	—	804,240

Total Assets	$94,011,583	$—	$86,187,643	$7,823,940

Derivative financial liability	$197,143	$—	$197,143	$—

The changes in restricted equity securities (Level 3 assets) measured at fair value on a recurring basis are summarized below as:

	2010	2009
Balance, January 1	$7,019,700	$3,575,450
Issuances and settlements, net	—	2,238,200
Income ( loss)	—	—

Balance, March 31	$7,019,700	$5,813,650

The changes in rate lock commitments (Level 3 assets) measured at fair value on a recurring basis are summarized below as:

	2010	2009
Balance, January 1	$804,240	$645,484
Issuances and settlements, net	(804,240)	(645,484)
Income ( loss)	828,712	637,028

Balance, March 31	$828,712	$637,028

MONARCH FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides quantitative disclosures about the fair value measurements of our assets related to continuing operations which are measured at fair value on a nonrecurring basis as of March 31, 2010 and 2009:

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2010
Real estate owned	$837,285	$—	$—	$837,285
Restructured and impaired loans	5,243,827	—	—	5,243,827
At December 31, 2009
Real estate owned	$2,115,700	$—	$—	$2,115,700
Restructured and impaired loans	4,669,494	—	—	4,669,494

For the three months ended March 31, 2010, we recorded a loss on sale of the real estate owned of $49,023, and for the three months ended March 31, 2009, we recorded a gain on the sale of real estate owned of $2,136. These amounts are recorded within other noninterest income for the periods indicated.

At the time a loan secured by real estate becomes real estate owned we record the property at the lower of its carrying amount or fair value. Upon foreclosure and through liquidation, we evaluate the property’s fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. We recorded a loss of $51,955 and $0 in the three months ended March 31, 2010 and March 31, 2009, respectively, due to valuation adjustments on real estate owned in our consolidated statements of income.

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

Fair Value of Financial Instruments

The following table presents the carrying amounts and fair value of our financial instruments at March 31, 2010 and December 31, 2009. GAAP defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than through a forced or liquidation sale for purposes of this disclosure. The carrying amounts in the table are included in the balance sheet under the indicated captions.

MONARCH FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$27,404,923	$27,404,923	$34,351,240	$34,351,240
Investment securities	8,412,989	8,421,989	7,189,930	7,189,930
Mortgage loans held for sale	82,664,388	82,664,388	78,997,713	78,997,713
Loans held for investment (net)	556,784,112	579,960,551	528,400,175	550,274,264
Accrued interest receivable	1,958,876	1,958,876	1,616,408	1,616,408
Restricted equity securities	7,019,700	7,019,700	7,019,700	7,019,700
Financial Liabilities

Financial Liabilities
Deposit liabilities	$579,104,449	$576,345,314	$540,038,888	$537,475,766
Total borrowings	52,087,943	51,731,541	76,158,774	75,538,504
Accrued interest payable	125,503	125,503	135,980	135,980
Derivative financial liability	351,257	351,257	197,143	197,143

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

NOTE 5. COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Components of other comprehensive income are unrealized gains and losses on available-for-sale securities and a derivative financial liability related to an interest rate swap. The following is a detail of comprehensive income for the three months ended March 31, 2010 and 2009:

MONARCH FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three months ended March 31,
	2010	2009
Net Income	$1,133,082	$1,154,063
Change in unrealized gains (losses) on securities available-for-sale, net of tax expense	16,999	(6,628)
Change in unrealized losses on a derivative financial liability, gross	(154,113)	—

Total comprehensive income	995,968	1,147,435
Less: Comprehensive income attributable to noncontrolling interests	(13,265)	(93,792)

Comprehensive income attributable to Monarch Financial Holdings, Inc.	$982,703	$1,053,643

Unrealized holding (losses) gains during the period	$25,756	$(10,043)

Total other comprehensive (loss) gain before income tax expense	25,756	(10,043)
Income tax benefit (expense)	(8,757)	3,415

Net unrealized (losses) gains	$16,999	$(6,628)

NOTE 6. STOCK-BASED COMPENSATION

In May 2006, our stockholders ratified the adoption of a new stock-based compensation plan to succeed the Monarch Bank 1999 Incentive Stock Option Plan. The new Monarch Bank 2006 Equity Incentive Plan (“2006EIP”) authorizes the compensation committee to grant options, stock appreciation rights, stock awards, performance stock awards, and stock units to designated directors, officers, key employees, consultants and advisors to the Company and its subsidiaries. The Plan authorizes us to issue up to 630,000 split-adjusted shares of our Common Stock plus the number of shares of our Common Stock outstanding under the 1999 Plan. The Plan also provides that no award may be granted more than 10 years after the May 2006 ratification date.

Since May 2006, we have issued stock awards under the new Plan at a price equal to the stock price on the issue date with vesting periods of up to five years from issue. Total compensation costs are recognized over the service period to vesting.

NOTE 7. SEGMENT REPORTING

Reportable segments include community banking and retail mortgage banking services. Community banking involves making loans to and generating deposits from individuals and businesses in the markets where we have offices. Retail mortgage banking originates residential loans and subsequently sells them to investors. Our mortgage banking segment is a strategic business unit that offers different products and services. It is managed separately because the segment appeals to different markets and, accordingly, requires different technology and marketing strategies. The segment’s most significant revenue and expense is non-interest income and non-interest expense, respectively. We do not have other reportable operating segments. (The accounting policies of the segment are the same as those described in the summary of significant accounting policies in Note 1 of our annual 10-K.) All intersegment sales prices are market based. The assets and liabilities and operating results of our other wholly owned subsidiary, Monarch Capital, LLC, is included in the mortgage banking segment. Monarch Capital, LLC, provides commercial mortgage brokerage services.

Segment information for the three months ended March 31, 2010 and 2009 is shown in the following table.

MONARCH FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected Financial Information

	Commercial and Other Banking	Mortgage Banking Operations	Intersegment Eliminations	Total
Three Months Ended March 31, 2010
Net interest income after provision for loan losses	$5,058,958	$458,550	$(458,550)	$5,058,958
Noninterest income	579,667	8,061,228	(363,315)	8,277,580
Noninterest expenses	(3,789,832)	(7,940,396)	96,472	(11,633,756)

Net income before income taxes and noncontrolling interest	$1,848,793	$579,382	$(725,393)	$1,702,782

Three Months Ended March 31, 2009
Net interest income after provision for loan losses	$3,888,655	$876,521	$(876,521)	$3,888,655
Noninterest income	1,478,412	7,357,459	(993,485)	7,842,386
Noninterest expenses	(3,730,291)	(6,709,799)	377,512	(10,062,578)

Net income before income taxes and noncontrolling interest	$1,636,776	$1,524,181	$(1,492,494)	$1,668,463

Segment Assets
March 31, 2010	$706,122,790	$89,825,414	$(91,270,585)	$704,677,619
December 31, 2009	$690,323,668	$86,147,206	$(86,901,831)	$689,569,043

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets with indefinite lives are recorded at cost and are reviewed at least annually for impairment based on evidence of certain impairment indicators. Intangible assets with identifiable lives are amortized over their estimated useful lives. The intangible assets have a weighted-average useful life of seven years.

Information concerning goodwill and intangible assets is presented in the following table:

	March 31, 2010	December 31, 2009
Amortizable intangible assets	$1,250,000	$1,250,000
Accumulated amortization - intangible assets	(476,188)	(431,545)

Amortizable intangible assets, net	$773,812	$818,455

Goodwill	$775,000	$775,000

Amortization expense for intangible assets totaled $44,643 for each of the three month periods, ending March 31, 2010 and 2009.

Estimated Amortization Expense:
For the remaining months of the year ended 12/31/10	133,929
For the year ended 12/31/11	178,572
For the year ended 12/31/12	178,572
For the year ended 12/31/13	178,572
Thereafter	104,167

$773,812

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

MONARCH FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fixed-rate payment feature of this swap is structured to mirror the provisions of the hedged borrowing agreement. This swap qualifies as a cash flow hedge and the underlying liability is carried at fair value in other liabilities, with the changes in fair value of the instrument included in Stockholders’ Equity in accumulated other comprehensive income.

Our credit exposure, if any, on the interest rate swap is limited to the net favorable value (net of any collateral pledged) and interest payments of the swap by the counterparty. Conversely, when an interest rate swap is in a liability position we are required to post collateral to PNC which is evaluated monthly and adjusted based on the fair value of the hedge on the last day of the month. The fair value of this swap instrument was a liability of $351 thousand at March 31, 2010 for which our collateral requirement on March 31, 2010, was $400 thousand.

NOTE 10. SUBSEQUENT EVENTS

On May 6, 2010, our Board of Directors declared a semi-annual cash dividend of $0.07 per share to our Common Shareholders of record on May 20, 2010, to be paid on June 15, 2010.

ITEM 2.

MONARCH FINANCIAL HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The purpose of this discussion is to focus on important factors affecting our financial condition and results of operations. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and supplemental financial data.

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

A summary of our significant risk factors is set forth in Note 1 to the consolidated financial statements in our 2009 Form 10-K.

Net Income

Net income was $1,120 thousand at March 31, 2010, compared to $1,060 thousand at March 31, 2009, an increase of $60 thousand or 5.7%. Basic and diluted earnings per share were $0.13 for the first quarter of 2010 compared to $0.16 for the first quarter of 2009.

Two important and commonly used measures of profitability are return on assets (net income as a percentage of average total assets) and return on equity (net income as a percentage of average stockholders’ equity). Our annualized return on assets was 0.67% compared to 0.69%, for the three months periods ended March 31, 2010 and 2009, respectively. Our annualized return on equity for the first quarter of 2010 was 6.68% compared to 7.10% in 2009. When comparing the first quarter of 2010 to the same period in 2009, both of these measures declined due to a significant increase in provision expense in the first quarter of 2010.

Net interest income increased $1.8 million and non-interest income increased $435 thousand in the first quarter of 2010, compared to 2009. Higher loan yield coupled with lower interest costs associated with our deposits contributed to improvement in our net interest income and greater production efficiency from our mortgage division was the source of the increase in non-interest income.

Our provision for loan losses increased $627 thousand through March 2010 compared to the same period in 2009 due to a higher level of charged-off loans taken during the period. Non-interest expense increased $1.6 million for the quarter, with the areas of greatest non-interest expense growth in salaries and benefits and loan origination expense.

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

Net interest income increased $1.8 million due to re-pricing opportunities of both assets and liabilities in a low, but stable, rate environment. Interest rates have remained at a record low for an extended period, which has allowed us to realign our longer term liability costs with that of our assets. The federal funds rate that is set by the Federal Reserve Bank’s Federal Open Market Committee has been 0.25% since December 2008. For comparable periods, the Wall Street Journal Prime Rate (“WSJ”), which generally moves with the federal funds rate, was 3.25%. A stable, though low, rate environment has allowed us to renegotiate the pricing of our interest bearing liabilities and assets to terms which should be more favorable to us in the future when rates begin to rise.

Over the past two years, we have taken steps to buffer our sensitivity to changes in rate. Historically, we have been an asset sensitive company, with the majority of our loan portfolio indexed to the Wall Street Journal Prime Rate and set to re-price quickly. This asset sensitivity meant our net interest income was negatively impacted when rates declined because repricing of our liabilities lagged behind that of our assets. The steps we have taken to neutralize this sensitivity include renegotiating the majority of our commercial and mortgage loans to either short term fixed rates loans or to variable rate loans which include rate “floors”, limiting how low a rate can go, no matter how a loan is indexed. In addition, we have re-priced deposits as they matured, replacing them to lower market rate products.

Interest and fees on loans are the largest component of our interest income. At March 31, 2010, 99% or $418 million of our commercial and mortgage portfolio was either a fixed rate or variable rate loan with a floor, compared to 82% or $302 million at March 31, 2009. The yield on our loan portfolio has increased to 5.73%, a 43 basis point increase through March 31, 2010 compared to 5.32% for the same period in 2009. These changes coupled with loan growth have increased interest and fees on loans $985 thousand, quarter over quarter.

Concurrent with changes to our loan portfolio, we have replaced or re-priced, higher cost, liabilities with lower cost liabilities. At March 2010, the blended cost on deposits has declined 88 basis points when compared to the first three months of 2009. The cost of our time deposits has decreased 132 basis points despite a $7 million increase in our time deposits outstanding. Total interest expense declined $812 thousand in the first quarter of 2010 when compared to 2009.

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

Our net interest rate spread on a tax-equivalent basis increased 103 basis points to 3.83% for first three months of 2010 when compared to 2.80% for the same period in 2009. Yield on earning assets increased 26 basis points to 5.51% in 2010 compared to 5.25% for the first three months of 2009, while the cost of interest bearing liabilities decreased 77 basis points to 1.68% from 2.45%, respectively, for the same period.

Bank Owned Life Insurance (BOLI) has been included in interest earning assets. We purchased $6,000,000 in BOLI during the fourth quarter of 2005. The income on BOLI is not subject to Federal Income tax, giving it a tax-effective yield of 6.10% for the first quarter of 2010 compared to 5.70% for the same period in 2009.

In July, 2006, we added additional capital through the issuance of $10,000,000 in trust preferred securities. These securities are treated as subordinated debt and have been included in other borrowings. The cost on trust preferred securities increased to an average of 4.86% from 3.07% in the first quarter of 2010 compared to 2009.

The following table sets forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and the related income, expense and corresponding weighted average yields and costs.

NET INTEREST INCOME ANALYSIS

The following is an analysis of net interest income, on a taxable equivalent basis.

	For Periods Ended March 31,
	2010			2009
	Average Balance	Income/ Expense	Yield Rate(1)	Average Balance (5)	Income/ Expense (5)	Yield Rate(1)
ASSETS
Securities, at amortized cost	$8,037,953	$54,546	2.75%	$6,326,942	$64,335	4.12%
Loans, net	599,490,920	8,470,927	5.73%	572,027,730	7,485,447	5.32%
Federal funds sold	13,101,462	8,377	0.26%	1,365,922	894	0.27%
Dividend-earning restricted equity securities	7,019,700	18,165	1.05%	4,762,508	15,525	1.33%
Deposits in other banks	2,719,221	376	0.06%	1,914,904	636	0.14%
Bank owned life insurance (2)	7,078,127	106,484	6.10%	6,813,427	95,417	5.70%

Total earning assets	637,447,383	8,658,875	5.51%	593,211,433	7,662,254	5.25%

Less: Allowance for loan losses	(9,418,064)			(8,207,981)
Nonperforming loans	8,438,496			7,671,602
Total nonearning assets	39,986,896			32,966,660

Total assets	$676,454,711			$625,641,714

LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$19,006,338	$17,615	0.38%	$14,903,732	$13,828	0.38%
Regular savings	23,056,521	45,982	0.81%	29,335,887	108,049	1.49%
Money market savings	159,592,985	487,496	1.24%	125,203,823	390,369	1.26%
Certificates of deposit $100,000 and over	82,504,438	375,130	1.84%	97,122,567	659,847	2.76%
Under $100,000	187,056,219	935,142	2.03%	165,102,790	1,468,317	3.61%

Total interest-bearing deposits	471,216,501	1,861,365	1.60%	431,668,799	2,640,410	2.48%
Borrowings	51,470,984	304,198	2.40%	61,541,527	337,221	2.22%

Total interest-bearing liabilities	522,687,485	$2,165,563	1.68%	493,210,326	$2,977,631	2.45%
Noninterest-bearing liabilities
Demand deposits	77,468,686			65,898,695
Other noninterest-bearing liabilities	8,320,790			5,974,068

Total liabilities	608,476,961			565,083,089
Stockholders’ equity	67,977,750			60,558,625

Total liabilities and stockholders’ equity	$676,454,711			$625,641,714

Net interest income (2)		$6,493,312			$4,684,623

Interest rate spread (2)(3)			3.83%			2.80%

Net interest margin (2)(4)			4.13%			3.20%

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, wit $36,204 adjustment for 2010 and a $32,442 adjustment for 2009.
(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.
(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.
(5)	Loans, net for March 31, 2009 have been restated to exclude average nonperforming loans of $7,671,602 and average unearned fees of $237,984 from earning assets to be consistent with the presentation for March 31, 2010.

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

RECONCILIATION OF NET INTEREST INCOME

TO TAX EQUIVALENT INTEREST INCOME

	3 Months Ended March 31,
	2010	2009

Non-GAAP

Interest income:
Total interest income	$8,552,391	$7,566,837
Bank owned life insurance	70,280	62,975
Tax equivalent adjustment (34% tax rate)	36,204	32,442

Adjusted income on earning assets	8,658,875	7,662,254

Interest expense:
Total interest expense	2,165,563	2,977,631

Net interest income - adjusted	$6,493,312	$4,684,623

Net interest income – adjusted increased $1.8 million, quarter over quarter; $1.4 million due to changes in interest rates and $427 thousand due to changes in average volume outstanding. Adjusted income on earning assets increased $997 thousand in the first three months of 2010 compared to 2009 due to a combination of increase volume and higher yields. Asset growth contributed $516 thousand while higher interest rates contributed an additional $481 thousand. Total interest expense decreased by $812 thousand, quarter over quarter; $901 thousand of this savings was the result of lower interest expense, $89 thousand of which was offset by liability growth.

Loans, net of unearned income and loans held for sale grew a combined $51.5 million, to $639.4 million at March 31, 2010 compared to $587.9 million at March 31, 2009. Income from loans, which is the largest component of earning assets, increased $986 thousand. Commercial loan growth contributed $527 thousand to this increase and growth in mortgage loans, $130 thousand. In addition, increased rates on commercial loans and mortgage loans added $309 thousand and $262 thousand to interest income. Declines in our consumer portfolio of both volume and rate decreased earnings $242 thousand.

Investment securities increased $2.1 million to $8.4 million at March 31, 2010 compared to $6.3 million at March 31, 2009. During the same period, interest income from securities declined $9 thousand. A significant portion of our Agency securities have been called in the past year as market rates fell below the rate on these investments. Securities purchased to replace those called have a much lower yield than the original bonds. Lower yields on investment purchases reduced earnings by $23 thousand which was only partially offset by volume increases.

Liquidity in the first quarter of 2010 was much stronger than the same period in 2009, resulting in a higher sustained level of federal funds sold. Although period end federal funds at March 31, 2010 were only $7.0 million compared to $1.7 million, one year prior, average federal funds sold outstanding were $13.1 million through March 31, 2010, compared to $1.4 million through March 31, 2009. The result was an increase in income of $7 thousand despite historically low federal funds rates.

Interest bearing deposits at period end March 31, 2010 were $485.5 million, an increase of $39.1 million compared to $446.4 million in 2009. On average, interest bearing deposits increased $55.5 million to $435.1 million through March 31, 2010, compared to $379.6 million through March 31, 2009, while the average cost of those deposits has dropped from 3.33% to 2.20%.

Interest cost on time deposits (“CDs”) declined $818 thousand in the first quarter of 2010 compared to 2009. Interest cost savings of $876 thousand associated with rate were partially offset by $58 thousand in additional interest costs associated with growth. Management has maintained a sustained focus on growth in our local market through competitive retail CD pricing. These efforts have resulted in a shift in the composition of our CD portfolio over time to lower cost CDs. On average, Jumbo CDs, time deposits in excess of $100 thousand, have decreased to 31% of our total CDs through the first quarter ended March 31, 2010 compared to 37% through the same period in 2009.

Savings interest cost declined $62 thousand during the first quarter ended March 31, 2010 due to a combination of declining rates and balances. Period end balances declined $6.6 million in the first quarter of 2010 compared to 2009 while average outstanding balances declined $6.3 million. This balance decline is attributable to our “tiered” premium savings product. A tiered product offers interest rates based on specific pre-established threshold balances, so that clients maintaining higher balances are paid higher interest. The offering rates for the upper tiers of this product have been reduced year over year, resulting in possible migration to money market and CD accounts. Declining balances resulted in a cost savings of $20 thousand and lower offering rates contributed an additional $42 thousand in cost savings

Year over year growth in money market accounts has reduced our interest expense $105 thousand. Our prime money market product is a highly competitive tiered product which rewards higher balance maintenance with higher interest payments. Period end money market balances have increased $53.5 million and year to date average balances have increased $34.4 million, when comparing first quarter 2010 with first quarter 2009. A decline in rates between quarters created an interest cost savings potential of $8 thousand for a net interest cost related to money market growth of $97 thousand.

Our borrowing costs declined $32 thousand in the first three months of 2010 due to lower average outstanding balances. Although period end balances showed an increase in 2010 over 2009 of $5.5 million, average outstanding balances actually declined $10.0 million.

The following table sets forth an analysis of the impact of changes in rate and volume on our interest bearing assets and liabilities for the first quarter of 2010 compared to 2009.

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

	RATE / VOLUME ANALYSIS
	(in thousands)
	For the Three Months Ended March 31, 2010 vs 2009
	Interest Increase	Change Attributable to
	(Decrease)	Rate	Volume
Interest income
Loans:
Commercial	$836	$309	$527
Mortgage	392	262	130
Consumer	(242)	(70)	(172)

Total loans	986	501	485

Securities:
Federal agencies	(6)	(21)	15
Mortgage-backed	(3)	(1)	(2)
Other securities	—	(1)	1

Total securities	(9)	(23)	14

Deposits in other banks	2	(4)	6
Federal funds sold	7	—	7
Bank owned life insurance	11	7	4

Total interest income	$997	$481	$516

Interest expense
Deposits:
Demand	$4	—	4
Money market	97	(8)	105
Savings	(62)	(42)	(20)
Time	(818)	(876)	58

Total deposits	(779)	(926)	147
Federal funds purchased	(1)	(1)	—
Other borrowings	(32)	26	(58)

Total interest expense	(812)	(901)	89

Net interest income	$1,809	$1,382	$427

Non-Interest Income

Non-interest income increased $435 thousand to $8.5 million for the first quarter of 2010, a 5.5% increase over our 2009 quarter income total of $7.8 million. Mortgage banking income increased $574 thousand or 8.1%, and service charges and fees increased $109 thousand or 38.1%, quarter over quarter, while investment and insurance income declined $201 thousand or 73.8%.

NON-INTEREST INCOME

	For the Three Months Ended March 31,
	2010	2009
Mortgage banking income	$7,675,152	$7,101,121
Investment and insurance commissions	74,320	284,005
Service charges and fees	394,331	285,469
Gain (loss) on sale of other real estate, net	(49,023)	2,136
Bank owned life insurance income	70,280	62,975
Title company income	91,569	98,566
Other	20,951	8,114

	$8,277,580	$7,842,386

Mortgage banking income represents fees from originating and selling residential mortgage loans as well as commercial mortgages through Monarch Mortgage and our wholly owned commercial mortgage banking subsidiary, Monarch Capital, LLC. The overwhelming majority of this growth has been in the area of residential mortgages. Gross mortgage banking income increased in the first quarter of 2010 compared to 2009 despite lower, quarter over quarter, mortgage production. Through March 31, 2010, our residential mortgage operations closed 979 loans totaling $233.9 million; $145.2 million, or 62% of which were purchase money loans. In the first quarter of 2009 our residential mortgage operations closed 1,077 loans totaling $288.1 million. Our higher mortgage income on lower production is the result of an increase in income we are receiving from the investors purchasing the loans in the first quarter of 2010. Production in the first quarter of 2010 was hindered in some of our mortgage markets due to an unprecedented amount of snowfall. However, the continued low mortgage rate environment, coupled with first time home buyer incentives, has been beneficial in getting these markets reenergized. We believe our gross mortgage banking income will continue at the same pace until interest rates begin to rise to levels that could discourage residential sales and would likely discourage refinancing by existing homeowners.

Investment and insurance commissions declined $210 thousand, quarter over quarter, as a result of changes we have made in delivery of these products. In August 2009, we closed the joint venture we had through Monarch Investment, LLC, which was a multi-agent operation.

Service charges and fees on deposit accounts increased $109 thousand in the first quarter of 2010 compared to the same periods in 2009. The primary components of service charges and fees are nonsufficient fund and overdraft fees, and ATM transaction fees. In April 2009 we modified our deposit service fees. In addition, we have an agreement with a third-party vendor to brand ATMs in Food Lion grocery stores in southeast Virginia and northeast North Carolina. In return for supplying the cash for the machines and paying the machines’ cash servicing fees, we receive a portion of the transaction surcharge, and our customers can withdraw cash from the machines without a fee or transaction surcharge. We have 10 ATMs located at our banking center sites. Combined with our third-party vendor relationship, our network includes over 50 active branded ATMs.

There were no security gains or losses in the first quarter of 2010 or 2009. We have sold four properties in other real estate, net of valuation adjustments for net losses of $49 thousand in the first three months of 2010 compared to one property, net of valuation adjustments for a net gain of $2 thousand in 2009.

BOLI is included in the net interest income calculation for yield analysis. We purchased $6.0 million in BOLI during the fourth quarter of 2005. The income from BOLI, which is not subject to tax, increased $7 thousand in the first quarter of 2010 compared to 2009. The tax-effective income earnings are $106 for the first quarter of 2010 compared to $95 for the same period in 2009.

Through Monarch Investment, LLC, we own a 75% interest in a title company, Real Estate Security Agency, LLC (RESA), which is being treated as a consolidated entity for accounting purposes. RESA showed a $7 thousand decline in income for the first quarter of 2010 when compared to 2009 due primarily to a reduced number of mortgage loans closed.

Non-interest Expense

The following table summarizes our non-interest expense for the periods indicated:

	For the Three Months Ended March 31,
	2010	2009
Salaries and employee benefits	$7,924,546	$7,141,001
Occupancy expenses	692,476	574,659
Furniture and equipment expense	375,948	323,142
Loan origination expenses	1,001,184	693,457
Data processing services	195,536	207,960
Telephone	122,661	97,760
Stationary and supplies	152,875	86,718
Professional fees	132,307	105,517
Marketing expense	102,336	23,020
FDIC Insurance	248,836	255,501
Virginia Franchise Tax	116,113	95,940
ATM expense	49,862	62,370
Amortization of intangible assets	44,643	44,643
Other	474,433	350,890

	$11,633,756	$10,062,578

Total non-interest expenses increased $1.6 million in the first quarter of 2010, an increase of 15.6% over the same periods in 2009. Salaries and employee benefits represent an approximate average of 69% of non-interest expense in the periods presented. Our full time equivalent employees, at March 31, 2010 totaled 434, compared to 287 in 2009. Salary and benefits growth was in primarily in our mortgage operations, but we also expanded the Bank’s sales team and added staffing for our new banking office in Nags Head, NC. Over fifty-five percent of our mortgage employees are paid commissions based on their production levels. Secondary increases are attributable to the following factors: 1) an increase in loan origination expense related to higher production by the bank and higher vendor expenses for Monarch Mortgage; 2) growth and inflation-related increases in occupancy expenses; 3) increased marketing expense related to company newsletters and the addition of mortgage specific advertising in 2010; and 4) new branch supply set-up and updated mortgage disclosure forms.

The following summary identifies, in descending order, non-interest expenses with the most significant quarter-over-quarter increase.

	Increase For the Three Months Ended March 31,
	Dollars	Percentage
Salaries and employee benefits	$783,545	11.0%
Loan origination expenses	307,727	44.4%
Occupancy expenses	117,817	20.5%
Marketing expense	79,316	344.6%
Stationary and supplies	66,157	76.3%

Income Taxes

Our income tax provision was $570 thousand for the first quarter of 2010 compared to $514 thousand in the prior year. The effective tax rate for the first three months of 2010 was 33.7% compared to 32.7% for the same period in 2009.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Total assets were $704.7 million at March 31, 2010, a $15.1 million or 2.2% increase compared to assets of $689.6 million at December 31, 2009. On an annual basis total assets increased 11.1% at March 31, 2010 when compared to assets of $634.2 million at March 31, 2009. Total loans held for investment as of March 31, 2010 were $556.8 million, an increase of $19.1 million, or 3.5%, from $537.7 million at year-end 2009. On an annual basis, total loans held for investment increased $49.6 million, or 9.9%, from $507.2 million in March 2009. Loans held for sale were $82.7 million, an increase of $3.7 million from $79.0 million at December 31, 2009. Investment securities were $8.4 million at March 31, 2010 compared to $7.2 million at December 31, 2009, and $6.3 million at March 31, 2009. Cash and cash equivalents were $27.4 million, decreasing $7.0 million from $34.4 million at December 31, 2009, but increasing $12.6 million or 84.7% from $14.8 million one year prior.

Total deposits were $579.1 million at March 31, 2010, an increase of $39.1 million or 7.2% over December 2009 and $57.4 million or 11.0% higher than March 31, 2009. Non-interest bearing demand deposits increased $17.4 million over December 2009 and on an annual basis $18.2 million over March 31, 2009. Interest bearing deposits increased $21.7 million to $485.5 million compared to December 31, 2009. On an annual basis interest bearing deposits increased $39.1 million over March 31, 2009. Our interest bearing deposits are comprised of savings accounts, money market accounts and certificates of deposits (“CDs”).

Savings deposits increased $898 thousand to $23.7 million at March 31, 2010 compared to December 31, 2009. However, savings balances have declined $6.6 million compared to $30.3 million at March 31, 2009. In 2008, we introduced a multi-tiered savings product that rewarded higher balances with a higher rate which resulted in notable increases in savings balances. However, over the past year we have lowered the rates on the higher tiers and the decline, year over year, is attributable to the rate sensitivity of those clients who initially migrated to the product. Based on growth in our money market deposits, it is possible that these clients have migrated to that product in answer to their rate sensitive needs.

Total money market balances were $169.5 million at March 31, 2010, an increase of $12.2 million compared to $157.3 million at December 31, 2009. On an annual basis, money market accounts have increased $53.5 million compared to $116.0 million at March 31, 2009. Until the last two quarters, weakened economic conditions had indicated a change in client preference in favor of less volatile CDs rather than money market products. During that time the fact that our prime money market product remained very competitive compared to our peers had little impact on the balances in that product. However, progressive improvement in consumer confidence has resulted in renewed interest in this attractive and competitive product.

CDs remain popular with clients because of the rate stability inherent in a fixed product. This popularity has led to significant growth in our core CDs. Core CDs which are comprised of CDs with balances of less than $100 thousand, increased $9.8 million to $189.3 million, when compared to $179.5 million at December 31, 2009. On an annual basis, core CDs have increased $14.1 million. Our Jumbo CDs, which are CDs with balances of $100 thousand or greater, declined $1.5 million to $83.1 at March 31, 2010 compared to December 31, 2009, and $26.4 million compared to March 31, 2009. This decline was part of our deposit strategy for 2009. In early 2008, we had determined to use larger, out of market CDs that typically cost less than in market CDs, to help buffer some of the effects of the steep decline in rates. With these CDs we could stay shorter on term and react more quickly to market conditions. As these CDs have matured, we have allowed a portion of them to “run off” as we have replaced them with longer term in market CDs.

Stockholders’ equity was $68.3 million at March 31, 2010, compared to $67.9 million at December 31, 2009. Components of the change in stockholders’ equity include net income of $1.1 million, increase in unrealized losses in other comprehensive income of $137 thousand, stock based compensation totaling $97 thousand, repurchase of stock warrants of $260 thousand, and preferred stock dividend payment of $390 thousand.

Allowance and Provision for Loan Losses

Our allowance for loan losses is to provide for losses inherent in the loan portfolio. Our management is responsible for determining the level of the allowance for loan losses, subject to review by the board of directors. Among other factors, management considers our historical loss experience, the size and composition of our loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits including impaired loans and our risk-rating-based loan watch-list, and national and local economic conditions on a quarterly basis.

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

We developed a methodology to determine an allowance to absorb probable loan losses inherent in the portfolio based on evaluations of the collectability of loans, historical loss experience, peer bank loss experience, delinquency trends, economic conditions, portfolio composition, and specific loss estimates for loans considered substandard or doubtful. All commercial and commercial real estate loans that exhibit probable or observed credit weaknesses are subject to individual review. Based on management’s evaluation, estimated loan loss allowances are assigned to the individual loans which present a greater risk of loan loss. If necessary, reserves would be allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral and other sources of cash flow. Any reserves for impaired loans are measured based on the fair value of the underlying collateral. We evaluate the collectability of both principal and interest when assessing the need for a loss accrual. A composite allowance factor that considers our and other peer bank loss experience ratios, delinquency trends, economic conditions, and portfolio composition are applied to the total of commercial and commercial real estate loans not specifically evaluated.

The residual loan loss allowance is allocated to the remaining loans on an overall portfolio basis based on industry and or historical loss experience. The allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies. Homogenous loans, such as consumer installment, residential mortgage loans, and home equity loans are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogenous pool of loans based on the expected net charge offs from a current trend in delinquencies, losses or historical experience and general economic conditions.

While we believe we have sufficient allowance for our existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future. The allowance for loan losses totaled $8.7 million at March 31, 2010 and March 31, 2009. The ratio of the allowance for loan losses to total loans outstanding at March 31, 2010 and 2009 was 1.55% and 1.71%, respectively.

During the first quarter of 2010 we recorded $1.3 million in provision expense, compared to $701 thousand for the same period in 2009. Gross charge-offs for the quarter were $2.0 million offset by recoveries of $64 thousand, compared to gross charge-offs of $88 thousand and recoveries of $2 thousand in the first quarter of 2009. The table below summarizes the activity in the allowance for loans losses for the three month periods ending March 31, 2010 and 2009.

LOAN LOSS ALLOWANCE AND LOSS EXPERIENCE

	For the Three Months Ended March 31,
	2010	2009
Balance, beginning of period	$9,300,000	$8,046,000
Provisions charged to operations	1,327,870	700,551
Loans charged-off	(2,041,948)	(88,084)
Recoveries	64,078	1,533

Balance, end of period	$8,650,000	$8,660,000

Total loans held for investment outstanding	556,784,112	507,195,679
Ratio of allowance for loan losses to total loans held for investment	1.55%	1.71%

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

Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings. Total non-performing loans as a percentage of total loans were 1.09% and 1.30% at March 31, 2010 and December 31, 2009, respectively.

We had non-performing assets totaling $7.4 million at March 31, 2010 compared to $9.7 million at December 31, 2009. Net charge-offs for the first quarter and of 2010 were $2.0 million. Non-performing assets traditionally consist of nonaccrual loans, loans past due 90 days or more and still accruing interest, restructured loans and other real estate owned. All of these loans have been identified as impaired according to applicable GAAP for impaired loans. We have provided specific reserves for our non-performing assets in our allowance for loan loss of $1.4 million at March 31, 2010 and $1.7 million at December 31, 2009. We continue to demand a high level of credit quality on new loans.

NON-PERFORMING ASSETS

	March 31, 2010	December 31, 2009
Loans 90 days past due and still accruing	$—	$202,679
Nonaccrual loans	6,056,813	6,811,331
Restructured loans	538,000	538,000
Other Real Estate	837,285	2,115,700

Total Non-performing Assets	$7,432,098	$9,667,710

Non-performing loans to period end loans	1.18%	1.40%
Non-performing assets to period end assets	1.05%	1.40%
Allowance for loan losses to non-performing loans	131.16%	123.15%

RESTRUCTURED LOANS

	March 31, 2010	December 31, 2009
Investment in restructured loans	$699,240	$699,240
Valuation allowance for restructured loans included in charged-off loans	(161,240)	(161,240)

Restructured loans included in impaired loans	$538,000	$538,000

Recoveries of charged-off balances	$10,800	$4,400

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

Cash, cash equivalents and federal funds sold totaled $27.4 million as of March 31, 2010 compared to $34.4 million as of December 31, 2009. At March 31, 2010, cash, securities classified as available for sale and federal funds sold were $35.2 million or 5.3% of total earning assets, compared to $41.5 million or 6.4% of total earning assets at December 31, 2009.

In the course of operations, due to fluctuations in loan and deposit levels, we occasionally find it necessary to purchase federal funds on a short-term basis. We maintain unsecured federal funds line arrangements with five other banks, which allow us to purchase funds totaling $32 million. These lines mature and re-price daily. At March 31, 2010 and December 31, 2009, we had $0 in federal funds purchased.

We also have access to the Federal Reserve Bank of Richmond’s discount window should a liquidity crisis occur. We have not used this facility in the past and consider it a backup source of funds.

We have lines of credit with the Federal Home Loan Bank of Atlanta (“FHLB”) that can equal up to 30% of our assets. Our primary line of credit (Primary) totaled approximately $52.4 million with $40.8 million available at March 31, 2010. This line is currently reduced by $5.0 million, which has been pledged as collateral for public deposits.

In February 2009, we negotiated an additional line of credit with FHLB which is secured by a portion of our loans held for sale (“LHFS”). We pledge these loans, which have been sold to FHLB approved investors, as collateral. In return, we are allowed to borrow up to 70% of these loans for 120 days. The investor remits the proceeds for the purchased loans directly to FHLB, which then releases the collateral pledged. At March 31, 2010, assets pledged and advances outstanding totaled $46.1 million and $30.5 million, respectively with no excess line available.

Borrowings outstanding under the combined FHLB lines of credit were $42.1 million at March 31, 2010 and $66.2 million at December 31, 2009. We had the following borrowing advances under our Primary line outstanding as of March 31, 2010, with the following final maturities:

Advance Amount	Expiration Date
$10,000,000	November 2010
1,550,349	September 2015

$11,550,349

The advance maturing in 2010 bears a fixed interest rate of 3.97% and had a one-time conversion feature which expired on May 15, 2009.

The advance maturing in 2015 is a principal reducing credit that matures on March 28, 2015. Terms include 39 quarterly principal payments of $25 thousand beginning December 2005, with a final payment of $1.0 million in March 2015. We are utilizing this advance to match-fund several long term fixed rate loans. The interest rate for this advance is fixed at 4.96%.

Under our LHFS line we had four advances outstanding at March 31, 2010. All advances mature in July 2010 and are broken down as follows:

Advance Date	Current Balance	Original Balance
March 4, 2010	$1,780,624	$17,337,229
March 12, 2010	$6,390,344	$6,390,344
March 18, 2010	$9,366,955	$9,366,955
March 25, 2010	$12,999,671	$12,999,671

	$30,537,594	$46,094,199

We have no material commitments or long-term debt for capital expenditures at the report date. The only long-term debt is for funding loans.

Off-Balance Sheet Arrangements

We enter into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions recognized as of March 31, 2010 and December 31, 2009 were a line of credit to secure public funds and commitments to extend credit and standby letters of credit issued to customers. The line of credit to secure public funds was from the Federal Home Loan Bank for $5 million at March 31, 2010 and December 31, 2009.

We entered into an interest rate swap agreement with PNC Bank of Pittsburgh, PA on July 29, 2009, for our $10 million Trust Preferred borrowings which carries a floating interest rate of 90 day LIBOR plus 160 basis points. Under the terms of this agreement, at the end of each quarter we will swap our floating rate for a fixed rate of 3.26%. The effective date of this swap is March 31, 2010, with an expiration date of September 30, 2014. This swap will fix our interest cost on our $10 million Trust Preferred borrowings of 4.86% for five years.

Commitments to extend credit, which include rate lock commitments, amounted to $304.2 million at March 31, 2010 and $262.5 million at December 31, 2009, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

We did not have any outstanding commitments to purchase securities on March 31, 2010 or December 31, 2009.

Standby letters of credit are conditional commitments we issue guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. We had $4.0 million in outstanding standby letters of credit at March 31, 2010 and $5.4 million at December 31, 2009.

We have twenty-seven non-cancelable leases for premises. The original lease terms are from one to eighteen years and have various renewal and option dates.

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

The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the Bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. At March 31, 2010, the amount available was approximately $6.0 million. We currently pay a quarterly dividend on our series B noncumulative, perpetual preferred stock of 7.8%, or $390,000 per quarter.

Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2010, the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2010, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. The Bank’s actual capital amounts and ratios are also presented in the table as of March 31, 2010 and December 31, 2009.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
	(Dollars in Thousands)
As of March 31, 2010
Total Risk-Based Capital Ratio
Consolidated company	$84,746	14.07%	$48,157	8.00%	N/A	N/A
Bank	$72,597	12.06%	$48,157	8.00%	$60,197	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)

Tier 1 Risk-Based Capital Ratio
Consolidated company	$77,206	12.82%	$24,095	4.00%	N/A	N/A
Bank	$65,057	10.80%	$24,095	4.00%	$36,143	6.00%
(Tier 1 Capital to Risk-Weighted Assets)

Tier 1 Leverage Ratio
Consolidated company	$77,206	11.48%	$26,911	4.00%	N/A	N/A
Bank	$65,057	9.67%	$26,911	4.00%	$33,639	5.00%
(Tier 1 Capital to Average Assets)

As of December 31, 2009
Total Risk-Based Capital Ratio
Consolidated company	$83,988	14.23%	$47,222	8.00%	N/A	N/A
Bank	$65,580	11.11%	$47,222	8.00%	$59,028	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)

Tier 1 Risk-Based Capital Ratio
Consolidated company	$76,585	12.97%	$23,625	4.00%	N/A	N/A
Bank	$58,177	9.85%	$23,625	4.00%	$35,438	6.00%
(Tier 1 Capital to Risk-Weighted Assets)

Tier 1 Leverage Ratio
Consolidated company	$76,585	11.52%	$26,595	4.00%	N/A	N/A
Bank	$58,177	8.75%	$26,595	4.00%	$33,244	5.00%
(Tier 1 Capital to Average Assets)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At the Annual Meeting of Shareholders on May 5, 2010, the following items were submitted to the security holders of the Bank:

ITEM 1: Election of Directors. The following persons were elected as directors of the Company to serve a three-year term: Lawton H. Baker, Jeffrey F. Benson and Robert M. Oman

ITEM 2: The ratification of the appointment of Goodman & Company, LLP as the Company’s independent certified public accountants for the year ending December 31, 2010 was approved.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit 11 – Refer to EPS calculation in the Notes to Financial Statements

Exhibit 31.1 – Certification of CEO pursuant to Rule 13a-14(a)

Exhibit 31.2 – Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32.1 – Certification of CEO and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Form 8-K

Form 8-K filed March 3, 2010 to announce the retirement of Class II director, Mr. Cassell Basnight from the board of directors, effective May 6, 2010.

Form 8-K filed April 22, 2010 to announce the Company’s financial performance.

Form 8-K filed May 6, 2010 to announce the Company’s first semi-annual Common Stock dividend.

Form 8-K filed May 6, 2010 to announce the appointment of principal officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH FINANCIAL HOLDINGS, INC.

/S/ BRAD E. SCHWARTZ
Brad E. Schwartz	Date: May 10, 2010
Chief Executive Officer

/S/ LYNETTE P. HARRIS
Lynette P. Harris	Date: May 10, 2010
Executive Vice President & Chief Financial Officer