Form 10-Q
period 2010-06-30
Monarch Financial Holdings, Inc.
filed 2010-08-12
CIK 1364856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer,” and "accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer		Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of August 9, 2010 was 5,875,034.

MONARCH FINANCIAL HOLDINGS, INC.

FORM 10-Q

JUNE 30, 2010

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	Unaudited June 30, 2010	December 31, 2009
ASSETS:
Cash and due from banks	$22,471,426	$17,129,674
Interest bearing bank balances	6,840,899	2,541,566
Federal funds sold	10,035,000	14,680,000

Total cash and cash equivalents	39,347,325	34,351,240

Investment securities available-for-sale, at fair value	8,457,177	7,189,930
Loans held for sale	149,527,404	78,997,713

Loans held for investment, net of unearned income	554,796,564	537,700,175
Less: allowance for loan losses	(8,575,000)	(9,300,000)

Loans, net	546,221,564	528,400,175

Property and equipment, net	16,301,718	8,973,042
Restricted equity securities	7,296,150	7,019,700
Bank owned life insurance	7,191,623	7,049,552
Goodwill	775,000	775,000
Intangible assets	729,169	818,455
Other assets	14,526,174	15,994,236

Total assets	$790,373,304	$689,569,043

LIABILITIES:
Deposits:
Demand deposits - non-interest bearing	$104,503,429	$76,168,818
Demand deposits - interest bearing	22,067,637	19,670,588
Savings deposits	22,904,834	22,812,721
Money market deposits	214,541,086	157,308,562
Time deposits	279,471,376	264,078,199

Total deposits	643,488,362	540,038,888

Borrowings:
Trust preferred subordinated debt	10,000,000	10,000,000
Federal Home Loan Bank advances	60,635,684	66,158,774

Total borrowings	70,635,684	76,158,774

Other liabilities	6,969,360	5,356,227

Total liabilities	721,093,406	621,553,889

STOCKHOLDERS’ EQUITY:
Preferred stock, $5 par value, 1,185,300 shares authorized; none issued	—	—
Noncumulative perpetual preferred stock, series B, liquidation value of $20.0 million, $5 par; 800,000 shares authorized, issued and outstanding	4,000,000	4,000,000
Common stock, $5 par value; 20,000,000 shares authorized; issued and outstanding - 5,875,534 and 5,865,534 shares, respectively	29,377,670	29,327,670
Additional paid-in capital	22,249,045	22,383,274
Retained earnings	13,841,730	12,360,292
Accumulated other comprehensive loss	(309,640)	(162,939)

Total Monarch Financial Holdings, Inc. stockholders’ equity	69,158,805	67,908,297
Noncontrolling interest	121,093	106,857

Total equity	69,279,898	68,015,154

Total liabilities and stockholders’ equity	$790,373,304	$689,569,043

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (Continued)

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	3 Months Ended June 30,		6 Months Ended June 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$9,416,922	$8,326,877	$17,887,849	$15,812,324
Interest on investment securities	49,029	63,410	103,575	127,745
Interest on federal funds sold	15,906	2,365	24,283	3,259
Dividends on equity securities	29,087	23,323	47,252	38,848
Interest on other bank accounts	1,513	772	1,889	1,408

Total interest income	9,512,457	8,416,747	18,064,848	15,983,584

Interest expense:
Interest on deposits	1,903,582	2,324,561	3,764,947	4,964,971
Interest on trust preferred subordinated debt	124,200	72,371	245,700	149,058
Interest on borrowings	243,063	318,577	425,761	579,111

Total interest expense	2,270,845	2,715,509	4,436,408	5,693,140

Net interest income	7,241,612	5,701,238	13,628,440	10,290,444

Provision for loan losses	1,504,948	1,837,597	2,832,818	2,538,148

Net interest income after provision for loan losses	5,736,664	3,863,641	10,795,622	7,752,296

Non-interest income:
Mortgage banking income	11,024,864	8,824,954	18,700,016	15,926,075
Investment and insurance commissions	67,585	229,667	141,905	513,672
Service charges and fees	429,025	371,358	823,356	656,827
Other	165,922	660,169	299,699	834,096

Total noninterest income	11,687,396	10,086,148	19,964,976	17,930,670

Non-interest expenses:
Salaries and employee benefits	10,319,400	7,824,816	18,243,946	14,965,818
Loan expense	1,475,466	894,825	2,476,650	1,506,894
Occupancy expenses	811,554	600,320	1,504,030	1,174,979
Furniture and equipment expenses	401,786	312,055	777,734	635,197
FDIC insurance	258,238	575,254	507,074	830,755
Marketing expense	125,112	163,824	227,448	296,100
Data processing	222,533	205,691	418,069	413,651
Professional fees	209,538	155,312	341,845	260,829
Stationary and supplies	172,965	117,742	325,840	204,460
Other	1,089,342	929,050	1,897,054	1,554,920

Total noninterest expenses	15,085,934	11,778,889	26,719,690	21,843,603

Income before income taxes	2,338,126	2,170,900	4,040,908	3,839,363

Income tax provision	(749,331)	(699,500)	(1,319,031)	(1,213,900)

Net income	1,588,795	1,471,400	2,721,877	2,625,463

Less: Net income attributable to noncontrolling interests	(35,887)	(51,808)	(49,152)	(145,600)

Net income attributable to Monarch Financial Holdings, Inc.	$1,552,908	$1,419,592	$2,672,725	$2,479,863

Preferred stock dividend and accretion of discount	(390,000)	(195,601)	(780,000)	(389,041)

Net income available to common stockholders	$1,162,908	$1,223,991	$1,892,725	$2,090,822

Basic net income per share	$0.20	$0.22	$0.33	$0.37
Diluted net income per share	$0.20	$0.21	$0.33	$0.37

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (Continued)

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(unaudited)

			Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Preferred Stock	Retained Earnings		Noncontrolling Interest
	Shares	Amount						Total
Balance - December 31, 2008	5,735,007	$28,675,035	$8,065,602	$14,481,383	$8,528,094	$27,302	$111,274	$59,888,690
Comprehensive income:
Net income for six months ended June 30, 2009					2,479,863		145,600	2,625,463
Unrealized gain on securities available-for-sale, net of reclassification adjustment and income taxes						8,962		8,962

Total comprehensive income								2,634,425

Stock-based compensation expense			157,600					157,600
Stock options exercised	53,979	269,895	(42,896)					226,999
Accretion of discount on series A cumulative perpetual preferred warrants			(19,500)	19,500				—
Cash dividend declared on series A cumulative perpetual preferred stock (5%)					(369,541)			(369,541)
Distributions to noncontrolling interests							(106,847)	(106,847)

Balance - June 30, 2009	5,788,986	$28,944,930	$8,160,806	$14,500,883	$10,638,416	$36,264	$150,027	$62,431,326

Balance - December 31, 2009	5,865,534	$29,327,670	$22,383,274	$4,000,000	$12,360,292	$(162,939)	$106,857	$68,015,154
Comprehensive income:
Net income for six months ended June 30, 2010					2,672,725		49,152	2,721,877
Unrealized loss on interest rate swap net of income taxes						(221,521)		(221,521)
Unrealized gain on mandatory delivery of available-for-sale mortgages, net of income taxes						14,562		14,562
Unrealized gain on securities available-for-sale, net of reclassification adjustment and income taxes						60,258		60,258

Total comprehensive income								2,575,176

Stock-based compensation expense	10,000	50,000	125,771					175,771
net of income taxes
Cash dividend declared on series B noncumulative perpetual preferred stock (7.8%)					(780,000)			(780,000)
Cash dividend declared on common stock ($0.07 per share)					(411,287)			(411,287)
Redemption of warrants on series A cumulative perpetual preferred stock			(260,000)					(260,000)
Contributions from noncontrolling interests							36,750	36,750
Distributions to noncontrolling interests							(71,666)	(71,666)

Balance - June 30, 2010	5,875,534	$29,377,670	$22,249,045	$4,000,000	$13,841,730	$(309,640)	$121,093	$69,279,898

The accompanying notes are an integral part of the consolidated financial statement.

ITEM 1. FINANCIAL STATEMENTS (Continued)

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	6 Months Ended June 30,
	2010	2009
Operating activities:
Net income attributable to Monarch Financial Holdings, Inc.	$2,672,725	$2,479,863
Adjustments to reconcile to net cash from operating activities:
Provision for loan losses	2,832,818	2,538,148
Depreciation	571,539	490,400
Accretion of discounts and amortization of premiums, net	9,715	6,104
Deferral of loan costs, net of deferred fees	249,678	(28,397)
Amortization of intangible assets	89,286	89,286
Stock-based compensation	175,771	157,600
Net income attributable to noncontrolling interests	49,152	145,600
Appreciation of bank-owned life insurance	(142,071)	(127,257)
(Income) loss from rate lock commitments	127,286	(227,636)
Net loss on disposition of property and equipment	777	—
Net (gain) loss on on sale of other real estate	101,996	(16,455)
Amortization of deferred gain	(81,726)	(81,726)
Changes in:
Loans held for sale	(70,529,691)	(42,131,083)
Interest receivable	(327,563)	(193,540)
Other assets	1,168,927	139,667
Other liabilities	1,257,656	1,678,145

Net cash from operating activities	(61,773,725)	(35,081,281)

Investing activities:
Purchases of available-for-sale securities	(4,276,732)	—
Proceeds from sales and maturities of available-for-sale securities	3,091,071	592,044
Proceeds from sale of other real estate	2,140,310	279,582
Purchases of premises and equipment	(7,900,992)	(258,435)
Purchase of restricted equity securities, net of redemptions	(276,450)	(3,435,150)
Loan originations, net of principal repayments	(22,447,578)	(12,670,809)

Net cash from investing activities	(29,670,371)	(15,492,768)

Financing activities:
Net increase in noninterest-bearing deposits	28,334,611	5,082,906
Net increase in interest-bearing deposits	75,114,863	25,445,083
Cash dividends paid on preferred stock	(780,000)	(298,083)
Cash dividends paid on common stock	(411,287)	—
Net increase (decrease) of FHLB advances and federal funds purchased	(5,523,090)	34,146,205
Contributions from noncontrolling interests	36,750	—
Distributions to noncontrolling interests	(71,666)	(106,847)
Redemption of stock warrants	(260,000)	—
Proceeds from issuance of common stock, net of issuance costs	—	226,999

Net cash from financing activities	96,440,181	64,496,263

CHANGE IN CASH AND CASH EQUIVALENTS	4,996,085	13,922,214
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	34,351,240	8,596,342

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,347,325	$22,518,556

SUPPLEMENTAL SCHEDULES AND CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and other borrowings	$4,460,546	$5,317,788
Income taxes	$519,500	$2,160,000
Loans transferred to foreclosed real estate during the year	$2,278,750	$532,158
Loans to facilitate sale of real estate	$735,057	$1,777,500

The accompanying notes are an integral part of the consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly Monarch Financial Holdings, Inc.’s financial position as of June 30, 2010; the consolidated statements of income for the three and six months ended June 30, 2010 and 2009; the consolidated statements of changes in stockholders’ equity for the six months ended June 30, 2010 and 2009; and the consolidated statements of cash flows for the six months ended June 30, 2010 and 2009. These financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. The financial statements include the accounts of Monarch Financial Holdings, Inc. and its subsidiaries, and all significant intercompany accounts and transactions have been eliminated. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. Certain prior year amounts have been reclassified to conform to current year presentations.

Recent Issued Accounting Standards

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This update is intended to provide for disclosures that facilitate financial statement users’ evaluation of 1) the nature of credit risk inherent in the entity’s portfolio of financing receivables, 2) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and 3) the changes and reasons for those changes in the allowance for credit losses. Required disclosures include disaggregation of receivables into two levels – portfolio segment and class of financing receivable. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. Classes of financing receivables generally are a disaggregation of portfolio segment. Required disclosures on a disaggregated basis include a roll-forward of the allowance for credit losses as well as impaired, nonaccrual, restructured and past due loans, and credit quality indicators. The disclosures as of the end of the reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about the activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or before December 15, 2010.

In February 2010, the FASB issued ASC 2010-09, Subsequent Events (Topic 855)- Amendments to Certain Recognition and Disclosure Requirements. This guidance, among other things, requires an entity that is either (a) an SEC filer or (b) a bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date that the financial statements are issued. The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. This guidance is effective for interim or annual periods ending after June 15, 2010.

In March 2010, FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815) – Scope Exception Related to Embedded Credit Derivatives. This update provides clarification to the scope exceptions (ASU 815-15-15-8 through 15-9) for embedded credit derivative features related to the transfer of credit risk in the form of one financial instrument to another. The amendments address how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed under Section 815-15-25 for potential bifurcation and separate accounting. The guidance in this update will be effective for the quarter beginning after June 15, 2010, and is not expected to have a significant impact on our consolidated financial statements.

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

NOTE 2. GENERAL

We are a Virginia-chartered bank holding company engaged in business and consumer banking, investment and insurance sales, and mortgage origination and brokerage. We were created on June 1, 2006 through a reorganization plan, under the laws of the Commonwealth of Virginia, in which Monarch Bank became our wholly-owned subsidiary. Monarch Bank was incorporated on May 1, 1998, and opened for business on April 14, 1999. Our corporate office and main office are located in the Greenbrier area of Chesapeake. In addition we have eight other Virginia banking offices – in the Great Bridge area in Chesapeake, the Lynnhaven area, the Town Center area, the Oceanfront, the Kempsville area, and the Hilltop area in Virginia Beach, and the Ghent area and in the downtown area in Norfolk. Our North Carolina banking division operates as OBX Bank through two offices in Kitty Hawk and Nags Head.

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

In March 2010, Monarch Investment, LLC, formed Regional Home Mortgage, LLC, in Chesapeake, Virginia. Monarch Investment, LLC, owns 51% with TREG Funding, LLC, owning 49%, to provide residential mortgages to clients of TREG Funding, LLC.

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

	3 months ended June 30,		6 months ended June 30,
	2010	2009	2010	2009
Net income (numerator, basic and diluted)	$1,552,908	$1,419,592	$2,672,725	$2,479,863
Less: non-cumulative perpetual preferred dividend and accretion	(390,000)	(195,601)	(780,000)	(389,041)

Net income (numerator, basic and diluted)	1,162,908	1,223,991	1,892,725	2,090,822
Weighted average shares outstanding (denominator)	5,704,974	5,663,381	5,702,619	5,640,461

Income per common share - basic	$0.20	$0.22	$0.33	$0.37

Weighted average shares - diluted (denominator)	5,795,852	5,734,206	5,781,141	5,693,308

Income per common share - diluted	$0.20	$0.21	$0.33	$0.37

Dilutive effect- average number of shares	90,878	70,825	78,522	52,847

For the three and six months ended June 30, 2010 and 2009, average options to purchase 139,018 and 160,006 shares and 155,056 and 160,006 shares, respectively, were not included in the computation of earnings per common share, because they were anti-dilutive.

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

The following table presents our assets and liabilities related to continuing operations, which are measured at fair value on a recurring basis for each of the fair value hierarchy levels, as of June 30, 2010 and December 31, 2009:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
				Significant Unobservable Inputs (Level 3)

	Fair Value
Description
Assets at June 30, 2010
Investment securities - available for sale	$8,457,177	$—	$8,457,177	$—
Restricted equity securities	7,296,150			7,296,150
Loans held for sale	149,527,404		149,527,404
Rate lock commitments, net	698,519	—	—	698,519

Total Assets	$165,979,250	$—	$157,984,581	$7,994,669

Derivative financial liability	$634,356	$—	$634,356	$—

Assets at December 31, 2009
Investment securities - available for sale	$7,189,930	$—	$7,189,930	$—
Restricted equity securities	7,019,700			7,019,700
Loans held for sale	78,997,713		78,997,713
Rate lock commitments, net	804,240	—	—	804,240

Total Assets	$94,011,583	$—	$86,187,643	$7,823,940

Derivative financial liability	$197,143	$—	$197,143	$—

The changes in restricted equity securities (Level 3 assets) measured at fair value on a recurring basis are summarized below as:

	2010	2009
Balance, January 1	$7,019,700	$3,575,450
Issuances and settlements, net	276,450	3,444,250
Income (loss)	—	—

Balance, June 30	$7,296,150	$7,019,700

The changes in rate lock commitments (Level 3 assets) measured at fair value on a recurring basis are summarized below as:

	2010	2009
Balance, January 1	$804,240	$645,484
Issuances and settlements, net	(804,240)	(645,484)
Income (loss)	698,519	864,664

Balance, June 30	$698,519	$864,664

The following table provides quantitative disclosures about the fair value measurements of our assets related to continuing operations which are measured at fair value on a nonrecurring basis as of June 30, 2010 and 2009:

	Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Description
At June 30, 2010
Real estate owned	$1,417,086	$—	$—	$1,417,086
Restructured and impaired loans	5,122,021	—	—	5,122,021
At December 31, 2009
Real estate owned	$2,115,700	$—	$—	$2,115,700
Restructured and impaired loans	4,669,494	—	—	4,669,494

For the three and six months ended June 30, 2010, we recorded a loss on sale of the real estate owned of $52,973 and $101,996, respectively. For the three and six months ended June 30, 2009, we recorded a gain on the sale of real estate owned of $14,319 and $16,455, respectively. These amounts are itemized in other noninterest income for the periods indicated.

At the time a loan secured by real estate becomes real estate owned we record the property at the lower of its carrying amount or fair value. Upon foreclosure and through liquidation, we evaluate the property’s fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. We recorded a loss of $0 and $51,955 in the three and six months ended June 30, 2010, respectively, due to valuation adjustments on real estate owned in our consolidated statements of income. These adjustments were recorded within the financial statement caption other noninterest income for the respective period. We had no losses due to valuation adjustments on real estate owned in our consolidated statements of income in the first six months of 2009.

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

Fair Value of Financial Instruments

The following table presents the carrying amounts and fair value of our financial instruments at June 30, 2010 and December 31, 2009. GAAP defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than through a forced or liquidation sale for purposes of this disclosure. The carrying amounts in the table are included in the balance sheet under the indicated captions.

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$39,347,325	$39,347,325	$34,351,240	$34,351,240
Investment securities	8,457,177	8,457,177	7,189,930	7,189,930
Mortgage loans held for sale	149,527,404	149,527,404	78,997,713	78,997,713
Loans held for investment (net)	546,221,564	570,184,998	528,400,175	550,274,264
Accrued interest receivable	1,943,971	1,943,971	1,616,408	1,616,408
Restricted equity securities	7,296,150	7,296,150	7,019,700	7,019,700

Financial Liabilities
Deposit liabilities	$643,488,362	$610,542,937	$540,038,888	$537,475,766
Total borrowings	70,635,684	71,085,625	76,158,774	75,538,504
Accrued interest payable	111,840	111,840	135,980	135,980
Derivative financial liability	634,356	634,356	197,143	197,143

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

NOTE 5. COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Components of other comprehensive income are unrealized gains and losses on available-for-sale securities and a derivative financial liability related to an interest rate swap. The following is a detail of comprehensive income for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net Income	$1,588,795	$1,471,400	$2,721,877	$2,625,463
Change in unrealized gains (losses) on securities available-for-sale, net of tax expense	43,259	15,590	60,258	8,962
Change in unrealized gains on mandatory delivery of loan available- for- sale, net of tax expense	14,562	—	14,562	—
Change in unrealized losses on a derivative financial liability, net of tax	(67,408)	—	(221,521)	—

Total comprehensive income	1,579,208	1,486,990	2,575,176	2,634,425
Less: Comprehensive income attributable to noncontrolling interests	(35,887)	(51,808)	(49,152)	(145,600)

Comprehensive income attributable to Monarch Financial Holdings, Inc.	$1,543,321	$1,435,182	$2,526,024	$2,488,825

Unrealized holding gains securities available for sale	$65,544	$23,621	$91,300	$13,578
Income tax expense	(22,285)	(8,031)	(31,042)	(4,616)

Net unrealized gains	$43,259	$15,590	$60,258	$8,962

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

Segment information for the three and six months ended June 30, 2010 and 2009 is shown in the following table.

Selected Financial Information

	Commercial and Other Banking	Mortgage Banking Operations	Intersegment Eliminations	Total
Three Months Ended June 30, 2010
Net interest income after provision for loan losses	$5,736,664	$737,885	$(737,885)	$5,736,664
Noninterest income	1,224,547	11,503,253	(1,040,404)	11,687,396
Noninterest expenses	(4,555,458)	(10,751,728)	221,252	(15,085,934)

Net income before income taxes and noncontrolling interest	$2,405,753	$1,489,410	$(1,557,037)	$2,338,126

Three Months Ended June 30, 2009
Net interest income after provision for loan losses	$3,863,641	$1,201,479	$(1,201,479)	$3,863,641
Noninterest income	2,013,734	8,687,328	(614,914)	10,086,148
Noninterest expenses	(3,732,913)	(7,908,581)	(137,395)	(11,778,889)

Net income before income taxes and noncontrolling interest	$2,144,462	$1,980,226	$(1,953,788)	$2,170,900

Six Months Ended June 30, 2010
Net interest income after provision for loan losses	$10,795,622	$1,196,435	$(1,196,435)	$10,795,622
Noninterest income	1,804,214	19,564,481	(1,403,719)	19,964,976
Noninterest expenses	(8,345,290)	(18,692,124)	317,724	(26,719,690)

Net income before income taxes and noncontrolling interest	$4,254,546	$2,068,792	$(2,282,430)	$4,040,908

Six Months Ended June 30, 2009
Net interest income after provision for loan losses	$7,752,296	$2,078,000	$(2,078,000)	$7,752,296
Noninterest income	3,494,282	16,044,787	(1,608,399)	17,930,670
Noninterest expenses	(7,465,340)	(14,618,380)	240,117	(21,843,603)

Net income before income taxes and noncontrolling interest	$3,781,238	$3,504,407	$(3,446,282)	$3,839,363

Segment Assets
June 30, 2010	$792,017,466	$158,936,806	$(160,580,968)	$790,373,304
December 31, 2009	$690,323,668	$86,147,206	$(86,901,831)	$689,569,043

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets with indefinite lives are recorded at cost and are reviewed at least annually for impairment based on evidence of certain impairment indicators. Intangible assets with identifiable lives are amortized over their estimated useful lives. The intangible assets have a weighted-average useful life of seven years.

Information concerning goodwill and intangible assets is presented in the following table:

	June 30, 2010	December 31, 2009
Amortizable intangible assets	$1,250,000	$1,250,000
Accumulated amortization - intangible assets	(520,831)	(431,545)

Amortizable intangible assets, net	$729,169	$818,455

Goodwill	$775,000	$775,000

Amortization expense for intangible assets totaled $44,643 and $89,286 for each of the three and six month periods, ending June 30, 2010 and 2009.

Estimated Amortization Expense:
For the remaining months of the year ended 12/31/10	89,286
For the year ended 12/31/11	178,572
For the year ended 12/31/12	178,572
For the year ended 12/31/13	178,572
Thereafter	104,167

$729,169

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

Our credit exposure, if any, on the interest rate swap is limited to the net favorable value (net of any collateral pledged) and interest payments of the swap by the counterparty. Conversely, when an interest rate swap is in a liability position we are required to post collateral to PNC which is evaluated monthly and adjusted based on the fair value of the hedge on the last day of the month. The fair value of this swap instrument was a liability of $634 thousand at June 30, 2010 for which our collateral requirement on June 30, 2010, was $650 thousand.

On June 15, 2010, we began participating in a “mandatory” delivery program for mortgage loans. Prior to that date we managed our interest rate risk by locking in the interest rate for each mortgage loan with our correspondent investors and borrowers at the same time, which is a “best efforts” delivery system. Under the “mandatory” delivery system, loans with interest rate locks are paired with the purchase of a notional security bearing similar attributes. In interim periods prior to the loans delivery to an investor, a net gain or loss on the pairing of the loans and securities is recorded, net of tax in other comprehensive income. The loan and the security are matched at the time the loan is delivered to an investor and a gain or loss on the pairing is then recorded on our income statement. At June 30, 2010 management has elected to limit our exposure to this form of delivery to $25 million. At June 30, 2010 we had gross loans of $2,647,960 paired with notional securities of $1,750,000 for an unrealized gain of $21,565.

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

A summary of our significant risk factors is set forth in Part1, Item 1A Risk Factors our 2009 Form 10-K.

Net Income

Net income for the quarter ended June 30, 2010 was $1,553 thousand compared to $1,420 at June 30, 2009, an increase of $133 thousand or 9.4%. Net income for the first half of 2010 was $2,673 thousand, an increase of $193 thousand or 7.8% over $2,480 thousand for the same period in 2009. Basic and diluted earnings per share were $0.20 for the second quarter of 2010 and $0.33 for the first six months of 2010. Basic earnings per share were $0.22 and $0.37 for the second quarter and first six months of 2009, respectively, while diluted earnings per share were $0.21 and $0.37 for the same periods.

Two important and commonly used measures of profitability are return on assets (net income as a percentage of average total assets) and return on equity (net income as a percentage of average stockholders’ equity). Our annualized return on assets (“ROA”) was 0.82% compared to 0.85%, for the three months periods ended June 30, 2010 and 2009, respectively, and our ROA for the first half of 2010 was 0.75% compared to 0.76%, one year prior. Our annualized return on equity (“ROE”) for the second quarter of 2010 was 9.05% compared to 9.15% in 2009. Our ROE for the first six months of 2010 was 7.88% compared to 8.15% for the same period in 2009. The decline noted in ROA for both periods is attributable, in part, to growth in nonearning assets and to higher levels of noninterest expense, relative to income. The decline in ROE is attributable to higher levels of noninterest expense relative to income. In addition, provision expense was higher during the first six months of 2010 compared to 2009. Both trends would result in lower net income relative to average assets and average equity.

Net interest income increased $1.5 million and $3.3 million in the second quarter and first six months of 2010, respectively, when compared to the same periods in 2009. Non-interest income increased $1.6 million in the second quarter of 2010 and $2.0 million in the first half of 2010, compared to 2009. Higher loan yield coupled with lower interest costs associated with our deposits contributed to improvement in our net interest income and higher levels of pricing and production from our mortgage division was the source of the increase in non-interest income.

Our provision for loan losses decreased $333 thousand in the second quarter of 2010 compared to 2009. However, our provision expense increased $295 thousand for the first six months of 2010 compared to the same period in 2009. Non-interest expense increased $3.3 million for the quarter and $4.9 million for the first six months of 2010 compared to 2009, with the areas of greatest non-interest expense growth in salaries and benefits and loan origination expense.

Net Interest Income

Net interest income, is a significant source of our revenue, and is the excess of interest income over interest expense. Net interest income is influenced by a number of factors, including the volume of interest-earning assets and interest bearing liabilities, the mix of interest-earning assets and interest bearing liabilities, the interest rates earned on earning assets, and the interest rates paid to obtain funding to support the assets.

Net interest income increased $1.5 million and $3.3 million in the second quarter and first half of 2010 due to re-pricing opportunities of both assets and liabilities in a low, but stable, rate environment. Interest rates have remained at a record low for an extended period, which has allowed us to realign our longer term liability costs with that of our assets. The federal funds rate that is set by the Federal Reserve Bank’s Federal Open Market Committee has been 0.25% since December 2008. For comparable periods, the Wall Street Journal Prime Rate (“WSJ”), which generally moves with the federal funds rate, was 3.25%. A stable, though low, rate environment has allowed us to renegotiate the pricing of our interest bearing liabilities and assets to terms which should be more favorable to us in the future when rates begin to rise.

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

Interest and fees on loans are the largest component of our interest income. At June 30, 2010, 98% or $420 million of our commercial and mortgage portfolio was either a fixed rate or variable rate loan with a floor, compared to 92% or $350 million at June 30, 2009. The yield on our loan portfolio was 5.74% in the second quarter and 5.73%, year-to-date; a 19 and 30, basis point increase, respectively, through June 30, 2010 compared to 5.55% and 5.43% for the same periods in 2009. These changes coupled with loan growth have increased interest and fees on loans $1.1 million, quarter over quarter, and $2.1 million mid-year to mid-year.

Concurrent with changes to our loan portfolio, we have replaced or re-priced, higher cost, liabilities with lower cost liabilities. At June 2010, the blended cost on deposits has declined 65 basis points for the quarter and 77 basis points in the first six months when compared to 2009. The cost of our time deposits decreased 88 basis points for the quarter and 109 basis points, year-to-date, despite a $6.5 million increase in our time deposits outstanding. Total interest expense declined $445 thousand in the second quarter and $1.3 million in the first six months of 2010 when compared to 2009.

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

Our net interest rate spread on a tax-equivalent basis increased 55 and 79 basis points, respectively, to 3.87% and 3.85% for second quarter and first six months of 2010, respectively, when compared to 3.32% and 3.06% for the same periods in 2009. Yield on earning assets decreased 1 basis point to 5.42% from 5.43%, quarter over quarter, but increased 12 basis points to 5.46% from 5.34% for the first half of 2010 compared to 2009. The cost of interest bearing liabilities decreased 57 and 67 basis points, respectively, in the second quarter and year-to-date 2010 compared to 2009.

Bank Owned Life Insurance (BOLI) has been included in interest earning assets. We purchased $6,000,000 in BOLI during the fourth quarter of 2005. The income on BOLI is not subject to Federal Income tax, giving it a tax-effective yield of 6.10% for the second quarter and first half of 2010 compared to 5.68% for the same periods in 2009.

In July, 2006, we added additional capital through the issuance of $10,000,000 in trust preferred securities. These securities are treated as subordinated debt and have been included in other borrowings. The cost on trust preferred securities increased to an average of 4.86% from 2.55% in the first six months of 2010 compared to 2009.

The following tables set forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and the related income, expense and corresponding weighted average yields and costs.

NET INTEREST INCOME ANALYSIS

The following is an analysis of net interest income, on a taxable equivalent basis.

	For Three Months Periods Ended June 30,
	2010			2009
	Average Balance	Income/ Expense	Yield Rate(1)	Average Balance (5)	Income/ Expense (5)	Yield Rate(1)
ASSETS
Securities, at amortized cost	$8,542,932	$49,029	2.30%	$6,272,638	$63,410	4.05%
Loans, net	658,154,957	9,416,922	5.74%	601,928,848	8,326,877	5.55%
Federal funds sold	26,400,329	15,906	0.24%	3,904,195	2,365	0.24%
Dividend-earning restricted equity securities	7,152,662	29,087	1.63%	6,540,079	23,323	1.43%
Deposits in other banks	4,445,237	1,513	0.14%	2,854,465	772	0.11%
Bank owned life insurance (2)	7,146,637	108,774	6.10%	6,880,936	97,396	5.68%

Total earning assets	711,842,754	9,621,231	5.42%	628,381,161	8,514,143	5.43%

Less: Allowance for loan losses	(7,840,207)			(8,330,003)
Nonperforming loans	4,420,305			7,152,143
Total nonearning assets	47,503,822			32,752,636

Total assets	$755,926,674			$659,955,937

LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$20,849,406	$17,255	0.33%	$17,421,099	$18,153	0.42%
Regular savings	22,937,278	42,558	0.74%	31,860,010	107,312	1.35%
Money market savings	189,777,411	569,326	1.20%	112,266,112	348,331	1.24%
Certificates of deposit
$100,000 and over	81,279,028	317,898	1.57%	96,939,468	427,043	1.77%
Under $100,000	199,136,029	956,545	1.93%	178,007,302	1,423,722	3.21%

Total interest-bearing deposits	513,979,152	1,903,582	1.49%	436,493,991	2,324,561	2.14%
Borrowings	74,846,088	367,263	1.97%	77,505,826	390,948	2.02%

Total interest-bearing liabilities	588,825,240	$2,270,845	1.55%	513,999,817	$2,715,509	2.12%
Noninterest-bearing liabilities
Demand deposits	85,419,379			71,766,671
Other noninterest-bearing liabilities	12,858,435			12,747,041

Total liabilities	687,103,054			598,513,529
Stockholders’ equity	68,823,620			61,442,408

Total liabilities and stockholders’ equity	$755,926,674			$659,955,937

Net interest income (2)		$7,350,386			$5,798,634

Interest rate spread (2)(3)			3.87%			3.32%

Net interest margin (2)(4)			4.14%			3.70%

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a $36,984 adjustment for 2010 and a $33,114 adjustment for 2009.
(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.
(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.
(5)	Loans, net for June 30, 2009 have been restated to exclude average nonperforming loans of $7,152,143 and average unearned fees of $251,515 from earning assets to be consistent with the presentation for June 30, 2010.

NET INTEREST INCOME ANALYSIS

The following is an analysis of net interest income, on a taxable equivalent basis.

	For Six Months Periods Ended June 30,
	2010			2009
	Average Balance	Income/ Expense	Yield Rate(1)	Average Balance (5)	Income/ Expense (5)	Yield Rate(1)
ASSETS
Securities, at amortized cost	$8,291,838	$103,575	2.52%	$6,299,640	$127,745	4.09%
Loans, net	628,984,993	17,887,849	5.73%	587,060,889	15,812,324	5.43%
Federal funds sold	19,787,633	24,283	0.25%	2,642,070	3,259	0.25%
Dividend-earning restricted equity securities	7,086,549	47,252	1.34%	5,656,204	38,848	1.39%
Deposits in other banks	3,586,997	1,889	0.11%	2,387,280	1,408	0.12%
Bank owned life insurance (2)	7,112,571	215,258	6.10%	6,847,368	192,813	5.68%

Total earning assets	674,850,581	18,280,106	5.46%	610,893,451	16,176,397	5.34%

Less: Allowance for loan losses	(8,624,777)			(8,269,329)
Nonperforming loans	6,688,786			7,410,437
Total nonearning assets	43,816,895			34,069,812

Total assets	$716,731,485			$644,104,371

LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$19,932,964	$34,870	0.35%	$16,169,369	$31,981	0.40%
Regular savings	22,996,570	88,540	0.78%	30,604,921	215,361	1.42%
Money market savings	174,768,580	1,056,822	1.22%	118,699,228	738,700	1.25%
Certificates of deposit
$100,000 and over	81,888,348	693,028	1.71%	97,030,522	1,086,890	2.26%
Under $100,000	193,129,494	1,891,687	1.98%	171,590,694	2,892,039	3.40%

Total interest-bearing deposits	492,715,956	3,764,947	1.54%	434,094,734	4,964,971	2.31%
Borrowings	63,223,108	671,461	2.14%	69,567,776	728,169	2.11%

Total interest-bearing liabilities	555,939,064	$4,436,408	1.61%	503,662,510	$5,693,140	2.28%
Noninterest-bearing liabilities
Demand deposits	82,817,224			68,856,298
Other noninterest-bearing liabilities	9,572,176			10,183,738

Total liabilities	648,328,464			582,702,546
Stockholders’ equity	68,403,021			61,401,825

Total liabilities and stockholders’ equity	$716,731,485			$644,104,371

Net interest income (2)		$13,843,698			$10,483,257

Interest rate spread (2)(3)			3.85%			3.06%

Net interest margin (2)(4)			4.14%			3.46%

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a $73,188 adjustment for 2010 and a $65,556 adjustment for 2009.
(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.
(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.
(5)	Loans, net for June 30, 2009 have been restated to exclude average nonperforming loans of $7,410,437 and average unearned fees of $244,787 from earning assets to be consistent with the presentation for June 30, 2010.

Rate/Volume Analysis

The goal of a rate/volume analysis is to compare two or more periods to determine whether the difference between those periods is the result of changes in rate, or volume, or some combination of the two. This is achieved through a “what if” analysis. We calculate what the potential income would have been in the new period if the prior period rate had remained unchanged, and compare that result to what the income would have been in the prior period if the current rates were in effect. Through the analysis of these income potentials, we are able to determine how much of the change between periods is the impact of differing rates and how much is volume driven.

For discussion purposes, our “Rate/Volume Analysis” and “Average Balances, Income and Expenses, Yields and Rates” tables include tax equivalent income on bank owned life insurance (BOLI) that is not in compliance with Generally Accepted Accounting Principals (GAAP). The following table is a reconciliation of our income statement presentation to these tables.

RECONCILIATION OF NET INTEREST INCOME

TO TAX EQUIVALENT INTEREST INCOME

Non-GAAP

	3 Months Ended June 30,		6 Months Ended June 30,
	2010	2009	2010	2009
Interest income:
Total interest income	$9,512,457	$8,416,747	$18,064,848	$15,983,584
Bank owned life insurance	71,790	64,282	142,070	127,257
Tax equivalent adjustment (34% tax rate)	36,984	33,114	73,188	65,556

Adjusted income on earning assets	9,621,231	8,514,143	18,280,106	16,176,397

Interest expense:
Total interest expense	2,270,845	2,715,509	4,436,408	5,693,140

Net interest income - adjusted	$7,350,386	$5,798,634	$13,843,698	$10,483,257

Net interest income – adjusted (“NIIA”) increased $1.6 million, quarter over quarter and $3.4 million in a six month comparative. The second quarter increase was due to a relative even combination of rate and growth; $843 thousand due to changes in interest rate and $709 thousand due to changes in average volume outstanding. Growth in NIIA for the first six months of 2010 compared to 2009 was driven more by rate changes, which contributed $2.2 million to income, than growth, which added $1.1 million to income.

Closer review of the components of NIIA indicates that the benefit to income from earning assets was achieved primarily through growth while the cost savings achieved on interest bearing liabilities was achieved through changes in rate. Adjusted income on earning assets increased $1.1 million in the second quarter and $2.1 million in the first six months of 2010 compared to 2009. Asset growth contributed $943 thousand and $1.5 million in the second quarter and first six months, respectively, while higher interest rates contributed an additional $164 thousand and $636 thousand for the same periods. Total interest expense decreased by $445 thousand, quarter over quarter; and $1.3 million, in the first six months of 2010. Savings due to lower rates of $679 thousand for the quarter and $1.6 million for the first half of 2010 were partially offset by increased cost due to growth of $234 thousand and $328 thousand for the same periods.

Loans, net of unearned income and loans held for sale grew a combined $92.2 million, to $704.3 million at June 30, 2010 compared to $612.1 million at June 30, 2009. Income from loans, which is the largest component of earning assets, increased $1.1 million for the quarter and $2.1 million, year-to-date. Commercial loan growth contributed $1.1 million in the second quarter and the income gains achieved by consumer loans were offset by the income reduction in mortgage loans. The income growth in commercial loans was due to both, higher volume and higher rates, although volume contributed $844 thousand, compared to $245 thousand due to rate improvement. Year-to-date income growth from commercial loans was driven primarily by volume, with a contribution of $1.4 million and secondarily by rate, with a contribution of $555 thousand.

Investment securities increased $2.7 million to $8.5 million at June 30, 2010 compared to $5.8 million at June 30, 2009. During the same period, interest income from securities declined $23 thousand. A significant portion of our Agency securities have been called in the past year as market rates fell below the rate on these investments. Securities purchased to replace those called have a much lower yield than the original bonds. Lower yields on investment purchases reduced earnings by $31 thousand for the quarter and $54 thousand year-to-date. These reductions due to rate were only partially offset by income of $16 thousand and $31 thousand for the quarter and first six months, respectively, due to volume increases.

Liquidity in the first half of 2010 was much stronger than the same period in 2009, resulting in a higher sustained level of federal funds sold. Although period end federal funds at June 30, 2010 were only $10.0 million compared to $7.5 million, one year prior, average federal funds sold outstanding were $19.8 million through June 30, 2010, compared to $2.6 million through June 30, 2009. The result was an increase in income of $14 thousand in the quarter and $21 thousand in the first six months, despite historically low federal funds rates.

Interest bearing deposits at period end June 30, 2010 were $539.0 million, an increase of $96.4 million compared to $442.6 million in 2009. On average, interest bearing deposits increased $58.6 million to $492.7 million through June 30, 2010, compared to $434.1 million through June 30, 2009, while the average cost of those deposits has dropped from 2.31% to 1.54%.

Interest cost on time deposits (“CDs”) declined $577 thousand in the second quarter and $1.4 million in the first six months of 2010 compared to 2009. Interest cost savings in both periods was due to lower interest rates. Management has maintained a sustained focus on growth in our local market through competitive retail CD pricing.

Savings interest cost declined $64 thousand and $126 thousand during the second quarter and first half of 2010 due to a combination of declining rates and balances. Period end balances declined $6.6 million in the six months of 2010 compared to 2009 while average outstanding balances declined $7.6 million. This balance decline is attributable to our “tiered” premium savings product. A tiered product offers interest rates based on specific pre-established threshold balances, so that clients maintaining higher balances are paid higher interest. The offering rates for the upper tiers of this product have been reduced year over year, resulting in possible migration to money market and CD accounts.

Year-over-year period end growth in money market accounts is $106.1 million while average outstanding balances have increased $56.1 million. This significant increase in volume has added to interest expense in both the quarter and year-to-date, despite lower offering rates. Our prime money market product is a highly competitive tiered product which rewards higher balance maintenance with higher interest payments. The net increase in interest expense due to money market accounts was $221 thousand in the quarter and $318 thousand in the first six months of 2010.

Our borrowing costs declined $24 thousand and $58 thousand in the three and six months ended June 30, 2010 due to lower average outstanding balances.

The following table sets forth an analysis of the impact of changes in rate and volume on our interest bearing assets and liabilities for the second quarter and first half of 2010 compared to 2009.

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

	RATE / VOLUME ANALYSIS
	(in thousands)
	For the Three Months Ended June 30, 2010 vs 2009			For the Six Months Ended June 30, 2010 vs 2009
	Interest Increase	Change Attributable to		Interest Increase	Change Attributable to
	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Interest income
Loans:
Commercial	$1,089	$245	$844	$1,924	$555	$1,369
Mortgage	(27)	(77)	50	367	180	187
Consumer	28	19	9	(215)	(54)	(161)

Total loans	1,090	187	903	2,076	681	1,395

Securities:
Federal agencies	(12)	(30)	18	(18)	(51)	33
Mortgage-backed	(3)	(1)	(2)	(6)	(3)	(3)
Other securities	—	—	—	1	—	1

Total securities	(15)	(31)	16	(23)	(54)	31

Deposits in other banks	6	—	6	7	(6)	13
Federal funds sold	14	—	14	21	—	21
Bank owned life insurance	12	8	4	23	15	8

Total interest income	$1,107	$164	$943	$2,104	$636	$1,468

Interest expense
Deposits:
Demand	$(1)	(4)	3	$3	(4)	7
Money market	221	(12)	233	318	(22)	340
Savings	(64)	(39)	(25)	(126)	(81)	(45)
Time	(577)	(613)	36	(1,394)	(1,487)	93

Total deposits	(421)	(668)	247	(1,199)	(1,594)	395
Federal funds purchased	—	—	—	—	—	—
Other borrowings	(24)	(11)	(13)	(58)	9	(67)

Total interest expense	(445)	(679)	234	(1,257)	(1,585)	328

Net interest income	$1,552	$843	$709	$3,361	$2,221	$1,140

Non-Interest Income

Non-interest income was $11.7 million for the second quarter of 2010, an increase of $1.6 million or 15.9% over the $10.1 million in non-interest income for the same period in 2009. Year-to-date 2010 non-interest income was $20.0 million, compared to $17.9 million, one year prior. Mortgage banking income continues to be the driver in non-interest income growth. Non-interest income is broken out into more detail in the following table:

NON-INTEREST INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Mortgage banking income	$11,024,864	$8,824,954	$18,700,016	$15,926,075
Investment and insurance commissions	67,585	229,667	141,905	513,672
Service charges and fees	429,025	371,358	823,356	656,827
Gain on sale of assets	—	302,269	—	302,269
Gain (loss) on sale of other real estate, net	(52,973)	14,319	(101,996)	16,455
Bank owned life insurance income	71,790	64,282	142,070	127,257
Title company income	137,772	106,701	229,341	205,267
Other	9,333	172,598	30,284	182,848

	$11,687,396	$10,086,148	$19,964,976	$17,930,670

Mortgage banking income represents fees from originating and selling residential mortgage loans as well as commercial mortgages through Monarch Mortgage and our wholly owned commercial mortgage banking subsidiary, Monarch Capital, LLC. The overwhelming majority of this growth has been in the area of residential mortgages. Gross mortgage banking income increased in the second quarter and first half of 2010 compared to 2009 due to higher production in both periods. Through June 30, 2010, our residential mortgage operations originated 2,537 loans totaling $977.8 million. Including in these originations were 1,861 purchase money loans totaling $414.0 million. In the first half of 2009 our residential mortgage operations originated 2,404 loans totaling $638.6 million. Our mortgage team made up for a slow start in the first quarter of 2010, by originating 1,558 loans totaling $358.0 million in the second quarter. This compares to 1,327 loans totaling $350.5 million in the first quarter of 2009. We believe our gross mortgage banking income will continue to grow at the same pace until interest rates begin to rise to levels that could discourage residential sales and would likely discourage refinancing by existing homeowners.

Investment and insurance commissions declined $162 thousand, quarter over quarter, and $372 thousand in the first six months of 2010 compared to 2009, as a result of changes we have made in delivery of these products. In August 2009, we closed the joint venture we had through Monarch Investment, LLC, which was a multi-agent operation.

Service charges and fees on deposit accounts increased $58 thousand in the quarter and $166 thousand in the first six months of 2010 compared to the same periods in 2009. The primary components of service charges and fees are nonsufficient fund and overdraft fees, and ATM transaction fees. In April 2009 we modified our deposit service fees. In addition, we have an agreement with a third-party vendor to brand ATMs in Food Lion grocery stores in southeast Virginia and northeast North Carolina. In return for supplying the cash for the machines and paying the machines’ cash servicing fees, we receive a portion of the transaction surcharge, and our customers can withdraw cash from the machines without a fee or transaction surcharge. We have 11 ATMs located at our banking center sites. Combined with our third-party vendor relationship, our network includes over 50 active branded ATMs.

There were no security gains or losses in the first half of 2010 or 2009. In the second quarter of 2009 we sold two parcels of land on Hanbury Road, attached to our Great Bridge office for a gain of $302,269.

We sold four properties in other real estate in each of the first two quarters of 2010 for a total of eight properties, year-to-date, and recorded losses, net of valuation adjustments of $102 thousand, compared to one property in each quarter in 2009, for a total of two properties with gains, net of valuation adjustments of $16 thousand.

BOLI is included in the net interest income calculation for yield analysis. We purchased $6.0 million in BOLI during the fourth quarter of 2005. The income from BOLI, which is not subject to tax, increased $8 thousand quarter-over-quarter, $15 thousand, year-to-date in 2010 compared to 2009. The tax-effective income earnings are $109 for the second quarter of 2010 compared to $97 for the same period in 2009 and $215 thousand in the first half of 2010 compared to $193 thousand for the same period in 2009.

Through Monarch Investment, LLC, we own a 75% interest in a title company, Real Estate Security Agency, LLC (RESA), which is being treated as a consolidated entity for accounting purposes. RESA showed an increase of income for the second quarter and first half of 2010 when compared to 2009 of $31 thousand and $24 thousand, respectively.

Non-interest Expense

The following table summarizes our non-interest expense for the periods indicated:

NON-INTEREST EXPENSE

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Salaries and employee benefits	$4,319,728	$3,567,276	$8,555,279	$7,216,935
Commissions and incentives	5,999,672	4,257,540	9,688,667	7,748,883
Loan origination expenses	1,475,466	894,825	2,476,650	1,506,894
Occupancy expenses	811,554	600,320	1,504,030	1,174,979
Furniture and equipment expense	401,786	312,055	777,734	635,197
FDIC Insurance	258,238	575,254	507,074	830,755
Marketing expense	287,507	163,824	499,248	296,100
Data processing services	222,533	205,691	418,069	413,651
Professional fees	209,538	155,312	341,845	260,829
Stationary and supplies	172,965	117,742	325,840	204,460
Telephone	131,720	108,253	254,381	206,013
Virginia Franchise Tax	126,908	116,113	243,021	212,053
Postage and shipping	96,744	66,300	183,006	117,844
Early extinguishment of debt	145,000	—	145,000	—
ATM expense	54,060	69,127	103,922	131,497
Travel expense	43,253	35,224	92,715	50,101
Amortization of intangible assets	44,643	44,643	89,286	89,286
Insurance	33,758	32,794	75,143	63,694
Title expense	16,895	25,008	30,349	38,423
Other	233,966	431,588	408,431	646,009

	$15,085,934	$11,778,889	$26,719,690	$21,843,603

Total non-interest expenses increased $3.3 million in the second quarter of 2010, an increase of 28.1% over the same period in 2009, and $4.9 million in the first six months of 2010, an increase of 22.3% over prior year. Employee compensation; in the form of salaries, benefits, commissions and incentives, represent an approximate average of 68% of non-interest expense in the periods presented. Our full time equivalent employees, at June 30, 2010 totaled 441, compared to 321 in 2009. Employee compensation growth was primarily in commissions and incentives, through our mortgage operations, but we also expanded the Bank’s sales team and added staffing for two new banking offices; in the Hilltop area of Virginia Beach and in Nags Head, NC. Over fifty-five percent of our mortgage employees are paid commissions based on their production levels. Secondary increases are attributable to the following factors: 1) an increase in loan origination expense related to higher production by the bank and higher vendor expenses for Monarch Mortgage; 2) growth and inflation-related increases in occupancy, equipment, and data service expenses; 3) increased marketing expense related to company newsletters and the addition of mortgage specific advertising in 2010; and 4) new branch supply set-up and updated mortgage disclosure forms.

FDIC insurance decreased in the second quarter and year-to-date 2010 when compared to the same periods in 2009 due to a one-time special assessment in that year.

The following summary identifies, in descending order, non-interest expenses with the most significant quarter-over-quarter increase.

	Increase		Increase
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Dollars	Percentage	Dollars	Percentage
Commissions and incentives	$1,742,132	40.9%	$1,939,784	25.0%
Salaries and employee benefits	752,452	21.1%	1,338,344	18.5%
Loan origination expenses	580,641	64.9%	969,756	64.4%
Occupancy expenses	211,234	35.2%	329,051	28.0%
Furniture and equipment expense	89,731	28.8%	142,537	22.4%

Income Taxes

Our income tax provision was $749 thousand for the quarter and $1.3 million for the first six months of 2010 compared to $700 thousand and $1.2 million for the same periods, respectively, in 2009. The effective tax rate for the quarter was 32.0% and 32.6% for the first half of 2010, compare to 32.2% and 31.6% for the same periods in 2009.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Total assets were $790.4 million at June 30, 2010, a $100.8 million or 14.6% increase compared to assets of $689.6 million at December 31, 2009. On an annual basis total assets increased $124.3 million, an 18.7% increase when compared to assets of $666.1 million at June 30, 2009. The primary driver of this growth was in loans held for sale which increased $70.5 million or 89.3% to $149.5 million at June 30, 2010 compared to $79.0 million at December 31, 2009. On an annual basis loans held for sale increased $53.0 million or 55.0% compared to $96.5 million at June 30, 2009. The secondary source of asset growth was total loans held for investment which increased $17.1 million to $554.8 million as of June 30, 2010, a 3.4% increase over year-end 2009 totals of $537.7 million. On an annual basis, total loans held for investment increased $39.2 million, or 7.6%, from $515.6 million in June 2009. Investment securities were $8.4 million at June 30, 2010 compared to $7.2 million at December 31, 2009, and $5.8 million at June 30, 2009. Property and equipment increased $7.3 million or 81.7% to $16.3 million at June 30, 2010 compared to $9.0 million at year-end 2009 and $8.1 million or a 99.9% increase over $8.1 million at June 30, 2009. Cash and cash equivalents were $39.3 million, increasing $4.9 million from $34.4 million at December 31, 2009, and $16.8 million or 74.7% from $22.5 million one year prior.

Loans held for sale represent mortgage loans that have been closed and are awaiting investor purchase. A majority of our mortgage loans are pre-sold and only remain on our books for thirty to forty-five days. Therefore; outstanding balances are dependent on the current mortgage market and may fluctuate significantly between periods. The significant growth noted at June 30, 2010 compared to year-end 2009 and June 30, 2009 is a product of a low rate environment coupled with record production by our mortgage division.

In April 2010, we purchased a building which, when renovated, will become our new corporate headquarters in Chesapeake, Virginia. We also purchased a piece of land which, when complete, will be the new home of our Ghent office in Norfolk, Virginia. In May 2010 we opened a new office in the Hilltop area of Virginia Beach, Virginia, which is a leased location. These purchases and the renovation and furnishing of our leased location were the primary source of the increase in property and equipment.

Total liabilities were $721.1 million at June 30, 2010, and increase of $99.5 million or 16.0% over year-end 2009 liabilities of $621.6 million and $117.4 million or 19.5% increase over $603.7 million at June 30, 2009. All of our liability growth was in deposits. Total deposits increased $103.4 million or 19.2% to $643.5 million at June 30, 2010, when compared to $540.0 million at year-end 2009 and increased $116.9 million or 22.2% compared to $526.6 million, one year prior. Total borrowings declined $5.5 million to $70.6 million at June 30, 2010, a 7.3% decrease from $76.1 million at December 31, 2009 and a $1.6 million or 2.2% decrease from $72.2 million at June 30, 2009.

Non-interest bearing demand deposits increased $28.3 million over December 2009 to $104.5 million and on an annual basis $20.5 million over June 30, 2009. Interest bearing demand deposits were $22.1 million, and increase of $2.3 million and $5.2 million when compared to December 31, 2009 and June 30, 2009 totals of $19.7 million and $16.9 million, respectively. We are primarily a business bank and, as such, have focused our efforts on obtaining company operating and escrow accounts, which are demand deposit accounts. Escrow accounts ordinarily house mortgage funds, which makes them sensitive to the growth of the current mortgage environment. Our focus on the business sector, coupled with the growth in escrow accounts, has resulted in significant growth in demand deposits.

Our interest bearing deposits are comprised of savings accounts, money market accounts and certificates of deposits (“CDs”). Savings deposits and CDs at June 30, 2010, have increased compared to year-end 2009, but decreased when compared to one year prior. Money market accounts have shown marked growth in 2010 compared to both, 2009 year-end and prior year.

Savings deposits increased $92 thousand to $22.9 million at June 30, 2010 compared to December 31, 2009. However, savings balances have declined $6.6 million compared to $29.5 million at June 30, 2009. In 2008, we introduced a multi-tiered savings product that rewarded higher balances with a higher rate which resulted in notable increases in savings balances. However, over the past year we have lowered the rates on the higher tiers and the decline, year over year, is attributable to the rate sensitivity of those clients who initially migrated to the product. Based on growth in our money market deposits, it is possible that these clients have migrated to that product in answer to their rate sensitive needs.

Total money market balances were $214.5 million at June 30, 2010, an increase of $57.2 million compared to $157.3 million at December 31, 2009. On an annual basis, money market accounts have increased $106.1 million compared to $108.4 million at June 30, 2009. Early in the recession, money market accounts had lost favor with many of our clients preferring fixed rate products such as CDs. During that time the fact that our prime money market product remained very competitive compared to our peers had little impact on the balances in that product. However, progressive improvement in consumer confidence has resulted in renewed interest in this attractive and competitive product.

CDs remain popular with clients because of the rate stability inherent in a fixed product. This popularity has led to significant growth in our core CDs. Core CDs which are comprised of CDs with balances of less than $100 thousand, increased $26.3 million to $205.8 million, when compared to $179.5 million at December 31, 2009. On an annual basis, core CDs have increased $19.0 million. Our Jumbo CDs, which are CDs with balances of $100 thousand or greater, declined $10.9 million to $73.7 at June 30, 2010 compared to December 31, 2009, and $27.3 million compared to June 30, 2009. This decline was part of our deposit strategy for 2009. In early 2008, we had determined to use larger, out of market CDs that typically cost less than in market CDs, to help buffer some of the effects of the steep decline in rates. With these CDs we could stay shorter on term and react more quickly to market conditions. As these CDs mature, we have allowed a portion of them to “run off” and have replaced them with longer term in market CDs.

Stockholders’ equity was $69.2 million at June 30, 2010, compared to $67.9 million at December 31, 2009. Components of the change in stockholders’ equity include net income of $2.7 million, increase in unrealized losses in other comprehensive income of $147 thousand, stock based compensation totaling $176 thousand, repurchase of stock warrants of $260 thousand, preferred stock dividend payment of $780 thousand, and common stock dividend payment of $411 thousand.

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

While we believe we have sufficient allowance for our existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future. The allowance for loan losses totaled $8.6 million at June 30, 2010 and $9.0 million June 30, 2009. The ratio of the allowance for loan losses to total loans outstanding at June 30, 2010 and 2009 was 1.55% and 1.75%, respectively.

During the second quarter of 2010 we recorded $1.5 million and during the first half of 2010 we recorded $2.8 million in provision expense, compared to $1.8 million and $2.5 million, respectively, for the same periods in 2009. Gross charge-offs for the quarter were $1.7 million and $3.7 million, year-to-date 2010, offset by recoveries of $126 thousand and $190 thousand. In 2009, gross charge-offs were $1.5 million for the quarter and $1.6 million, year-to-date, offset by recoveries of $56 thousand and $58 thousand. The table below summarizes the activity in the allowance for loans losses for the three and six month periods ending June 30, 2010 and 2009.

LOAN LOSS ALLOWANCE AND LOSS EXPERIENCE

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Balance, beginning of period	$8,650,000	$8,660,000	$9,300,000	$8,046,000
Provisions charged to operations	1,504,948	1,837,597	2,832,818	2,538,148
Loans charged-off	(1,705,563)	(1,524,009)	(3,747,511)	(1,612,093)
Recoveries	125,615	56,412	189,693	57,945

Balance, end of period	$8,575,000	$9,030,000	$8,575,000	$9,030,000

Total loans held for investment outstanding			554,796,564	515,627,252
Ratio of allowance for loan losses to total loans held for investment			1.55%	1.75%

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

Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings. Total non-performing loans as a percentage of total loans were 1.22% and 1.40% at June 30, 2010 and December 31, 2009, respectively.

We had non-performing assets totaling $8.2 million at June 30, 2010 compared to $9.7 million at December 31, 2009. Net charge-offs for the second quarter and first half of 2010 were $1.6 million and $3.6 million, respectively. Non-performing assets traditionally consist of nonaccrual loans, loans past due 90 days or more and still accruing interest, restructured loans and other real estate owned. All of these loans have been identified as impaired according to applicable GAAP for impaired loans. We have provided specific reserves for our non-performing assets in our allowance for loan loss of $991 thousand at June 30, 2010 and $1.7 million at December 31, 2009. We continue to demand a high level of credit quality on new loans.

NON-PERFORMING ASSETS

	June 30, 2010	December 31, 2009
Loans 90 days past due and still accruing	$870,375	$202,679
Nonaccrual loans	5,349,352	6,811,331
Restructured loans	538,000	538,000
Other Real Estate	1,417,086	2,115,700

Total Non-performing Assets	$8,174,813	$9,667,710

Non-performing loans to period end loans	1.22%	1.40%
Non-performing assets to period end assets	1.03%	1.40%
Allowance for loan losses to non-performing loans	126.89%	123.15%

RESTRUCTED LOANS

	June 30, 2010	December 31, 2009
Investment in restructured loans	$699,240	$699,240
Valuation allowance for restructured loans included in charged-off loans	(161,240)	(161,240)

Restructured loans included in impaired loans	$538,000	$538,000

Recoveries of charged-off balances	$13,000	$4,400

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

Cash, cash equivalents and federal funds sold totaled $39.3 million as of June 30, 2010 compared to $34.4 million as of December 31, 2009. At June 30, 2010, cash, securities classified as available for sale and federal funds sold were $47.8 million or 6.5% of total earning assets, compared to $41.5 million or 6.4% of total earning assets at December 31, 2009.

In the course of operations, due to fluctuations in loan and deposit levels, we occasionally find it necessary to purchase federal funds on a short-term basis. We maintain unsecured federal funds line arrangements with five other banks, which allow us to purchase funds totaling $32 million. These lines mature and re-price daily. At June 30, 2010 and December 31, 2009, we had $0 in federal funds purchased.

We also have access to the Federal Reserve Bank of Richmond’s discount window should a liquidity crisis occur. We have not used this facility in the past and consider it a backup source of funds.

We have lines of credit with the Federal Home Loan Bank of Atlanta (“FHLB”) that can equal up to 30% of our assets. Our primary line of credit (Primary) totaled approximately $60.7 million with $54.2 million available at June 30, 2010. This line is currently reduced by $5.0 million, which has been pledged as collateral for public deposits.

In February 2009, we negotiated an additional line of credit with FHLB which is secured by a portion of our loans held for sale (“LHFS”). We pledge these loans, which have been sold to FHLB approved investors, as collateral. In return, we are allowed to borrow up to 70% of these loans for 120 days. The investor remits the proceeds for the purchased loans directly to FHLB, which then releases the collateral pledged. At June 30, 2010, we had assets pledged totaling $81.8 million and advances outstanding totaled $59.1 million, with $22.6 million excess line available.

Borrowings outstanding under the combined FHLB lines of credit were $60.6 million at June 30, 2010 and $66.2 million at December 31, 2009. We had the following borrowing advances under our Primary line outstanding as of June 30, 2010, with the following final maturities:

Advance Amount	Expiration Date
1,525,362	September 2015

$ 1,525,362

The advance maturing in 2015 is a principal reducing credit that matures on March 28, 2015. Terms include 39 quarterly principal payments of $25 thousand beginning December 2005, with a final payment of $1.0 million in March 2015. We are utilizing this advance to match-fund several long term fixed rate loans. The interest rate for this advance is fixed at 4.96%.

Under our LHFS line we had four advances outstanding at June 30, 2010. All advances mature in July 2010 and are broken down as follows:

Advance Date	Current Balance	Original Balance
June 17, 2010	$5,110,322	$24,277,151
June 25, 2010	$15,000,000	$15,000,000
June 30, 2010	$39,000,000	$39,000,000

	$59,110,322	$78,277,151

We have no material commitments or long-term debt for capital expenditures at the report date. The only long-term debt is for funding loans.

Off-Balance Sheet Arrangements

We enter into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions recognized as of June 30, 2010 and December 31, 2009 were a line of credit to secure public funds and commitments to extend credit and standby letters of credit issued to customers. The line of credit to secure public funds was from the Federal Home Loan Bank for $5 million at June 30, 2010 and December 31, 2009.

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

Commitments to extend credit, which include rate lock commitments, amounted to $407.5 million at June 30, 2010 and $262.5 million at December 31, 2009, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

We did not have any outstanding commitments to purchase securities on June 30, 2010 or December 31, 2009.

Standby letters of credit are conditional commitments we issue guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. We had $4.2 million in outstanding standby letters of credit at June 30, 2010 and $5.3 million at December 31, 2009.

We have twenty-nine non-cancelable leases for premises. The original lease terms are from one to eighteen years and have various renewal and option dates.

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

The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the Bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. At June 30, 2010, the amount available was approximately $6.8 million. We currently pay a quarterly dividend on our series B noncumulative, perpetual preferred stock of 7.8%, or $390,000 per quarter. In addition, we paid our first common stock dividend in June 2010 of $411,287.

Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2010, the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2010, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. The Bank’s actual capital amounts and ratios are also presented in the table as of June 30, 2010 and December 31, 2009.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
	(Dollars in Thousands)
As of June 30, 2010
Total Risk-Based Capital Ratio
Consolidated company	$86,154	13.36%	$51,590	8.00%	N/A	N/A
Bank	$78,417	12.16%	$51,590	8.00%	$64,488	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)

Tier 1 Risk-Based Capital Ratio
Consolidated company	$78,085	12.11%	$25,792	4.00%	N/A	N/A
Bank	$70,349	10.91%	$25,792	4.00%	$38,689	6.00%
(Tier 1 Capital to Risk-Weighted Assets)

Tier 1 Leverage Ratio
Consolidated company	$78,085	10.38%	$30,096	4.00%	N/A	N/A
Bank	$70,349	9.35%	$30,096	4.00%	$37,620	5.00%
(Tier 1 Capital to Average Assets)

As of December 31, 2009
Total Risk-Based Capital Ratio
Consolidated company	$83,988	14.23%	$47,222	8.00%	N/A	N/A
Bank	$65,580	11.11%	$47,222	8.00%	$59,028	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)

Tier 1 Risk-Based Capital Ratio
Consolidated company	$76,585	12.97%	$23,625	4.00%	N/A	N/A
Bank	$58,177	9.85%	$23,625	4.00%	$35,438	6.00%
(Tier 1 Capital to Risk-Weighted Assets)

Tier 1 Leverage Ratio
Consolidated company	$76,585	11.52%	$26,595	4.00%	N/A	N/A
Bank	$58,177	8.75%	$26,595	4.00%	$33,244	5.00%
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

Exhibit 4.8 – 2006 Equity Incentive Plan

Exhibit 11 – Refer to EPS calculation in the Notes to Financial Statements

Exhibit 31.1 – Certification of CEO pursuant to Rule 13a-14(a)

Exhibit 31.2 – Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32.1 – Certification of CEO and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Form 8-K

Form 8-K filed May 26, 2010 to announce the Company’s quarterly dividend on preferred stock.

Form 8-K filed May 26, 2010 to announce the Company’s submission of matters to the vote of security holders.

Form 8-K filed June 18, 2010 to announce the amendment and restatement of the Company bylaws to delineate powers and authority.

Form 8-K filed July 21, 2010 to announce the Company’s results of operations and financial condition.

Form 8-K filed July 23, 2010 to announce the Company’s quarterly dividend on preferred stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH FINANCIAL HOLDINGS, INC.

/s/ Brad E. Schwartz
Brad E. Schwartz	Date: August 9, 2010
Chief Executive Officer

/s/ Lynette P. Harris.
Lynette P. Harris	Date: August 9, 2010
Executive Vice President & Chief Financial Officer