Form 10-Q
period 2010-09-30
Monarch Financial Holdings, Inc.
filed 2010-11-15
CIK 1364856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: September 30, 2010

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

The number of shares of common stock outstanding as of November 15, 2010 was 5,904,139.

MONARCH FINANCIAL HOLDINGS, INC.

FORM 10-Q

SEPTEMBER 30, 2010

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	Unaudited September 30, 2010	December 31, 2009
ASSETS:
Cash and due from banks	$14,327,051	$17,129,674
Interest bearing bank balances	6,561,111	2,541,566
Federal funds sold	3,730,120	14,680,000

Total cash and cash equivalents	24,618,282	34,351,240

Investment securities available-for-sale, at fair value	7,898,174	7,189,930
Loans held for sale	237,803,305	78,997,713

Loans held for investment, net of unearned income	561,355,402	537,700,175
Less: allowance for loan losses	(10,246,000)	(9,300,000)

Loans, net	551,109,402	528,400,175

Property and equipment, net	18,864,520	8,973,042
Restricted equity securities	8,704,150	7,019,700
Bank owned life insurance	7,264,955	7,049,552
Goodwill	775,000	775,000
Intangible assets	684,526	818,455
Other assets	18,446,353	15,994,236

Total assets	$876,168,667	$689,569,043

LIABILITIES:
Deposits:
Demand deposits - non-interest bearing	$95,830,876	$76,168,818
Demand deposits - interest bearing	29,932,243	19,670,588
Savings deposits	21,753,119	22,812,721
Money market deposits	231,369,878	157,308,562
Time deposits	296,145,329	264,078,199

Total deposits	675,031,445	540,038,888

Borrowings:
Trust preferred subordinated debt	10,000,000	10,000,000
Federal Home Loan Bank advances	111,319,690	66,158,774

Total borrowings	121,319,690	76,158,774

Other liabilities	9,287,737	5,356,227

Total liabilities	805,638,872	621,553,889

STOCKHOLDERS’ EQUITY:
Preferred stock, $5 par value, 1,185,300 shares authorized; none issued	—	—
Noncumulative perpetual preferred stock, series B, liquidation value of $20.0 million, $5 par; 800,000 shares authorized, issued and outstanding	4,000,000	4,000,000
Common stock, $5 par value; 20,000,000 shares authorized; issued and outstanding - 5,904,139 and 5,865,534 shares, respectively	29,520,695	29,327,670
Additional paid-in capital	22,381,158	22,383,274
Retained earnings	14,963,456	12,360,292
Accumulated other comprehensive loss	(456,452)	(162,939)

Total Monarch Financial Holdings, Inc. stockholders’ equity	70,408,857	67,908,297
Noncontrolling interest	120,938	106,857

Total equity	70,529,795	68,015,154

Total liabilities and stockholders’ equity	$876,168,667	$689,569,043

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (Continued)

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	3 Months Ended September 30,		9 Months Ended September 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$10,347,387	$7,960,150	$28,235,236	$23,772,474
Interest on investment securities	43,218	53,794	146,793	181,539
Interest on federal funds sold	2,959	6,728	27,242	9,987
Dividends on equity securities	30,054	41,705	77,306	80,553
Interest on other bank accounts	1,597	494	3,486	1,902

Total interest income	10,425,215	8,062,871	28,490,063	24,046,455

Interest expense:
Interest on deposits	1,827,209	2,184,747	5,592,156	7,149,718
Interest on trust preferred subordinated debt	124,200	56,158	369,900	205,216
Interest on borrowings	191,086	285,887	616,847	864,998

Total interest expense	2,142,495	2,526,792	6,578,903	8,219,932

Net interest income	8,282,720	5,536,079	21,911,160	15,826,523

Provision for loan losses	3,000,992	1,546,788	5,833,810	4,084,936

Net interest income after provision for loan losses	5,281,728	3,989,291	16,077,350	11,741,587

Non-interest income:
Mortgage banking income	16,468,250	7,975,961	35,168,266	23,902,036
Investment and insurance commissions	74,299	163,761	216,204	677,433
Service charges and fees	398,367	395,981	1,221,723	1,052,808
Other	111,826	227,653	411,525	894,015

Total noninterest income	17,052,742	8,763,356	37,017,718	26,526,292

Non-interest expenses:
Salaries and employee benefits	5,174,182	3,869,771	13,729,464	11,086,706
Commissions and incentives	9,157,535	3,519,260	18,846,202	11,268,143
Loan expense	1,606,203	1,033,829	4,082,853	2,540,723
Occupancy expenses	985,996	642,842	2,490,026	1,817,821
Furniture and equipment expenses	420,744	340,101	1,198,478	975,298
FDIC insurance	261,539	255,000	768,613	1,085,755
Marketing expense	318,456	218,972	817,704	515,072
Data processing	219,226	186,930	637,295	600,581
Professional fees	193,101	91,412	534,946	352,241
Stationary and supplies	196,789	128,418	522,629	332,878
Other	852,308	670,928	2,477,559	2,058,114

Total noninterest expenses	19,386,079	10,957,463	46,105,769	32,633,332

Income before income taxes	2,948,391	1,795,184	6,989,299	5,634,547

Income tax provision	(1,341,006)	(619,870)	(2,660,037)	(1,833,770)

Net income	1,607,385	1,175,314	4,329,262	3,800,777

Less: Net income attributable to noncontrolling interests	(95,659)	(22,532)	(144,811)	(168,132)

Net income attributable to Monarch Financial Holdings, Inc.	$1,511,726	$1,152,782	$4,184,451	$3,632,645
Preferred stock dividend and accretion of discount	(390,000)	(197,766)	(1,170,000)	(586,807)

Net income available to common stockholders	$1,121,726	$955,016	$3,014,451	$3,045,838

Basic net income per share	$0.20	$0.17	$0.53	$0.54
Diluted net income per share	$0.19	$0.17	$0.52	$0.53

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (Continued)

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Preferred	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Interest	Total
Balance - December 31, 2008	5,735,007	$28,675,035	$8,065,602	$14,481,383	$8,528,094	$27,302	$111,274	$59,888,690
Comprehensive income:
Net income for nine months ended September 30, 2009					3,632,645		168,132	3,800,777
Unrealized loss on interest rate swap						(319,473)		(319,473)
Unrealized gain on securities available-for-sale, net of reclassification adjustment and income taxes						29,033		29,033

Total comprehensive income								3,510,337

Stock-based compensation expense, net of forfeitures	(3,200)	(16,000)	227,364					211,364
Stock options exercised	61,107	305,535	(33,536)					271,999
Accretion of discount on series A cumulative perpetual preferred warrants			(29,432)	29,432				—
Cash dividend declared on series A cumulative perpetual preferred stock (5%)					(557,375)			(557,375)
Distributions to noncontrolling interests							(176,297)	(176,297)

Balance - September 30, 2009	5,792,914	$28,964,570	$8,229,998	$14,510,815	$11,603,364	$(263,138)	$103,109	$63,148,718

Balance - December 31, 2009	5,865,534	$29,327,670	$22,383,274	$4,000,000	$12,360,292	$(162,939)	$106,857	$68,015,154
Comprehensive income:
Net income for nine months ended September 30, 2010					4,184,451		144,811	4,329,262
Unrealized loss on interest rate swap net of income taxes						(358,243)		(358,243)
Unrealized gain on securities available-for-sale, net of reclassification adjustment and income taxes						64,730		64,730

Total comprehensive income								4,035,749

Stock-based compensation expense net of forfeitures and income taxes	9,500	47,500	219,666					267,166
Stock options exercised	29,105	145,525	38,218					183,743
Cash dividend declared on series B noncumulative perpetual preferred stock (7.8%)					(1,170,000)			(1,170,000)
Cash dividend declared on common stock ($0.07 per share)					(411,287)			(411,287)
Redemption of warrants on series A cumulative perpetual preferred stock			(260,000)					(260,000)
Contributions from noncontrolling interests							36,750	36,750
Distributions to noncontrolling interests							(167,480)	(167,480)

Balance - September 30, 2010	5,904,139	$29,520,695	$22,381,158	$4,000,000	$14,963,456	$(456,452)	$120,938	$70,529,795

The accompanying notes are an integral part of the consolidated financial statement.

ITEM 1. FINANCIAL STATEMENTS (Continued)

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	9 Months Ended September 30,
	2010	2009
Operating activities:
Net income attributable to Monarch Financial Holdings, Inc.	$4,184,451	$3,632,645
Adjustments to reconcile to net cash from operating activities:
Provision for loan losses	5,833,810	4,084,936
Depreciation	993,225	742,335
Accretion of discounts and amortization of premiums, net	16,551	9,878
Deferral of loan costs, net of deferred fees	288,708	(33,185)
Amortization of intangible assets	133,929	133,929
Stock-based compensation	267,166	211,364
Net income attributable to noncontrolling interests	144,811	168,132
Appreciation of bank-owned life insurance	(215,403)	(192,872)
Income from rate lock commitments	(205,864)	(934,796)
Net (gain) loss on disposition of property and equipment	777	(302,269)
Net (gain) loss on sale of other real estate	199,377	(111,366)
Amortization of deferred gain	(122,589)	(122,589)
Changes in:
Loans held for sale	(158,805,592)	(16,862,980)
Interest receivable	(255,250)	(60,611)
Other assets	(1,591,190)	2,477,144
Other liabilities	3,409,747	2,016,285

Net cash from operating activities	(145,723,336)	(5,144,020)

Investing activities:
Purchases of available-for-sale securities	(4,276,732)	(1,512,250)
Proceeds from sales and maturities of available-for-sale securities	3,650,014	1,631,191
Proceeds from sale of other real estate	2,931,265	1,267,456
Purchases of premises and equipment	(10,885,480)	(608,419)
Purchase of restricted equity securities, net of redemptions	(1,684,450)	(3,441,300)
Loan originations, net of principal repayments	(32,109,438)	(23,270,395)

Net cash from investing activities	(42,374,821)	(25,933,717)

Financing activities:
Net increase in noninterest-bearing deposits	19,662,058	5,495,015
Net increase in interest-bearing deposits	115,330,499	38,510,799
Cash dividends paid on preferred stock	(1,170,000)	(481,833)
Cash dividends paid on common stock	(411,287)	—
Net increase of FHLB advances and federal funds purchased	45,160,916	5,021,508
Contributions from noncontrolling interests	36,750	—
Distributions to noncontrolling interests	(167,480)	(176,297)
Redemption of stock warrants	(260,000)	—
Proceeds from issuance of common stock, net of issuance costs	183,743	271,999

Net cash from financing activities	178,365,199	48,641,191

CHANGE IN CASH AND CASH EQUIVALENTS	(9,732,958)	17,563,454
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	34,351,240	8,596,342

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,618,282	$26,159,796

SUPPLEMENTAL SCHEDULES AND CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and other borrowings	$6,437,064	$7,792,214
Income taxes	$1,727,988	$3,250,000
Loans transferred to foreclosed real estate during the year	$4,012,750	$1,700,158
Loans to facilitate sale of real estate	$735,057	$1,777,500

The accompanying notes are an integral part of the consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly Monarch Financial Holdings, Inc.’s financial position as of September 30, 2010; the consolidated statements of income for the three and nine months ended September 30, 2010 and 2009; the consolidated statements of changes in stockholders’ equity and comprehensive income for the nine months ended September 30, 2010 and 2009; and the consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009. These financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. The financial statements include the accounts of Monarch Financial Holdings, Inc. and its subsidiaries, and all significant intercompany accounts and transactions have been eliminated. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. Certain prior year amounts have been reclassified to conform to current year presentations.

Recent Issued Accounting Standards

On September 17, 2010, the Securities and Exchange Commission (SEC) issued Release No. 33-9144, Commission Guidance on Presentation of Liquidity and Capital Resources Disclosures in Management’s Discussion and Analysis. This interpretive release is intended to improve discussion of liquidity and capital resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to facilitate understanding by investors of the liquidity and funding risks facing the registrant. This release was issued in conjunction with a proposed rule, “Short-Term Borrowings Disclosures,” that would require public companies to disclose additional information to investors about their short-term borrowing arrangements. Release No. 33-9144 was effective on September 28, 2010. The additional disclosures required by this release have not had a material impact on our consolidated financial statements.

On September 15, 2010, the SEC issued Release No. 33-9142, Internal Control Over Financial Reporting In Exchange Act Periodic Reports of Non-Accelerated Filers. This release issued a final rule adopting amendments to its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002 (SOX), as added by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act. SOX Section 404(c) provides that Section 404(b) shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Release No. 33-9142 was effective September 21, 2010. We are a smaller reporting company and as such, SOX Section 404(b) does not apply to any audit report prepared on our consolidated financial statements.

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This update is intended to provide for disclosures that facilitate financial statement users’ evaluation of 1) the nature of credit risk inherent in the entity’s portfolio of financing receivables, 2) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and 3) the changes and reasons for those changes in the allowance for credit losses. Required disclosures include disaggregation of receivables into two levels – portfolio segment and class of financing receivable. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. Classes of financing receivables generally are a disaggregation of portfolio segment. Required disclosures on a disaggregated basis include a roll-forward of the allowance for credit losses as well as impaired, nonaccrual, restructured and past due loans, and credit quality indicators. The disclosures as of the end of the reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about the activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. We are currently evaluating the impact of this guidance on disclosures in our consolidated financial statements.

In February 2010, the FASB issued ASC 2010-09, Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements. This guidance, among other things, requires an entity that is either (a) an SEC filer or (b) a bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date that the financial statements are issued. The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. This guidance is effective for interim or annual periods ending after June 15, 2010 and did not have a material impact on our consolidated financial statements.

In March 2010, FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815) – Scope Exception Related to Embedded Credit Derivatives. This update provides clarification to the scope exceptions (ASU 815-15-15-8 through 15-9) for embedded credit derivative features related to the transfer of credit risk in the form of one financial instrument to another. The amendments address how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed under Section 815-15-25 for potential bifurcation and separate accounting. The guidance in this update was effective for the quarter beginning after June 15, 2010, and did not have a significant impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residual method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring a defined benefit obligation. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

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

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This update provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available. In such circumstances a reporting entity is required to measure fair value using one or more of the following techniques: (1) A valuation technique that uses: (a) the quoted price of the identical liability when traded as an asset; or (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of Topic 820 such as an income approach or a market approach. The guidance in this update was effective for the quarter beginning October 1, 2009, and did not have a significant impact on our consolidated financial statements.

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

In June 2007, we announced the expansion of our mortgage operations through the acquisition of a team of experienced mortgage bankers, and our mortgage division began operating as Monarch Mortgage (MM). MM originates and sells conventional, FHA, VA and VHDA residential loans and offers additional mortgage products such as construction-permanent loans for Monarch Bank’s loan portfolio. Their primary office is in Virginia Beach with additional offices in Chesapeake, Norfolk, Richmond, Midlothian, Manassas, Fairfax, Woodbridge and Reston, Virginia, Rockville, Waldorf, Crofton, Bowie, Towson and Greenbelt, Maryland and Kitty Hawk, Wilmington and Charlotte, North Carolina, and Greenwood, South Carolina.

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

In September 2010, Monarch Investment, LLC, formed Monarch Home funding, LLC, in Norfolk, Virginia. Monarch Investment, LLC, owns 51% with Danaus, LLC, owning 49% to provide residential mortgages to clients of Danaus, LLC.

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

	3 months ended September 30,		9 months ended September 30,
	2010	2009	2010	2009
Net income (numerator, basic and diluted)	$1,511,726	$1,152,782	$4,184,451	$3,632,645
Less: non-cumulative perpetual preferred dividend and accretion	(390,000)	(197,766)	(1,170,000)	(586,807)

Net income (numerator, basic and diluted)	1,121,726	955,016	3,014,451	3,045,838
Weighted average shares outstanding (denominator)	5,714,690	5,671,083	5,706,687	5,650,780

Income per common share - basic	$0.20	$0.17	$0.53	$0.54

Weighted average shares - diluted (denominator)	5,798,168	5,741,274	5,785,086	5,704,082

Income per common share - diluted	$0.19	$0.17	$0.52	$0.53

Dilutive effect- average number of shares	83,478	70,191	78,399	53,302

For the three months ended September 30, 2010 and 2009, average options to purchase 155,056 and 143,968 shares, respectively, were not included in the computation of earnings per common share, because they were anti-dilutive. Year-to-date 2010 and 2009, average options to purchase 155,056 and 160,006 shares, respectively, were not included in the computations of earnings per common share, because they were anti-dilutive.

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

The following table presents our assets and liabilities related to continuing operations, which are measured at fair value on a recurring basis for each of the fair value hierarchy levels, as of September 30, 2010 and December 31, 2009:

	Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Assets at September 30, 2010
Investment securities - available for sale	$7,898,174	$—	$7,898,174	$—
Restricted equity securities	8,704,150			8,704,150
Loans held for sale	237,803,305		237,803,305
Rate lock commitments, net	1,010,104	—	—	1,010,104

Total Assets	$255,415,733	$—	$245,701,479	$9,714,254

Derivative financial liability	$841,495	$—	$841,495	$—

Assets at December 31, 2009
Investment securities - available for sale	$7,189,930	$—	$7,189,930	$—
Restricted equity securities	7,019,700			7,019,700
Loans held for sale	78,997,713		78,997,713
Rate lock commitments, net	804,240	—	—	804,240

Total Assets	$94,011,583	$—	$86,187,643	$7,823,940

Derivative financial liability	$197,143	$—	$197,143	$—

The changes in restricted equity securities (Level 3 assets) measured at fair value on a recurring basis are summarized below as:

	2010	2009
Balance, July 1	$7,296,150	$7,019,700
Issuances and settlements, net	1,408,000	(2,950)

Balance, September 30	$8,704,150	$7,016,750

	2010	2009
Balance, January 1	$7,019,700	$3,575,450
Issuances and settlements, net	1,684,450	3,441,300

Balance, September 30	$8,704,150	$7,016,750

The changes in rate lock commitments (Level 3 assets) measured at fair value on a recurring basis are summarized below as:

	2010	2009
Balance, July 1	$698,519	$864,664
Issuances and settlements, net	(698,519)	(864,664)
Unrealized gain included in earnings	1,010,104	934,796

Balance, September 30	$1,010,104	$934,796

	2010	2009
Balance, January 1	$804,240	$645,484
Issuances and settlements, net	(804,240)	(645,484)
Unrealized gain included in earnings	1,010,104	934,796

Balance, December 31	$1,010,104	$934,796

The following table provides quantitative disclosures about the fair value measurements of our assets related to continuing operations which are measured at fair value on a nonrecurring basis as of September 30, 2010 and 2009:

	Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
At September 30, 2010
Real estate owned	$2,262,749	$—	$—	$2,262,749
Restructured and impaired loans	7,546,797	—	—	7,546,797
At December 31, 2009
Real estate owned	$2,115,700	$—	$—	$2,115,700
Restructured and impaired loans	4,669,494	—	—	4,669,494

For the three and nine months ended September 30, 2010, we recorded a loss on sale of the real estate owned of $97,381 and $199,377, respectively. For the three and nine months ended September 30, 2009, we recorded a gain on the sale of real estate owned of $94,911 and $111,366, respectively. These amounts are itemized in other noninterest income for the periods indicated.

At the time a loan secured by real estate becomes real estate owned we record the property at the lower of its carrying amount or fair value. Upon foreclosure and through liquidation, we evaluate the property’s fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. We recorded a loss of $0 and $51,955 in the three and nine months ended September 30, 2010, respectively, due to valuation adjustments on real estate owned in our consolidated statements of income. These adjustments were recorded within the financial statement caption other noninterest income for the respective period. We recorded a $24,750 a loss due to valuation adjustments on real estate owned in our consolidated statements of income in the third quarter and first nine months of 2009.

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

Fair Value of Financial Instruments

The following table presents the carrying amounts and fair value of our financial instruments at September 30, 2010 and December 31, 2009. GAAP defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than through a forced or liquidation sale for purposes of this disclosure. The carrying amounts in the table are included in the balance sheet under the indicated captions.

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$24,618,282	$24,618,282	$34,351,240	$34,351,240
Investment securities	7,898,174	7,898,174	7,189,930	7,189,930
Mortgage loans held for sale	237,803,305	237,803,305	78,997,713	78,997,713
Loans held for investment (net)	561,355,402	576,421,178	537,700,175	550,274,264
Accrued interest receivable	1,871,658	1,871,658	1,616,408	1,616,408
Restricted equity securities	8,704,150	8,704,150	7,019,700	7,019,700
Rate lock commitments, net	1,010,104	1,010,104	804,240	804,240

Financial Liabilities
Deposit liabilities	$675,031,445	$641,107,756	$540,038,888	$537,475,766
Total borrowings	121,319,690	121,114,379	76,158,774	75,538,504
Accrued interest payable	277,818	277,818	135,980	135,980
Derivative financial liability	841,495	841,495	197,143	197,143

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

The fair value of the derivative financial liability is based on the discounted cashflows using observable market inputs, reflecting market inputs of future interest rates as of the measurement date. Consideration is given to our credit risk as well as the counterparty’s credit quality in determining the fair value of the derivative.

It is not practicable to separately estimate the fair values for off-balance-sheet credit commitments, including standby letters of credit and guarantees written, due to the lack of cost-effective reliable measurement methods for these instruments.

NOTE 5. COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Components of other comprehensive income are unrealized gains and losses on available-for-sale securities and a derivative financial liability related to an interest rate swap. The following is a detail of comprehensive income for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,
	2010	2009
Net Income	$1,607,385	$1,175,314
Change in unrealized gains (losses) on securities available-for-sale, net of tax expense	4,472	20,071
Change in unrealized losses on a derivative financial liability, net of tax	(136,722)	(319,473)

Total comprehensive income	1,475,135	875,912
Less: Comprehensive income attributable to noncontrolling interests	(95,659)	(22,532)

Comprehensive income attributable to Monarch Financial Holdings, Inc.	$1,379,476	$853,380

Unrealized holding gains securities available for sale	$6,775	$30,411
Income tax expense	(2,304)	(10,340)

Net unrealized gains	$4,472	$20,071

	Nine months ended September 30,
	2010	2009
Net Income	$4,329,262	$3,800,777
Change in unrealized gains (losses) on securities available-for-sale, net of tax expense	64,730	29,033
Change in unrealized losses on a derivative financial liability, net of tax	(358,243)	(319,473)

Total comprehensive income	4,035,749	3,510,337
Less: Comprehensive income attributable to noncontrolling interests	(144,811)	(168,132)

Comprehensive income attributable to Monarch Financial Holdings, Inc.	$3,890,938	$3,342,205

Unrealized holding gains securities available for sale	$98,075	$43,989
Income tax expense	(33,346)	(14,956)

Net unrealized gains	$64,730	$29,033

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

Segment information for the three and nine months ended September 30, 2010 and 2009 is shown in the following table.

Selected Financial Information

	Commercial and Other Banking	Mortgage Banking Operations	Intersegment Eliminations	Total
Three Months Ended September 30, 2010
Net interest income after provision for loan losses	$5,281,728	$1,425,226	$(1,425,226)	$5,281,728
Noninterest income	2,085,199	17,143,391	(2,175,848)	17,052,742
Noninterest expenses	(4,518,018)	(15,541,510)	673,449	(19,386,079)

Net income before income taxes and noncontrolling interest	$2,848,909	$3,027,107	$(2,927,625)	$2,948,391

Three Months Ended September 30, 2009
Net interest income after provision for loan losses	$3,888,451	$100,840	$—	$3,989,291
Noninterest income	1,334,627	8,036,855	(608,126)	8,763,356
Noninterest expenses	(3,439,112)	(7,787,846)	269,495	(10,957,463)

Net income before income taxes and noncontrolling interest	$1,783,966	$349,849	$(338,631)	$1,795,184

Nine Months Ended September 30, 2010
Net interest income after provision for loan losses	$16,077,350	$2,621,661	$(2,621,661)	$16,077,350
Noninterest income	3,889,413	36,707,872	(3,579,567)	37,017,718
Noninterest expenses	(12,863,308)	(34,233,634)	991,173	(46,105,769)

Net income before income taxes and noncontrolling interest	$7,103,455	$5,095,899	$(5,210,055)	$6,989,299

Nine Months Ended September 30, 2009
Net interest income after provision for loan losses	$11,640,747	$100,840	$—	$11,741,587
Noninterest income	4,661,175	24,081,642	(2,216,525)	26,526,292
Noninterest expenses	(10,736,718)	(22,406,226)	509,612	(32,633,332)

Net income before income taxes and noncontrolling interest	$5,565,204	$1,776,256	$(1,706,913)	$5,634,547

Segment Assets
September 30, 2010	$875,097,865	$249,290,566	$(248,219,764)	$876,168,667
December 31, 2009	$690,323,668	$86,147,206	$(86,901,831)	$689,569,043

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets with indefinite lives are recorded at cost and are reviewed at least annually for impairment based on evidence of certain impairment indicators. Intangible assets with identifiable lives are amortized over their estimated useful lives. The intangible assets have a weighted-average useful life of seven years.

Information concerning goodwill and intangible assets is presented in the following table:

	September 30, 2010	December 31, 2009
Amortizable intangible assets	$1,250,000	$1,250,000
Accumulated amortization - intangible assets	(565,474)	(431,545)

Amortizable intangible assets, net	$684,526	$818,455

Goodwill	$775,000	$775,000

Amortization expense for intangible assets totaled $44,643 and $133,929 for each of the three and nine month periods, ending September 30, 2010 and 2009.

Estimated Amortization Expense:
For the remaining months of the year ended 12/31/10	44,643
For the year ended 12/31/11	178,572
For the year ended 12/31/12	178,572
For the year ended 12/31/13	178,572
Thereafter	104,167

$684,526

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

Our credit exposure, if any, on the interest rate swap is limited to the net favorable value (net of any collateral pledged) and interest payments of the swap by the counterparty. Conversely, when an interest rate swap is in a liability position we are required to post collateral to PNC which is evaluated monthly and adjusted based on the fair value of the hedge on the last day of the month. The fair value of this swap instrument was a liability of $841 thousand at September 30, 2010 for which our collateral requirement on September 30, 2010, was $900 thousand.

On June 15, 2010, we began participating in a “mandatory” delivery program for mortgage loans. Prior to that date we managed our interest rate risk by locking in the interest rate for each mortgage loan with our correspondent investors and borrowers at the same time, which is a “best efforts” delivery system. Under the “mandatory” delivery system, loans with interest rate locks are paired with the purchase of a notional security bearing similar attributes. Interim income or loss on the pairing of the loans and securities is recorded on our income statement. In addition the loans and the securities are matched at the time the loan is delivered to an investor and an additional gain or loss on the pairing is recorded on our income statement. At September 30, 2010 management has elected to limit our exposure to this form of delivery to $25 million. At September 30, 2010 we had gross loans of $18,698,858 paired with notional securities of $14,000,000 for net position of $4,698,858. We reported income related to our mandatory delivery program of $251 thousand during the third quarter and first nine months of 2010.

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

A summary of our significant risk factors is set forth in Part 1, Item 1A Risk Factors our 2009 Form 10-K.

Net Income

Net income for the quarter ended September 30, 2010 was $1.5 million compared to $1.2 million at September 30, 2009, an increase of $300 thousand or 31.1%. Net income for the first nine months of 2010 was $4.2 million, an increase of $600 thousand or 15.2% over $3.6 million for the same period in 2009. Basic earnings per share were $0.20 for the third quarter of 2010 and $0.53 for the first nine months of 2010, while diluted earnings per share were $0.19 and $0.52 for the same periods, respectively. Basic earnings and diluted earnings per share were $0.17 for the third quarter of 2009. For the first nine months of 2009, basic earnings per share were $0.54 and diluted earnings per share were $0.53.

Two important and commonly used measures of profitability are return on assets (net income as a percentage of average total assets) and return on equity (net income as a percentage of average stockholders’ equity). Our annualized return on assets (“ROA”) was 0.74% for the three months periods ended September 30, 2010 and 2009, and our year-to-date ROA for 2010 and 2009 was 0.75%. Our annualized return on equity (“ROE”) for the third quarter of 2010 was 8.65% compared to 7.25% in 2009. Our ROE for the first nine months of 2010 was 8.14% compared to 7.84% for the same period in 2009. Growth in net interest income for the quarter and year-to-date were the primary contributor to our improvement in ROE.

Net interest income increased $2.7 million and $6.1 million in the third quarter and first nine months of 2010, respectively, when compared to the same periods in 2009. Non-interest income increased $8.3 million in the third quarter of 2010 and $10.5 million year to date 2010, compared to 2009. Higher loan yield coupled with lower interest costs on deposits contributed to improvement in our net interest income, and higher levels of production and improved margins. Our mortgage division was the source of the increase in non-interest income.

Our provision for loan losses increased $1.5 million in the third quarter of 2010 compared to 2009 and $1.7 million in the first nine months of 2010 compared to 2009. Non-interest expense increased $8.4 million for the quarter and $13.5 million for the first nine months of 2010 compared to 2009, with the areas of greatest non-interest expense growth in mortgage commissions and incentives, salaries and benefits and loan origination expense.

Net Interest Income

Net interest income, the excess of interest income over interest expense, is a significant source of our revenue. A number of factors influence net interest income, including the interest rates earned on earning assets, and the interest rates paid to obtain funding to support the assets, the volume of interest-earning assets and interest bearing liabilities, and the mix of interest-earning assets and interest bearing liabilities,.

Interest rates have remained at a record low for an extended period, which has allowed us to realign our longer term liability costs with that of our assets. The federal funds rate that is set by the Federal Reserve Bank’s Federal Open Market Committee has been 0.25% since December 2008. For comparable periods, the Wall Street Journal Prime Rate (“WSJ”), which generally moves with the federal funds rate, was 3.25%. Historically, we were an asset sensitive company, with the majority of our loan portfolio indexed to the Wall Street Journal Prime Rate and set to re-price quickly. This asset sensitivity meant our net interest income was negatively impacted when rates declined because repricing of our liabilities lagged behind that of our assets. This extended stable, though low, rate environment has allowed us to position our balance sheet into one that is more favorable to us in the future when rates begin to rise.

We have modified the pricing and terms of both our interest earning assets and our interest bearing liabilities to better buffer our sensitivity to rising rates. The steps we have taken to neutralize this sensitivity include renegotiating the majority of our commercial and real estate loans to either short term fixed rates or to variable rates. In addition, we have re-priced deposits as they matured, moving them to lower market rate products.

Net interest income increased $2.7 million and $6.1 million in the third quarter and first nine months of 2010, respectively, compared to 2009. Interest and fees on loans are the largest component of our interest income and the area in which income growth has occurred. The yield on our loan portfolio was 5.60% in the third quarter and 5.69%, year-to-date; a 19 and 27, basis point increase, respectively, through September 30, 2010 compared to 5.41% and 5.42% for the same periods in 2009. The decrease in third quarter yield compared to our year to date yield is a result of our loan portfolio composition and trends in the market.

Our loan portfolio is comprised of two major classifications of loans: loans held for sale and loans held for investment. Loans held for sale, which are residential mortgages originated by our mortgage division and sold to investors, earn interest while on our books, but are at historic low rates. The normal holding period for these loans is approximately 35 to 45 days, and outstanding balances have increased while the yield on these balances has declined. Loans held for investment, which are primarily commercial and real estate loans, have grown $39.0 million when compared to September 2009. The average yield on loans held for investment was 5.97% for the third quarter and 5.91% for the first nine months of 2010 compared to 5.50% for the third quarter and 5.51% for the first nine months of 2009.

At September 2010, the blended cost of deposits has declined 65 basis points for the quarter and 74 basis points in the first nine months when compared to 2009. The cost of our time deposits decreased 63 basis points for the quarter and 93 basis points, year-to-date, despite a $26.4 million increase in our time deposits outstanding. Total interest expense declined $384 thousand in the third quarter and $1.6 million in the first nine months of 2010 when compared to 2009.

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

Our net interest rate spread on a tax-equivalent basis increased 89 and 83 basis points, respectively, to 4.12% and 3.95% for third quarter and first nine months of 2010, respectively, when compared to 3.23% and 3.12% for the same periods in 2009. Yield on earning assets increased 22 basis point to 5.47% from 5.25%, quarter over quarter, and 15 basis points to 5.46% from 5.31% for the first nine months of 2010 compared to 2009. The cost of interest bearing liabilities decreased 67 and 68 basis points, respectively, in the third quarter and year-to-date 2010 compared to 2009.

Bank Owned Life Insurance (BOLI) has been included in interest earning assets. We purchased $6,000,000 in BOLI during the fourth quarter of 2005. The income on BOLI is not subject to Federal Income tax, giving it a tax-effective yield of 6.11% for the third quarter and 6.10% for the first nine months of 2010 compared to 5.68% for the same periods in 2009.

In July, 2006, we added additional capital through the issuance of $10,000,000 in trust preferred securities. These securities are treated as subordinated debt and have been included in other borrowings. The cost on trust preferred securities increased to an average of 4.86% from 2.74% in the first nine months of 2010 compared to 2009.

The following tables set forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and the related income, expense and corresponding weighted average yields and costs.

NET INTEREST INCOME ANALYSIS

The following is an analysis of net interest income, on a taxable equivalent basis.

	For Three Months Periods Ended September 30,
	2010			2009
	Average Balance	Income/ Expense	Yield Rate(1)	Average Balance	Income/ Expense	Yield Rate(1)
ASSETS
Securities, at amortized cost	$8,088,165	$43,218	2.12%	$6,184,689	$53,794	3.45%
Loans, net	732,699,542	10,347,387	5.60%	583,670,884	7,960,150	5.41%
Federal funds sold	4,062,510	2,959	0.29%	10,650,097	6,728	0.25%
Dividend-earning restricted equity securities	7,366,422	30,054	1.62%	7,011,268	41,705	2.36%
Deposits in other banks	5,033,020	1,597	0.13%	2,633,699	494	0.07%
Bank owned life insurance (2)	7,219,205	111,109	6.11%	6,943,169	99,417	5.68%

Total earning assets	764,468,864	10,536,324	5.47%	617,093,806	8,162,288	5.25%

Less: Allowance for loan losses	(9,225,214)			(9,132,968)
Nonperforming loans	6,724,955			5,503,043
Total nonearning assets	48,172,377			31,883,558

Total assets	$810,140,982			$645,347,439

LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$26,415,737	$15,940	0.24%	$16,841,745	$18,523	0.44%
Regular savings	22,497,703	35,529	0.63%	28,481,562	75,794	1.06%
Money market savings	229,212,628	544,094	0.94%	115,452,210	380,778	1.31%
Certificates of deposit
$100,000 and over	83,674,710	319,866	1.52%	91,969,056	368,757	1.59%
Under $100,000	184,407,827	911,780	1.96%	184,186,666	1,340,895	2.89%

Total interest-bearing deposits	546,208,605	1,827,209	1.33%	436,931,239	2,184,747	1.98%
Borrowings	85,253,982	315,286	1.47%	59,710,683	342,045	2.27%

Total interest-bearing liabilities	631,462,587	$2,142,495	1.35%	496,641,922	$2,526,792	2.02%
Noninterest-bearing liabilities
Demand deposits	98,523,942			77,257,615
Other noninterest-bearing liabilities	10,768,332			8,368,506

Total liabilities	740,754,861			582,268,043
Stockholders’ equity	69,386,121			63,079,396

Total liabilities and stockholders’ equity	$810,140,982			$645,347,439

Net interest income (2)		$8,393,829			$5,635,496

Interest rate spread (2)(3)			4.12%			3.23%

Net interest margin (2)(4)			4.36%			3.62%

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a $37,777 adjustment for 2010 and a $33,802 adjustment for 2009.
(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.
(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

NET INTEREST INCOME ANALYSIS

The following is an analysis of net interest income, on a taxable equivalent basis.

	For Nine Months Periods Ended September 30,
	2010			2009
	Average Balance	Income/ Expense	Yield Rate(1)	Average Balance	Income/ Expense	Yield Rate(1)
ASSETS
Securities, at amortized cost	$8,223,201	$146,793	2.39%	$6,260,901	$181,539	3.88%
Loans, net	663,936,416	28,235,236	5.69%	585,918,470	23,772,474	5.42%
Federal funds sold	14,488,324	27,242	0.25%	5,340,746	9,987	0.25%
Dividend-earning restricted equity securities	7,180,865	77,306	1.44%	6,112,856	80,553	1.76%
Deposits in other banks	4,074,301	3,486	0.11%	2,470,322	1,902	0.10%
Bank owned life insurance (2)	7,148,506	326,367	6.10%	6,879,653	292,230	5.68%

Total earning assets	705,051,613	28,816,430	5.46%	612,982,948	24,338,685	5.31%

Less: Allowance for loan losses	(8,827,122)			(8,560,372)
Nonperforming loans	6,700,975			6,767,652
Total nonearning assets	46,235,668			28,960,333

Total assets	$749,161,134			$640,150,561

LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$22,117,635	$50,796	0.31%	$16,395,957	$50,504	0.41%
Regular savings	22,828,454	123,960	0.73%	29,889,357	291,155	1.30%
Money market savings	193,116,025	1,601,373	1.11%	117,604,995	1,119,478	1.27%
Certificates of deposit
$100,000 and over	87,773,888	1,042,747	1.59%	95,324,826	1,455,647	2.04%
Under $100,000	184,906,782	2,773,280	2.01%	175,835,490	4,232,934	3.22%

Total interest-bearing deposits	510,742,784	5,592,156	1.46%	435,050,625	7,149,718	2.20%
Borrowings	70,647,432	986,747	1.87%	66,245,972	1,070,214	2.16%

Total interest-bearing liabilities	581,390,216	$6,578,903	1.51%	501,296,597	$8,219,932	2.19%
Noninterest-bearing liabilities
Demand deposits	88,094,003			71,839,085
Other noninterest-bearing liabilities	10,944,099			5,047,719

Total liabilities	680,428,318			578,183,401
Stockholders’ equity	68,732,816			61,967,160

Total liabilities and stockholders’ equity	$749,161,134			$640,150,561

Net interest income (2)		$22,237,527			$16,118,753

Interest rate spread (2)(3)			3.95%			3.12%

Net interest margin (2)(4)			4.22%			3.52%

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a $110,965 adjustment for 2010 and a $99,358 adjustment for 2009.
(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.
(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

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

RECONCILIATION OF NET INTEREST INCOME

TO TAX EQUIVALENT INTEREST INCOME

Non-GAAP	3 Months Ended September 30,		9 Months Ended September 30,
	2010	2009	2010	2009
Interest income:
Total interest income	$10,425,215	$8,062,871	$28,490,063	$24,046,455
Bank owned life insurance	73,332	65,615	215,402	192,872
Tax equivalent adjustment (34% tax rate)	37,777	33,802	110,965	99,358

Adjusted income on earning assets	10,536,324	8,162,288	28,816,430	24,338,685

Interest expense:
Total interest expense	2,142,495	2,526,792	6,578,903	8,219,932

Net interest income - adjusted	$8,393,829	$5,635,496	$22,237,527	$16,118,753

Net interest income increased $2.8 million, quarter over quarter and $6.1 million in a nine month comparative. The impact of growth in the third quarter was greater than the impact of rate changes, although both increased net interest income, contributing approximately $1.5 million and $1.2 million, respectively. Growth in net interest income for the first nine months of 2010 compared to 2009 was driven more by rate changes which provided $3.5 million in additional income, than growth, which added $2.6 million to income.

Interest income from loans was the source of growth in both the third quarter and first nine months of 2010. In the third quarter increased interest income from loans added $2.4 million total, $1.9 million due to volume and $526 thousand due to rate. Year to date, loan growth has provided $4.5 million in additional income, $3.3 million due to volume and $1.2 million due to rate increase.

Reduction in the cost of interest bearing deposits provided a savings in deposit costs of $596 thousand in the third quarter and $2.2 million year to date 2010. Deposit growth has reduced this savings $238 thousand and $630 thousand for the same periods, for an overall reduction in savings costs of $358 thousand and $1.6 million, respectively.

The following table sets forth an analysis of the impact of changes in rate and volume on our interest bearing assets and liabilities for the third quarter and first nine months of 2010 compared to 2009.

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

RATE / VOLUME ANALYSIS

(in thousands)

	For the Three Months Ended September 30, 2010 vs 2009			For the Nine Months Ended September 30, 2010 vs 2009
	Interest	Change		Interest	Change
	Increase	Attributable to		Increase	Attributable to
	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Interest income
Loans:
Commercial	$967	$260	$707	$2,890	$813	$2,077
Mortgage	187	246	(59)	556	433	123
Consumer	1,233	20	1,213	1,017	(37)	1,054

Total loans	2,387	526	1,861	4,463	1,209	3,254

Securities:
Federal agencies	(8)	(22)	14	(27)	(74)	47
Mortgage-backed	(2)	(1)	(1)	(8)	(4)	(4)
Other securities	—	—	—	—	(1)	1

Total securities	(10)	(23)	13	(35)	(79)	44

Federal funds sold	(4)	1	(5)	17	—	17
Dividend-earning restricted equity securities	(12)	(14)	2	(4)	(17)	13
Deposits in other banks	1	—	1	2	—	2
Bank owned life insurance	12	8	4	34	22	12

Total interest income	$2,374	$498	$1,876	$4,477	$1,135	$3,342

Interest expense
Deposits:
Demand	$(2)	(10)	8	$—	(15)	15
Money market	163	(130)	293	482	(159)	641
Savings	(41)	(27)	(14)	(167)	(109)	(58)
Time	(478)	(429)	(49)	(1,873)	(1,905)	32

Total deposits	(358)	(596)	238	(1,558)	(2,188)	630
Borrowings	(27)	(145)	118	(83)	(151)	68

Total interest expense	(385)	(741)	356	(1,641)	(2,339)	698

Net interest income	$2,759	$1,239	$1,520	$6,118	$3,474	$2,644

Non-Interest Income

Non-interest income was $17.1 million for the third quarter of 2010, an increase of $8.3 million or 94.3% over the same period in 2009. Year-to-date 2010 non-interest income was $37.0 million, compared to $26.5 million, one year prior. Mortgage banking income continues to be the driver in non-interest income growth. Non-interest income is broken out into more detail in the following table:

NON-INTEREST INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Mortgage banking income	$16,468,250	$7,975,961	$35,168,266	$23,902,036
Investment and insurance commissions	74,299	163,761	216,204	677,433
Service charges and fees	398,367	395,981	1,221,723	1,052,808
Gain on sale of assets	—	—	—	302,269
Gain (loss) on sale of other real estate, net	(97,381)	94,911	(199,377)	111,366
Bank owned life insurance income	73,332	65,615	215,402	192,872
Title company income	118,079	42,800	347,420	248,067
Other	17,796	24,327	48,080	39,441

	$17,052,742	$8,763,356	$37,017,718	$26,526,292

Mortgage banking income represents fees from originating and selling residential mortgage loans as well as commercial mortgages through Monarch Mortgage and our wholly owned commercial mortgage banking subsidiary, Monarch Capital, LLC. The overwhelming majority of this growth has been in the area of residential mortgages. Gross mortgage banking income increased in the third quarter and first nine months of 2010 compared to 2009 due to higher production in both periods. In the third quarter of 2010 Monarch Mortgage originated 2,401 loans totaling $503.3 million, compared to 1,066 loan originations totaling $265.5 million for the same period in 2009. Through September 30, 2010, our residential mortgage operations originated 4,938 loans totaling $1.1 billion, compared to 3,470 loans totaling $904.0 million. Purchase money loans comprised roughly 59% of these loans. We anticipate that while residential mortgage rates remain low quarterly production will be high, however; based upon historic seasonal trends our gross mortgage banking income may decline slightly in the fourth quarter.

Investment and insurance commissions declined $89 thousand, quarter over quarter, and $461 thousand in the first nine months of 2010 compared to 2009, as a result of changes we have made in delivery of these products. In August 2009, we ended the joint venture we had through Monarch Investment, LLC.

Service charges and fees on deposit accounts increased $2 thousand in the quarter and $169 thousand year to date 2010 compared to the same periods in 2009. The primary components of service charges and fees are nonsufficient fund and overdraft fees and ATM transaction fees. Recent regulatory changes on the charging of fees on certain transactions have impacted fee income in the third quarter. We have an agreement with a third-party vendor to brand ATMs in Food Lion grocery stores in southeast Virginia and northeast North Carolina. In return for supplying the cash for the machines and paying the machines’ cash servicing fees, we receive a portion of the transaction surcharge, and our customers can withdraw cash from the machines without a fee or transaction surcharge. We have 11 ATMs located at our banking center sites. Combined with our third-party vendor relationship, our network includes over 50 active branded ATMs.

There were no security gains or losses in the first nine months of 2010 or 2009. In the second quarter of 2009 we sold two parcels of land on Hanbury Road, attached to our Great Bridge office for a gain of $302,269.

We sold three properties in other real estate during the third quarter of 2010 and recorded losses, net of valuation adjustments of $97 thousand, compared to four properties for the same period in 2009 with a recorded gain, net of valuation adjustments of $14 thousand. Year to date 2010, we have sold eleven properties and recorded losses, net of valuation adjustments of $199 thousand, compared to six properties with gains, net of valuation adjustments of $111 thousand in 2009.

BOLI is included in the net interest income calculation for yield analysis. We purchased $6.0 million in BOLI during the fourth quarter of 2005. The income from BOLI, which is not subject to tax, increased $8 thousand quarter-over-quarter, $23 thousand, year-to-date in 2010 compared to 2009. The tax-effective income earnings are $111 for the third quarter of 2010 compared to $99 for the same period in 2009 and $326 thousand in the first nine months of 2010 compared to $292 thousand for the same period in 2009.

Through Monarch Investment, LLC, we own a 75% interest in a title company, Real Estate Security Agency, LLC (RESA), which is being treated as a consolidated entity for accounting purposes. RESA showed an increase of income for the third quarter and first nine months of 2010 when compared to 2009 of $75 thousand and $99 thousand, respectively.

Non-interest Expense

The following table summarizes our non-interest expense for the periods indicated:

NON-INTEREST EXPENSE

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Salaries and employee benefits	$5,174,185	$3,869,771	$13,729,464	$11,086,706
Commissions and incentives	9,157,535	3,519,260	18,846,202	11,268,143
Loan origination expenses	1,606,203	1,033,829	4,082,853	2,540,723
Occupancy expenses	985,996	642,842	2,490,026	1,817,821
Furniture and equipment expense	420,744	340,101	1,198,478	975,298
FDIC Insurance	261,539	255,000	768,613	1,085,755
Marketing expense	318,456	218,972	817,704	515,072
Data processing services	219,226	186,930	637,295	600,581
Professional fees	193,101	91,412	534,946	352,241
Stationary and supplies	196,789	128,418	522,629	332,878
Telephone	180,076	121,429	434,457	327,442
Virginia Franchise Tax	126,905	116,113	369,926	328,166
Postage and shipping	106,714	70,631	289,720	188,475
Early extinguishment of debt	—	—	145,000	—
Other	438,610	362,755	1,238,456	1,214,031

	$19,386,079	$10,957,463	$46,105,769	$32,633,332

Total non-interest expenses increased $8.4 million in the third quarter of 2010, an increase of 76.9% over the same period in 2009, and $13.5 million in the first nine months of 2010, an increase of 41.3% over prior year. Excluding salaries and employee benefits and commissions and incentives, non-interest expense increased $1.5 million or 41.6% in the third quarter and $3.3 million or 31.6% in the first nine months of 2010 compared to 2009.

Employee compensation; in the form of salaries, benefits, commissions and incentives, represent an approximate 74% and 71% of non-interest expense in third quarter and first nine months of 2010 compared to 68% and 69% for the same periods in 2009. Our full time equivalent employees, at September 30, 2010 totaled 495, compared to 351 in 2009. Employee compensation growth was primarily in commissions and incentives, through our mortgage operations, but we also expanded the Bank’s sales team and added staffing for two new banking offices; in the Hilltop area of Virginia Beach and in Nags Head, NC. In addition, during the third quarter we relocated our corporate headquarters after a substantial renovation of a building purchased in the second quarter. Over fifty-five percent of our mortgage employees are paid commissions based on their production levels. Secondary increases are attributable to the following factors: 1) an increase in loan origination expense related to higher production by the bank and higher vendor expenses for Monarch Mortgage; 2) growth related increases in occupancy, equipment, and data service expenses; 3) increased marketing expense related to company newsletters and the addition of mortgage specific advertising in 2010; and 4) increased professional fees related to loan collections and our properties in other real estate.

FDIC insurance increased $7 thousand in the third quarter but is $317 thousand lower in the first nine months when compared to the same periods in 2009 due to a one-time special assessment in the second quarter of that year.

The following summary identifies, in descending order, non-interest expenses with the most significant quarter-over-quarter increase.

	Increase For the Three Months Ended September 30,		Increase For the Nine Months Ended September 30,
	Dollars	Percentage	Dollars	Percentage
Commissions and incentives	$5,638,275	160.2%	$7,578,059	67.3%
Salaries and employee benefits	1,304,414	33.7%	2,642,758	23.8%
Loan origination expenses	572,374	55.4%	1,542,130	60.7%
Occupancy expenses	343,154	53.4%	672,205	37.0%
Marketing expense	252,463	382.6%	455,611	125.8%

Income Taxes

Our income tax provision was $1.3 million for the quarter and $2.6 million for the first nine months of 2010 compared to $620 thousand and $1.8 million for the same periods, respectively, in 2009. Included in our third quarter 2010 taxes is a one-time adjustment totaling $211 thousand for previous period Maryland state taxes related to our mortgage operations in addition to estimated 2010 quarterly state taxes for Maryland, North Carolina and South Carolina of $232 thousand. The effective tax rate for the quarter was 45.5% and 38.1% for the first nine months of 2010, compare to 34.6% and 32.5% for the same periods in 2009.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Total assets were $876.2 million at September 30, 2010, a $186.6 million or 27.1% increase compared to assets of $689.6 million at December 31, 2009. On an annual basis total assets increased $224.4 million, a 34.4% increase when compared to assets of $651.8 million at September 30, 2009. The primary driver of this growth was in loans held for sale which increased $158.8 million or 201.0% to $237.8 million at September 30, 2010 compared to $79.0 million at December 31, 2009. On an annual basis loans held for sale increased $166.6 million or 233.8% compared to $71.2 million at September 30, 2009. The secondary source of asset growth was total loans held for investment which increased $23.7 million to $561.4 million as of September 30, 2010, a 4.4% increase over year-end 2009 totals of $537.7 million. On an annual basis, total loans held for investment increased $39.0 million, or 7.5%, from $522.3 million in September 2009. Property and equipment increased $9.9 million or 110.2% to $18.9 million at September 30, 2010 compared to $9.0 million at year-end 2009 and $10.6 million or a 128.6% increase over $8.3 million at September 30, 2009. Investment securities were $7.9 million at September 30, 2010 compared to $7.2 million at December 31, 2009, and $6.3 million at September 30, 2009. Cash and cash equivalents were $24.6 million, decreasing $9.7 million from $34.4 million at December 31, 2009, and $1.6 million from $26.2 million one year prior.

Loans held for sale represent mortgage loans that have been closed and are awaiting investor purchase. A majority of our mortgage loans are pre-sold and remain on our books for thirty to forty-five days. Outstanding balances are dependent on the current mortgage market and may fluctuate significantly between periods. The significant growth noted at September 30, 2010 compared to year-end 2009 and September 30, 2009 is a product of a low rate environment and higher refinanced loan volumes coupled with record production by our mortgage division.

In April 2010, we purchased a building in Chesapeake, Virginia, which was renovated and in September became our new corporate headquarters. Also in April 2010, we purchased a piece of land in the Ghent section of Norfolk, Virginia. We are currently in the construction phase of that project which, when complete, will be the new home of our existing Ghent banking office and Norfolk Monarch Mortgage headquarters. In May 2010 we opened a new office in the Hilltop area of Virginia Beach, Virginia, which is a leased location. These purchases and the renovation and furnishing of our leased location were the primary source of the increase in property and equipment.

Total liabilities were $805.6 million at September 30, 2010, an increase of $184.0 million or 29.6% over year-end 2009 liabilities of $621.6 million. Year over year total liabilities increased $217.0 million or 36.9% increase over $588.6 million at September 30, 2009. The primary source of our liability growth is our deposits. Total deposits increased $135.0 million or 25.0% to $675.0 million at September 30, 2010, when compared to $540.0 million at year-end 2009 and increased $134.9 million or 25.0% compared to $540.1 million, one year prior. Total borrowings increased $45.2 million to $121.3 million at September 30, 2010, a 59.4% increase from $76.1 million at December 31, 2009 and a $78.2 million or 181.4% increase over $43.1 million at September 30, 2009.

Non-interest bearing demand deposits increased $19.7 million over December 2009 to $95.8 million and on an annual basis $11.4 million over September 30, 2009. Interest bearing demand deposits were $29.9 million, an increase of $10.2 million and $10.7 million when compared to December 31, 2009 and September 30, 2009 totals of $19.7 million and $19.2 million, respectively. We are primarily a business bank and, as such, have focused our efforts on obtaining company operating and escrow accounts, which are demand deposit accounts. Escrow accounts ordinarily house real estate funds, which makes them sensitive to the growth of the current mortgage environment. Our focus on the business sector, coupled with the growth in business operating and escrow accounts, has resulted in significant growth in demand deposits.

Our interest bearing deposits are comprised of savings accounts, money market accounts and certificates of deposits (“CDs”). Savings accounts have declined compared to year end 2009 and on an annual basis. CDs increased $32.0 million to $296.1 million at September 30, 2010, compared to $264.1 at year-end 2009, and increased $26.4 million over prior year. Money market accounts have shown marked growth in 2010 compared to both, 2009 year-end and prior year.

Savings deposits have declined $1.1 million to $21.8 million at September 30, 2010 compared to $22.8 million at December 31, 2009 and $27.7 at September 30, 2009. This decline is the result of a change in pricing. In 2008, we introduced a multi-tiered savings product that rewarded higher balances with a higher rate which resulted in notable increases in savings balances. However, over the past year we have lowered the rates on the higher tiers and the decline, year over year, is attributable to the rate sensitivity of those clients who initially migrated to the product. Some of the decline may be attributable to migration by more rate sensitive clients to our higher yield money market product.

Total money market balances were $231.4 million at September 30, 2010, an increase of $74.1 million compared to $157.3 million at December 31, 2009. On an annual basis, money market accounts have increased $92.3 million compared to $139.1 million at September 30, 2009. Early in the recession, money market accounts had lost favor with many of our clients preferring fixed rate products such as CDs. During that time the fact that our prime money market product remained very competitive compared to our peers had little impact on the balances in that product. However, progressive improvement in consumer confidence has resulted in renewed interest in this attractive and competitive product.

CDs remain popular with clients because of the rate stability inherent in a fixed product. Core CDs which are comprised of CDs with balances of less than $100 thousand, increased $6.0 million to $185.5 million, when compared to $179.5 million at December 31, 2009. On an annual basis, core CDs have decline $323 thousand. At September 30, 2010, for classification purposes, we have included our Certificate of Deposit Account Registry Service® (“CDARS”) product in Jumbo CDs. In exchange for fully insured balances, clients in our CDARS product receive lower rates on their CDs. CDARs are non-core brokered deposits because we utilize the services of an outside network to disburse funds in insurable amounts across a large number of financial institutions in exchange for a fee. Jumbo CDs, which are CDs with balances of $100 thousand or greater, increased $26.1 million to $110.7 million at September 30, 2010 compared to $84.6 million at December 31, 2009, and $26.7 million compared to $83.9 million at September 30, 2009. All of this growth was in CDARs. We utilize our non-core brokered deposits to help fund growth in our loans held for investments.

Stockholders’ equity was $70.4 million at September 30, 2010, compared to $67.9 million at December 31, 2009. Components of the change in stockholders’ equity include net income of $4.2 million, increase in unrealized losses in other comprehensive income of $293 thousand, stock based compensation totaling $267 thousand, stock option exercises of $184 thousand, repurchase of stock warrants of $260 thousand, preferred stock dividend payment of $1.1 million, and common stock dividend payment of $411 thousand.

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

We developed a methodology to determine an allowance to absorb probable loan losses inherent in the portfolio based on evaluations of the collectability of loans, historical loss experience, peer bank loss experience, delinquency trends, environmental factors, economic conditions, portfolio composition, and specific loss estimates for loans considered substandard or doubtful. All commercial and commercial real estate loans that exhibit probable or observed credit weaknesses are subject to individual review. Based on management’s evaluation, estimated loan loss allowances are assigned to the individual loans which present a greater risk of loan loss. If necessary, reserves would be allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral and other sources of cash flow. Any reserves for impaired loans are measured based on the fair value of the underlying collateral. We evaluate the collectability of both principal and interest when assessing the need for a loss accrual. A composite allowance factor that considers our and other peer bank loss experience ratios, delinquency trends, economic conditions, and portfolio composition are applied to the total of commercial and commercial real estate loans not specifically evaluated.

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

While we believe we have sufficient allowance for our existing portfolio, there can be no assurances that an additional allowance for losses on existing loans may not be necessary in the future. The allowance for loan losses totaled $10.2 million at September 30, 2010 and $9.3 million September 30, 2009. The ratio of the allowance for loan losses to total loans held for investment was 1.83% at September 30, 2010 and 2009.

We recorded provision expense of $3.0 million during the third quarter of 2010 and $5.8 million in the first nine months of 2010 compared to $1.5 million and $4.1 million, for the same periods in 2009, respectively. Gross charge-offs for the quarter were $1.4 million and $5.1 million, year-to-date 2010, offset by recoveries of $61 thousand and $251 thousand. In 2009, gross charge-offs were $1.1 million for the quarter and $2.7 million, year-to-date, offset by recoveries of $23 thousand and $81 thousand. The table below summarizes the activity in the allowance for loans losses for the three and nine month periods ending September 30, 2010 and 2009.

LOAN LOSS ALLOWANCE AND LOSS EXPERIENCE

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Balance, beginning of period	$8,575,000	$9,030,000	$9,300,000	$8,046,000
Provisions charged to operations	3,000,992	1,546,788	5,833,810	4,084,936
Loans charged-off	(1,391,038)	(1,050,104)	(5,138,549)	(2,662,197)
Recoveries	61,046	23,316	250,739	81,261

Balance, end of period	$10,246,000	$9,550,000	$10,246,000	$9,550,000

Total loans held for investment outstanding			561,355,402	522,333,696
Ratio of allowance for loan losses to total loans held for investment			1.83%	1.83%

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

Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings. Total non-performing loans as a percentage of total loans were 1.52% and 1.40% at September 30, 2010 and December 31, 2009, respectively.

We had non-performing assets totaling $10.8 million at September 30, 2010 compared to $9.7 million at December 31, 2009. Net charge-offs for the third quarter and first nine months of 2010 were $1.3 million and $4.9 million, respectively. Non-performing assets traditionally consist of nonaccrual loans, loans past due 90 days or more and still accruing interest, restructured loans and other real estate owned. All of these loans have been identified as impaired according to applicable GAAP for impaired loans. We have provided specific reserves for our non-performing assets in our allowance for loan loss of $970 thousand at September 30, 2010 and $1.7 million at December 31, 2009. We continue to demand a high level of credit quality on new loans.

NON-PERFORMING ASSETS

	September 30, 2010	December 31, 2009
Loans 90 days past due and still accruing	$1,061,235	$202,679
Nonaccrual loans	6,958,969	6,811,331
Restructured loans	497,000	538,000
Other Real Estate	2,262,750	2,115,700

Total Non-performing Assets	$10,779,954	$9,667,710

Non-performing loans to period end loans	1.52%	1.40%
Non-performing assets to period end assets	1.23%	1.40%
Allowance for loan losses to non-performing loans	120.30%	123.15%

RESTRUCTURED LOANS

	September 30, 2010	December 31, 2009
Investment in restructured loans	$699,240	$699,240
Valuation allowance for restructured loans included in charged-off loans	(202,240)	(161,240)

Restructured loans included in impaired loans	$497,000	$538,000

Additional valuation allowance charged during the period	$(41,000)	$—
Recoveries of charged-off balances	$18,600	$4,400

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

Cash, cash equivalents and federal funds sold totaled $24.6 million as of September 30, 2010 compared to $34.4 million as of December 31, 2009. At September 30, 2010, cash, securities classified as available for sale and federal funds sold were $32.5 million or 3.9% of total earning assets, compared to $41.5 million or 6.4% of total earning assets at December 31, 2009.

In the course of operations, due to fluctuations in loan and deposit levels, we occasionally find it necessary to purchase federal funds on a short-term basis. We maintain unsecured federal funds line arrangements with five other banks, which allow us to purchase funds totaling $34.5 million. These lines mature and re-price daily. At September 30, 2010 and December 31, 2009, we had $0 in federal funds purchased.

We have access to the Federal Reserve Bank of Richmond’s discount window should a liquidity crisis occur. We have not used this facility in the past and consider it a backup source of funds.

We are also members of the Promontory Network and have access to a program through their Certificate of Deposit Account Registry Service® (“CDARS”) to use their CDARS One Way BuySM to purchase cost-effective funding without collateralization (and in lieu of generating funds through “traditional” brokered CDs or the Federal Home Loan Bank). These funds are accessed through a weekly auction. The auction typically takes place on Wednesdays, with next day settlement. There are seven maturities available ranging from 4 weeks to 5 years. If we are allotted funds in the auction, we incur no transaction fees or commissions. Although the process to compete for these deposits is different from the process for traditional brokered CDs, they are still considered brokered for Call Report purposes. These funds which are included in our Jumbo CDs are subject to discretionary limitations on volume that we normally would impose on traditional brokered deposits. Based on our “well capitalized” status, we are able to draw up to $79.1 million from this program. We had $25.0 million on our balance sheet from this program at September 30, 2010 and $0 at December 31, 2009.

We have lines of credit with the Federal Home Loan Bank of Atlanta (“FHLB”) that can equal up to 30% of our assets. Our primary line of credit (Primary) totaled approximately $65.5 million with $58.0 million available at September 30, 2010. This line is currently reduced by $6.0 million, which has been pledged as collateral for public deposits.

In February 2009, we negotiated an additional line of credit with FHLB which is secured by a portion of our loans held for sale (“LHFS”). We pledge these loans, which have been sold to FHLB approved investors, as collateral. In return, we are allowed to borrow up to 70% of these loans for 120 days. The investor remits the proceeds for the purchased loans directly to FHLB, which then releases the collateral pledged. At September 30, 2010, we had assets pledged totaling $156.9 million and advances outstanding totaled $109.8 million, with $0 excess available on the line.

Borrowings outstanding under the combined FHLB lines of credit were $111.3 million at September 30, 2010 and $66.2 million at December 31, 2009. We had the following borrowing advances under our Primary line outstanding as of September 30, 2010, with the following final maturities:

Advance Amount	Expiration Date
1,500,375	September 2015

$ 1,500,375

The advance maturing in 2015 is a principal reducing credit that matures on September 28, 2015. Terms include 39 quarterly principal payments of $25 thousand beginning December 2005, with a final payment of $1.0 million in September 2015. We are utilizing this advance to match-fund several long term fixed rate loans. The interest rate for this advance is fixed at 4.96%.

In June 2010 we repaid a $10.0 million advance from FHLB and incurred a prepayment penalty of $145 thousand. This advance, which was scheduled to mature in November 2010, bore a fixed rate of 3.97%.

Under our LHFS line we had four advances outstanding at September 30, 2010. All advances mature in December 2010 and are broken down as follows:

Advance Date	Current Balance	Original Balance
September 2, 2010	$25,988,315	$30,000,000
September 3, 2010	$7,720,000	$7,720,000
September 9, 2010	$13,500,000	$13,500,000
September 16, 2010	$14,900,000	$14,900,000
September 23, 2010	$16,517,000	$16,517,000
September 30, 2010	$31,194,000	$31,194,000

	$109,819,315	$113,831,000

We have no material commitments or long-term debt for capital expenditures at the report date. The only long-term debt is for funding loans.

Off-Balance Sheet Arrangements

We enter into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions recognized as of September 30, 2010 and December 31, 2009 were a line of credit to secure public funds and commitments to extend credit and standby letters of credit issued to customers. The line of credit to secure public funds was from the Federal Home Loan Bank for $6 million at September 30, 2010 and $5 million at December 31, 2009.

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

Commitments to extend credit, which include rate lock commitments, amounted to $461.5 million at September 30, 2010 and $262.5 million at December 31, 2009, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

We did not have any outstanding commitments to purchase securities on September 30, 2010 or December 31, 2009.

Standby letters of credit are conditional commitments we issue guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. We had $5.6 million in outstanding standby letters of credit at September 30, 2010 and $5.3 million at December 31, 2009.

We have twenty-eight non-cancelable leases for premises. The original lease terms are from one to eighteen years and have various renewal and option dates.

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

The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the Bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. At September 30, 2010, the amount available was approximately $10.1 million. We currently pay a quarterly dividend on our series B noncumulative, perpetual preferred stock of 7.8%, or $390,000 per quarter. In addition, we paid our first common stock dividend in June 2010 of $411,287. On October 25, 2010, our board announced a $0.07 per share cash dividend on our common stock, payable on November 30, 2010 to our shareholders of record as of November 10, 2010.

Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2010, the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2010, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. The Bank’s actual capital amounts and ratios are also presented in the table as of September 30, 2010 and December 31, 2009.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
	(Dollars in Thousands)
As of September 30, 2010
Total Risk-Based Capital Ratio
Consolidated company	$88,357	12.55%	$56,319	8.00%	N/A	N/A
Bank	$84,620	12.02%	$56,319	8.00%	$70,399	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)

Tier 1 Risk-Based Capital Ratio
Consolidated company	$79,527	11.29%	$28,175	4.00%	N/A	N/A
Bank	$75,790	10.76%	$28,175	4.00%	$42,262	6.00%
(Tier 1 Capital to Risk-Weighted Assets)

Tier 1 Leverage Ratio
Consolidated company	$79,527	9.85%	$32,285	4.00%	N/A	N/A
Bank	$75,790	9.39%	$32,285	4.00%	$40,357	5.00%
(Tier 1 Capital to Average Assets)

As of December 31, 2009
Total Risk-Based Capital Ratio
Consolidated company	$83,988	14.23%	$47,222	8.00%	N/A	N/A
Bank	$65,580	11.11%	$47,222	8.00%	$59,028	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)

Tier 1 Risk-Based Capital Ratio
Consolidated company	$76,585	12.97%	$23,625	4.00%	N/A	N/A
Bank	$58,177	9.85%	$23,625	4.00%	$35,438	6.00%
(Tier 1 Capital to Risk-Weighted Assets)

Tier 1 Leverage Ratio
Consolidated company	$76,585	11.52%	$26,595	4.00%	N/A	N/A
Bank	$58,177	8.75%	$26,595	4.00%	$33,244	5.00%
(Tier 1 Capital to Average Assets)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Form 8-K filed October 25, 2010 to announce the Company’s semi-annual dividend on common stock.

Form 8-K filed October 27, 2010 to announce the Company’s results of operations and financial condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH FINANCIAL HOLDINGS, INC.

/s/ Brad E. Schwartz
Brad E. Schwartz	Date:	November 15, 2010
Chief Executive Officer

/s/ Lynette P. Harris.
Lynette P. Harris	Date:	November 15, 2010
Executive Vice President & Chief Financial Officer