Form 10-Q/A
period 2010-03-31
Monarch Financial Holdings, Inc.
filed 2010-12-15
CIK 1364856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

1435 Crossways Blvd.

Chesapeake, Virginia 23320

(757) 389-5111

(Name, address, including zip code, and telephone number, including area code, of agent for service)

1101 Executive Blvd.

Chesapeake, Virginia 23320

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

The number of shares of common stock outstanding as of May 10, 2010 was 5,875,034.

EXPLANATORY NOTE

This Amendment No. 1 to the Monarch Financial Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, is being filed solely to correct certain statements made within Item 4 regarding our Financial Reporting controls. We are not amending any other part of the original Form 10-Q filed on May 11, 2010.

Except as described above, the remainder of the Form 10-Q is unchanged and does not reflect events occurring after the original filing of the Form 10-Q with the SEC on May 11, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Item 6. Exhibits

Exhibit 4.8 – 2006 Equity Incentive Plan*

Exhibit 11 – Refer to EPS calculation in the Notes to Financial Statements*

Exhibit 31.1 – Certification of CEO pursuant to Rule 13a-14(a)

Exhibit 31.2 – Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

Exhibit 32.1 – Certification of CEO and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH FINANCIAL HOLDINGS, INC.

/s/ Brad E. Schwartz
Brad E. Schwartz	Date: December 15, 2010
Chief Executive Officer

/s/ Lynette P. Harris.
Lynette P. Harris	Date: December 15, 2010
Executive Vice President & Chief Financial Officer

3