Form 10-Q/A
period 2010-06-30
Monarch Financial Holdings, Inc.
filed 2010-12-15
CIK 1364856

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

EXPLANATORY NOTE

This Amendment No. 1 to the Monarch Financial Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, is being filed solely to correct certain statements made within Item 4 regarding our Financial Reporting controls. We are not amending any other part of the original Form 10-Q filed on August 12, 2010.

Except as described above, the remainder of the Form 10-Q is unchanged and does not reflect events occurring after the original filing of the Form 10-Q with the SEC on August 12, 2010.

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

* Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH FINANCIAL HOLDINGS, INC.

/s/ Brad E. Schwartz
Brad E. Schwartz Chief Executive Officer	Date: December 15, 2010

/s/ Lynette P. Harris.
Lynette P. Harris Executive Vice President & Chief Financial Officer	Date: December 15, 2010

3