Form 10-Q/A
period 2010-09-30
Monarch Financial Holdings, Inc.
filed 2010-12-15
CIK 1364856

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

EXPLANATORY NOTE

This Amendment No. 1 to the Monarch Financial Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, is being filed solely to correct certain statements made within Item 4 regarding our Financial Reporting controls. We are not amending any other part of the original Form 10-Q filed on November 15, 2010.

Except as described above, the remainder of the Form 10-Q is unchanged and does not reflect events occurring after the original filing of the Form 10-Q with the SEC on November 15, 2010.

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