Form 10-K/A
period 2009-12-31
Monarch Financial Holdings, Inc.
filed 2011-01-26
CIK 1364856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission File No. 001-34565

MONARCH FINANCIAL HOLDINGS, INC.

[EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER]

Virginia	20-4985388
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

1101 Executive Blvd., Chesapeake, Virginia	23320
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (757) 389-5111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $5.00 par value	The Nasdaq Stock Market, LLC
7.80% Series B, Noncumulative Convertible Preferred Stock, $5.00 par value	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Not Applicable	Not Applicable

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

EXPLANATORY NOTE

This Amendment No. 1 to the Monarch Financial Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, is being filed to (i) amend the Section 302 certifications of the Chief Executive Officer and the Chief Financial Officer to include their certifications as to the Company’s internal control over financial reporting, (ii) correct certain statements made within Item 9A regarding our Financial Reporting controls, (iii) amend the list of exhibits in Item 15 to include additional exhibits, and (iv) make other immaterial amendments. We are not amending any other part of the original Form 10-K filed on March 31, 2010.

Except as described above, the remainder of the Form 10-K is unchanged and does not reflect events occurring after the original filing of the Form 10-K with the SEC on March 31, 2010.

Item 9A.	Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), which are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective.

Management’s Report On Internal Control Over Financial Reporting is incorporated herein from Item 8. of this Form 10-K.

There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Item 15.	Exhibits and Financial Statements Schedules.

(a) (1) and (2). The response to this portion of Item 15 is included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009, filed March 31, 2010.

(3). Exhibits:

((a) The following exhibits are filed on behalf of the Registrant as part of this report:

No.	Description

3.1	Articles of Incorporation of Monarch Financial Holdings, Inc., attached as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 14, 2009, incorporated by reference herein.

3.2	Form of Articles of Amendment to the Articles of Incorporation of Monarch Financial Holdings, Inc. establishing the Series B Noncumulative Convertible Perpetual Preferred Stock, attached as Exhibit 3.2 to the Registrant’s Amendment No. 2 to Form S-1, filed with the Commission on November 25, 2009, incorporated by reference herein.

3.3	Bylaws of Monarch Financial Holdings, Inc., attached as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 6, 2006, incorporated by reference herein.

4.1	Specimen of Series B Noncumulative Convertible Perpetual Preferred Stock Certificate, attached as Exhibit 4.1 to the Registrant’s Amendment No. 2 to Form S-1, filed with the Commission on November 25, 2009, incorporated by reference herein.

4.2	Form of Registration Rights Agreement, attached as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 12, 2008, incorporated by reference herein.

4.3	Form of Subscription Agreement, attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 12, 2008, incorporated by reference herein.

4.4	Junior Subordinated Debenture between Monarch Financial Holdings, Inc. and Wilmington Trust Company dated as of July 5, 2006, attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 10, 2006, incorporated by reference herein.

4.5	Rights of holders of Monarch Financial Holdings, Inc. Series B Noncumulative Convertible Perpetual Preferred Stock, attached as Exhibit 3.2 to the Registrant’s Amendment No. 2 to Form S-1, filed with the Commission on November 25, 2009, incorporated by reference herein.

10.1	Guaranty Agreement between Monarch Financial Holdings, Inc. and Wilmington Trust Company dated as of July 5, 2006, attached as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 10, 2006, incorporated by reference herein.

10.2	Amended and Restated Trust Agreement among Monarch Financial Holdings, Inc., Wilmington Trust Company, and the Administrative Trustees Named herein dated as of July 5, 2006, attached as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 10, 2006, incorporated by reference herein.

10.3	Employment Agreement entered into between Monarch Bank and William F. Rountree, Jr. attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 29, 2010, incorporated by reference herein.

10.4	Employment Agreement entered into between Monarch Bank and Brad E. Schwartz attached as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 11, 2008, incorporated by reference herein.

10.5	Employment Agreement entered into between Monarch Bank and E. Neal Crawford, Jr. attached as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 11, 2008, incorporated by reference herein.

10.6	Employment Agreement entered into between Monarch Bank and Edward O. Yoder attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 14, 2009, incorporated by reference herein.

10.7	Employment Agreement entered into between Monarch Bank and William Morrison attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 14, 2009, incorporated by reference herein.

10.8	Monarch Bank 2006 Equity Incentive Plan filed by our predecessor Monarch Bank with the Federal Reserve on March 31, 2006, incorporated by reference herein.

10.9	Form of Change in Control Agreement between Monarch Bank and each of William F. Rountree, Jr., Brad E. Schwartz and E. Neal Crawford filed by our predecessor Monarch Bank with the Federal Reserve on February 16, 2006, incorporated by reference herein.

10.10	Form of Change in Control Agreement between Monarch Bank and Edward O. Yoder, effective May 4, 2007, filed herewith.

10.11	Form of Change in Control Agreement between Monarch Bank and William T. Morrison effective May 4, 2007, filed herewith.

10.12	Letter Agreement, dated December 19, 2008, by and between Monarch Financial Holdings, Inc. and the United States Department of the Treasury attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 19, 2008, incorporated by reference herein.

10.13	Waiver by and between the Senior Executive Officers and Monarch Financial Holdings, Inc. attached as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 19, 2008, incorporated by reference herein.

10.14	Form of Letter Agreement by and between the Senior Executive Officers and Monarch Financial Holdings, Inc. attached as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 19, 2008, incorporated by reference herein.

10.15	Supplemental Executive Retirement Plan effective February 1, 2006, by and between Monarch Bank and William F. Rountree, Jr., filed by our predecessor Monarch Bank with the Federal Reserve on February 16, 2006, incorporated by reference herein.

10.16	Supplemental Executive Retirement Plan effective February 1, 2006, by and between Monarch Bank and Brad E. Schwartz, filed by our predecessor Monarch Bank with the Federal Reserve on February 16, 2006, incorporated by reference herein.

10.17	Supplemental Executive Retirement Plan effective January 1, 2008, by and between Monarch Bank and Edward O. Yoder, filed herewith.

10.18	Supplemental Executive Retirement Plan effective January 1, 2008, by and between Monarch Bank and William T. Morrison, filed herewith.

21.1	Subsidiaries of Registrant, attached as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 31, 2010, incorporated by reference herein.

31.1	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1	TARP Certification of Chief Executive Officer attached as Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 31, 2010, incorporated by reference herein.

99.2	TARP Certification of the Principal Financial Officer attached as Exhibit 99.2 to the Registrant’s Annual on Report Form 10-K, filed with the Commission on March 31, 2010, incorporated by reference herein.

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH FINANCIAL HOLDINGS, INC.
January 26, 2011

	By:	/s/ Lynette P. Harris
Executive Vice President, Secretary, Treasurer
& Chief Financial Officer
(On behalf of the Company and as principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 26, 2011.

/s/ Lawton H. Baker	January 26, 2011
Lawton H. Baker, Director

/s/ Virginia S. Cross	January 26, 2011
Virginia S. Cross, Director

/s/ Jeffrey F. Benson	January 26, 2011
Jeffrey F. Benson, Director

/s/ Joe P. Covington, Jr.	January 26, 2011
Joe P. Covington, Jr., Director

/s/ E. Neal Crawford, Jr.	January 26, 2011
E. Neal Crawford, Jr., Executive Vice President and Director

/s/ Taylor B. Grissom	January 26, 2011
Taylor B. Grissom, Director

/s/ Robert M. Oman	January 26, 2011
Robert M. Oman, Director

/s/ Elizabeth T. Patterson	January 26, 2011
Elizabeth T. Patterson, Director

/s/ William F. Rountree, Jr.	January 26, 2011
William F. Rountree, Jr., President and Director

/s/ Dwight C. Schaubach	January 26, 2011
Dwight C. Schaubach, Director

/s/ Brad E. Schwartz	January 26, 2011
Brad E. Schwartz, Director, Chief Executive Officer
(as principal executive officer)