Form 10-K
period 2010-12-31
Monarch Financial Holdings, Inc.
filed 2011-03-28
CIK 1364856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission File No. 001-34565

MONARCH FINANCIAL HOLDINGS, INC.

[EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER]

Virginia	20-4985388
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

1435 Crossways Blvd., Chesapeake, Virginia	23320
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (757) 389-5111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $5.00 par value	The Nasdaq Stock Market, LLC
7.80% Series B, Noncumulative Convertible	The Nasdaq Stock Market, LLC
Preferred Stock, $5.00 par value

Securities registered pursuant to Section 12(g) of the Act:

None.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 was approximately $45,183,000.

The number of shares of common stock outstanding as of March 28, 2011 was 5,965,339.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

MONARCH FINANCIAL HOLDINGS, INC.

FORM 10-K

PART I

Item 1.	Business.

Monarch Financial Holdings, Inc. (sometimes referred to herein as the “Company”) is a Virginia-chartered bank holding company headquartered in Chesapeake, Virginia engaged in commercial and retail banking, investment and insurance sales, and mortgage origination and brokerage. We conduct our operations through our wholly-owned subsidiary, Monarch Bank (sometimes referred to herein as the “Bank”), and its two wholly-owned subsidiaries, Monarch Investment, LLC and Monarch Capital, LLC. We also do business in some markets as OBX Bank, Monarch Mortgage and under various names via joint ventures with other partners.

We were created on June 1, 2006 through a reorganization plan, under the laws of the Commonwealth of Virginia, in which Monarch Bank became our wholly-owned subsidiary. Monarch Bank was incorporated on May 1, 1998 and opened for business on April 14, 1999 as a Virginia-chartered bank and a member of the Federal Reserve banking system. We have grown through de novo expansion, acquisition and the hiring of seasoned banking professionals in our target markets. While we have grown rapidly in recent years, our strategy has been to do so profitably and without compromising our asset quality.

Monarch Bank serves the needs of local businesses, professionals, corporate executives and individuals in the South Hampton Roads area of Southeastern Virginia and the Outer Banks region of Northeastern North Carolina. We operate nine banking offices, six residential mortgage offices and one investment services office in the cities of Chesapeake, Norfolk and Virginia Beach, Virginia. We have two full-service banking offices operating under the name “OBX Bank” and a residential mortgage office operating under the name of “OBX Bank Mortgage” in the Outer Banks region of Northeastern North Carolina in the towns of Kitty Hawk and Nags Head. We also operate twenty-one additional residential mortgage offices outside of our primary market areas.

We utilize a “Market President” approach to deliver products and services in each of our primary banking markets. We hire experienced bankers to serve in these leadership roles, and each Market President is responsible for building a strong team of bankers in their respective markets, developing and managing an advisory board of directors, managing sales and service delivery, and integrating our other lines of business in their communities. We believe this approach allows us to expand into new markets with fewer banking office locations and achieve profitability earlier than by utilizing the traditional banking model of opening a banking office and then looking for bankers to staff the location.

Our current capitalization enables us to provide loans in amounts that are responsive to the credit needs of a large portion of our targeted market segments. Our board of directors believes our capitalization supports current growth levels in loans and deposits.

Commercial and Other Banking

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

Our Real Estate Finance Group has been a core line of business since our opening. This group supports the delivery of residential real estate construction, acquisition and development loans, with the majority of its focus in the 1-4 family residential markets of Hampton Roads and Northeastern North Carolina. This group supports this type of banking in all of our current markets.

We recently added a Commercial Real Estate Finance Group to specialize in underwriting, and either lending for our balance sheet or brokering for others, commercial real estate loans. Non-owner occupied and income producing real estate loans require a specialized approach to underwriting, structuring, and pricing. We formed this group to ensure proper risk management and customer relationships are retained with those clients that expect an experienced and well equipped banking platform. Our Commercial Real Estate Finance Group supports this type of banking in all our markets.

Our Private Banking / Cash Management Group support our deposit gathering and service operations, along with the delivery of consumer lending. Our dedicated cash management specialists focus on the acquisition, support and delivery of deposit products and services to our business banking clients. They deliver cash management services for small and moderate size businesses in all our markets. We offer a full range of deposit services including checking accounts, savings accounts and time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. Consumer loans include home equity lines of credit, professional lines of credit, secured and unsecured loans for financing automobiles, home improvements, education and personal investments.

Other services offered by us include investment advisory services, insurance sales, safe deposit boxes, cash management services, check and bankcard services, direct deposit of payroll and social security checks and automatic drafts for various accounts. We offer our clients access to their accounts and our banking services utilizing traditional in-office transactions as well as internet banking, remote deposit capture, and online cash management, and through more than 50 automated teller machines (ATMs) located throughout South Hampton Roads and Northeastern North Carolina.

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

Mortgage Banking

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

Mortgage originations and sales have become a major source of revenue and net income for the company since the formation of Monarch Mortgage in 2007, with significant growth in 2008 through 2010 due to a low interest rate environment coupled with government stimulus to the mortgage marketplace. We manage the majority of our interest rate risk by locking in the interest rate for each mortgage loan with our correspondents and borrowers at the same time. A small portion of our mortgage loans are included in a mandatory delivery program which utilizes pairing of agency securities with pool of loans to manage interest rate risk.

As a mortgage lender, Monarch Mortgage underwrites mortgage loans for our clients to be sold in the secondary market or booked on our balance sheet. Monarch Mortgage currently has offices with locations in Chesapeake, Norfolk and Virginia Beach, Manassas, Fairfax, Richmond, Reston, Woodbridge, Midlothian and Fredericksburg, Virginia; Rockville, Bowie, Crofton, Gaithersburg, Greenbelt, Towson and Waldorf, Maryland; Charlotte, Wilmington and Kitty Hawk, North Carolina; and Greenwood, South Carolina. Monarch Mortgage originates and sells loans under two different financial models. All the offices in Maryland, and the majority of the offices in Northern Virginia, North Carolina and South Carolina, operate as fee-based offices, with each office paying a per loan processing fee with the net income or loss of each office the responsibility of each office’s manager or management team. The fee-based offices allow Monarch Mortgage to attract quality entrepreneurial leaders focused on their bottom line. The loan fees from these operations lower the cost basis and breakeven volume for the Virginia operations while reducing the downside risk of startup and operating losses. The remaining Virginia and OBX Bank mortgage offices are traditional operations with the profits and losses accruing to Monarch Mortgage.

Monarch Capital, LLC, a wholly-owned subsidiary of Monarch Bank formed in 2004, provides commercial mortgage brokerage services in the placement of primarily long-term fixed-rate debt for the commercial, hospitality, and multi-family housing markets.

Monarch Investment, LLC also delivers mortgages and mortgage related services through other subsidiaries or investments as follows:

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

•

Regional Home Mortgage, LLC was formed in March 2010 and is 51% owned by Monarch Investment, LLC. This is a joint venture with a residential real estate brokerage firm in Hampton Roads, Virginia. Its primary mission is to provide residential mortgage loan services for their clients and other consumers. All loans are processed and underwritten by Monarch Mortgage.

•

Monarch Home Funding, LLC was formed in September 2010 and is 51% owned by Monarch Investment, LLC. This is a joint venture with a local real estate marketing and sales company. Its primary mission is to provide residential mortgage loan services for the company’s clients and other consumers. All loans are processed and underwritten by Monarch Mortgage.

Our Market Areas

Commercial and Other Banking

We operate in the Virginia Beach-Norfolk-Newport News, VA-NC MSA, more commonly known as Greater Hampton Roads. The Greater Hampton Roads area includes the cities of Virginia Beach, Norfolk, Newport News, Chesapeake, Hampton, Portsmouth and Suffolk, and is the 2nd largest MSA in Virginia and the 5th largest MSA in the Southeast with a population of approximately 1.7 million people as of July 2009. Greater Hampton Roads has a diversified economy that includes military, tourism, government, education, shipping, healthcare and professional services which has resulted in lower unemployment rates when compared to the overall United States. As of December 2010, the unemployment rate for the Greater Hampton Roads area was 6.7% compared to 9.4% for the U.S. on December 2009, the unemployment rate for the Greater Hampton Roads area was 6.9% compared to 9.7% for the U.S.

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

•

Chesapeake – Chesapeake’s population was 219,960 as of July 1, 2009. It is one of the 100 largest cities in the United States and the third largest city in the Commonwealth of Virginia. Chesapeake has a median household income of $64 thousand and it is projected to increase 7.0% to $68 thousand over the next five years. Chesapeake’s major industries include manufacturing, maritime and military related industries, oil and petroleum businesses, and an increasing number of back office service and support centers. Our headquarters is located in Chesapeake, in addition to two banking offices, one investment office and two mortgage offices.

•

Virginia Beach – with a population of 424,412 as of July 1, 2009, is the most populous city in Virginia and the 42nd largest city in the United States. Virginia Beach’s median household income was $66 thousand. Virginia Beach’s major industries include tourism, retail and wholesale trade, light manufacturing and military related industries. Virginia Beach demographics make it an attractive market for banking services.

We operate five banking offices and two mortgage offices in the Hilltop, Kempsville, Lynnhaven, Oceanfront and Town Center areas of Virginia Beach.

•

Norfolk – with a population of 237,764 as of July 1, 2009, is a cultural, industrial, business and medical center and hosts the area’s international airport. Norfolk’s median household income is $40 thousand. We operate two banking offices and two mortgage offices in the city of Norfolk.

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

Mortgage Banking

Our mortgage offices outside of the Hampton Roads and Outer Banks markets are all located for the convenient delivery and sales of residential mortgage loans. We have additional mortgage offices in Towson, Rockville (2), Greenbelt, Crofton, Bowie, and Waldorf, Maryland; Charlotte (2) and Wilmington (2), North Carolina; Richmond, Midlothian, Reston, Fairfax, Fredericksburg and Manassas, Virginia.

Employees

As of February 15, 2011, the Company and its subsidiaries had five hundred, thirteen (513) full-time and fourteen (14) part-time employees. None of our employees are represented by any collective bargaining agreements, and relations with employees are considered excellent.

Commercial and Other Banking Lending Activities

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

Construction and Development Lending

We make construction loans, primarily residential, and land acquisition and development loans. The construction loans are secured by residential houses under construction and the underlying land for which the loan was obtained. The average life of a construction loan is typically less than 12 months. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or home under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, we generally limit loan amounts to 75% to 85% of appraised value, in addition to analyzing the creditworthiness of our borrowers. We also obtain a first lien on the property as security for our construction loans and typically require personal guarantees from the borrower’s principal owners.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate in our market area, including multi-family residential buildings, commercial buildings and offices, shopping centers and churches. Commercial real estate lending entails significant additional risks, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy in general. Our commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation. We also evaluate the location of the property and typically require personal guarantees or endorsements of the borrower’s principal owners.

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

Mortgage Banking Lending Activities

Through our mortgage division Monarch Mortgage, for our own portfolio, we offer mortgages and construction loans to individual borrowers. Mortgages typically have initial resets in five years or less and are structured for a potential later sale on the secondary market. Our construction permanent loan program offers individual clients, typically working with a custom builder, a residential construction loan with the ability to sell the loan on the secondary market once complete through a Monarch Mortgage loan. All other residential mortgage loans originated by Monarch Mortgage are sold to investors on the secondary market.

Competition

Commercial and Other Banking

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

Competition in our target market area for loans to businesses, professionals and consumers is very strong. Many of our competitors have substantially greater resources and lending limits than us and offer certain services, such as extensive and established banking office networks and other services that we cannot provide. Moreover, larger institutions operating in the South Hampton Roads have access to borrowed funds at a lower cost than us. Several community banks are headquartered in our trade areas. Several regional and super-regional banks, as well as a number of large credit unions, also have offices in our market area. Competition among institutions for deposits in the area remains strong.

Factors affecting the competition for bank loans and deposits are interest rates and terms offered, the number and location of banking offices and types of products offered, as well as the reputation of the institution. The advantages we have over our competition include experienced and dedicated employees, our Market President structure, long-term customer relationships, strong historical financial performance, a commitment to excellent customer service, experienced management and directors, and the support and involvement in the communities that we serve. We focus on providing products and services to individuals, professionals, and small to medium-sized businesses within our communities. According to FDIC deposit data as of June 30, 2010, Monarch Bank was ranked 9th in deposit market share with 3.25% of the $20 billion in deposits in the Greater Hampton Roads market. OBX Bank was ranked 7th in deposit market share with 5.5% of the $1.1 billion in deposits in the Outer Banks market. The top five banks in our markets together control 81.0% of the total deposits in the Greater Hampton Roads market and 77% of the total deposits in the Outer Banks, providing us with ample opportunity to continue to grow our market share.

Mortgage Banking

Factors affecting competition for our mortgage banking operations are our status as a mortgage lender as opposed to being a mortgage broker, the number and location of mortgage offices and types of loan programs offered, as well as the reputation of the company and our mortgage loan officers. Our advantages over the competition include experienced and dedicated employees, long-term customer and referral relationships, local and experienced underwriting, a commitment to excellent customer service, experienced management, and the support and involvement in the communities that we serve. We focus on residential mortgage loan origination and placement in the secondary market.

Supervision and Regulation

General

As a financial holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Federal Reserve. Other federal and state laws govern the activities of our bank subsidiary, Monarch Bank, including the activities in which it may engage, the investments that it makes, the aggregate amount of loans that it may grant to one borrower, and the dividends it may declare and pay to us. Monarch Bank is also subject to various consumer and compliance laws. As a state-chartered bank, Monarch Bank is primarily subject to regulation, supervision and examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission and the Federal Reserve Board of Richmond. Monarch Bank also is subject to regulation, supervision and examination by the FDIC.

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

Dodd-Frank Act

In July 2010, the Dodd-Frank Act was signed into law, incorporating numerous financial institution regulatory reforms. Many of these reforms will be implemented over the course of 2011 and beyond through regulations to be adopted by various federal banking and securities regulatory agencies. The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its provisions do not directly impact community-based institutions like the Bank. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Bank either because of exemptions for institutions below a certain asset size or because of the nature of the Bank’s operations. Provisions that could impact the Bank include the following:

•

FDIC Assessments. The Dodd-Frank Act changes the assessment base for federal deposit insurance from the amount of insured deposits to average consolidated total assets less its average tangible equity. In addition, it increases the minimum size of the Deposit Insurance Fund (“DIF”) and eliminates its ceiling, with the burden of the increase in the minimum size on institutions with more than $10 billion in assets.

•

Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 limit for federal deposit insurance and provides unlimited federal deposit insurance until December 31, 2012 for non-interest-bearing demand transaction accounts at all insured depository institutions.

•

Interest on Demand Deposits. The Dodd- Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits, including business transaction and other accounts.

•

Interchange Fees. The Dodd-Frank Act requires the Federal Reserve to set a cap on debit card interchange fees charged to retailers. While banks with less than $10 billion in assets, such as the Bank, are exempted from this measure, it is likely that, if this measure is implemented, all banks could be forced by market pressures to lower their interchange fees or face potential rejection of their cards by retailers.

•

Consumer Financial Protection Bureau. The Dodd-Frank Act centralizes responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing federal consumer protection laws, although banks below $10 billion in assets will continue to be examined and supervised for compliance with these laws by their federal bank regulator.

•

Mortgage Lending. New requirements are imposed on mortgage lending, including new minimum underwriting standards, prohibitions on certain yield-spread compensation to mortgage originators, special consumer protections for mortgage loans that do not meet certain provision qualifications, prohibitions and limitations on certain mortgage terms and various new mandated disclosures to mortgage borrowers.

•

Holding Company Capital Levels. Bank regulators are required to establish minimum capital levels for holding companies that are at least as stringent as those currently applicable to banks. In addition, all trust preferred securities issued after May 19, 2010 will be counted as Tier 2 capital.

•

De Novo Interstate Branching. National and state banks are permitted to establish de novo interstate branches outside of their home state, and bank holding companies and banks must be well-capitalized and well managed in order to acquire banks located outside their home state.

•

Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

•

Transactions with Insiders. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

•

Corporate Governance. The Dodd-Frank Act includes corporate governance revisions that apply to all public companies, not just financial institutions, including with regard to executive compensation and proxy access to shareholders.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, and their impact on the Company or the financial industry is difficult to predict before such regulations are adopted.

Regarding capital requirements…

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, which may result in more stringent capital requirements. Under the Collins Amendment to the Dodd-Frank Act, federal regulators have been directed to establish minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis. These minimum requirements can’t be less than the generally applicable leverage and risk-based capital requirements established for insured depository institutions nor quantitatively lower than the leverage and risk-based capital requirements established for insured depository institutions that were in effect as of July 21, 2010. These requirements in effect create capital level floors for bank holding companies similar to those in place currently for insured depository institutions. The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2013. Accordingly, our trust preferred securities will continue to qualify as Tier 1 capital.

Regarding FDIC insurance and assessments…

The FDIC is required to maintain a designated minimum ratio of the DIF to insured deposits in the United States. In July 2010, the Dodd Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”) was signed into law. The Financial Reform Act requires the FDIC to assess insured depository institutions to achieve a DIF ratio of at least 1.35 percent by September 30, 2020. The FDIC has recently adopted new regulations that establish a long-term target DIF ratio of greater than two percent. As a result of the ongoing instability in the economy and the failure of other U.S. depository institutions, the DIF ratio is currently below the required targets and the FDIC has adopted a restoration plan that will result in substantially higher deposit insurance assessments for all depository institutions over the coming years. Deposit insurance assessment rates are subject to change by the FDIC and will be impacted by the overall economy and the stability of the banking industry as a whole.

Pursuant to the Financial Reform Act, FDIC insurance coverage limits were permanently increased to $250,000 per customer. The Financial Reform Act also provides for unlimited FDIC insurance coverage for noninterest-bearing demand deposit accounts for a two year period beginning on December 31, 2010 and ending on December 31, 2010.

The Financial Reform Act also changed the methodology for calculating deposit insurance assessments by changing the assessment base from the amount of an insured depository institution’s domestic deposits to its total assets minus tangible equity. On February 7, 2011, the FDIC issued a new regulation implementing revisions to the assessment system mandated by the Financial Reform Act. The new regulation will be effective April 1, 2011 and will be reflected in the June 30, 2011 FDIC fund balance and the invoices for assessments due September 30, 2011. As a result of the new regulations, we expect to incur annual deposit insurance assessments that are lower than before the regulation. While the burden on replenishing the DIF will be placed primarily on institutions with assets of greater than $10 billion, any future increases in required deposit insurance premiums or other bank industry fees could have a significant adverse impact on our financial condition and results of operations.

Regarding transactions with insiders…

The Dodd-Frank Act also provides that banks may not “purchase an asset from, or sell an asset to” a bank insider (or their related interests) unless (i) the transaction is conducted on market terms between the parties, and (ii) if the proposed transaction represents more than 10 percent of the capital stock and surplus of the bank, it has been approved in advance by a majority of the bank’s non-interested directors.

Regarding debit card interchange fees…

One provision of the Financial Reform Act requires the Federal Reserve to set a cap on debit card interchange fees charged to retailers. In December 2010, the Federal Reserve proposed capping the fee at 12 cents per debit card transaction, which is well below the average that banks currently charge. While banks with less than $10 billion in assets (such as the Bank) are exempted from this measure, as a practical matter we expect that, if this measure is implemented, all banks could be forced by market pressures to lower their interchange fees or face potential rejection of their cards by retailers. As a result, our debit card revenue could be adversely impacted if the interchange cap is implemented.

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

Federal Deposit Insurance Corporation

Our deposits are insured by the Deposit Insurance Fund, as administered by the FDIC, to the maximum amount permitted by law. Emergency Economic Stabilization Act of 2008 (“EESA”), as amended by the Helping Families Save Their Homes Act of 2009, temporarily increased the limit on FDIC coverage to $250 thousand for all accounts through December 31, 2013. Additionally, on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, the Secretary of the Treasury signed the systemic risk exception to the FDI Act, enabling the FDIC to establish its Temporary Liquidity Guarantee Program (“TLGP”). Under the transaction account guarantee program of the TLGP, the FDIC fully guaranteed, until June 30, 2010 but later extended until December 31, 2010, all non-interest bearing transaction accounts, including NOW accounts with interest rates of 0.5 percent or less and IOLTAs (lawyer trust accounts). The TLGP also guaranteed all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009 with a stated maturity greater than 30 days.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). Section 335 of the Dodd-Frank Act made permanent the standard maximum deposit insurance (“SMDI”) coverage of $250,000. On November 15, 2010 the FDIC published a final rule to implement Section 343 of the Dodd-Frank Act (“Section 343”). Section 343 amended the deposit insurance provisions of the Federal Deposit Insurance Act (“FDI Act”) to provide temporary unlimited and separate insurance coverage for noninterest-bearing transaction accounts, defined as “a deposit or account maintained at an insured institution with respect to which interest is neither accrued nor paid”. On December 29, 2010, the FDIC adopted a final rule amending the FDI Act to extend the temporary unlimited deposit insurance to Interest on Lawyers Trust Accounts (“IOLTAs”) for two years starting December 31, 2010.

On February 7, 2010 the FDIC issued a final rule to implement revisions to the FDI Act made by the Dodd-Frank Act by modifying the definition of an institution’s deposit insurance assessment base; to change the assessment rate adjustments; to revise the deposit insurance assessment rate schedules in light of the new assessment base and altered adjustments and to revise the large insured depository institution assessment system to better differentiate for risk and better take into account losses from large institution failures. The final rule will take effect for the quarter beginning April 1, 2011, and will be reflected in the June 30, 2011 fund balance and the invoices for assessments due September 30, 2011. This rule is expected to reduce the assessments of smaller banks like Monarch Bank. On November 17, 2009 the FDIC had amended it regulations requiring all insured institutions, including Monarch Bank, to prepay their FDIC premiums for the fourth quarter of 2009 and all of 2010 through 2012. The prepaid assessments for these periods were collected on December 31, 2009. This represented a charge of approximately $3.5 million with $3.2 million to be spread over the next three years. At December 31, 2010, approximately $2.3 million of this prepayment remained. It is not clear at this time, how the newly issued final rule will impact the accuracy of our prepaid assessment.

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

The Sarbanes-Oxley Act addresses, among other matters, audit committees, certification of financial statements by the chief executive officer and the chief financial officer, the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the 12-month period following initial publication of any financial statements that later require restatement, a prohibition on insider trading during pension plan blackout periods, disclosure of off-balance sheet transactions, a prohibition on personal loans to directors and officers (subject to certain exceptions for public companies that are financial institutions, like us), disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code, “real time” filing of periodic reports, the public accounting oversight board, auditor independence, and various increased criminal penalties for violations of securities laws.

So long as we remain a small reporting company, we were not required to comply with the Sarbanes-Oxley Act Section 404(b) reporting requirements for auditor attestation.

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

Our profitability depends in substantial part on our net interest margin, which is the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Our net interest margin depends on many factors that are partly or completely outside of our control, including competition, monetary and fiscal policies, and economic conditions generally. Our net interest margin is impacted when the Federal Reserve increases or decreases, due to our loan and deposit maturities and structure. We anticipate that our profitability will continue to hold in the current rate environment by our ability to control the costs of deposits and other borrowings which are used to fund loans. We try to minimize our exposure to interest rate risk, but we are unable to completely eliminate this risk.

Changes in our delivery method for loans held for sale may impact profitability.

We manage the majority of our interest rate risk by locking in the interest rate for each mortgage loan with our correspondents (investors) and borrowers at the same time, which is a “best efforts” delivery system. In 2010 we changed our delivery system on a small portion of our mortgage loans to incorporate a “mandatory delivery” process. Under the mandatory delivery system the interest rate risk associated with a rate lock on a mortgage loan shifts from the investor back to our Company. Therefore, to the extent we adopt the mandatory delivery system our interest income could be adversely impacted if mortgage rates were to become volatile.

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

Our long-term goal is to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period so that we may reasonably predict our net interest margin; however, interest rate fluctuations, loan prepayments, loan production and deposit flows are constantly changing and influence our ability to maintain this neutral position. Generally speaking, our earnings will be more sensitive to fluctuations in interest rates the greater the variance in the volume of assets and liabilities that mature or re-price in any period. The extent and duration of the sensitivity will depend on the cumulative variance over time, the velocity and direction of interest rates, and whether we are more asset sensitive or liability sensitive. Accordingly, we may not be successful in maintaining this neutral position and, as a result, our net interest margin may suffer, which will negatively impact our earnings. Based on our asset and liability position at December 31, 2010, a rise or decline in interest rates would have limited impact on our net interest income in the short term

We rely heavily on our management team and the unexpected loss of any of those personnel could adversely affect our operations; we depend on our ability to attract and retain key personnel.

We are a client-focused and relationship-driven organization. We expect our future growth to be driven in a large part by the relationships maintained with our clients by our executive and senior lending officers. We have entered into an employment agreement with Mr. Schwartz, Chief Executive Officer of the Company and Monarch Bank, Mr. Rountree, President of the Company, E. Neal Crawford, Jr., Executive Vice President of the Company and

President of Monarch Bank, Edward O. Yoder, President of Monarch Mortgage, and William T. Morrison, Executive Vice President and Chief Operating Officer of Monarch Mortgage. The existence of such agreements, however, does not necessarily ensure that we will be able to continue to retain their services. Several other members of management currently have employment agreements to retain their services. The unexpected loss of key employees could have a material adverse effect on our business and possibly result in reduced revenues and earnings. Mr. Rountree has been treated for the past 19 years for various types of cancer, and he continues treatment and monitoring.

Also, our anticipated growth and success, in large part, will be due to the services provided by our mortgage banking officers and the employees of our residential mortgage division. The loss of services of one or more of these persons could have a material adverse effect on our operations, and our business could suffer. With the exception of Mr. Yoder and Mr. Morrison, our mortgage loan originators are not a party to any employment agreement with us, and they could terminate their employment with us at any time and for any reason.

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

Our mortgage banking division, Monarch Mortgage, has provided a significant portion of our consolidated revenue and maintaining our revenue stream in this segment is dependent upon our ability to originate loans and sell them to investors. Mortgage loan production levels are sensitive to changes in economic conditions and can suffer from decreased economic activity, a slowdown in the housing market or higher interest rates. Generally, any sustained period of decreased economic activity or higher interest rates could adversely affect Monarch Mortgage’s mortgage originations and, consequently, reduce its income from mortgage lending activities. In addition, new legislation could adversely affect its operations.

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

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. As of December 31, 2010, $469.2 million, or 85.3% of our loans held for investment were secured by real estate (both residential and commercial). A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our clients’ ability to pay these loans, which in turn could negatively impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

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

We may not be able to successfully implement our growth strategy if we are unable to identify attractive markets, locations or opportunities to expand in the future. Our ability to manage our growth successfully also will depend on whether we can maintain capital levels adequate to support our growth; maintain cost controls and asset quality and successfully integrate any new banking offices into our organization.

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

Dramatic declines in the housing market over the past years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of all types of loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced or ceased providing funding to borrowers. This tightening of credit has led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

Recent levels of market volatility were unprecedented.

During 2008 and 2009 the capital and credit markets experienced unprecedented volatility and disruption. In some cases, the markets produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If recent levels of market disruption and volatility return, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

Recent legislative regulatory initiatives to address difficult market and economic conditions could adversely affect us.

Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Other changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts to businesses were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits to compete for clients. We do not yet know what interest rates other institutions may offer. Our interest expense may increase and our net interest margin may decrease if we begin paying interest on demand deposits to attract additional clients or to maintain current clients, which could have a material adverse effect on our business, financial condition and results of operations.

Our directors and executive officers own our common stock, and their interests may conflict with those of our other shareholders.

As of March 1, 2010, our directors and executive officers beneficially owned approximately 990,327 shares or 15.91% of our common stock. Accordingly, such persons will be in a position to exercise substantial influence over our affairs and may impede the acquisition of control by a third party. We cannot assure investors that the interests of our directors and executive officers will always align precisely with the interests of the holders of our common stock.

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

We are limited in the amount we can lend to a single borrower by the amount of our capital. Generally, under current law, we may lend up to 15% of the unimpaired capital and surplus, of Monarch Bank, to any one borrower. As of December 31, 2010, we were allowed to lend approximately $13.0 million to any one borrower and maintained an in-house limit of $10.0 million to any one borrower. This amount is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We can accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not efficient or always available. We may not be able to attract or maintain clients seeking larger loans or may not be able to sell participations in such loans on terms we consider favorable.

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

Compliance with the Recently Enacted Dodd-Frank Act Will Increase Our Regulatory Compliance Burdens, and May Increase Our Operating Costs and/or Adversely Impact Our Earnings and/or Capital Ratios.

On July 21, 2010, President Obama signed the Dodd-Frank Act, which represents a significant overhaul of many aspects of the regulation of the financial services industry. Among other things, the Dodd-Frank Act creates a new federal Consumer Financial Protection Bureau (“CFPB”), tightens capital standards, imposes clearing and margining requirements on many derivatives activities, and generally increases oversight and regulation of financial institutions and financial activities.

In addition to the self-implementing provisions of the statute, the Dodd-Frank Act calls for over 200 administrative rulemakings by numerous federal agencies to implement various parts of the legislation. While some rules have been finalized and/or issued in proposed form, many have yet to be proposed. It not possible at this time to predict when all such additional rules will be issued or finalized, and what the content of such rules will be. We will have to apply resources to ensure that we are in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings and/or capital.

The Dodd-Frank Act and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and/or our ability to conduct business.

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

Corporate Headquarters

1435 Crossways Blvd., Chesapeake, VA (owned)

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

4216 Virginia Beach Boulevard, Virginia Beach, VA (leased)

5225 Providence Road, Virginia Beach, VA (leased)

318 W. 21st Street, Norfolk, VA (leased)

150 Boush Street, Norfolk, Suite 100, VA (leased)

1635 Laskin Road, Virginia Beach, VA (leased)

OBX Bank Offices

3708 North Croatan Highway, Kitty Hawk, NC (leased)

2525 South Croatan Highway, Nags Head, NC (land leased, building owned)

Monarch Mortgage Offices

2809 S. Lynnhaven Road, Suite 200, Virginia Beach, VA (leased) (headquarters)

750 Volvo Parkway, Chesapeake, VA (land leased, building owned)

4035 Ridge Top Road, Suite 250, Fairfax, VA (leased)

1320 Central Park Blvd, Suite 214 and 215, Fredericksburg, VA (leased)

10611 Balls Ford Road, Suite 130, Manassas, VA (leased)

14700 Village Square Place, Midlothian, VA (leased)

318 W. 21st Street, Norfolk, VA (leased)

1801 Robert Fulton Drive, Suite 570, Reston, VA (leased)

1801 Bayberry Court, Suite 201, Richmond, VA (leased)

12700 Black Forest Lane, Suite 205, Woodbridge, VA (leased)

4201 Northview Drive, Bowie, MD (leased)

2138 Priest Bridge Court, Suite 7, Crofton, MD (leased)

3150 West Ward Road, Suites 401 and 402, Dunkirk, MD (leased)

6301 Ivy Lane, Suite 206, Greenbelt, MD (leased)

600 Jefferson Plaza, Suites 360 and 400, Rockville, MD (leased)

100 West Road, Suite 203, Towson, MD (leased)

2670 Crain Highway, Suite 407, Waldorf, MD (leased)

6100 Fairview Road, Suite 650, Charlotte, NC (leased)

7900 Matthews-Mint Hill Road, Suite 115, Charlotte, NC (leased)

3118 North Croatan Highway, Kitty Hawk, NC (leased)

2018 Eastwood Road, Suites 304 and 305, Wilmington, NC (leased)

1427 Military Cutoff Road, Suite 207, Wilmington, NC (leased)

224-A West Cambridge Avenue, Greenwood, SC (leased)

Monarch Capital Offices

150 Boush Street, Suite 201, Norfolk, VA (leased)

Coastal Home Mortgage Offices

4104 Holly Road, Suite 101, Virginia Beach, VA (leased)

Monarch Home Funding, LLC

913 W. 21st Street, Norfolk, VA (leased)

Regional Home Mortgage, LLC

1112-G Eden Way North, Chesapeake, VA (leased)

Item 3.	Legal Proceedings.

There are no legal proceedings pending against the Company. In the ordinary course of our operations, we become party to various legal proceedings. Currently, we are not party to any material legal proceedings, and no such proceedings are, to management’s knowledge, threatened against us.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is listed on the NASDAQ Capital Market under the symbol MNRK. As of March 1, 2011, there were 2,039 known holders of Common Stock.

The table below presents the high and low sales prices for our Common Stock for the past two years. Market values are shown per share and are based on the shares outstanding, on a split adjusted basis, for 2010 and 2009.

Market Price for	2010
Common Stock	High	Low
4th Quarter	$8.59	$7.61
3rd Quarter	8.75	6.84
2nd Quarter	8.86	6.95
1st Quarter	8.22	6.10

Market Price for	2009
Common Stock	High	Low
4th Quarter	$7.59	$6.00
3rd Quarter	8.99	6.40
2nd Quarter	9.00	4.00
1st Quarter	7.85	4.01

Dividend Policy

We paid our first cash semi-annual dividends of $0.07 per share on our Common Stock in June and November of 2010. We are subject to certain restrictions imposed by the reserve and capital requirements of Federal and Virginia banking statutes and regulations. See Item 1. Business – Supervision and Regulation – Dividends on page 11. In addition, holders of our 7.80% Series B Noncumulative Convertible Perpetual Preferred Stock have a priority on the receipt of dividends relative to the holders of our Common Stock. If we have not declared and paid or set aside for full payment of the quarterly dividends on the Series B Preferred Stock for a particular dividend period, we may not declare or pay dividends on our Common Stock during the next succeeding dividend period. The final determination of the timing, amount and payment of dividends is at the discretion of our board of directors and is dependent upon our and our subsidiaries’ earnings, principally Monarch Bank, our financial condition and other factors, including general economic conditions and applicable governmental regulations and policies. Thus, there can be no assurance of when, and if, we will continue to pay cash dividends on our Common shares.

Repurchases

We did not repurchase any shares of our Common Stock nor did we redeem any shares of our preferred stock during the three months ended December 31, 2010.

Item 6.	Selected Financial Data.

The following consolidated summary sets forth our selected financial data for the periods and at the dates indicated. The selected financial data have been derived from our audited financial statements for each of the five years that ended December 31, 2010, 2009, 2008, 2007 and 2006.

	At or For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except ratios and per share amounts)
Balance Sheet Data:
Assets	$825,583	$689,569	$597,198	$503,164	$407,720
Loans held for investment (HFI), net of unearned income	558,868	537,700	504,712	419,153	321,263
Deposits	705,662	540,039	496,086	389,704	314,113
Total common stockholders’ equity	51,568	47,908	45,077	36,548	34,009
Total stockholders’ equity	71,568	67,908	59,777	36,548	34,009
Average shares outstanding, basic (1)	5,715,532	5,661,284	5,213,096	4,814,738	4,759,448
Average shares outstanding, diluted (1)	5,836,297	5,784,592	5,292,232	5,019,221	5,026,364

Results of Operations:
Interest Income	$39,273	$32,518	$30,867	$30,939	$25,110
Interest Expense	8,798	10,421	14,716	14,487	10,861
Net Interest Income	30,475	22,097	16,151	16,452	14,249
Provision for loan losses	8,639	5,184	5,014	976	559
Net interest income after provision for loan losses	21,836	16,913	11,137	15,476	13,690
Non-interest income	53,503	35,634	19,860	8,192	3,615
Securities losses	—	—	(56)	—	(29)
Non-interest expenses	65,583	45,034	29,023	18,812	11,870
Income before income taxes	9,756	7,513	1,918	4,856	5,406
Income tax expense	3,544	2,453	505	1,533	1,786
Net income	6,212	5,060	1,413	3,323	3,620
Net income attributable to noncontrolling interests	(263)	(204)	(281)	(165)	6
Net income attributable to Monarch Financial Holdings, Inc.	5,949	4,856	1,132	3,158	3,626
Accretion of discount	—	219	—	—	—
Dividends on preferred stock	1,560	844	25	—	—
Net income available to common stockholders	4,389	3,793	1,107	3,158	3,626

Per Common Share Data:
Net income, basic	$0.77	$0.67	$0.21	$0.66	$0.76
Net income, diluted	0.75	0.66	0.21	0.63	0.72
Book value at period end	8.64	8.17	7.86	7.57	7.02
Tangible book value at period end	8.40	7.90	7.55	7.17	7.02

Asset Quality Ratios:
Non-performing assets to total assets	1.30%	1.40%	1.35%	0.08%	0.02%
Non-performing loans to period end loans (HFI)	1.61%	1.40%	1.49%	0.10%	0.03%
Net Charge-offs (recoveries) to average loans	1.61%	0.76%	0.20%	0.06%	0.00%
Allowance for loan losses to period-end loans (HFI)	1.62%	1.73%	1.59%	0.95%	1.01%
Allowance for loan losses to nonperforming loans	100.19%	123.15%	107.19%	958.07%	3267.68%

Selected Ratios :
Return on average assets	0.76%	0.75%	0.20%	0.76%	1.05%
Return on average equity	8.59%	7.55%	2.66%	8.86%	11.38%
Efficiency ratio (2)	77.90%	77.70%	80.20%	76.33%	66.55%
Noninterest income to operating revenue (3)	63.71%	61.72%	55.08%	33.24%	20.10%
Net interest margin (tax adjusted) (4)	4.22%	3.64%	3.15%	4.27%	4.43%
Equity to assets	8.67%	9.85%	10.01%	7.26%	8.34%
Tier 1 risk-based capital ratio	11.74%	12.97%	13.53%	9.22%	12.18%
Total risk-based capital ratio	12.99%	14.23%	14.79%	10.05%	13.07%

(1)	Amounts have been adjusted to reflect all Common Stock splits and dividends as of December 31, 2010.
(2)	The efficiency ratio is a key performance indicator of the Company’s industry. We monitor this ratio in tandem with other key indicators for signals of potential trends that should be considered when making decisions regarding strategies related to such areas as asset liability management, business line development, and growth and expansion planning. The ratio is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income, net of any securities gains or losses. It is a measure of the relationship between operating expenses to earnings. See “Critical Accounting Policies” on page 48 for additional information.
(3)	Operating revenue is defined as net interest income plus non-interest income.
(4)	Net interest margin is calculated as net interest income divided by total average earning assets and reported on a tax equivalent basis at a rate of 34%.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

The purpose of this discussion is to provide information about the major components of our results of operations and financial condition, liquidity and capital resources. The discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes to assist in the evaluation of our 2010 performance.

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

We also generate income from non-interest sources. Non-interest income sources include bank related service charges, fee income from residential mortgage sales, fee income from the sale of investment and insurance services, income from bank owned life insurance (“BOLI”) policies, as well as gains or losses from the sale of investment securities.

ANALYSIS OF OPERATING RESULTS

NET INCOME

Our consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, after all significant intercompany transactions have been eliminated. Net income attributable to our noncontrolling interests of $262,596 and $204,025, respectively, are deducted for the years ended December 31, 2010, and 2009, after the income tax provision, to arrive at net income attributable to Monarch Financial Holdings, Inc. The ensuing references and ratios are related to net income attributable to Monarch Financial Holdings, Inc., (hereon referred to as “net income”) after net income attributable to noncontrolling interest has been deducted.

	2010	2009
Income before taxes	$9,756,519	$7,512,667
Income tax provision	(3,544,532)	(2,452,970)

Net income	6,211,987	5,059,697
Less: Net income attributable to noncontrolling interest	(262,596)	(204,025)

Net income attributable to Monarch Financial Holdings, Inc.	$5,949,391	$4,855,672

We reported net income for December 31, 2010 of $5,949,391, compared to $4,855,672 for December 31, 2009. Our basic earnings per share were $0.77 and $0.67 for the years ended December 31, 2010 and 2009, respectively. Diluted earnings per share were $0.75 for December 31, 2010, and $0.66 for December 31, 2009.

Two important and commonly used measures of profitability are return on assets (net income as a percentage of average total assets) and return on shareholders’ equity (net income as a percentage of average shareholders’ equity). Our returns on average assets were 0.76% and 0.75% for the years ended December 31, 2010, and 2009, respectively. The returns on average shareholders’ equity were 8.59%, and 7.55% for the same time periods.

Our net income for the year ended December 31, 2010 of $5,949,391 was a new company record. It represented an increase of 22.5% compared to 2009. Both net interest income and noninterest income growth were contributing factors but noninterest income growth was the predominant source of our increased income in 2010.

Net interest income increased $8.4 million or 37.9% to $30.5 million in 2010 compared to 2009. Earning asset growth coupled with higher yields was further enhanced by the addition of lower cost liabilities. Loans held for sale increased $96.4 million and loans held for investment grew $21.2 million, while the combined yield on these assets improved 15 basis points. Deposits increased $165.6 million during the year while our overall costs associated with deposits declined 65 basis points. The increase in deposits provided the funding source for our loan growth and also allowed us to pay down our borrowings, which further benefited net interest income.

Non-interest income increased $17.9 million to $53.5 million in 2010. Mortgage banking income increased $18.0 million, or 55.5% for a total of $50.5 million. High production, driven by record low mortgage rates, coupled with market expansion of Monarch Mortgage, our mortgage division, is the primary source of this growth.

Non-interest expenses increased $20.5 million to $65.6 million in 2010, compared to $45.0 million in 2009. The majority of these increases were in salaries and benefits; specifically commissions, loan origination expenses, and occupancy, primarily related to our mortgage production and expansion.

Provision for loan losses were $8.6 million in 2010 compared to $5.2 million, one year prior. Our loan portfolio is a primary focus of our management team. This increase was due to the decline of economic conditions in our markets.

The net effect on 2010 pre-tax and pre-noncontrolling interest income was an increase of 29.9%, or $2,243,852, to $9,756,519 compared to $7,512,667 in 2009.

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

Net interest income was $30,475,279 for the year ended December 31, 2010. This represents an increase of $8,378,778 or 37.9% over 2009 when net interest income was $22,096,501.

Rates have remained at an historical low over the past two years. We have been at, or near, the bottom of an economic downturn that began late in 2007. At that time, the Federal Reserve Open Market Committee (FOMC), which sets the federal funds rate, began to decrease target funds in an effort to stabilize the economy and head-off a recession. Between September 2007 and December 2008 they decreased the target funds rate a total of 500 basis points which resulted in the current, historically low, federal funds rate of 0.25%. Wall Street Journal Prime (“WSJP”), which moves in tandem with the federal funds target rate, has held at 3.25%.

In 2010 we focused on building our core deposit base to reduce our reliance on noncore funding sources and to support the production related growth of our loans held for sale. At the same time, we worked to stabilize our loans held for sale by strengthening and supporting our existing client base, promoting disciplined growth with regard to new clients, and promoting short term fixed rate loan pricing, Our loans held for investment increased $21.2 million in 2010 although we financed a $120.5 million in new loans. During the same period, our outstanding loans held for sale have increased nearly 2.25 times. The mortgage industry, which is sensitive to interest rates, offered historically low rates for much of 2010, leading to high production in both the purchase money and refinance markets.

Total interest income was $39,272,833 in 2010 compared to $32,517,659 in 2009. Loan yield is the result of both the interest rate and any fees collected on a loan. Interest and fees on loans are the largest component of our interest income. Interest and fees on loans increased our commercial and mortgage portfolios to a blended yield of 6.44% in 2010 compared to 6.03% in 2009. Our consumer loan portfolio primarily consists of home equity lines of credit, plus loans held for sale portfolio, for the short period between origination and when they are delivered to the investor. Balances in our home equity lines of credit have remained level over the past two years. These loans are low, variable rate loans that float with WSJP. The increase in volume of loans held for sale has had the impact of lowering the overall yield on our consumer portfolio to 4.29% in 2010, compared to 4.41% in 2009. The disciplined growth in our loans held for investment offset lower yields in our loans held for sale, increasing in the overall yield of our loan portfolio to 5.62%, up from 5.47%, one year prior.

Total interest expense declined $1,623,604, or 15.58% to $8,797,554, for the year ended December 31, 2010, compared to 2009. On average, Interest bearing deposits represent 88% of interest bearing liabilities in 2010 and 86% in 2009. Our reliance on higher cost, longer term time deposits has decreased with the significant growth in our money market deposits. In addition, 60% of our time deposits outstanding at December 31, 2009 matured and were re-priced in 2010. Lower overall costs associated with money market accounts coupled with re-pricing of time deposits has resulted in our deposit cost declining $1,497,719 or 16.66% reducing our blended interest cost to 1.40% in 2010 when compared to 2.05% in 2009.

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

RECONCILIATION OF NET INTEREST INCOME TO TAX EQUIVALENT NET

INTEREST INCOME

	For the Years Ended December 31,
	2010	2009
Non-GAAP
Interest income
Total interest income	$39,272,833	$32,517,659
Bank owned life insurance	285,921	261,853
Tax equivalent adjustment (34% tax rate)	147,293	134,894

Adjusted income on earning assets	39,706,047	32,914,406

Interest expense
Total interest expense	8,797,554	10,421,158

Net interest income-adjusted	$30,908,493	$22,493,248

A tax rate of 34% was used in adjusting interest on BOLI, tax-exempt securities and loans to a fully taxable equivalent basis. The difference between rates earned on interest-earning assets (with an adjustment made to tax-exempt income to provide comparability with taxable income, i.e. the "FTE" adjustment) and the cost of the supporting funds is measured by the net interest margin.

Table 1 depicts interest income on average earning assets and related yields, as well as interest expense on average interest-bearing liabilities and related rates paid for the periods indicated.

Our net yield on earning assets or net interest margin, which is calculated by dividing net interest income by average earning assets, was 4.22% in 2010 compared to 3.64% in 2009. Our earning asset yield increased 10 basis points in 2010 to 5.42% compared to 5.32% in 2009. During the same periods liability costs were 1.45% in 2010 compared to 2.07% in 2009 for a decline of 62 basis points. Our interest rate spread, which is the difference between the average yield on earning assets and the average cost on interest bearing liabilities, was 3.97% in 2010 compared to 3.24% in 2009. The result of these changes is a 58 basis point improvement in margin for 2010 compared to 2009.

Table 1 - NET INTEREST INCOME ANALYSIS

(in thousands)

The following is an analysis of net interest income, on a taxable equivalent basis.

	2010			2009
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Loans:
Commercial	$266,121	$17,550	6.59%	$223,508	$13,834	6.19%
Real estate	161,828	10,031	6.20%	159,950	9,291	5.81%
Consumer	264,795	11,354	4.29%	204,972	9,036	4.41%

Total loans	692,744	38,935	5.62%	588,430	32,161	5.47%

Securities:
Federal agencies	7,102	147	2.07%	5,175	186	3.59%
Mortgage-backed	509	18	3.54%	688	28	4.07%
Other securities	500	21	4.20%	500	21	4.20%

Total securities	8,111	186	2.29%	6,363	235	3.69%

Restricted stock and deposits in other banks	24,938	152	0.61%	16,408	122	0.74%

Bank owned life insurance	7,185	433	6.03%	6,914	396	5.73%

Total interest-earning assets	732,978	39,706	5.42%	618,115	32,914	5.32%

Less: Allowance for loan losses	(9,139)			(8,737)
Other non-earning assets	54,839			39,978

Total assets	$778,678			$649,356

Liabilities and Stockholders’ Equity
Deposits:
Demand	$24,432	64	0.26%	$16,966	68	0.40%
Money market	208,076	2,171	1.04%	127,724	1,595	1.25%
Savings	22,348	165	0.74%	28,512	351	1.23%
Time	278,597	5,090	1.83%	266,206	6,974	2.62%

Total deposits	533,453	7,490	1.40%	439,408	8,988	2.05%

Other borrowings	73,345	1,308	1.78%	64,214	1,433	2.23%

Total interest-bearing liabilities	606,798	8,798	1.45%	503,622	10,421	2.07%

Demand deposits	90,498			73,978
Other liabilities	12,136			8,078
Stockholders’ equity	69,246			63,678

Total liabilities and Stockholders’ equity	$778,678			$649,356

Interest rate spread			3.97%			3.24%

Net yield on earning assets			4.22%			3.64%

Reconcilement to GAAP
Net interest income tax equivalent		30,908			22,493
Less: Taxable equivalent adjustment		147			134
Less: BOLI interest income		286			262

		$30,475			$22,097

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

Our net interest income improved in 2010 compared to 2009 primarily through volume. Growth in our commercial, real estate, and consumer portfolios contributed $5.4 million to interest income. Changes in rate provided additional income of $1.3 million, with higher yields on our commercial and real estate loans contributing $1.6 million. This increase was reduced $300 thousand by lower yields in our consumer loans. Our loans held for sale are included in consumer loans and the impact of the historic low mortgage rates reduced our earnings potential. Lower interest rates on our securities portfolio reduced our earnings potential by $98 thousand. This reduction was only partially offset by growth in our federal agencies (agencies) portfolio. Many of our agencies carry call features which the seller has exercised due to continued low rates. Replacement securities carry a lower yield.

Lower interest expense contributed an additional $1.6 million to net interest income in 2010. Reductions in liability cost of $2.9 million were partially offset by growth related increases of $1.3 million. Interest bearing deposits, which are the primary source of interest expense, grew an average of $94.0 million in 2010 at a potential cost of $1.1 million which was more than offset by a $2.6 million savings potential due to rate reductions. Time deposits increased an average $12.4 million at a cost of $300 thousand, but lower overall rates contributed a potential savings of $2.2 million. Other borrowings provided additional reductions through lower rates.

Table 2 - CHANGES IN NET INTEREST INCOME (RATE/VOLUME ANALYSIS)

(in thousands)

	2010 vs 2009
	Interest Increase (Decrease)	Change
		Attributable to
		Rate	Volume
Interest income
Loans:
Commercial	$3,716	$950	$2,766
Real estate	740	630	110
Consumer	2,318	(253)	2,571

Total loans	6,774	1,327	5,447

Securities:
Federal agencies	(39)	(95)	56
Mortgage-backed	(10)	(3)	(7)
Other securities	—	—	—

Total securities	(49)	(98)	49

Restricted stock and deposits in other banks	30	(25)	55
Bank owned life insurance	37	37	—

Total interest income	$6,792	$1,241	$5,551

Interest expense
Deposits:
Demand	$(4)	$(28)	$24
Money market	576	(297)	873
Savings	(186)	(121)	(65)
Time	(1,884)	(2,196)	312

Total deposits	(1,498)	(2,642)	1,144
Other borrowings	(125)	(312)	187

Total interest expense	(1,623)	(2,954)	1,331

Net interest income	$8,415	$4,195	$4,220

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

Interest rate sensitivity analysis presents the amount of assets and liabilities that are estimated to reprice through specified periods if there are no changes in balance sheet mix. The interest rate sensitivity analysis in Table 3 reflects our assets and liabilities on December 31, 2010 that will either be repriced in accordance with market rates, mature or are estimated to mature early or prepay within the periods indicated. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time. Interest-bearing demand deposits and money market balances are considered interest sensitive for 50% of the outstanding balances. Management believes this structure makes for a more accurate and meaningful view of our interest sensitivity position.

As illustrated in the table, we appear to be liability-sensitive at three months or less, primarily due to our large money market base. Our time deposit maturities are closely matched with those of our loans and securities. With the majority of our borrowings and deposits short, our current structure allows us pricing flexibility to react to changes in rates when they occur.

Table 3 - INTEREST RATE SENSITIVITY ANALYSIS

(in thousands)

	December 31, 2010
	3 Months or Less	> 3 Months to 1 Year	> 1 Year to 3 Years	> 3 Years to 5 Years	> 5 Years	Total
Interest sensitive assets:
Interest bearing deposits and Federal funds sold	$12,642	$—	$—	$—	$—	$12,642
Securities	10,000	1,036	6,330	—	236	17,602
Loans	99,343	159,922	147,601	46,975	105,027	558,868
Bank Owned Life Insurance	—	—	—	—	7,335	7,335

Total interest sensitive assets	121,985	160,958	153,931	46,975	112,598	596,447

Interest sensitive liabilities:
NOW and savings deposits	25,847	—	—	—	25,847	51,694
Money market deposits	141,636	—	—	—	141,635	283,271
Time deposits	113,230	106,542	38,558	14,711	—	273,041
Other borrowings	18,832	75	200	10,200	975	30,282

Total interest sensitive liabilities	299,545	106,617	38,758	24,911	168,457	638,288

Interest sensitivity gap	$(177,560)	$54,341	$115,173	$22,064	$(55,859)	$(41,841)

Cumulative interest sensitivity gap	$(177,560)	$(123,219)	$(8,046)	$14,018	$(41,841)

Percentage cumulative gap to total interest sensitive assets	-29.8%	-20.7%	-1.3%	2.4%	-7.0%

Because of inherent limitations in interest rate sensitivity analysis, ALCO uses more sophisticated interest rate risk measurement techniques. Simulation analysis is used to subject the current repricing conditions to rising interest rates in increments of 1%, 2%, 3% and 4% and falling interest rates in decrements of 1% and 2% to determine how net interest income changes for the next twelve months under two rate assumptions. The assumptions are “shocked”, in which the entire rate change is assumed to have occurred in a single month, and “ramped”, in which the rate change is assumed to have occurred spread throughout the twelve month period. ALCO also applies a “shocked” and “ramped” assumption when measuring the effects of changes in interest rates on MVE by discounting future cash flows of deposits and loans using new rates at which deposits and loans would be made to similar depositors and borrowers. Market value changes in the investment portfolio are estimated by discounting future cash flows and using duration analysis. Loan and investment security prepayments are estimated using current market information. Table 4 shows the estimated impact of changes in interest rates up 1%, 2%, 3% and 4% and down 1% and 2%, on net interest income and on MVE as of December 31, 2010 (in thousands).

The projected change in net interest income to changes in interest rates at December 31, 2010, were in compliance with our established guidelines for increases of 1%, 2%, 3%, and 4% and decreases of 1%, under both the “shocked” and “ramped” assumptions. However for decreases of 2% the “shocked” result is not within our guidelines. The projected change in MVE to changes in interest rates at December 31, 2010, was in compliance with established policy guidelines for increases of 1%, 2%, 3% and 4%, and decreases in rate of 1%, under both the “shocked” and “ramped” assumptions as well. However, the projected changes in income were not in compliance for either assumption under a decrease in rate of 2%. These projected changes in the MVE model are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

The positive gap in the interest rate sensitivity analysis indicates that our net interest income would rise if rates increase and fall if rates decline. The simulation analysis supports the actions that management has made with regard to shortening of maturities and the introduction of short term fixed pricing on loans coupled with deposit rate and term adjustments to position the Company for future changes in rates. We continue to focus on compliance through the tightening of lending guidelines and the establishment of floors for certain products.

Table 4 - CHANGE IN NET INTEREST INCOME AND

MARKET VALUE OF PORTFOLIO EQUITY

SHOCKED

Change in Interest Rates(1)	Changes in Net Interest Income (2)		Changes in Market Value of Portfolio Equity (3)
	Amount	Percent	Amount	Percent

Up 4%	$3,310	10.20%	$(831)	(0.87)%
Up 3%	2,180	6.71	98	0.10
Up 2%	1,075	3.31	514	0.54
Up 1%	298	0.92	502	0.52
Down 1%	(389)	(1.20)	(3,603)	(3.75)
Down 2%	(2,155)	(6.64)	(10,079)	(10.49)

RAMPED

Change in Interest Rates(1)	Changes in Net Interest Income (2)		Changes in Market Value of Portfolio Equity (3)
	Amount	Percent	Amount	Percent

Up 4%	$1,508	4.64%	$784	0.82%
Up 3%	1,414	4.36	877	0.91
Up 2%	986	3.04	829	0.86
Up 1%	322	0.99	569	0.59
Down 1%	(381)	(1.17)	(3,630)	(3.78)
Down 2%	(1,424)	(4.39)	(10,158)	(10.57)

(1)	Our simulation model makes assumptions including the slope and timing of rate increases, the rates that drive certain financial instruments, prepayment assumption, etc.
(2)	Represents the difference between estimated net interest income for the next 12 months in the current rate environment.
(3)	Represents the difference between market value of portfolio equity in the current interest rate environment.

NON-INTEREST INCOME

Non-interest income increased $17,869,131 or 50.1% in 2010 when compared to 2009. The following table lists the major components of non-interest income for December 31, 2010 and 2009.

	December 31,
	2010	2009
Mortgage banking income	$50,505,562	$32,476,932
Investment and insurance commissions	289,730	749,422
Service charges and fees	1,637,364	1,501,690
Gain (loss) on sale of other real estate, net	103,095	(41,844)
Bank owned life insurance income	285,921	261,853
Title company income	598,613	308,772
Gain on sale of assets, net	22,073	302,269
Other	61,030	75,163

	$53,503,388	$35,634,257

Mortgage banking income represents fees from originating and selling residential mortgage loans as well as commercial mortgages through Monarch Mortgage and our subsidiary, Monarch Capital, LLC. Monarch Mortgage, our residential mortgage division, was reorganized and expanded in June 2007, making 2008 its first full year of operations. 2010 was another record year for Monarch Mortgage with total dollar volume of $1,624,462,921 compared to $1,186,494,141 in 2009. The total number of loans closed was 6,682 in 2010 compared to 4,613 in 2009.

Investment and insurance commissions decreased $459,692 or 61.3% in 2010. In August 2009, we sold our 51% ownership interest in Virginia Asset Group, LLC (VAG) to the minority shareholder. We continue to offer investment services, on a smaller scale, through our investment division, Monarch Investments.

Service charges continued to grow with deposits, but at a much slower pace. In June 2010 changes by the Federal Reserve to Regulation E limited the ability of banks to charge fees for paying overdrafts caused by ATM and debit card transactions. These changes adversely impacted our overdraft/NSF program, by limiting the forms of transactions to be covered for a retail client who overdraws their accounts without the negative stigma associated with a returned check. This program was initiated in 2004 with broad customer acceptance. Service charge pricing on deposit accounts is typically reevaluated annually to reflect current costs and competition.

There were no security gains or losses in either 2010 or 2009. The net gain of $103,095 on the sale of other real estate in 2010 resulted from the sale of sixteen properties. Included in the net gain is a write-down of $51,955 on one property. The net loss of $41,844 on other real estate in 2009 was the result of the write-down of two foreclosed properties of $224,750 offset by a net gain of $182,906 on the sale of ten additional foreclosed properties.

In October 2005 we purchased $6,000,000 in bank owned life insurance (“BOLI”) that has resulted in income and commissions in each of the two years presented. Income from BOLI is not subject to tax. The tax-effective income earnings from BOLI are $433,214 in 2010 and $396,747 in 2009.

Title income increased in 2010 with the increased levels of loan closings during the year. Title income was generated through Real Estate Security Agency, LLC, a subsidiary of Monarch Investment, LLC, which owns 75% of the company.

In October 2010, we sold an auto for a gain of $22,073. In June 2009, we sold two excess parcels of land on Hanbury Road, adjacent to our Great Bridge office for a gain of $302,269.

Other income represents a variety of nominal recurring and non-recurring activities and transactions that have occurred throughout the year.

NON-INTEREST EXPENSE

Non-interest expense for 2010 was $65,582,856 compared to $45,034,344 in 2009. The following table lists the major components of non-interest expense for December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009
Salaries and employee benefits	$18,642,537	$15,398,687
Commissions	27,421,538	15,434,051
Loan origination expenses	6,201,615	3,798,963
Occupancy expenses	3,480,682	2,526,652
Furniture and equipment expense	1,632,558	1,344,398
FDIC insurance	1,077,579	1,290,073
Data processing services	896,075	781,681
Professional fees	774,524	496,852
Stationary and supplies	770,682	456,150
Telephone	635,075	445,382
Virginia Franchise Tax	496,831	444,278
Marketing expense	730,030	434,605
Postage	416,000	276,345
ATM expense	221,744	246,084
Amortization of intangible assets	178,572	178,572
Other	2,006,814	1,481,571

	$65,582,856	$45,034,344

Expenses that had the highest dollar increase year-over year are broken out by dollar increase and percentage change below.

	Year Ended December 31,
	2010 vs. 2009
	Dollars	Percentage
Commissions	$11,987,487	77.7%
Salaries and employee benefits	3,243,850	21.1%
Loan origination expenses	2,402,652	63.2%
Occupancy expenses	954,030	37.8%
Stationary and supplies	314,532	69.0%
Marketing expense	295,425	68.0%
Furniture and equipment expense	288,160	21.4%
Professional fees	277,672	55.9%

Commissions, which are tied to production, are primarily related to mortgage origination. Our expansion of mortgage operations continued in 2010 with the addition of 6 offices. In addition we opened a banking office, hired additional lenders and support staffing which has increased the number of our employees by 130. At December 31, 2010, we employed a total of 535 full and part-time employees compared to 405 at year-end 2009. In addition, higher compensation related benefits such as social security taxes and Medicare taxes expenses have contributed to the increase.

The expansion of our mortgage operations has been the major contributor to the growth in loan expense. Costs associated with underwriting and processing mortgage loans at our current volume are significant. Additionally, expense related to the shipping of mortgage loan packages to secondary market investors has had an impact on postage.

Occupancy plus furniture and equipment expense has increased as a result of expansion. We currently have thirty-eight offices, the majority of which we lease. This compares with thirty-two office locations in 2009. In 2010 we moved our headquarters from a twelve thousand, five hundred square foot leased building on Executive Boulevard in Chesapeake, Virginia to fifty-one thousand square foot building that we purchased and renovated on Crossways Boulevard in Chesapeake, Virginia. Approximately fifteen thousand square feet of our new headquarters is leased to non-company related tenants. Rental income from these tenants substantially offsets the operating costs of our new headquarters.

Stationary and supplies increased as a result of an increase in the number of employees, higher production levels in our mortgage operations and expenses associated with our headquarters relocation. Professional fees increased in 2010 compare to 2009 primarily due to legal expenses related to loan collections and foreclosures.

In 2010, we participated in a wider array of marketing and promotional activities aimed at getting the Monarch name in front of a greater number of people. This was accomplished through greater participation in, and sponsorship of, community related activities in the cities and towns within our footprint.

We continue to focus on controlling overhead expenses in relation to income growth. Our efficiency ratio, a productivity measure used to determine how well non-interest expense is managed, was 77.9% in 2010 and 77.7% in 2009. Our “Bank only” efficiency ratio was 50.9% in 2010, compared to 58.2% in 2009. A lower efficiency ratio indicates more favorable expense efficiency. The efficiency ratio is calculated by dividing non-interest expense by the sum of taxable equivalent net interest income and non-interest income. The expansion of our non-interest income lines of business has negatively impacted this ratio.

INCOME TAXES

We recognized federal income tax expense of $3,197,823, resulting in an effective tax rate of 32.8%. In 2010 we also recognized state tax expense related to our multi-state mortgage operations of $346,709, which included $211,274 in taxes from previous years. During 2009 we recognized federal income tax expense of $2,452,970 resulting in an effective tax rate of 33.6%. The major difference between the statutory rate and the effective rate results from income that is not taxable and expenses that are not deductible for Federal income tax purposes. The primary non-taxable income is from Bank Owned Life Insurance and the primary non-deductible expenses are for meals and entertainment.

SEGMENT REPORTING

Our reportable segments include community banking and retail mortgage banking services. Community banking involves making loans to and generating deposits from individuals and businesses in the markets where we have offices. Our mortgage banking services consist of originating residential loans and subsequently selling them to investors. Our mortgage banking segment is a strategic business unit that is managed separately from the community banking segment because the mortgage banking services segment appeals to different markets and, accordingly, requires different technology and marketing strategies. We do not have other reportable operating segments. For discussion of our segment accounting policies, see Note 1 to our Consolidated Financial Statements (included in Item 8. of this Form-K). The assets and liabilities and operating results of one of our other wholly owned subsidiary, Monarch Capital, LLC, is included in the mortgage banking segment. Monarch Capital, LLC, provides commercial mortgage brokerage services.

Segment information for the years 2010, and 2009 is shown in the following table. The “Other” column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments and intercompany eliminations.

Selected Financial Information

	Commercial and Other Banking	Mortgage Banking Operations	Intersegment Eliminations	Total
Year Ended December 31, 2010
Net interest income after provision for loan losses	$21,053,224	$782,763	$—	$21,835,987
Noninterest income	3,933,217	49,837,096	(266,925)	53,503,388
Noninterest expenses	(17,098,338)	(48,751,443)	266,925	(65,582,856)

Net income before income taxes and minority interest	$7,888,103	$1,868,416	$—	$9,756,519

Year Ended December 31, 2009
Net interest income after provision for loan losses	$16,635,125	$277,629	$—	$16,912,754
Noninterest income	3,847,048	31,883,048	(95,839)	35,634,257
Noninterest expenses	(14,685,316)	(30,444,867)	95,839	(45,034,344)

Net income before income taxes and minority interest	$5,796,857	$1,715,810	$—	$7,512,667

Segment Assets
2010	$650,645,549	$185,530,329	$(10,593,133)	$825,582,745
2009	$611,325,955	$86,147,206	$(7,904,118)	$689,569,043

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Our total assets were $825.6 million at year-end 2010, an increase of $136.0 million from $689.6 million at year-end 2009. Total cash and cash equivalents decreased $7.0 million to $27.4 million at year-end 2010 compared to $34.4 million in 2009. Investment securities were $17.6 million at year-end 2009 compared to $7.2 million, one year prior. Loans held for sale increased $96.4 million to $175.4 million at December 31, 2010 compared to $79.0 million at December 31, 2009. Net loans held for investment at year-end 2010 were $549.8 million, an increase of $21.4 million from $528.4 million at year-end 2009.

Total liabilities were $753.8 million at December 31, 2010, compared to $621.6 million at December 31, 2009, an increase of $132.2 million or 21.3%. Total deposits increased $165.7 million to $705.7 million during 2010 compared to $540.0 million at December 31, 2009. FHLB borrowings decreased $35.9 million to $30.3 million at December 31, 2010 due to increased internal funding through deposit growth. Total stockholders’ equity was $71.7 million at December 31, 2010, compared to $68.0 million at December 31, 2009, an increase of $3.7 million or 5.5%.

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

All of the securities in our portfolio are classified, available-for-sale. These securities are carried at estimated fair value and may be sold in response to changes in market interest rates, changes in securities’ prepayment risk, increases in loan demand, general liquidity needs, and other similar factors.

Table 5 - SECURITIES PORTFOLIO

(in thousands)

	As of December 31,
	2010	2009
Securities available-for-sale, at fair value:
U.S. government agency obligations	$16,667	$6,083
Residential mortgage-backed securities	419	610
Corporate debt securities	515	497

Total Securities Portfolio	$17,601	$7,190

The following table sets forth the estimated maturities of securities, based on current performance. Contractual maturities may be different.

Table 6 - ESTIMATED MATURITIES OF SECURITIES AS OF PERIOD INDICATED

(in thousands)

	December 31, 2010
	1 Year or Less	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
	(Dollars In thousands)

US agency securities:
Amortized cost	$13,030	$3,552	$—	$—	$16,582
Fair value	$13,075	$3,592	$—	$—	$16,667
Weighted average yield	0.54%	1.62%	—	—	0.77%

Residential mortgage backed securities:
Amortized cost	$—	$178	$—	$225	$403
Fair value	$—	$183	$—	$236	$419
Weighted average yield	—	4.33%	—	3.51%	3.87%

Corporate debt securities:
Amortized cost	$—	$500	$—	$—	$500
Fair value	$—	$515	$—	$—	$515
Weighted average yield	—	4.15%	—	—	4.15%

Total securities:
Amortized cost	$13,030	$4,230	$—	$225	$17,485
Fair value	$13,075	$4,290	$—	$236	$17,601
Weighted average yield	0.54%	1.53%	—	3.51%	0.81%

At year-end 2010, total investment securities were $17.6 million, compared to $7.2 million at year-end 2009. Excluding securities of U.S. agencies, neither the aggregate book value nor the aggregate market value of the securities of any issuer exceeded ten percent of our stockholders’ equity. Additional information on our investment securities portfolio is in Note 2 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K).

As of December 31, 2010, there was a net unrealized gain of $116,881 related to the available-for-sale investment portfolio compared to a net unrealized gain of $51,825 at year-end 2009. Note 2 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K) provides details of the amortized cost, unrealized gains and losses, and estimated fair value of each category of the investment portfolio as of December 31, 2010 and 2009.

LOAN PORTFOLIO

Our lending activities are our principal source of income. Loans held for investment, net of unearned income, increased $21,168,052 or 3.9% during 2010. Loans held for sale are loans originated for the secondary market by Monarch Mortgage that have closed but not funded increased 122.2% or $96,390,643 to $175,388,356 on December 31, 2010 compared to $78,997,713 on December 31, 2009. This increase was due to a boom in the mortgage industry, created by an extended period of record low mortgage rates. Discussions below exclude loans held for sale.

Loan growth has slowed in 2010 and 2009, when compared to prior years. Our loan portfolio is divided into three classes; commercial, real estate, and consumer. Commercial loans as a class, showed the most growth in 2010. Commercial loans comprise 15.5% of our loan portfolio, increased $15.2 million in 2010 to $86.6 million, a 21.2% growth rate.

Real estate secured loans, as a class, increased $6.2 million or 1.3% in 2010 compared to 2009. Real estate secured loans, which includes construction, 1-4 family residential properties, home equity lines, multifamily and real estate secured commercial loans, comprise 84.0% of our total loan portfolio as of December 31, 2010 compared to 86.1% as of December 31, 2009. The mix within our real estate portfolio changed in the past year. Construction loans, the second largest concentration in our real estate portfolio and 21.5% of loans held for investment, declined $11.2 million to $120.0 million in 2010, an 8.6% decrease. 1-4 family residential loans declined 3.3% or $2.9 million to $84.8 million in 2010 compared to 2009. Home equity lines remained relatively flat with a less than 1% decline in loan balances. Real estate secured commercial loans are the largest area of concentration in our real estate portfolio and represent 29.1% of our loans held for investment. In 2010 real estate secured commercial loans grew $15.9 million to $162.8, an increase of 10.8% over 2009. Multifamily loans increased 30.1% or $4.8 million in 2010 to $21.0 million.

Consumer loans, which comprise less than 1.0% of our loans held for investment, were relatively flat in 2010 compared to 2009. We consider our overall loan portfolio diversified as it consists of 15.5% in commercial loans, 21.5% in construction loans, 15.2% in loans secured by 1-4 family residential properties, 14.5% in home equity lines, 29.1% in commercial loans secured by real estate, 3.8% in multifamily loans and less than 1% in consumer loans as of December 31, 2010, as detailed in Table 7 (in thousands) classified by type.

Interest income on consumer, commercial, and real estate mortgage loans is computed on the principal balance outstanding. Most variable rate loans carry an interest rate tied to the Wall Street Journal Prime Rate, as published in the Wall Street Journal. Note 3 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K) provides a schedule of loans by type and other information. We do not participate in highly leveraged lending transactions, as defined by the regulators, and there are no loans of this nature recorded in the loan portfolio. We do not have foreign loans in our portfolio. At December 31, 2010, we had two loan concentrations (loans to borrowers engaged in similar activities) which exceeded 10% of total loans in two areas. These areas of concentration are to borrowers who are principally engaged in the acquisition, development and construction of 1-4 single family homes and developments and to residential home owners with equity lines.

Table 7 - LOANS

(in thousands)

	December 31,
	2010	2009	2008	2007	2006
Commercial (1)	$86,560	$71,414	$65,663	$133,120	$91,152
Real estate
Construction	119,958	131,210	126,987	72,858	55,121
Residential (1-4 family)	84,826	87,749	86,797	80,610	60,802
Home equity lines	80,823	81,168	85,851	65,579	55,617
Multifamily	20,975	16,126	4,587	8,766	4,234
Commercial (1)	162,750	146,831	131,264	54,581	50,915
Consumers
Consumer and installment loans	2,918	3,142	3,490	3,567	3,349
Overdraft protection loans	58	60	73	72	73

Loans - net of unearned income	$558,868	$537,700	$504,712	$419,153	$321,263

(1)	Commercial loans and loans secured by real estate should be considered together under the title of commercial loans when comparing loans outstanding in 2010, 2009 and 2008 to prior years.

Table 8 - LOAN MATURITIES

(in thousands)

	At December 31, 2010
	Due within one year		Due after one year but within five years		Due after five years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Commercial	$45,749	5.80%	$39,652	6.40%	$1,159	6.93%	$86,560	6.09%
Real estate
Construction	88,917	5.85%	30,013	6.39%	1,028	7.62%	119,958	6.00%
Residential (1-4 family)	44,113	5.85%	23,051	7.18%	17,662	5.96%	84,826	6.23%
Home equity lines	315	5.11%	476	6.32%	80,032	3.32%	80,823	3.34%
Multifamily	11,224	6.79%	9,751	7.02%	—	0.00%	20,975	6.90%
Commercial	67,827	6.30%	90,073	6.40%	4,850	6.40%	162,750	6.36%
Consumers
Consumer and installment loans	1,102	7.05%	1,701	17.62%	115	7.40%	2,918	13.23%
Overdraft protection loans	8	10.36%	27	20.96%	23	27.89%	58	22.19%

	$259,255	6.00%	$194,744	6.62%	$104,869	4.00%	$558,868	5.84%

Fixed rate loans due after one year			$168,632		$8,351		$176,983
Variable rate loans due after one year			26,112		96,517		122,629

			$194,744		$104,868		$299,612

ALLOWANCE AND PROVISION FOR LOAN LOSSES

We have certain lending policies and procedures in place that are designed to balance loan growth and income with an acceptable level of risk, which management reviews and approves on a regular basis. Our review process is supported by a series of reports related to loan production, loan quality, credit concentrations, policy exceptions, loan delinquencies and non-performing and potential problem loans. We also utilize diversification in our loan portfolio as a means of managing risk.

Our allowance for loan losses is to provide for losses inherent in the loan portfolio. Management is responsible for determining the level of the allowance for loan losses, subject to review by our Board of Directors. Among other factors, we consider on a monthly basis our historical loss experience, the size and composition of our loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits including impaired loans and our risk-rating-based loan “watch list”, and local and national economic conditions. The economy of our trade area is well diversified. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those factors include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate.

To determine the total allowance for loan losses, we estimate the reserves needed for each class or segment of the portfolio, including loans analyzed on both, a pooled basis and individually. Our allowance for loan losses consists of amounts applicable to the following classes or segments: (i) the commercial loan portfolio; (ii) the real estate loan portfolio; (iii) the consumer loan portfolio. In addition, loans within these portfolios are evaluated as a group or on an individual or relationship basis and assigned a risk grade based on the underlying characteristics. Loans are pooled by risk grade within the portfolio segment, and losses are modeled utilizing metrics such as the risk rating, historical experience, other known and inherent risks, and quantitative techniques which management has determined fit the characteristics of that segment.

The commercial loan portfolio includes commercial and industrial loans which are usually secured by the assets being financed or other business assets such as accounts receivable or inventory and normally incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business.

The real estate loan portfolio includes all loans secured by real estate. This segment is further broken down into construction loans, residential 1-4 family loans, home equity lines, multifamily loans, and commercial real estate loans. Construction and multifamily loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. Residential 1-4 family and home equity loan originations utilize analytics to supplement the underwriting process. Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.

Commercial and real estate portfolio loans are evaluated on an individual or relationship basis and assigned a risk grade at the time the loan is made. Additionally, we perform periodic reviews of the loan or relationship to determine if there have been any changes in the original underwriting which would change the risk grade and/or impact the borrower’s ability to repay the loan.

The consumer loan portfolio includes consumer and installment loans and overdraft protection loans. These loans, which are in relatively small loan amounts, are spread across many individual borrowers. We utilize analytics to supplement general underwriting. Loans within the consumer class are assigned risk grades and evaluated as a pool, unless specifically identified through delinquency or other signs of credit deterioration, at which time the identified loan is individually evaluated. Additionally, loans that have been specifically identified as a credit risk due to circumstances that may affect the ability of the borrower to repay interest and/or principal are analyzed on an individual basis. Adverse circumstances may include loss of repayment source, deterioration in the estimated value of collateral, elevated trends of delinquencies, and charge-offs.

We evaluate the adequacy of the allowance for loan losses monthly in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. From time to time, events or economic factors may affect the loan portfolio, causing management to provide additional amounts to or release balances from the allowance for loan losses. Our allowance for loan losses is sensitive to risk ratings assigned to individually evaluated loans, economic assumptions, and delinquency trends driving statistically modeled reserves.

There are nine numerical risk grades that can be assigned to loans:

“Satisfactory”	“Watch List”
1 Minimal	6 Special mention
2 Modest	7 Substandard
3 Average	8 Doubtful
4 Acceptable	9 Loss
5 Acceptable with care

The following table delineates, in thousands, our loan portfolio by class and “satisfactory” and “watch list” risk grade for the years ended December 31, 2010 and 2009.

	Satisfactory Risk Grade 1 - 5	Watchlist Risk Grade 6 - 7	Total
Commercial	$76,752	$9,882	$86,634
Real estate
Construction	95,236	24,645	119,881
Residential (1-4 family)	68,184	16,638	84,822
Home equity lines	75,471	5,543	81,014
Multifamily	17,403	3,557	20,960
Commercial	157,903	4,639	162,542

Real estate subtotal	414,197	55,022	469,219

Consumers
Consumer and installment loans	2,707	231	2,938
Overdraft protection loans	59	7	66

Loans to individuals subtotal	2,766	238	3,004

Total gross loans	493,715	65,142	558,857
Allowance for loan losses	(3,581)	(5,457)	(9,038)

Loans net of allowance for loan losses	$490,134	$59,685	549,819

Unamortized loan costs, net of deferred fees			11

Total net loans			$549,830

	2009
	Satisfactory Risk Grade 1 - 5	Watchlist Risk Grade 6 - 7	Total
Commercial	$63,878	$7,594	$71,472
Real estate
Construction	100,869	30,323	131,192
Residential (1-4 family)	79,809	7,937	87,746
Home equity lines	75,943	5,010	80,953
Multifamily	13,004	3,122	16,126
Commercial	141,001	5,776	146,777

Real estate subtotal	410,626	52,168	462,794

Consumers
Consumer and installment loans	3,062	49	3,111
Overdraft protection loans	65	—	65

Loans to individuals subtotal	3,127	49	3,176

Total gross loans	477,631	59,811	537,442
Allowance for loan losses	(1,429)	(7,871)	(9,300)

Loans net of allowance for loan losses	$476,202	$51,940	528,142

Unamortized loan costs, net of deferred fees			258

Total net loans			$528,400

A loan risk graded a loss is charged-off when identified and a loan risk graded as doubtful is classified as a nonaccrual loan. At December 31, 2010 we did not have any loans risk graded as a loss or as doubtful. We do not have any potential problem loans which have not been evaluated and disclosed at December 31, 2010. Loans identified as special mention and substandard may or may not be classified as nonaccrual, based on current performance. “Watch list” loans are evaluated on an individual or relationship basis to determine if any, or all, of our loans to the borrower is at risk. We evaluate the collectability of both principal and interest when assessing the need for a loss accrual. For additional discussion on this evaluation refer to Note 1 and Note 3 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K).

This evaluation includes, but is not limited to, the application of a loss factor which is arrive at by using a three-year moving average “look back” at our historical losses. This loss factor is multiplied by the outstanding principal within a risk grade to arrive at an overall loss estimate. Environmental factors may also be applied to a class or classes of loans based on management’s subjective evaluation of such conditions as credit quality trends, collateral values, portfolio concentrations, specific industry conditions in the regional economy, regulatory examination results, external audit and loan review findings, recent loss experiences in particular portfolio classes, etc. Any unallocated portion of the allowance for loan losses reflects management’s attempt to ensure that the overall reserve appropriately reflects a margin for the imprecision necessarily inherent in estimates of credit losses.

The allowance is subject to regulatory examinations and determination as to adequacy. This examination may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.

In 2010, we accrued $8,639,292 in provision for loan losses compared to $5,183,747 in 2009. Based on the current economic environment and the composition of our loan portfolio, the level of our charged-off loans combined with our peer bank loss experience, we considered this provision to be a prudent allocation of funds for our loan loss allowance.

Loans charged off during 2010 totaled $9,171,033 compared to $4,021,490 in 2009 and recoveries totaled $269,541 and $91,743 in 2010 and 2009, respectively. The ratio of net charge-offs to average outstanding loans was 1.61% in 2010 compared to 0.76% in 2009.

In 2010, approximately $6.2 million of the loan balances charged-off were tied to seven relationships which have been identified as impaired or uncollectible; $4.2 million of that total was related to three real estate development projects which have been adversely impacted by the downturn in the real estate market and $2.0 million was due to four failed business activities. Several smaller charge-offs were also related to failed business activities totaling approximately $486 thousand. Approximately $1.1 million was related to equity line default and an additional $680 thousand in charged-off balances were related to residential properties.

In 2009, approximately $1.6 million of the loan balances charged-off were tied to two relationships which were involved in the management or development of real estate. An additional $1.7 million in charge-offs were related to multiple residential properties and $700 thousand was related to business failures.

Table 10 presents our loan loss and recovery experience (in thousands) for the past five years.

The allowance for loan losses totaled $9,037,800 at December 31, 2010, a decrease of $262,200 or 2.8% over December 31, 2009. The ratio of the allowance to loans, less unearned income, was 1.62% at December 31, 2010 and 1.73% at December 31, 2009. This decline is related to volume of charge-offs taken in 2010. We believe that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in our loan portfolio at December 31, 2010. The allowance to loans ratio is supported by the level of non-performing loans, the seasoning of the loan portfolio, and the experience of the lending staff in the market. See Note 3 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K) for more information concerning our loan loss and recovery experience.

Table 10 - LOAN LOSS ALLOWANCE AND LOSS EXPERIENCE

(in thousands)

	December 31,
	2010	2009	2008	2007	2006

Balance at beginning of period	$9,300	$8,046	$3,976	$3,235	$2,685

Charge-offs:
Commercial	(304)	(524)	(235)	(217)	(13)
Real estate
Construction	(3,903)	(1,232)	(91)	—	—
Residential (1-4 family)	(1,843)	(1,106)	(456)	(20)	—
Home equity Lines	(2,887)	(1,077)	(202)	—	—
Multifamily	—	—	—	—	—
Commercial	(195)	(51)	—	—	—
Consumers
Consumer and installment loans	(38)	(28)	(49)	—	—
Overdraft protection loans	(1)	(4)	—	—	—

	(9,171)	(4,022)	(1,033)	(237)	(13)

Recoveries:
Commercial	74	14	54	2	2
Real estate
Construction	11	2	—	—	—
Residential (1-4 family)	10	32	20	—	—
Home equity Lines	142	24	4	—	—
Multifamily	—	—	—	—	—
Commercial	30	3	—	—	—
Consumers
Consumer and installment loans	1	16	11	—	2
Overdraft protection loans	1	1	—	—	—

	269	92	89	2	4

Net charge-offs	(8,902)	(3,930)	(944)	(235)	(9)
Provision for loan losses	8,639	5,184	5,014	976	559

Balance at end of period	$9,037	$9,300	$8,046	$3,976	$3,235

Percent of net charge-offs to average total loans outstanding during the period	1.61%	0.76%	0.20%	0.06%	0.00%

TABLE 11 - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

For the Years Ended December 31, 2010, and 2009

(in thousands)

		Real Estate					Consumers
2010	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial	Consumer and Installment loans	Overdraft Protection	Unallocated	Total
Allowance for credit losses:
Beginning balance	$742	$3,623	$1,747	$2,521	$37	$607	$23	$—	$—	$9,300
Charge-offs	(304)	(3,903)	(1,843)	(2,887)	—	(195)	(38)	(1)	—	(9,171)
Recoveries	74	11	10	142	—	30	1	1	—	269
Provision	407	2,201	2,200	2,667	110	866	99	—	89	8,639

Ending balance	$919	$1,932	$2,114	$2,443	$147	$1,308	$85	$—	$89	$9,037

Ending balance
Individually evaluated for impairment	$352	$1,200	$1,616	$1,859	$—	$221	$65	$—		$5,313
Collectively evaluated for impairment	568	732	498	584	147	1,087	19	1	89	3,725
Loan acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—
Financing receivables:
Ending balance	$86,634	$119,881	$84,822	$81,014	$20,960	$162,542	$2,938	$66	$—	$558,857

Ending balance: individually evaluated for impairment	2,342	9,814	12,404	3,765	—	1,590	168	—	—	30,083
Ending balance: collectively evaluated for impairment	84,292	110,067	72,418	77,249	20,960	160,952	2,770	66	—	528,774
Ending balance: loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—

2009
Allowance for credit losses:
Beginning balance	$1,002	$4,654	$440	$1,043	$8	$154	$3	$—	$742	$8,046
Charge-offs	(524)	(1,232)	(1,106)	(1,077)	—	(51)	(28)	(4)	—	(4,022)
Recoveries	14	2	32	24	—	3	16	1	—	92
Provision	250	200	2,381	2,530	29	501	31	4	(742)	5,184

Ending balance	$742	$3,624	$1,747	$2,520	$37	$607	$22	$1	$—	$9,300

Ending balance
Individually evaluated for impairment	$560	$3,294	$1,519	$2,279	$—	$205	$14	$—		$7,871
Collectively evaluated for impairment	181	329	227	242	37	402	9	1	—	1,428
Loan acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—

Financing receivables:
Ending balance	$71,471	$131,197	$87,746	$80,953	$16,126	$146,777	$3,106	$65	$—	$537,441

Ending balance: individually evaluated for impairment	8,025	28,970	7,957	5,909	3,121	5,564	49	—		59,595
Ending balance: collectively evaluated for impairment	63,446	102,227	79,789	75,044	13,005	141,213	3,057	65	—	477,846
Ending balance: loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—

ASSET QUALITY AND NON-PERFORMING LOANS

We identify specific credit exposures through periodic analysis of our loan portfolio and monitor general exposures from economic trends, market values and other external factors. We maintain an allowance for loan losses, which is available to absorb losses inherent in the loan portfolio. The allowance is increased by the provision for losses and by recoveries from losses. Charged-off loan balances are subtracted from the allowance. The adequacy of the allowance for loan losses is determined on a monthly basis. Various factors as defined in the previous section “Allowance and Provision for Loan Losses” are considered in determining the adequacy of the allowance. Loans are generally placed on non-accrual status after they are past due for 90 days.

Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings, and these are detailed in Table 12. Total non-performing loans as a percentage of total loans were 1.61% and 1.40% at December 31, 2010 and December 31, 2009, respectively.

There were twenty-three loans totaling $7,583,305 in non-accrual status at December 31, 2010 and twenty-three loans at December 31, 2009 totaling $6,811,331. All of these loans have been identified as impaired according to Accounting Standards Codification 310, Receivables. A loan is considered impaired if it is probable that the lender will be unable to collect all amounts due under the contractual terms of the loan agreement. We have provided specific reserves for these loans in our allowance for loan loss of $612,433 at December 31, 2010, and $1,738,397 in

2009. We recognized interest income on these loans of $358,158 and $185,735 in 2010 and 2009, respectively. Our average recorded investment in impaired loans was $7,936,083 in 2010 and $8,587,351 in 2009.

There were ten loans for $1,130,816 on accrual status and past due 90 days or more at December 31, 2010 and one loan for $202,678 at December 31, 2009. There were four assets totaling $1,744,700 in other real estate held due to loan foreclosure on December 31, 2010 and eight assets totaling $2,115,700 on December 31, 2009.

There were two restructured loans at December 31, 2010 with an investment amount of $357,205 and a valuation allowance of $50,582, for a net value of $306,623. There were two restructured loans at December 31, 2009 with an investment amount of $699,240 and a valuation allowance of $161,240, for a net value of $538,000. One restructured loan recorded at December 31, 2009 with an investment amount of $466,658 and a valuation allowance of $110,658 for a net value of $356,000, had additional valuation adjustments totaling $131,000 applied to charge-offs during 2010, was foreclosed in November 2010 and is now included in our other real estate at a value of $225,000. One loan moved into restructured loans during 2010 with an investment amount of $124,623. No valuation adjustment to our investment in the loan was deemed necessary at December 31, 2010.

Table 12 - NONPERFORMING ASSETS

Amounts are in thousands, except ratios.

	December 31,
	2010	2009	2008	2007	2006
Nonaccruing loans:
Commercial	$1,393	$15	$126	$82	$—
Real estate
Construction	1,758	4,310	6,966	—	—
Residential (1-4 family)	3,496	2,132	339	—	—
Home equity Lines	757	354	75	—	—
Multifamily	—	—	—	—	—
Commercial	179	—	—	—	99
Consumers
Consumer and installment loans	—	—	—	—	—
Overdraft protection loans	—	—	—	—	—

Total nonaccruing loans	7,583	6,811	7,506	82	99

Loans past due 90 days and accruing interest:
Commercial	271	—	—	—	—
Real estate
Construction	241	—	—	—	—
Residential (1-4 family)	418	—	—	333	—
Home equity Lines	180	—	—	—	—
Multifamily	—	—	—	—	—
Commercial	—	203	—	—	—
Consumers
Consumer and installment loans	21	—	—	—	—
Overdraft protection loans	—	—	—	—	—

Total past due loans	1,131	203	—	333	—

Restructured loans
Commercial	182	182	—	—	—
Real estate
Construction	—	356	—	—	—
Residential (1-4 family)	125	—	—	—	—
Home equity Lines	—	—	—	—	—
Multifamily	—	—	—	—	—
Commercial	—	—	—	—	—
Consumers
Consumer and installment loans	—	—	—	—	—
Overdraft protection loans	—	—	—	—	—

	307	538	—	—	—

Foreclosed property	1,745	2,116	532	—	—

Total nonperforming assets	$10,766	$9,668	$8,038	$415	$99

Asset Quality Ratios:
Allowance for loan losses to period-end loans	1.62%	1.73%	1.59%	0.95%	1.01%
Allowance for loan losses to nonperforming loans	100.19%	123.15%	107.19%	958.07%	3267.68%
Nonperforming assets to total assets	1.30%	1.40%	1.35%	0.08%	0.02%

Table 13 - NON-PERFORMING LOANS

(in thousands)

	Non-Performing Loan Balances				Loan Loss Provision for Non-Performing Loans
	Loans 90 Days Past Due And Still Accruing	Nonaccrual Loans	Restructured Loans	Total Non-Performing Loans	Loan Loss Provision Provided	Loan Balance With Loan Loss Provision	Loan Balance Without Loan Loss Provision
December 31, 2010
Commercial	$271	$1,393	$182	$1,846	$69	$469	$1,377
Real estate
Construction	240	1,758	—	1,998	133	948	1,050
Residential (1-4 family)	419	3,496	125	4,040	127	523	3,517
Home equity lines	180	757	—	937	283	500	437
Multifamily	—	—	—	—	—	—	—
Commercial	—	179	—	179	—	—	179
Consumers
Consumer and installment loans	21	—	—	21	—	—	21
Overdraft protection loans	—	—	—	—	—	—	—

Total	$1,131	$7,583	$307	$9,021	$612	$2,440	$6,581

December 31, 2009
Commercial	$—	$15	$182	$197	$15	$15	$182
Real estate
Construction	—	4,310	356	4,666	1,063	3,427	1,239
Residential (1-4 family)	203	2,132	—	2,335	544	2,010	325
Home equity lines	—	354	—	354	116	101	253
Multifamily	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—
Consumers
Consumer and installment loans	—	—	—	—	—	—	—
Overdraft protection loans	—	—	—	—	—	—	—

Total	$203	$6,811	$538	$7,552	$1,738	$5,553	$1,999

Table 14 - NON-PERFORMING ASSETS

(in thousands)

	Total Non-Performing Loans	Other Real Estate Owned	Total
December 31, 2010
Commercial	$1,846	$—	$1,846
Real estate
Construction	1,998	1,190	3,188
Residential (1-4 family)	4,040	555	4,595
Home equity lines	937	—	937
Multifamily	—	—	—
Commercial	179	—	179
Consumers
Consumer and installment loans	21	—	21
Overdraft protection loans	—	—	—

Total	$9,021	$1,745	$10,766

December 31, 2009
Commercial	$197	$—	$197
Real estate
Construction	4,666	1,243	5,909
Residential (1-4 family)	2,335	873	3,208
Home equity lines	354		354
Multifamily	—	—	—
Commercial	—	—	—
Consumers
Consumer and installment loans	—	—	—
Overdraft protection loans	—	—	—

Total	$7,552	$2,116	$9,668

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

Table 15 presents the average balances of deposits and the average rates paid on those deposits for the past two years (in thousands).

Table 15 - DEPOSITS

(in thousands)

	2010		2009
	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits non-interest bearing	$90,498	0.00%	$73,978	0.00%
NOW accounts	24,432	0.26%	16,966	0.40%
Money market accounts	208,076	1.04%	127,724	1.25%
Savings accounts	22,348	0.74%	28,512	1.23%
Time deposits	278,597	1.83%	266,206	2.62%

	$623,951	1.20%	$513,386	1.75%

We are continually evaluating the mix of our deposit base (time deposits versus demand, money market and savings) in relation to our funding needs and current market conditions. Demand deposit products are an area of focus due to their low cost. Noninterest bearing demand deposits grew an average $16.5 million or 22.3% in 2010. Low-interest, now accounts increased an average of $7.5 million or 44.0%. In 2010, we participated in the Federal Deposit Insurance Transaction Account Guarantee Program, which provided that through December 31, 2010 our clients received unlimited coverage for balances in both their non-interest bearing and low interest bearing deposit accounts. This program expired December 31, 2010, but provisions of the Dodd-Frank Act provide separate unlimited coverage for non-interest bearing demand and Interest on Lawyer Trust Accounts (IOLTAs) until December 31, 2012.

Savings account balances declined an average $6.1 million or 21.6% in 2010 possibly due to migration to our money market account. Our money market account is a multi-tiered product offering better rates at higher deposit levels. It is a highly competitive product that offers more flexibility than time deposits with the benefit of rates comparable with short term time deposits. Money market balances have increased an average of $80.4 million or 62.9% in 2010 compared to 2009. We have chosen to focus on growth in our money market product in 2010 rather than growing time deposits because of their short term nature and the benefits this adds in managing maturities in our portfolio.

During 2010, we evaluated and simplified our array of existing consumer demand products into four basic products which, we believe, offer our clients services that fit their specific needs. In addition, we consolidated our money market products into two highly competitive products. These changes are aimed at building client relationships rather than single accounts. This goal has been further enhanced by price differentiation on our time deposits for clients and non-clients.

At December 31, 2010 our brokered time deposits to total deposits was 11.8% compare to 11.7% at December 31, 2009. Brokered time deposits are used primarily to fund our loans held for sale portfolio. Certificates of deposit of $100,000 or more are detailed in Table 16. More information on deposits is contained in Note 9 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K).

Certificates of deposit as of December 31, 2010 and 2009 in amounts of $100,000 and over were classified by maturity as follows:

Table 16 - CERTIFICATES OF DEPOSITS $100,000 AND OVER

(in thousands)

	December 31,
	2010			2009
	Combined	Core	Brokered	Combined	Core	Brokered
3 months or less	$78,070	$43,764	$34,306	$39,800	$35,175	$4,625
Over 3 through 6 months	48,964	19,890	29,074	33,101	33,101	—
Over 6 through 12 months	24,423	19,396	5,027	30,092	10,715	19,377
Over 12 months	38,234	22,810	15,425	77,188	38,507	38,930

	$189,691	$105,860	$83,832	$180,181	$117,498	$62,932

Although brokered deposits are purchased in large denomination transactions, the source of these deposits is in denominations of less than $100,000, providing us with a balance of stability and flexibility. In 2010 a provision of the Dodd-Frank Act permanently increased the level of Federal Deposit Insurance on all deposits to $250,000. As of December 31, 2010, our non-brokered deposits in excess of $250,000 totaled $29.6 million. Brokered deposits include Certificate of Deposit Account Registry Service (“CDARS”) deposits used primarily by municipal depositors to ensure full FDIC insurance protection. We had $38.0 million in municipal deposits in CDARS at December 31, 2010.

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

Cash, cash equivalents and federal funds sold totaled $27.4 million as of December 31, 2010, a decrease of $7.0 million from the year ended December 31, 2009. At December 31, 2010, cash, securities classified as available for sale and federal funds sold were $45.0 million or 5.8% of total earning assets, compared to $41.5 million or 6.4% of total earning assets at December 31, 2009.

We have additional sources of liquidity available to us including the capacity to borrow additional funds through several established arrangements. Further information on Borrowings is contained in Note 10 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K).

In the course of operations, due to fluctuations in loan and deposit levels, we occasionally find it necessary to purchase federal funds on a short-term basis. We maintain unsecured federal funds line arrangements with five other banks, which allow us to purchase funds totaling $34,500,000. These lines mature and reprice daily. No federal funds purchased existed at December 31, 2010 or December 31, 2009.

We also have access to the Federal Reserve Bank of Richmond’s discount window should a liquidity crisis occur. We have not used this facility in the past and consider it a backup source of funds.

We are a member of the Federal Home Loan Bank of Atlanta (“FHLB”) and as such, may borrow funds under a line of credit based on criteria established by the FHLB. This line of credit would allow us to borrow up to 30% of assets, or approximately $247.7 million, if collateralized, as of December 31, 2010. We currently pledge loans and investment securities to secure this line. Blanket liens pledged on certain designated loan portfolios amounted to $146.2 million at December 31, 2010 and $130.8 million at December 31, 2009. Additionally, investment securities with carrying values of $419 thousand at December 31, 2010 and $586 thousand at December 31, 2009 were pledged to secure any borrowings. Based on pledged collateral we had a line of $76.0 million at December 31, 2010. This line is reduced by $6.0 million, which has been pledged as collateral for public deposits. Should we ever desire to increase the line of credit beyond the 30% limit, the FHLB would allow borrowings of up to 40% of total assets once we met specific eligibility criteria. In February 2009, we negotiated an additional line of credit with FHLB that was secured by specific loans held for sale (“LHFS”). We pledge these loans, which have been sold to FHLB approved investors, as collateral. In return, we are allowed to borrow up to 70% of these loans for up to 120 days.

We had $1,475,387 of FHLB borrowings outstanding on our primary line and $28,806,814 outstanding on our LHFS line on December 31, 2010, and $29,575,335 outstanding on our primary line and $36,583,439 outstanding on our LHFS line as of December 31, 2009. We had $1,475,387 in a fixed-term advance contract outstanding on December 31, 2010. This advance, which was used to match-fund several amortizing longer-term fixed-rate loans, matures on September 28, 2015 and bears interest of 4.96% at December 31, 2010.

Advances on the LHFS line are re-priced daily. We had one advance outstanding on December 31, 2010. There was $28,806,814 outstanding on an original amount of $40,000,000 which was advanced on December 29, 2010.

CAPITAL RESOURCES

We review the adequacy of our capital on an ongoing basis with reference to the size, composition, and quality of our resources and consistent with regulatory requirements and industry standards. We seek to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses.

In November 2009, we raised a net of $18.4 million in capital through the sale of 800,000 shares of $5 par value, 7.80% Series B noncumulative convertible perpetual preferred stock, in a public offering. The stock carries a conversion feature for the stock holder for 3.125 shares of our Common Stock, which reflects an initial conversion price of $8.00 per share of Common Stock, subject to certain adjustments. Based upon the current market price of our Common Stock, this conversion feature is considered to be “in the money” for the stock holders of our 7.80% Series B noncumulative convertible perpetual preferred stock to convert their shares to 3.125 shares of our Common Stock. The stock also carries a conversion feature for the Company that allow us to exercise our conversion right if, for 20 trading days within any period of 30 consecutive trading days, the closing price of our Common Stock exceeds 130% of the then applicable conversion price of the Series B preferred stock. The stock has a liquidation preference of $25.00 per share plus an amount equal to the sum of all declared, accrued and unpaid dividends.

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

On July 5, 2006, we issued Trust Preferred Subordinated Notes in the amount of $10,000,000 through a private transaction. These notes, which are non-dilutive to common stock, may be included in Tier I capital for regulatory capital determination purposes. The notes have a LIBOR-indexed rate which adjusts, and is payable, quarterly. The rate on the notes at December 31, 2010 was 1.88%. In September 2009, we entered into an interest rate swap arrangement with PNC Bank of Pittsburgh to fix this rate at 4.86% for five years. The Trust Preferred Subordinated Notes may be redeemed at par beginning on September 30, 2011. This capital was used for general corporate purposes to support the continued growth.

On April 11, 2005, we announced an offering of a minimum of 414,900 shares and a maximum of 742,500 shares of common stock at a pre-established price of $8.78 per share. The offering ran until May 31, 2005 with the full 742,500 shares sold. This capital was used for general corporate purposes to support the continued growth.

The Federal Reserve, the Comptroller of the Currency and the Federal Deposit Insurance Bank adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. At December 31, 2010, the required minimum ratio of qualifying total capital to risk-weighted assets was 8%, of which 4% must be tier-one capital. Tier-1 capital includes stockholders’ equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. At December 31, 2010, our total risk-based capital ratio was 12.99%, which is well above the regulatory minimum of 8% and the well capitalized minimum of 10%.

All share and per share amounts are retroactively adjusted to reflect the stock dividend and splits.

Table 17 - REGULATORY CAPITAL

(Dollars in Thousands)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
As of December 31, 2010
Total Risk-Based Capital Ratio
Consolidated Company	$89,061	12.99%	$54,846	8.00%	N/A	N/A
Bank	$85,075	12.42%	54,820	8.00%	68,526	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)

Tier 1 Risk-Based Capital Ratio
Consolidated Company	$80,486	11.74%	$27,423	4.00%	N/A	N/A
Bank	$76,503	11.16%	27,410	4.00%	41,115	6.00%
(Tier 1 Capital to Risk-Weighted Assets)

Tier 1 Leverage Ratio
Consolidated Company	$80,486	9.35%	$34,424	4.00%	N/A	N/A
Bank	$76,503	8.89%	34,424	4.00%	43,030	5.00%
(Tier 1 Capital to Average Assets)

As of December 31, 2009
Total Risk-Based Capital Ratio
Consolidated Company	$83,988	14.23%	$47,222	8.00%	N/A	N/A
Bank	$65,580	11.11%	47,222	8.00%	59,028	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)

Tier 1 Risk-Based Capital Ratio
Consolidated Company	$76,585	12.97%	$23,625	4.00%	N/A	N/A
Bank	$58,177	9.85%	23,625	4.00%	35,438	6.00%
(Tier 1 Capital to Risk-Weighted Assets)

Tier 1 Leverage Ratio
Consolidated Company	$76,585	11.52%	$26,595	4.00%	N/A	N/A
Bank	$58,177	8.75%	26,595	4.00%	33,244	5.00%

OFF-BALANCE SHEET TRANSACTIONS

We enter into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. Our off-balance sheet transactions recognized as of December 31, 2010 were a letter of credit to secure public funds, commitments to extent credit and standby letters of credit.

Our letter of credit to secure public funds was from the Federal Home Loan Bank, and was for $6.0 million at December 31, 2010 and $5.0 million at December 31, 2009.

Commitments to extend credit and unfunded commitments under existing lines of credit amounted to $168.2 million at December 31, 2010 and $145.4 million at December 31, 2009, which represent legally binding agreements to lend to clients with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

Standby letters of credit are conditional commitments we issue guaranteeing the performance of a client to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At December 31, 2010 and December 31, 2009, we had $5.8 million and $5.4 million respectively, in outstanding standby letters of credit. We do not have any off-balance sheet subsidiaries or special purpose entities. There were no commitments to purchase securities at December 31, 2010 or December 31, 2009.

We and our subsidiaries have thirty non-cancellable leases for premises. Further information on lease commitments is contained in Note 5 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K).

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

Our critical accounting policies are listed below. A summary of our significant accounting policies is set forth in Note 1 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K).

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

IMPACT OF PROSPECTIVE ACCOUNTING STANDARDS

For discussion regarding the impact of new accounting standards, refer to Recent Accounting Pronouncements in Note 1 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K).

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on our balance sheet. The simulation model is prepared and updated four times each year. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon given a 400, 300, 200 and 100 basis point (bp) upward shift or a 100, or 200 basis point downward shift in interest rates. The model does simulations using two assumptions; a sudden or “shocked” one month shift in rates and a “ramped” parallel and pro rata shift in rates over a 12-month period. The following reflects the range of our net interest income sensitivity analysis and Market Value of Portfolio Equity Sensitivity as of December 31, 2010.

All of the results in the net interest income met the approved policy limits of our Asset Liability Management Policy with the exception of the shocked assumption for a downward shift of 200 basis points. The results of changes in Market Value of Portfolio Equity Sensitivity indicate that downward shifts of 200 basis points under both assumptions would yield results that were not within the approved limits. We continue to focus its efforts on complying with approved limits.

Table 18 - CHANGE IN NET INTEREST INCOME AND

MARKET VALUE OF PORTFOLIO EQUITY

SHOCKED

Change in Interest Rates(1)	Changes in Net Interest Income (2)		Changes in Market Value of Portfolio Equity (3)
	Amount	Percent	Amount	Percent

Up 4%	$3,310	10.20%	$(831)	(0.87)%
Up 3%	2,180	6.71	98	0.10
Up 2%	1,075	3.31	514	0.54
Up 1%	298	0.92	502	0.52
Down 1%	(389)	(1.20)	(3,603)	(3.75)
Down 2%	(2,155)	(6.64)	(10,079)	(10.49)

RAMPED

Change in Interest Rates(1)	Changes in Net Interest Income (2)		Changes in Market Value of Portfolio Equity (3)
	Amount	Percent	Amount	Percent

Up 4%	$1,508	4.64%	$784	0.82%
Up 3%	1,414	4.36	877	0.91
Up 2%	986	3.04	829	0.86
Up 1%	322	0.99	569	0.59
Down 1%	(381)	(1.17)	(3,630)	(3.78)
Down 2%	(1,424)	(4.39)	(10,158)	(10.57)

(1)	Our simulation model makes assumptions including the slope and timing of rate increases, the rates that drive certain financial instruments, prepayment assumption, etc.
(2)	Represents the difference between estimated net interest income for the next 12 months in the current rate environment.
(3)	Represents the difference between market value of portfolio equity in the current interest rate environment.

At the end of 2010, our interest rate risk model indicated that over a 12 month period, in a rising rate environment under both a “shocked” and “ramped” simulation increases in interest rates of 100 basis points could increase net interest income close to 1.0% on average, and a 200 basis point rate increase could increase net interest income over 3.0% on average. For the same time period the interest rate risk model indicated that in a declining rate environment of 100 basis points under both a “shocked” and ramped” simulations over a 12 month period net interest income could decrease by 1.1% on average. While these numbers are subjective based upon the parameters used within the model, management believes the balance sheet is poised for improved profitability in a rising rate environment.

In 2010 our balance sheet grew by $136.0 million. Deposit inflows, primarily in the form of money market accounts and demand deposit accounts have provided the funding for the growth in the loan portfolio. Overall, we continue to have moderate interest rate risk to falling interest rates. Based upon our final 2010 simulation, we could expect an average positive impact to net interest income of between $986,000 and $1,075,000, depending on the rate of rise, over the next 12 months if rates increased a total of 200 basis points. If rates were to decline 200 basis points, we could expect an average negative impact to net interest income of between $1.4 million and $2.2 million depending on the rate of decline, over the next 12 months.

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

Management assessed our internal controls over financial reporting as of December 31, 2010. This assessment was based on criteria established in Internal Controls – Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, internal control effectiveness may vary over time.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

/s/ Brad E. Schwartz
Brad E. Schwartz
Chief Executive Officer

/s/ Lynette P. Harris
Lynette P. Harris
Executive Vice President and Chief Financial Officer

March 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Monarch Financial Holdings, Inc. and Subsidiary

We have audited the accompanying consolidated statements of condition of Monarch Financial Holdings, Inc. and Subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended. Monarch Financial Holdings, Inc. and Subsidiary’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monarch Financial Holdings, Inc. and Subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Goodman & Company, LLP

Norfolk, Virginia

March 28, 2011

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
	2010	2009
ASSETS:
Cash and due from banks	$14,733,974	$17,129,674
Interest bearing bank balances	10,150,773	2,541,566
Federal funds sold	2,491,000	14,680,000

Total cash and cash equivalents	27,375,747	34,351,240

Investment securities available-for-sale, at fair value	17,601,718	7,189,930
Loans held for sale	175,388,356	78,997,713

Loans held for investment, net of unearned income	558,868,227	537,700,175
Less: allowance for loan losses	(9,037,800)	(9,300,000)

Loans, net	549,830,427	528,400,175

Property and equipment, net	20,841,486	8,973,042
Restricted equity securities	8,692,450	7,019,700
Bank owned life insurance	7,335,473	7,049,552
Goodwill	775,000	775,000
Intangible assets	639,883	818,455
Other assets	17,102,205	15,994,236

Total assets	$825,582,745	$689,569,043

LIABILITIES:
Deposits:
Demand deposits - non-interest bearing	$97,654,595	$76,168,818
Demand deposits - interest bearing	32,346,048	19,670,588
Savings deposits	19,348,291	22,812,721
Money market deposits	283,271,306	157,308,562
Time deposits	273,041,337	264,078,199

Total deposits	705,661,577	540,038,888

Borrowings:
Trust preferred subordinated debt	10,000,000	10,000,000
Federal Home Loan Bank advances	30,282,201	66,158,774

Total borrowings	40,282,201	76,158,774

Other liabilities	7,905,470	5,356,227

Total liabilities	753,849,248	621,553,889

STOCKHOLDERS’ EQUITY:
Preferred stock, $5 par value, 1,185,300 shares authorized; none issued	—	—
Noncumulative perpetual preferred stock, series B, liquidation value of $20.0 million, $5 par value; 800,000 shares authorized, issued and outstanding	4,000,000	4,000,000
Cumulative perpetual preferred stock, series A, liquidation value of $14.7 million, no par value; 14,700 shares authorized, issued and outstanding	—	—
Common stock, $5 par value: 20,000,000 shares authorized; issued and outstanding - 5,969,039 and 5,865,534 shares, respectively	29,845,195	29,327,670
Additional paid-in capital	22,131,351	22,383,274
Retained earnings	15,925,106	12,360,292
Accumulated other comprehensive loss	(333,247)	(162,939)

Total Monarch Financial Holdings, Inc. stockholders’ equity	71,568,405	67,908,297
Noncontrolling interest	165,092	106,857

Total equity	71,733,497	68,015,154

Total liabilities and stockholders’ equity	$825,582,745	$689,569,043

The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009
Interest income:
Interest and fees on loans	$38,935,466	$32,160,603
Interest on investment securities	185,548	234,890
Interest on federal funds sold	30,918	18,694
Dividends on equity securities	114,692	101,306
Interest on other bank accounts	6,209	2,166

Total interest income	39,272,833	32,517,659

Interest expense:
Interest on deposits	7,490,038	8,987,757
Interest on trust preferred subordinated debt	492,750	328,066
Interest on borrowings	814,766	1,105,335

Total interest expense	8,797,554	10,421,158

Net interest income	30,475,279	22,096,501

Provision for loan losses	8,639,292	5,183,747

Net interest income after provision for loan losses	21,835,987	16,912,754

Non-interest income:
Mortgage banking income	50,505,562	32,476,932
Investment and insurance commissions	289,730	749,422
Service charges and fees	1,637,364	1,501,690
Gain on sale of assets	22,073	302,269
Other	1,048,659	603,944

Total noninterest income	53,503,388	35,634,257

Non-interest expenses:
Salaries and employee benefits	18,642,537	15,398,687
Commissions	27,421,538	15,434,051
Occupancy expenses	3,480,682	2,526,652
Furniture and equipment expenses	1,632,558	1,344,398
Data processing services	896,075	781,681
Loan origination expenses	6,201,615	3,798,963
FDIC insurance	1,077,579	1,290,073
Other	6,230,272	4,459,839

Total noninterest expenses	65,582,856	45,034,344

Income before income taxes	9,756,519	7,512,667

Income tax provision	(3,544,532)	(2,452,970)

Net income	6,211,987	5,059,697
Less: Net income attributable to noncontrolling interest	(262,596)	(204,025)

Net income attributable to Monarch Financial Holdings, Inc.	$5,949,391	$4,855,672

Preferred stock dividend and accretion of preferred stock discount	1,560,000	1,062,964

Net income available to common stockholders	$4,389,391	$3,792,708

Basic net income per share	$0.77	$0.67
Diluted net income per share	$0.75	$0.66

The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Preferred	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Interest	Total
Balance - December 31, 2008	5,735,007	$28,675,035	$8,065,602	$14,481,383	$8,528,094	$27,302	$111,274	$59,888,690

Comprehensive income:
Net income for year ended December 31, 2009					4,855,672		204,025	5,059,697
Other comprehensive income:
Change in unrealized loss on interest rate swap						(197,143)		(197,143)
Change in unrealized gain on securities available-for-sale, net of reclassification adjustment and income taxes						6,902		6,902

Total comprehensive income								4,869,456

Stock-based compensation expense net of forfeitures and income tax benefit	69,420	347,100	(17,419)					329,681
Stock options exercised, including tax benefit from exercise of options	61,107	305,535	(33,515)					272,020
Accretion of discount on Series A cumulative perpetual preferred stock			(39,490)	218,617	(179,127)			—
Redemption of Series A cumulative perpetual preferred stock				(14,700,000)				(14,700,000)
Issuance of Series B noncumulative perpetual preferred stock			14,408,096	4,000,000				18,408,096
Cash dividend declared on Series A cumulative perpetual preferred stock (5%)					(718,667)			(718,667)
Cash dividend declared on Series B noncumulative perpetual preferred stock (7.8%)					(125,680)			(125,680)
Distributions to noncontrolling interests							(208,442)	(208,442)

Balance - December 31, 2009	5,865,534	$29,327,670	$22,383,274	$4,000,000	$12,360,292	$(162,939)	$106,857	$68,015,154

Comprehensive income:
Net income for year ended December 31, 2010					5,949,391		262,596	6,211,987
Other comprehensive income:
Change in unrealized loss on interest rate swap						(213,244)		(213,244)
Change in unrealized gain on securities available-for-sale, net of reclassification adjustment and income taxes						42,936		42,936

Total comprehensive income								6,041,679

Stock-based compensation expense net of forfeitures and income tax benefit	74,400	372,000	(23,897)					348,103
Stock options exercised, including tax benefit from exercise of options	29,105	145,525	31,974					177,499
Redemption of warrants on series A cumulative perpetual preferred stock			(260,000)					(260,000)
Cash dividend declared on Series B noncumulative perpetual preferred stock (7.8%)					(1,560,000)			(1,560,000)
Cash dividend declared on common stock					(824,577)			(824,577)
Contributions from noncontrolling interests							73,500	73,500
Distributions to noncontrolling interests							(277,861)	(277,861)

Balance - December 31, 2010	5,969,039	$29,845,195	$22,131,351	$4,000,000	$15,925,106	$(333,247)	$165,092	$71,733,497

The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009
Operating activities:
Net income	$6,211,987	$5,059,697
Adjustments to reconcile to net cash from operating activities:
Provision for loan losses	8,639,292	5,183,747
Depreciation	1,343,270	1,002,032
Accretion of discounts and amortization of premiums, net	23,090	13,657
Deferral of loan costs, net of deferred fees	246,929	(26,178)
Amortization of intangible assets	178,572	178,572
Stock-based compensation	348,103	329,681
Appreciation of bank-owned life insurance	(285,921)	(261,853)
Loss (income) from rate lock commitments	300,854	(158,756)
Net gain on disposition of property and equipment	(22,073)	(302,269)
Net (gain) loss on sale of other real estate	(103,095)	41,844
Amortization of deferred gain	(163,450)	(163,452)
Changes in:
Loans held for sale	(96,390,643)	(24,628,498)
Interest receivable	(263,943)	(13,746)
Other assets	(1,322,897)	(3,927,791)
Other liabilities	2,195,162	2,158,891

Net cash from operating activities	(79,064,763)	(15,514,422)

Investing activities:
Purchases of available-for-sale securities	(15,820,723)	(4,012,250)
Proceeds from maturities and calls of held-to-maturity securities	—	500,000
Proceeds from sales and maturities of available-for-sale securities	5,450,900	2,666,038
Proceeds from sale of other real estate	5,356,487	2,257,801
Loan originations, net of principal repayments	(35,198,866)	(40,088,297)
Purchases of premises and equipment	(13,193,330)	(1,588,644)
Purchase of restricted equity securities, net of redemptions	(1,672,750)	(3,444,250)

Net cash from investing activities	(55,078,282)	(43,709,602)

Financing activities:
Net increase (decrease)in noninterest-bearing deposits	21,485,777	(2,725,302)
Net increase in interest-bearing deposits	144,136,912	46,678,395
Cash dividends paid on preferred stock	(1,560,000)	(844,347)
Cash dividends paid on common stock	(824,577)	—
Net decrease in federal funds purchased	—	(385,000)
Net proceeds (repayments) of FHLB advances	(35,876,573)	38,483,502
Distributions, net of contributions to noncontrolling interests	(117,730)	(208,442)
Proceeds from issuance of perpetual preferred stock	—	18,408,096
Proceeds from issuance of common stock	183,743	272,020
Repurchase of perpetual preferred stock	—	(14,700,000)
Redemption of stock warrants	(260,000)	—

Net cash from financing activities	127,167,552	84,978,922

CHANGE IN CASH AND CASH EQUIVALENTS	(6,975,493)	25,754,898
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	34,351,240	8,596,342

CASH AND CASH EQUIVALENTS AT END OF YEAR	$27,375,747	$34,351,240

SUPPLEMENTAL SCHEDULES AND CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and other borrowings	$8,808,980	$10,487,214
Income taxes	$3,129,028	$3,250,000
Loans transferred to foreclosed real estate during the year	$5,617,450	$3,657,662
Loans to facilitate the sale of real estate	$2,290,057	$1,777,500

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

Cash and Cash Equivalents: We define cash and cash equivalents to include currency, balances due from banks (including non-interest bearing and interest bearing deposits) and federal funds sold. We are required to maintain certain reserve balances with the Federal Reserve Bank. These required reserves were $3.5 million at December 31, 2010 and $4.7 million at December 31, 2009.

Investment Securities: Investments classified as available-for-sale are stated at fair value with unrealized holding gains and losses excluded from earnings and reported, net of deferred tax, as a component of other comprehensive income until realized. Investments in debt securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Management has a positive intent and ability to hold these securities to maturity and, accordingly, adjustments are not made for temporary declines in their fair value below amortized cost.

Gains and losses on the sale of securities are determined using the specific identification method. Other-than-temporary declines in the fair value of individual available-for-sale and held-to-maturity securities below their cost, if any, are included in earnings as realized losses.

Loans Held for Sale: Loans originated and intended for sale in the secondary market are carried at estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through charges to income.

Loans: Loans are reported at their recorded investment, which is the principal outstanding balance plus accrued interest and net of charge-offs, deferred loan fees and costs on originated loans, unearned income, and unamortized premiums or discounts, if any, on purchased loans. Interest income is recognized over the term of the loan and is calculated using the simple-interest method on principal amounts outstanding.

Deferred Loan Fees and Costs: Certain fees and costs associated with loan originations are recognized as an adjustment to interest income and straight-lined over the contractual life of the loans.

Allowance for Loan Losses: The allowance for loan losses reflects management’s judgment of probable losses inherent in the portfolio at the balance sheet date. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal and/or interest when due, according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

The establishment of the allowance for loan losses relies on a consistent process that requires multiple layers of management review and judgment and responds to changes in economic conditions, client behavior, and collateral value, among other influences. Management uses a disciplined process and methodology to establish the allowance for loan losses on a monthly basis. To determine the total allowance for loan losses, the Company estimates the reserves needed for each segment of the portfolio, including loans analyzed on a pooled basis and individually.

The allowance for loan losses consists of amounts applicable to: (i) the commercial loan portfolio; (ii) the real estate loan portfolio; (iii) the consumer loan portfolio. Loans are pooled by risk segment and losses are modeled utilizing metrics such as risk rating, historical experience, known and inherent risks, and quantitative techniques which management has determined fit the characteristics of that segment. Additionally, loans that have been specifically identified as a credit risk due to circumstances that may affect the ability of the borrower to repay interest and/or principal are analyzed on an individual basis. Adverse circumstances may include loss of repayment source, deterioration in the estimated value of collateral, elevated trends of delinquencies, and charge-offs.

We evaluate the adequacy of the allowance for loan losses monthly in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. From time to time, events or economic factors may affect the loan portfolio, causing management to provide additional amounts to or release balances from the allowance for loan losses. The Company’s allowance for loan losses is sensitive to risk ratings assigned to individually evaluated loans, economic assumptions, and delinquency trends driving statistically modeled reserves. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for losses on loans. Such agencies may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

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

Loan Charge-off Policies: Our loan charge-off policy delineates between secured and unsecured loans in addition to consumer, residential real estate, and commercial and construction loans.

•

Unsecured loans are to be charged-off when they become 120 days delinquent or when it is determined that the debt is uncollectible, whichever comes first. Overdrafts are to be charged-off when it is determined a recovery is not likely or the overdraft becomes 90 days old, whichever comes first.

•

Secured consumer loans, except those secured by the borrower’s primary or secondary residence, are to be charged-off or charged-down to net recoverable value of collateral on or before becoming 120 days past due, or whenever collection is doubtful, whichever comes first.

•

Residential real estate loans are to be charged-off when they become 365 days delinquent. Home equity and improvement loans are to be reviewed before they become 180 days past due and are to be charged off unless they are well-secured and in process of collection.

•

Charge-offs on commercial, commercial real estate and constructions loans are to be taken promptly upon determination that all or a portion of any loan balance is uncollectible. A loan is considered uncollectible when the borrower is delinquent in principal or interest repayment and: a) the loan becomes 90 days past due, b) the borrower is unlikely to have the ability to pay the debt in a timely manner, c) the collateral value of the securing asset is insufficient to cover the outstanding indebtedness, and/or d) the guarantors do not provide adequate support for the debt.

•

Charge-offs are to be taken immediately on any loan graded a “9” or being considered statutory bad debt. Statutory bad debt exists when interest on a loan is past due and unpaid for six months and the loan is not well secured and in process of collection.

Income Recognition on Impaired and Nonaccrual Loans: Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal and/or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful, or is partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual, if repayment in full of principal and/or interest is in doubt.

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

Other Real Estate Owned: Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the fair value less estimated selling costs at the date of foreclosure. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell. Property held and used is considered impaired when the carrying amount of a property exceeds its fair value. Any impairment would be charged to operations. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.

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

Restricted Equity Securities: As a requirement for membership, we invest in the stock of the Federal Home Loan Bank of Atlanta (“FHLB”), Community Bankers Bank (“CBB”), and the Federal Reserve Bank (“FRB”). These investments are carried at cost. Due to the redemption provisions of these entities, we estimated that fair value approximates cost and that these investments were not impaired at December 31, 2010.

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

On June 15, 2010 we began participating in a “mandatory” delivery program for mortgage loans. Prior to that date we managed our interest rate risk on mortgage loans by locking the interest rate for each loan with our correspondent investors and borrowers at the same time, which is a “best efforts” delivery system. Under the “mandatory” delivery system, loans with interest rate locks are paired with the sale of a notional security bearing similar attributes. Interim income or loss on the pairing of the loans and securities is recorded in mortgage banking income on our income statement. In addition, at the time the loan is delivered to an investor, matched securities are repurchased and a gain or loss on the pairing is recorded in mortgage banking income on our income statement. At December 31, 2010, management elected to limit our exposure to this form of delivery to $50 million in outstanding loans.

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

	2010	2009

Unrealized holding gains on securities available for sale arising during the period	$65,055	$10,458
Plus reclassification adjustments for losses included in income	—	—

Total other comprehensive income before income tax expense	65,055	10,458
Less income tax expense	(22,119)	(3,556)

Net unrealized gains	$42,936	$6,902

Unrealized holding losses on interest rate swap arising during the period	$(213,244)	$(197,143)

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

Prior to January 1, 2006, we accounted for the Monarch Bank 1999 Incentive Stock Option (the “99ISO”) plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Under the terms of that standard, no stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the fair value of the underlying common stock on the date of the grant. On January 1, 2006, we adopted Accounting Standards Codification (“ASC”) 718-10, that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. ASC 718-10 eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The amendments in this ASU temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of the new guidance is not expected to have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of the new guidance is not expected to have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of the new guidance is not expected to have a material impact on our consolidated financial statements.

The SEC has issued Final Rule No. 33-9002, Interactive Data to Improve Financial Reporting, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

On September 17, 2010, the SEC issued Release No. 33-9144, “Commission Guidance on Presentation of Liquidity and Capital Resources Disclosures in Management’s Discussion and Analysis.” This interpretive release is intended to improve discussion of liquidity and capital resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to facilitate understanding by investors of the liquidity and funding risks facing the registrant. This release was issued in conjunction with a proposed rule, “Short-Term Borrowings Disclosures,” that would require public companies to disclose additional information to investors about their short-term borrowing arrangements. Release No. 33-9144 was effective on September 28, 2010. The additional disclosure required by this release has not had a material impact on our consolidated financial statement.

On September 15, 2010, the SEC issued Release No. 33-9142, “Internal Control Over Financial Reporting In Exchange Act Periodic Reports of Non-Accelerated Filers.” This release issued a final rule adopting amendments to its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002 (SOX), as added by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act. SOX Section 404(c) provides that Section 404(b) shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Release No. 33-9142 was effective September 21, 2010. We are a smaller reporting company and as such, SOX Section 404(b) does not apply to any audit report prepared on our consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures will be required for periods beginning on or after December 15, 2010. We have included the required disclosures in our consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective immediately. The adoption of the new guidance did not have a significant impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a significant impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing Securities and Exchange Commission (SEC) guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a significant impact on our consolidated financial statements.

In June 2009, the FASB issued new guidance relating to variable interest entities. The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into the Accounting Standards Codification (Codification) in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 was effective as of January 1, 2010. ASU 2009-17 and ASU 2010-02 update the codification for SFAS 167. The adoption of the new guidance did not have a significant impact on our consolidated financial statements.

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” was adopted into the Codification in December 2009 through the issuance of ASU 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 was effective for transfers on or after January 1, 2010. The adoption of the new guidance did not have a significant impact on our consolidated financial statements.

NOTE 2 – INVESTMENT SECURITIES

Securities available-for-sale consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
U.S. government agency obligations	$16,581,900	$85,272	$—	$16,667,172
Mortgage-backed securities	402,937	16,404	—	419,341
Corporate debt securities	500,000	15,205	—	515,205

	$17,484,837	$116,881	$—	$17,601,718

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009
U.S. government agency obligations	$6,034,268	$63,017	$(14,640)	$6,082,645
Mortgage-backed securities	603,837	18,548	(12,465)	609,920
Corporate debt securities	500,000	—	(2,635)	497,365

	$7,138,105	$81,565	$(29,740)	$7,189,930

No held-to-maturity securities existed at December 31, 2010 or December 31, 2009.

The amortized cost and fair value of securities by contractual maturity date at December 31, 2010 are as follows:

Securities available-for-sale:

	Amortized Cost	Fair Value
Due in one year or less	$11,011,060	$11,035,540
Due from one to five years	6,248,419	6,329,917
Due from five to ten years	—	—
Due after ten years	225,358	236,261

Total	$17,484,837	$17,601,718

There were no gross unrealized losses in our securities portfolio at December 31, 2010. If we were to have unrealized losses in our securities portfolio, we have the ability to carry such investments to the final maturity of the instruments. There were no losses related to other-than-temporarily impaired investments recognized in accumulated other comprehensive income at December 31, 2010 or December 31, 2009.

All of our mortgage-backed securities are government agency issued. The carrying value of our government agency issued mortgage backed securities was $402,937 or 100% of the total mortgage-backed securities at December 31, 2010 and $585,597 or 96% at December 31, 2009.

Securities with carrying values of $6,101,096 and $5,178,882 were pledged to secure treasury tax and loan, public deposits and borrowings from the Federal Home Loan Bank of Atlanta at December 31, 2010 and 2009, respectively.

There were no gross realized gains or losses on available-for-sale securities in either 2010 or 2009. Proceeds from maturities, sales and calls of investment securities were $5,450,900 and $3,166,038 for 2010 and 2009, respectively.

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following at December 31:

	2010	2009
Commercial	$86,633,856	$71,471,602
Real estate
Construction	119,881,034	131,197,358
Residential (1-4 family)	84,822,652	87,745,998
Home equity lines	81,013,642	80,953,044
Multifamily	20,959,832	16,126,260
Commercial	162,541,959	146,777,239

Real estate subtotal	469,219,119	462,799,899

Consumers
Consumer and installment loans	2,937,347	3,105,636
Overdraft protection loans	66,647	64,851

Loans to individuals subtotal	3,003,994	3,170,487

Total gross loans	558,856,969	537,441,988
Allowance for loan losses	(9,037,800)	(9,300,000)

Loans net of allowance for loan losses	549,819,169	528,141,988

Unamortized loan costs, net of deferred fees	11,258	258,187

Total net loans	$549,830,427	$528,400,175

We have certain lending policies and procedures in place that are designed to balance loan growth and income with an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, credit concentrations, policy exceptions, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, we examine current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and normally incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation or sale of the income producing property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type. This diversity helps reduce our exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on purpose, collateral, geography, cash flow, loan to value and risk grade criteria. As a general rule, we avoid financing special purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-

owner occupied loans. At December 31, 2010, approximately 58% of the outstanding principal balance of our commercial real estate loans portfolio was secured by owner-occupied properties.

With respect to loans to developers and builders that are secured by non-owner occupied properties that we may originate from time to time, we generally require the borrower to have an existing relationship with the company and a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, supply and demand, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Consumer and residential loan originations utilize analytics to supplement the underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed. This monitoring, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend, sensitivity analysis, shock analysis and outlook reports are reviewed by management on a regular basis. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage of 80%, collection remedies, the number of such loans a borrower can have at one time and documentation requirements.

We perform periodic reviews on various segments of our loan portfolio in addition to presenting the majority of our loan relationships for loan committee review. We utilize an independent company to perform a periodic review to evaluate and validate our credit risk program. Results of these reviews are presented to management and our board. Additionally, we are subject to annual examination by our regulators. We were most recently examined by the Federal Reserve Bank of Richmond in the fourth quarter of 2010. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as our policies and procedures.

We have an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. Loans within our portfolio are divided into three classes; commercial, real estate, and consumer. Loans within the commercial and real estate classes are evaluated on an individual or relationship basis and assigned a risk grade based on the characteristics of the loan or relationship. Loans within the consumer class are assigned risk grades and evaluated as a pool, unless specifically identified through delinquency or other signs of credit deterioration, at which time the identified loan would be individually evaluated.

There are nine numerical risk grades which are assigned to loans. These numeric designations represent, from best to worst: minimal, modest, average, acceptable, acceptable with care, special mention, substandard, doubtful and loss. These risk grades are defined as follows:

1.	Minimal – A loan to a borrower of unquestionable financial strength.

2.	Modest – A loan to a borrower with a favorable track record and solid financial condition.

3.	Average – A loan to a borrower exhibiting mostly favorable characteristics, but may be moderately leveraged, moderately liquid or presents an inconsistent operating performance.

4.	Acceptable – A loan to a borrower exhibiting mostly favorable characteristics, but requires closer monitoring because of complexity, information deficiencies, emerging signs of weakness or non-standard terms.

5.	Acceptable with care – A loan to a borrower who is performing favorably but displays a potential weakness that constitutes an undue credit risk.

6.	Special mention – A loan to a borrower who has the capacity to perform but has certain characteristics that require continual supervision and attention from the lender.

7.	Substandard – A loan with a well defined weakness which jeopardizes the orderly liquidation of debt.

8.	Doubtful – A loan with a well defined weakness that renders full liquidation of the debt improbable.

9.	Loss – A loan that is considered uncollectible and of such limited market value that the continued maintenance of the loan as an asset of the Bank is not warranted.

A loan risk graded as loss is generally charged-off when identified. A loan risk graded as doubtful is considered “watch list” and classified as nonaccrual. We did not have any loans in our portfolio classified as doubtful or loss on December 31, 2010 or December 31, 2009. Special mention and substandard loans are considered watch list risk grades and may or may not be classified as nonaccrual, based on current performance. Watch list graded loans or relationships are evaluated individually to determine if all, or a portion of our investment in the borrower, is at risk. If a risk is quantified, a specific loss allowance will be assigned to the identified loan or relationship. We evaluate our investment in the borrower using either the present value of expected future cash flows, discounted at the historical effective interest rate of the loan, or for a collateral-dependent loan, the fair value of the underlying collateral. Special mention loans, which do not appear to be impaired, are included in the “satisfactory” risk grade groups.

“Satisfactory” loans with a risk rating of modest to acceptable with care, along with the special mention loans having lower risk profiles, are assigned an expected loss factor. This loss factor, which is multiplied by the outstanding principal within each risk grade to arrive at an overall loss estimate, is based on a three-year moving average “look-back” at our historical losses.

Additional metrics, in the form of environmental risk factors, may be applied to a specific class or risk grade of loans within the portfolio based on local or national trends, identifiable events or other economic factors. At December 31, 2010, four environmental factors were applied to the general risk grade groups. The first environmental factor was applied to our real estate construction loans due to the concentration in our portfolio. The second environmental factor was applied to our home equity lines based on delinquency rates. The third environmental factor was applied all “satisfactory” loans based on economic conditions, including local unemployment and gross regional product. The final environmental factor was applied to all “satisfactory” loans based on trends in our nonperforming assets. The assumptions used to determine the allowance are reviewed to ensure that their theoretical foundation, data integrity, computational processes, and reporting practices are appropriate and properly documented.

We utilize various sources in assessing the economic conditions in our target markets and areas of concentration. We track unemployment trends in both Hampton Roads and Virginia compared to the national average. We monitor trends in our industry and among our peers through reports such as the Uniform Bank Performance Report which are made available to us through the Federal Financial Institutions Examination Council. Additionally, we utilize various industry sources that include information published by CB Richard Ellis, an international firm specializing in commercial real estate reporting and CoStar Group, a provider of commercial real estate information and analytics to monitor local, state and national trends.

We evaluate the adequacy of our allowance for loan losses monthly. A degree of imprecision or uncertainty is inherent in our allowance estimates because it requires that we incorporate a range of probable outcomes which may change from period to period. It requires that we exercise judgment as to the risks inherent in our portfolios, economic uncertainties, historical loss and other subjective factors, including industry trends. No single statistic or measurement determines the adequacy of the allowance for loan loss. Changes in the allowance for loan loss and the related provision expense can materially affect net income.

A summary of our loan portfolio by class and risk grade as of December 31, 2010 and December 31, 2009 is as follows:

	2010								Weighted Average Risk Grade
	Satisfactory					Watchlist
	Minimal Risk Grade 1	Modest Risk Grade 2	Average Risk Grade 3	Acceptable Risk Grade 4	Acceptable with Care Risk Grade 5	Special Mention Risk Grade 6	Substandard Risk Grade 7	Total

Commercial	$232,110	$731,667	$14,771,833	$53,992,867	$7,023,210	$8,038,429	$1,843,740	$86,633,856	4.14
Real estate
Construction	—	1,225,329	32,697,778	47,661,653	13,651,344	5,643,773	19,001,157	119,881,034	4.39
Residential (1-4 family)	—	—	4,579,850	54,014,031	9,590,337	5,946,666	10,691,768	84,822,652	4.58
Home equity lines	—	—	6,764,301	61,480,769	7,225,278	1,830,661	3,712,633	81,013,642	4.19
Multifamily	—	—	14,820,350	2,166,220	416,693	3,556,569	—	20,959,832	3.65
Commercial	—	6,220,892	32,511,650	95,506,961	23,663,549	3,444,500	1,194,407	162,541,959	3.93

Real estate subtotal	—	7,446,221	91,373,929	260,829,634	54,547,201	20,422,169	34,599,965	469,219,119	4.20

Consumers
Consumer and installment loans	—	—	656,918	1,902,223	147,654	62,182	168,370	2,937,347	4.04
Overdraft protection loans	—	—	19,896	33,738	6,003	7,010	—	66,647	4.00

Loans to individuals subtotal	—	—	676,814	1,935,961	153,657	69,192	168,370	3,003,994	4.04

Total gross loans	$232,110	$8,177,888	$106,822,576	$316,758,462	$61,724,068	$28,529,790	$36,612,075	$558,856,969	4.19

	2009								Weighted Average Risk Grade
	Satisfactory					Watchlist
	Minimal Risk Grade 1	Modest Risk Grade 2	Average Risk Grade 3	Acceptable Risk Grade 4	Acceptable with Care Risk Grade 5	Special Mention Risk Grade 6	Substandard Risk Grade 7	Total
Commercial:	$28,566	$3,001,857	$25,040,580	$28,237,006	$7,569,411	$4,830,405	$2,763,777	$71,471,602	3.92
Real estate
Construction	—	—	21,947,608	60,613,644	18,307,549	8,789,744	21,532,966	131,191,511	4.60
Residential (1-4 family)	—	—	9,449,245	48,090,232	22,269,563	—	7,936,958	87,745,998	4.42
Home equity lines	—	—	9,594,833	61,819,102	4,528,774	1,666,123	3,344,212	80,953,044	4.10
Multifamily	—	—	10,486,802	2,468,633	49,121	3,121,704	—	16,126,260	3.74
Commercial	—	209,091	40,867,170	72,173,512	27,751,282	3,795,009	1,981,175	146,777,239	4.00

Real estate subtotal	—	209,091	92,345,658	245,165,123	72,906,289	17,372,580	34,795,311	462,794,052	4.26

Consumers
Consumer and installment loans	—	—	602,122	2,151,445	309,073	42,996	5,847	3,111,483	3.94
Overdraft protection loans	—	—	49,880	14,189	782	—	—	64,851	3.24

Loans to individuals subtotal	—	—	652,002	2,165,634	309,855	42,996	5,847	3,176,334	3.92

Total gross loans	$28,566	$3,210,948	$118,038,240	$275,567,763	$80,785,555	$22,245,981	$37,564,935	$537,441,988	4.21

An aging of our loan portfolio by class as of December 31, 2010 and December 31, 2009 is as follows:

Age Analysis of Past Due Loans
2010	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Recorded Investment > 90 days and Accruing
Commercial	$231,500	$446,484	$1,284,790	$1,962,774	$84,671,082	$270,728
Real estate
Construction	—	—	1,998,424	1,998,424	117,882,610	240,672
Residential (1-4 family)	333,562	—	2,274,052	2,607,614	82,215,038	418,608
Home equity lines	265,139	1,477,353	437,542	2,180,034	78,833,608	179,992
Multifamily	—	—	—	—	20,959,832	—
Commercial	114,925	—	—	114,925	162,427,034	—

Real estate subtotal	713,626	1,477,353	4,710,018	6,900,997	462,318,122	839,272

Consumers
Consumer and installment loans	159,755	—	20,816	180,571	2,756,776	20,816
Overdraft protection loans	—	—	—	—	66,647	—

Loans to individuals subtotal	159,755	—	20,816	180,571	2,823,423	20,816

Total gross loans	1,104,881	1,923,837	6,015,624	9,044,342	549,812,627	1,130,816

2009
Commercial:	$60,874	$—	$15,000	$75,874	$71,395,728	$—
Real estate
Construction	287,950	—	4,310,353	4,598,303	126,599,055	—
Residential (1-4 family)	2,297,847	1,056,403	2,392,085	5,746,335	81,999,663	202,678
Home equity lines	914,671	857,809	328,440	2,100,920	78,852,124	—
Multifamily	—	—	—	—	16,126,260	—
Commercial	—	—	—	—	146,777,239	—

Real estate subtotal	3,500,468	1,914,212	7,030,878	12,445,558	450,354,341	202,678

Consumers
Consumer and installment loans	409,231	—	—	409,231	2,696,405	—
Overdraft protection loans	—	—	—	—	64,851	—

Loans to individuals subtotal	409,231	—	—	409,231	2,761,256	—

Total gross loans	3,970,573	1,914,212	7,045,878	12,930,663	524,511,325	202,678

A summary of our allowance as of December 31, 2010 and December 31, 2009 by classification is as follows:

Allocation of the Allowance for Loan Losses

	Years Ended December 31,
	2010		2009
	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans
Commercial	$919,774	15.5%	$742,206	13.3%
Real estate
Construction	1,931,797	21.5%	3,623,237	24.4%
Residential (1-4 family)	2,114,094	15.2%	1,746,390	16.3%
Home equity lines	2,443,275	14.5%	2,521,078	15.1%
Multifamily	146,923	3.7%	37,047	3.0%
Commercial	1,308,073	29.1%	607,279	27.3%
Consumers
Consumer and installment loans	84,384	0.5%	22,579	0.6%
Overdraft protection loans	466	0.0%	184	0.0%
Unallocated	89,014	n/a	—	n/a

	$9,037,800	100.0%	$9,300,000	100.0%

Total loans held for investment outstanding	$558,868,227		$537,700,175
Ratio of allowance for loan losses to total loans held for investment	1.62%		1.73%

A summary of the activity in the allowance for loan losses account is as follows:

Allocation of the Allowance for Loan Losses

For the Years Ended December 31, 2010, and 2009

		Real Estate					Consumers
2010	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial	Consumer and Installment loans	Overdraft Protection	Unallocated	Total
Allowance for credit losses:
Beginning balance	$742,206	$3,623,237	$1,746,390	$2,521,078	$37,047	$607,279	$22,579	$184	$—	$9,300,000
Charge-offs	(303,881)	(3,903,040)	(1,842,885)	(2,887,006)	—	(195,000)	(38,221)	(1,000)	—	(9,171,033)
Recoveries	74,386	11,225	10,256	142,308	—	29,427	575	1,364	—	269,541
Provision	407,063	2,200,375	2,200,333	2,666,895	109,876	866,367	99,451	(82)	89,014	8,639,292

Ending balance	$919,774	$1,931,797	$2,114,094	$2,443,275	$146,923	$1,308,073	$84,384	$466	$89,014	$9,037,800

Ending balance
Individually evaluated for impairment	$352,200	$1,200,197	$1,615,621	$1,859,370	$—	$220,726	$65,061	$—		$5,313,175
Collectively evaluated for impairment	567,574	731,600	498,473	583,905	146,923	1,087,347	19,323	466	89,014	3,724,625
Loan acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—

Financing receivables:
Ending balance	$86,633,856	$119,881,034	$84,822,652	$81,013,642	$20,959,832	$162,541,959	$2,937,347	$66,647	$—	$558,856,969

Ending balance: individually evaluated for impairment	2,341,934	9,814,050	12,403,602	3,764,977	—	1,590,156	168,370	—	—	30,083,089
Ending balance: collectively evaluated for impairment	84,291,922	110,066,984	72,419,050	77,248,665	20,959,832	160,951,803	2,768,977	66,647		528,773,880
Ending balance: loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—

2009
Allowance for credit losses:
Beginning balance	$1,001,859	$4,653,834	$439,936	$1,043,429	$8,073	$153,689	$3,109	$81	$741,990	$8,046,000
Charge-offs	(523,746)	(1,232,138)	(1,106,295)	(1,076,567)	—	(50,582)	(27,951)	(4,211)	—	(4,021,490)
Recoveries	13,963	2,000	32,152	24,266	—	2,811	16,000	551	—	91,743
Provision	250,130	199,541	2,380,597	2,529,950	28,974	501,361	31,421	3,763	(741,990)	5,183,747

Ending balance	$742,206	$3,623,237	$1,746,390	$2,521,078	$37,047	$607,279	$22,579	$184	$—	$9,300,000

Ending balance
Individually evaluated for impairment	$560,396	$3,294,230	$1,519,021	$2,278,589	$—	$205,442	$13,781	$—		$7,871,459
Collectively evaluated for impairment	181,810	329,007	227,369	242,489	37,047	401,837	8,798	184	—	1,428,541
Loan acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—

Financing receivables:
Ending balance	$71,471,602	$131,197,358	$87,745,998	$80,953,044	$16,126,260	$146,777,239	$3,105,636	$64,851	$—	$537,441,988

Ending balance: individually evaluated for impairment	8,025,429	28,969,872	7,957,497	5,908,598	3,121,704	5,563,830	48,843	—		59,595,773
Ending balance: collectively evaluated for impairment	63,446,173	102,227,486	79,788,501	75,044,446	13,004,556	141,213,409	3,056,793	64,851		477,846,215
Ending balance: loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—

A loan is considered impaired when, based on current information and events; it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. In addition to loans 90 days past due and still accruing and nonaccrual loans, all loans risk graded doubtful or substandard and a portion of the loans risk graded special mention qualify, by definition, as impaired. Loans 90 days past due and still accruing totaling $1,130,816 and nonaccrual loans totaling $7,583,305 are included in impaired loans at December 31, 2010. Loans 90 days past due and still accruing totaling $202,678 and nonaccrual loans totaling $6,811,331 are included in impaired loans at December 31, 2009.

Impaired Loans
	With No Related Allowance				With Related Allowance
December 31, 2010	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial	$1,376,790	$1,447,373	$731,937	$51,131	$965,144	$969,144	$352,200	$588,758	$79,435
Real estate
Construction	2,522,200	4,152,564	5,198,112	234,684	7,291,850	7,410,900	1,200,197	7,589,440	427,378
Residential (1-4 family)	3,516,555	4,185,054	2,537,481	112,580	8,887,047	8,887,047	1,615,621	8,661,283	453,452
Home equity lines	437,442	644,992	807,606	13,786	3,327,535	3,347,535	1,859,370	3,084,212	106,631
Multifamily	—	—	—	—	—	—	—	—	—
Commercial	178,941	223,941	267,766	20,170	1,411,215	1,411,215	220,726	1,421,195	393,647
Consumers
Consumer and installment loans	20,816	20,816	14,210	1,941	147,554	147,554	65,061	73,777	905
Overdraft protection loans	—	—	—	—	—	—	—	—	—

Total	$8,052,744	$10,674,740	$9,557,112	$434,292	$22,030,345	$22,173,395	$5,313,175	$21,418,665	$1,461,448

December 31, 2009
Commercial	$5,454,739	$5,505,321	$5,312,737	$246,471	$2,570,690	$2,570,690	$580,096	$2,599,404	$153,851
Real estate
Construction	18,967,698	19,078,025	20,063,392	1,105,523	10,002,174	10,002,174	3,294,229	8,550,284	437,918
Residential (1-4 family)	1,128,474	1,310,584	1,511,865	32,247	6,829,023	6,829,023	1,519,021	5,497,699	290,465
Home equity lines	2,569,845	2,644,845	2,381,845	108,946	3,338,753	3,358,753	2,258,890	3,294,503	124,852
Multifamily	3,121,704	3,121,704	3,125,704	177,148	—	—	—	—	—
Commercial	3,688,388	3,688,388	6,884,561	282,315	1,875,442	1,875,442	205,442	1,867,319	106,019
Consumers
Consumer and installment loans	14,102	14,102	18,582	1,586	34,741	34,741	13,781	38,806	4,168
Overdraft protection loans	—	—	—		—	—	—	—	—

Total	$34,944,950	$35,362,969	$39,298,686	$1,954,236	$24,650,823	$24,670,823	$7,871,459	$21,848,015	$1,117,273

Interest received in cash and recognized on impaired loans was $1,895,740 and $3,071,509 for 2010 and 2009, respectively.

Restructured loans are loans for which it has been determined the borrower will not be able to perform under the original terms of the loan agreement and a concession has been made to those terms that would not otherwise have been considered. If the value of a restructured loan is determined to be less than the recorded investment in the loan, a valuation allowance is created with a corresponding charge-off and any collection of interest and principal are recorded as recoveries to the allowance for loan losses until all charged-off balances are fully recovered. Measurement of the value of a restructured loan is generally based on the present value of expected future cash flows discounted at the loan’s effective interest rate, unless in the case of collateral-dependent loans, the observable market price, or the fair value of the collateral can be readily determined. Restructured are reevaluated periodically and additional adjustments to the carrying value may be made. In addition, if it is determined the borrower is unable to perform under the modified terms, further steps, such as a full charge-off or foreclosure may be taken. We did not have any commitments to lend additional funds on restructured loans at December 31, 2010 or 2009.

Information on restructured loans:

	Commercial	Residential 1-4 Family	Real Estate Construction	Total
2010
Balance beginning of the period	$182,000	$—	$356,000	$538,000
Investment in restructured loans
Additions during the period	—	124,623	—	124,623
Charge-off during the period	—	—	(41,000)	(41,000)
Moved to other real estate			(315,000)	(315,000)
Valuation allowance for restructured loans included in charged-off loans
Additions during the period	—	—	—	—

Restructured loans included in impaired loans end of the period	$182,000	$124,623	$—	$306,623

2009
Balance beginning of the period	$—	$—	$—	$—
Investment in restructured loans
Additions during the period	232,582	—	466,658	699,240
Charge-off during the period	—	—	—	—
Valuation allowance for restructured loans included in charged-off loans
Additions during the period	(50,582)	—	(110,658)	(161,240)

Restructured loans included in impaired loans end of the period	$182,000	$—	$356,000	$538,000

Recoveries of charged-off balance
2010	$8,000	$—	$9,000	$17,000
2009	$2,400	$—	$2,000	$4,400

NOTE 4 – OTHER REAL ESTATE

Other real estate is real estate properties acquired through or in lieu of loan foreclosure. At foreclosure, these properties are recorded at their fair value less estimated selling costs as a nonperforming asset, with any write-downs to the carrying value of our investment charged to the allowance for loan loss. After foreclosure, periodic evaluations are performed to determine if any decrease in the fair value less estimated selling costs has occurred. Further adjustments to this fair value are charged to operations, in noninterest income, when identified. Expenses associated with the maintenance of other real estate are charged to operations, in loan expense, as incurred. When a property is sold, any gain or loss on the sale is recorded as noninterest income.

Information on other real estate:

	2010		2009
	Balance	Number	Balance	Number
January 1,	$2,115,700	8	$532,933	3
Balance moved into other real estate	5,617,450	12	3,657,662	15

	7,733,150	20	4,190,595	18

Write down of property charged to operations	(51,955)		(224,750)
Payments received after foreclosure	(40,665)		(206,285)
Properties sold	(5,895,830)	(16)	(1,643,860)	(10)

Balance December 31,	$1,744,700	4	$2,115,700	8

Gross gains of sale of other real estate	$409,566		$198,173
Gross losses on sale of other real estate	(254,516)		(15,267)
Write down of property charged to operations	(51,955)		(224,750)

Net gain (loss) on other real estate	$103,095		$(41,844)

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

	2010	2009
Buildings	$12,055,040	$3,987,035
Land	5,730,394	2,861,517
Leasehold improvements	1,418,813	1,072,101
Equipment, furniture and fixtures	7,806,972	6,109,042

	27,011,219	14,029,695
Less accumulated depreciation	(6,169,733)	(5,056,653)

Property and equipment, net	$20,841,486	$8,973,042

Depreciation expense of $1,343,270, and $1,002,032 was included in occupancy and equipment expense for 2010 and 2009, respectively.

We have thirty non-cancellable leases for premises. The lease terms are from one to fifty years and have various renewal dates. Rental expense was $2,447,838 and $1,788,130 in 2010 and 2009, respectively. Minimum lease payments for succeeding years pertaining to these non-cancellable operating leases are as follows:

2011	$2,195,869
2012	1,697,777
2013	774,867
2014	360,522
2015	265,317
Thereafter	8,122,366

$13,416,718

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

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

Information concerning intangible assets and goodwill attributable to the Maryland mortgage office acquired on August 10, 2007 is presented in the following table:

	December 31,		Acquisition
	2010	2009	Cost
Amortizable intangible assets, net	$639,883	$818,455	$1,250,000
Goodwill	775,000	775,000	775,000
Amortization expense	178,572	178,572

Estimated Amortization Expense:
For the year ended 12/31/2011	178,572
For the year ended 12/31/2012	178,572
For the year ended 12/31/2013	178,572
For the year ended 12/31/2014	104,167

$639,883

Annual impairment review indicated that goodwill was not impaired in 2010 or 2009.

NOTE 7 – RESTRICTED EQUITY SECURITIES

Restricted equity securities are securities that do not have a readily determinable fair value and lack a market. Therefore, they are carried at cost. The following table represents balances as of December 31, 2010 and 2009, respectively:

	2010	2009
Federal Reserve Bank Stock	$1,847,250	$1,410,200
Federal Home Loan Bank Stock	6,711,500	5,565,800
Community Bankers Bank Stock	133,700	43,700

Total restricted equity securities	$8,692,450	$7,019,700

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

NOTE 8 – DEPOSITS

Interest-bearing deposits for the years ending December 31, 2010 and December 31, 2009 are as follows:

	2010	2009
NOW accounts	$32,346,048	$19,670,588
Money market accounts	283,271,306	157,308,562
Savings accounts	19,348,291	22,812,721
Certificates of deposit $100,000 and over	189,690,729	180,180,533
Other time deposits	83,350,608	83,897,666

Total interest-bearing deposits	$608,006,982	$463,870,070

Scheduled maturities for time deposits of $100,000 and greater as of December 31, 2010 are as follows:

Year Maturing
2011	$151,456,549
2012	24,023,817
2013	2,038,034
2014	5,902,865
2015	6,269,464
Thereafter	—

$189,690,729

NOTE 9 – BORROWINGS

We have federal funds arrangements with five financial institutions that provide approximately $34.5 million of unsecured short-term borrowing capacity. As of December 31, 2010, there were no outstanding balances on these federal funds lines of credits. Information concerning federal funds purchased is summarized, as follows:

	2010	2009
Average balance during the year	$212,959	$145,436
Average interest rate during the year	0.90%	1.00%
Maximum month end balance during the year	$—	$15,500,000

We are a member of the Federal Home Loan Bank of Atlanta (“FHLB”) and as such, we may borrow funds based on criteria established by the FHLB. We are allowed under our lines of credit to borrow up to 30% of assets, or approximately $247,674,824, if collateralized, as of December 31, 2010. We have two borrowing programs with FHLB. Under our primary program, we have pledged blanket liens on our 1-4 family residential loan portfolio, our home equity lines of credit/loans portfolio, and on qualifying commercial real estate loans. Additionally, investment securities with collateral fair values of $419,341 at December 31, 2010 and $585,597 at December 31, 2009 were also pledged to secure any advances. In February 2009, we negotiated an additional line of credit with FHLB that is secured by a portion of our loans held for sale (“LHFS”). We pledge these loans, which have been sold to FHLB approved investors, as collateral. In return, we are allowed to borrow up to 70% of these loans for 120 days.

As of December 31, 2010, we could borrow approximately $76.0 million under our primary line, based upon collateral pledged. This line is reduced by $6.0 million, which has been pledged as collateral for public funds. We could borrow up to $107.8 million under our LHFS line, and $28,806,814 was outstanding on the line at December 31, 2010. As of December 31, 2010, we had one advance outstanding on our primary FHLB line, in the amount of $1,475,387 that matures September 28, 2015 and bears a fixed interest rate of 4.96% throughout the term. This advance was utilized to match fund ten-year amortizing loans to clients. Should we ever desire to increase the line of credit beyond the 30% limit, the FHLB would allow borrowings of up to 40% of total assets once we met specific eligibility criteria.

Other information concerning FHLB advances is summarized below:

	2010	2009
Average balance during the year	$63,131,552	$54,068,894
Average interest rate during the year	1.29%	2.04%
Maximum month end balance during the year	$129,215,633	$66,158,774

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

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

We entered into an interest rate swap agreement with PNC Bank (“PNC”) of Pittsburgh, PA on July 29, 2009, for our $10 million Trust preferred borrowing, which carries a floating interest rate of 90 day LIBOR plus 160 basis points. The terms of this hedge allows us to mitigate our exposure to interest-rate fluctuations by swapping our floating rate obligation for a fixed rate obligation. The notional amount of the swap agreement is $10 million, and has an expiration date of September 30, 2014. Under the terms of our agreement, at the end of each quarter we will swap our floating rate for a fixed rate of 3.26%. Including the additional 160 basis points, the effective fixed rate of interest cost will be 4.86% on our $10 million Trust Preferred borrowing for five years.

The fixed-rate payment feature of this swap is structured to mirror the provisions of the hedged borrowing agreement. This swap qualifies as a cash flow hedge and the underlying liability is carried at fair value in other liabilities, with the tax-effective changes in the fair value of the instrument included in Stockholders’ Equity in accumulated other comprehensive income.

Our credit exposure, if any, on the interest rate swap is limited to the net favorable value (net of any collateral pledged) and interest payments of the swap by the counterparty. Conversely, when an interest rate swap is in a liability position we are required to have collateral on deposit at PNC which is evaluated daily and adjusted based on the fair value of the hedge on the last day of the month. The fair value of this swap instrument was a liability of approximately $622 thousand and $197 thousand at December 31, 2010 and 2009, respectively. Our collateral requirement on December 31, 2010, was $650 thousand and at December 31, 2009, was $250 thousand.

On June 15, 2010, we began participating in a “mandatory” delivery program for a portion of our mortgage loans. Under the “mandatory” delivery program, we commit to deliver a block of loans to an investor at a preset cost prior to the close of such loans. This differs from a “best efforts” delivery, which sets the cost to the investor on a loan by loan basis at the close of the loan. “Mandatory” delivery creates a higher level of risk for us because it relies on rate lock commitments rather than closed loans. A rate lock commitment is a binding commitment for us but is not binding to the client. Our client could decide, at any time, between the time of the rate lock and actual closing on their mortgage loan, not to proceed with the commitment. There is a higher occurrence of this during periods of volatility.

To mitigate this risk, we pair the rate lock commitment with the sale of a notional security bearing similar attributes. At the time the loan is delivered to the investor, matched securities are repurchased. Any gains or losses associated with this pairing are recorded in mortgage banking income on our income statement as incurred. Our board approved “mandatory” deliver policy will only allow us to commit $50.0 million to the program at any given time. We utilize the services of Capital Markets Cooperative (“CMC”) of Ponte Vedra Beach, Florida to help monitor and manage our rate lock activities in this program. At December 31, 2010, we recorded a net gain of $34 thousand on gross loans of $12.9 million committed to “mandatory” delivery, paired with $11.3 million in securities. Income earned from our “mandatory” delivery program was $298 thousand in 2010.

NOTE 12 – PUBLIC OFFERING OF PREFERRED STOCK

In November 2009, based on our filing of Form S-1 with the Securities and Exchange Commission, we received formal approval from the Commission to register up to 800,000 shares of Series B noncumulative convertible perpetual preferred stock with a per share dividend rate of 7.80%. On November 30, 2009, we issued and sold 800,000 shares Series B noncumulative convertible perpetual preferred stock at $25.00 per share in a public offering. Proceeds and costs are as follows:

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

Dividends declared on the 800,000 shares of Series B noncumulative convertible perpetual preferred stock were $1,560,000 in 2010 and $125,680 in 2009.

NOTE 13 – CUMULATIVE PERPETUAL PREFERRED STOCK

On December 23, 2009 we redeemed 14,700 shares of Series A, $1,000 par value, cumulative perpetual preferred stock, issued in December 2008 to the U.S. Treasury Department (“Treasury”) under the TARP Capital Purchase Program. This stock carried a 5% dividend for each of the first 5 years of the investment, and 9% thereafter, unless we elected to redeem the shares.

Additionally, on December 23, 2009, Treasury returned half of the warrants to purchase shares of Monarch Financial Holdings, Inc. Common Stock with an exercise price of $8.33 that were issued in association with initial stock purchase. On February 10, 2010, we redeemed the remaining warrants from the Treasury for $260,000. This transaction is carried as an adjustment to Stockholders’ Equity in additional paid-in capital.

NOTE 14 – INCOME TAXES

The principal components of income tax benefit (expense) for 2010 and 2009 are as follows:

	2010	2009
Current
Federal	$(3,411,154)	$(2,679,645)
State	(374,347)	(40,395)

	(3,785,501)	(2,720,040)

Deferred
Federal	217,140	226,675
State	23,829	40,395

	240,969	267,070

Total
Federal	(3,194,014)	(2,452,970)
State	(350,518)	—

	$(3,544,532)	$(2,452,970)

Differences between income tax expense calculated at the statutory rate and that shown in the statement of income for 2010 and 2009 are summarized, as follows:

	2010	2009
Federal income tax expense at statutory rate	$(3,317,216)	$(2,484,938)
Tax effect of:
BOLI cash surrender value increase	97,213	89,030
Meals and entertainment	(99,418)	(44,986)
State and local income taxes	(234,570)	—
Other	9,459	(12,076)

Income tax expense	$(3,544,532)	$(2,452,970)

We have the following deferred tax assets and liabilities at December 31, 2010 and 2009:

	December 31,
	2010	2009
Deferred tax assets:
Bad debt provision	$3,149,416	$3,126,540
Premium amortization on securities	—	11,800
Deferred gain on sale/leaseback	115,526	168,851
Deferred compensation	303,656	198,065
Reserve for available for sale loan repurchase	501,681	—
Other	548,370	(5,491)

Total deferred tax assets	4,618,649	3,499,765

Deferred tax liabilities:
Fixed assets	(688,751)	(218,602)
Premium amortization on securities	(13,040)	—
Other	(256,723)	(63,557)

Total deferred tax liabilities	(958,514)	(282,159)

Net deferred tax assets	$3,660,135	$3,217,606

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered in income. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. Management has evaluated the effect of the guidance provided by U.S. GAAP on Accounting for Uncertainty in Income Taxes that became effective in 2009, and all other tax positions that could have a significant effect on the financial statements and determined the Company had no uncertain material income tax positions at December 31, 2010.

We file income tax returns in the U.S. federal jurisdiction and the states of Virginia, Maryland and North Carolina. With few possible exceptions, we are no longer subject to U.S. or state income tax examinations by tax authorities for the years prior to 2006.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

We have outstanding at any time a significant dollar amount of commitments to extend credit. To accommodate major customers, we also provide standby letters of credit and guarantees to third parties. Those arrangements are subject to strict credit control assessments. Guarantees and standby letters of credit specify limits to our obligations. The amounts of loan commitments, guarantees and standby letters of credit are set out in the following table as of December 31, 2010 and 2009. Because many commitments and almost all standby letters of credit and guarantees expire without being funded, in whole or in part, the contract amounts are not estimates of future cash flows. The majority of commitments to extend credit have terms up to one year. Interest rates on fixed-rate commitments range from 4.0% to 26.0%. All of the guarantees written and the standby letters of credit at December 31, 2010 expire during 2011.

	2010		2009
	Variable Rate Commitments	Fixed Rate Commitments	Variable Rate Commitments	Fixed Rate Commitments
Commitments to grant loans	$10,530,758	$123,476,367	$26,261,908	$90,754,011
Unfunded commitments under lines of credit and similar arrangements	$131,698,328	$36,529,221	$131,714,476	$13,720,276
Standby letters of credit and guarantees written	$5,820,097	$—	$5,349,758	$—

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

Concentrations of credit risk (whether on or off balance sheet) arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. At December 31, 2010, we had two loan concentrations which exceeded 10% in the area of loans to borrowers who are principally engaged in acquisition, development and construction of 1-4 single family homes and developments and to residential home owners with equity lines. A geographic concentration arises because we operate primarily in southeastern Virginia.

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

NOTE 16 – STOCK COMPENSATION AND BENEFIT PLANS

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

The following is a summary of our stock option activity, and related information. All shares and per share prices have been restated for stock splits and dividends in the years presented:

	2010			2009
Options	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price
Outstanding - Beginning of year	296,486	$7.75		377,512	$7.09
Granted	—	—		—	—
Exercised	(29,105)	6.31		(61,107)	4.45
Forfeited	(10,098)	6.31		(19,919)	5.42

Outstanding - End of year	257,283	$7.97	—	296,486	$7.75

Options exercisable at year-end	257,283	$7.97	—	296,486	$7.75

Weighted average fair value per option granted during year		$—			$—

The total intrinsic value of options exercised during the years ended December 31, 2010 and 2009 was $44,598 and $43,445, respectively. All options granted in relation to the 99ISO plan were fully vested at December 31, 2005.

Cash received for option exercise under share-based payment arrangements for 2010 and 2009 was

$183,743 and $272,168, respectively. Tax benefits of $6,244 and $20 were recognized in 2010 and 2009.

Other information pertaining to options outstanding at December 31, 2010 is as follows:

Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Average Exercise Price
$6.31 to $9.42	257,283	4.71	$7.97

A summary of the status of the our non-vested shares in relation to our restricted stock awards as of December 31, 2010 and 2009, and changes during the years ended December 31, 2010 and 2009, is presented below; the weighted average price is the weighted average fair value at the date of grant:

	2010		2009
Restricted Share Awards	Shares	Weighted Average Price	Shares	Weighted Average Price
Nonvested - Beginning of year	167,640	$8.16	125,200	$10.57
Granted	75,900	7.58	72,620	6.60
Vested	(24,000)	9.01	(26,980)	13.02
Forfeited	(1,500)	7.53	(3,200)	10.87

Nonvested - End of year	218,040	$7.87	167,640	$8.16

Compensation expense related to the restricted stock awards was $348,103 and $329,681 for 2010 and 2009, respectively. The total fair value of awards vested during 2010 and 2009 was $182,837 and $351,280, respectively. As of December 31, 2010 and 2009, there was $1,137,479 and $1,323,825, respectively, of total unrecognized cost related to the non-vested share-based compensation arrangements granted under the 2006EIP. That cost is expected to be recognized over a weighted-average period of 3.1 years. The grant date fair value of common stock is used in determining unused compensation cost.

Other information pertaining to restricted stock at December 31, 2010 is as follows:

Range of Issuance Prices	Number Outstanding	Remaining Contractual Life (Years)
$5.00 to $10.00	209,040	3.3
$10.01 to $15.00	9,000	0.2

We have a 401(k) defined contribution plan applicable to all eligible employees. Contributions to the plan are made at the employee’s election. Employees may contribute up to 91% of their salaries up to IRS limits. We began making contributions in April 2001. We matched 50% of the first 6.0% of employee contributions in 2010 and 2009. Our expense for 2010 and 2009 was $699,405 and $435,322, respectively.

NOTE 17 – RELATED PARTY TRANSACTIONS

We have loan transactions with our executive officers and directors, and with companies in which our executive officers and directors have a financial interest. These transactions have occurred in the ordinary course of business on substantially the same terms as those prevailing at the time for persons not related to the lender. A summary of related party loan activity is as follows during 2010 and 2009.

	2010	2009
Outstanding - Beginning of year	$19,265,300	$16,842,505
Originations	5,749,809	7,580,227
Repayments	(7,778,324)	(5,157,432)

Outstanding - End of year	$17,236,785	$19,265,300

Commitments to extend credit and letters of credit to related parties amounted to $3,210,516 and $7,578,634 at December 31, 2010 and 2009, respectively.

At December 31, 2010 and 2009 total deposits held by related parties were $13,442,031 and $9,643,087, respectively.

NOTE 18 – REGULATORY CAPITAL REQUIREMENTS

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

The Bank, as a Virginia banking corporation, may only pay dividends from retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the Bank. Regulatory agencies place certain restrictions on dividends paid and loans and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. At December 31, 2010, the amount available was approximately $10.9 million. Loans and advances are limited to 10% of the Bank’s common stock and capital surplus. As of December 31, 2010, funds available for loans or advances by the Bank to the Company were approximately $6.2 million.

Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010, the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2010 the Bank was categorized as “well capitalized”, the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. The Company is also subject to certain capital adequacy ratio requirements. The Company and Bank's actual capital amounts and ratios are also presented in the table as of December 31, 2010 and 2009

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
	(Dollars in Thousands)

As of December 31, 2010
Total Risk-Based Capital Ratio
Consolidated Company	$89,061	12.99%	$54,846	8.00%	N/A	N/A
Bank	$85,075	12.42%	54,820	8.00%	68,526	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)

Tier 1 Risk-Based Capital Ratio
Consolidated Company	$80,486	11.74%	$27,423	4.00%	N/A	N/A
Bank	$76,503	11.16%	27,410	4.00%	41,115	6.00%
(Tier 1 Capital to Risk-Weighted Assets)

Tier 1 Leverage Ratio
Consolidated Company	$80,486	9.35%	$34,424	4.00%	N/A	N/A
Bank	$76,503	8.89%	34,424	4.00%	43,030	5.00%
(Tier 1 Capital to Average Assets)

As of December 31, 2009
Total Risk-Based Capital Ratio
Consolidated Company	$83,988	14.23%	$47,222	8.00%	N/A	N/A
Bank	$65,580	11.11%	47,222	8.00%	59,028	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)

Tier 1 Risk-Based Capital Ratio
Consolidated Company	$76,585	12.97%	$23,625	4.00%	N/A	N/A
Bank	$58,177	9.85%	23,625	4.00%	35,438	6.00%
(Tier 1 Capital to Risk-Weighted Assets)

Tier 1 Leverage Ratio
Consolidated Company	$76,585	11.52%	$26,595	4.00%	N/A	N/A
Bank	$58,177	8.75%	26,595	4.00%	33,244	5.00%
(Tier 1 Capital to Average Assets)

NOTE 19 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and fair value of our financial instruments at December 31, 2010 and December 31, 2009. GAAP defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than through a forced or liquidation sale for purposes of this disclosure. The carrying amounts in the table are included in the balance sheet under the indicated captions.

Estimation of Fair Values

	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$27,375,747	$27,375,747	$34,351,240	$34,351,240
Investment securities	17,601,718	17,601,718	7,189,930	7,189,930
Mortgage loans held for sale	175,388,356	175,388,356	78,997,713	78,997,713
Loans held for investment	549,830,427	566,893,439	528,400,175	550,274,264
Accrued interest receivable	1,880,351	1,880,351	1,616,408	1,616,408
Restricted equity securities	8,692,450	8,692,450	7,049,552	7,049,552

Financial Liabilities
Deposit liabilities	$705,661,577	$670,860,094	$540,038,888	$537,475,766
Total borrowings	40,282,201	40,145,059	76,158,774	75,538,504
Accrued interest payable	124,553	124,553	135,980	135,980
Derivative financial liability	621,800	621,800	197,143	197,143

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

NOTE 20 – FAIR VALUE ACCOUNTING

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

The following table presents our assets and liabilities related to continuing operations, which are measured at fair value on a recurring basis for each of the fair value hierarchy levels, as of December 31, 2010 and December 31, 2009:

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at December 31, 2010
Investment securities - available for sale	$17,601,718	$—	$17,601,718	$—
Restricted equity securities	8,692,450	—	—	8,692,450
Loans held for sale	175,388,356	—	175,388,356	—
Rate lock commitments, net	503,386	—	—	503,386

Total Assets	$202,185,910	$—	$192,990,074	$9,195,836

Derivative financial liability	$621,800	$—	$621,800	$—

Assets at December 31, 2009
Investment securities - available for sale	$7,189,930	$—	$7,189,930	$—
Restricted equity securities	7,019,700	—	—	7,019,700
Loans held for sale	78,997,713	—	78,997,713	—
Rate lock commitments, net	804,240	—	—	804,240

Total Assets	$94,011,583	$—	$86,187,643	$7,823,940

Derivative financial liability	$197,143	$—	$197,143	$—

The changes in restricted equity securities (Level 3 assets) measured at fair value on a recurring basis are summarized below as:

	2010	2009
Balance, January 1	$7,019,700	$3,575,450
Issuances and settlements, net	1,672,750	3,444,250
Income (loss)	—	—

Balance, December 31	$8,692,450	$7,019,700

The changes in rate lock commitments (Level 3 assets) measured at fair value on a recurring basis are summarized below as:

	2010	2009
Balance, January 1	$804,240	$645,484
Issuances and settlements, net	(804,240)	(645,484)
Income ( loss)	503,386	804,240

Balance, December 31	$503,386	$804,240

The following table provides quantitative disclosures about the fair value measurements of our assets related to continuing operations which are measured at fair value on a nonrecurring basis as of December 31, 2010 and 2009:

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2010
Real estate owned	$1,744,700	$—	$—	$1,744,700
Restructured and impaired loans	7,385,413	—	—	7,385,413

At December 31, 2009
Real estate owned	$2,115,700	$—	$—	$2,115,700
Restructured and impaired loans	4,669,494	—	—	4,669,494

The gain on sale of real estate owned, which is recorded within other noninterest income totaled $103,095 in 2010. A loss on sale of real estate owned totaled $41,844 in 2009 and is recorded within other noninterest income.

At the time a loan secured by real estate becomes real estate owned we record the property at the lower of its carrying amount or fair value. Upon foreclosure and through liquidation, we evaluate the property’s fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value less selling costs. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. We recorded losses of $51,955 and $224,750 due to valuation adjustments on real estate owned in our consolidated statements of income through December 31, 2010 and 2009, respectively.

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

Real estate owned. Real estate owned is carried at fair value less estimated selling costs. We estimate fair value at the asset’s liquidation value less selling costs using management’s assumptions which are based on historical loss severities for similar assets. These estimates are reevaluated on a periodic basis to determine if additional adjustments are needed.

Restricted equity securities. Restricted equity securities are valued at cost, which we believe approximates fair value due to the redemption provisions of the entities issuing the stock.

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

Loans held for sale. Loans held for sale are recorded at their fair value when originated, based on our expected return from the secondary market.

Derivative financial instruments. Derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date. Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction. Valuation adjustments may be made to reflect both our credit risk and the counterparties’ credit quality in determining the fair value of the derivative. Level 2 inputs for the valuations are limited to observable market prices for London Interbank Offered Rate (LIBOR) observable market prices for LIBOR swap rates, and three month LIBOR basis spreads at commonly quoted intervals. Our derivative financial liability consists of an interest rate swap that qualifies as a cash flow hedge which had an unrealized loss of $621,800 at December 31, 2010 and $197,143 at December 31, 2009.

NOTE 21 – EARNINGS PER SHARE RECONCILIATION

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	2010	2009
Net income (numerator, basic and diluted)	$5,949,391	$4,855,672
Less: cumulative perpetual preferred dividend and accretion	(1,560,000)	(1,062,964)

Net Income available for common stock (numerator, basic and diluted)	4,389,391	3,792,708
Weighted average shares outstanding (denominator)	5,715,532	5,661,284

Income per common share - basic	$0.77	$0.67

Weighted average shares - diluted (denominator)	5,836,297	5,784,592

Income per common share - diluted	$0.75	$0.66

The dilutive effect of stock options is 120,765 and 123,308 shares for 2010 and 2009 respectively.

NOTE 22 – SEGMENT REPORTING

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

Segment information for the years 2010 and 2009 is shown in the following table. The “Other” column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments and intercompany eliminations

Selected Financial Information

	Commercial and Other Banking	Mortgage Banking Operations	Intersegment Eliminations	Total
Year Ended December 31, 2010
Net interest income after provision for loan losses	$21,053,224	$782,763	$—	$21,835,987
Noninterest income	3,933,217	49,837,096	(266,925)	53,503,388
Noninterest expenses	(17,098,338)	(48,751,443)	266,925	(65,582,856)

Net income before income taxes and minority interest	$7,888,103	$1,868,416	$—	$9,756,519

Year Ended December 31, 2009
Net interest income after provision for loan losses	$16,635,125	$277,629	$—	$16,912,754
Noninterest income	3,847,048	31,883,048	(95,839)	35,634,257
Noninterest expenses	(14,685,316)	(30,444,867)	95,839	(45,034,344)

Net income before income taxes and minority interest	$5,796,857	$1,715,810	$—	$7,512,667

Segment Assets
2010	$650,645,549	$185,530,329	$(10,593,133)	$825,582,745
2009	$611,325,955	$86,147,206	$(7,904,118)	$689,569,043

NOTE 23 – CONDENSED PARENT COMPANY ONLY FINANCIAL INFORMATION

On June 1, 2006, a parent corporation, Monarch Financial Holdings, Inc. was formed through a reorganization plan under the laws of the Commonwealth of Virginia. With this reorganization, Monarch Bank became a wholly-owned subsidiary of Monarch Financial Holdings, Inc.

The condensed financial position as of December 31, 2010 and December 31, 2009 and the condensed results of operations and cash flows for Monarch Financial Holdings, Inc., parent company only, for the years ended December 31, 2010 and 2009 are presented below.

CONDENSED BALANCE SHEET

	December 31, 2010	December 31, 2009
ASSETS
Cash	$4,148,095	$18,336,197
Investment in Monarch Bank	77,830,698	59,697,345
Investment in Trust	310,000	310,000
Due from Monarch Bank	211,412	125,680

Total assets	$82,500,205	$78,469,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
Floating rate subordinated debenture (trust preferred securities)	$10,310,000	$10,310,000
Valuation adjustment for trust preferred securities	621,800	197,143
Other liabilities	—	53,782
Total stockholders’ equity	71,568,405	67,908,297

Total liabilities and stockholders’ equity	$82,500,205	$78,469,222

CONDENSED INCOME STATEMENT

	December 31, 2010	December 31, 2009
INCOME
Dividends from subsidiaries	$2,877,327	$327,595
Dividend from nonbank subsidiary	6,101	8,308

Total income	2,883,428	335,903

EXPENSES
Interest on borrowings	498,851	335,903

Total expenses	498,851	335,903

INCOME BEFORE EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES	2,384,577	—

EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES	3,564,814	4,855,672

NET INCOME	5,949,391	4,855,672
Preferred stock dividend and accretion of preferred stock discounts	1,560,000	1,062,964

NET INCOME AVAILABLE TO COMMON STOCK HOLDERS	$4,389,391	$3,792,708

The condensed statements of cash flows for Monarch Financial Holdings, Inc., parent company only, for the years ended December 31, 2010 and 2009 are presented below.

CONDENSED STATEMENTS OF CASH FLOWS

	December 31, 2010	December 31, 2009
Operating activities:
Net income	$5,949,391	$4,855,672

Adjustments to reconcile net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(3,564,814)	(4,855,672)
Stock-based compensation	348,103	329,681
Valuation adjustment on trust preferred securities	213,244	197,143
Changes in:
Due to (from) Monarch Bank	(85,732)	14,644,323
Interest payable and other liabilities	(587,460)	29,281

Net cash from operating activities	2,272,732	15,200,428

Investing activities:
Increase in investment in subsidiaries	(14,000,000)	—

Net cash from investing activities	(14,000,000)	—

Financing activities:
Dividends paid on perpetual preferred stock	(1,560,000)	(844,347)
Proceeds from issuance of perpetual preferred stock	—	18,408,096
Repurchase of perpetual preferred stock	—	(14,700,000)
Redemption of stock warrants	(260,000)
Dividends paid on common stock	(824,577)	—
Proceeds from issuance of common stock	183,743	272,020

Net cash from financing activities	(2,460,834)	3,135,769

CHANGE IN CASH AND CASH EQUIVALENTS	(14,188,102)	18,336,197
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,336,197	—

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,148,095	$18,336,197

NOTE 24 – QUARTERLY CONDENSED STATEMENT OF INCOME - UNAUDITED

The following table sets forth the results of operations for the four quarters unaudited of 2010 and 2009. All per share amounts have been adjusted for all prior stock splits and dividends.

		Quarter Ended
	Dec 2010	Sept 2010	Jun 2010	Mar 2010
Interest income	$10,782,770	$10,425,215	$9,512,457	$8,552,391
Interest expense	2,218,651	2,142,495	2,270,845	2,165,563
Net interest income	8,564,119	8,282,720	7,241,612	6,386,828
Provision for loan losses	2,805,482	3,000,992	1,504,948	1,327,870
Noninterest income	16,485,670	17,052,742	11,687,396	8,277,580
Noninterest expense	19,477,087	19,386,079	15,085,934	11,633,756
Income before income taxes	2,767,220	2,948,391	2,338,126	1,702,782
Provision for income taxes	(884,495)	(1,341,006)	(749,331)	(569,700)

Net income	1,882,725	1,607,385	1,588,795	1,133,082

Net income attributable to noncontrolling interest	(117,785)	(95,659)	(35,887)	(13,265)

NET INCOME ATTRIBUTABLE TO MONARCH FINANCIAL HOLDINGS, INC.	1,764,940	1,511,726	1,552,908	1,119,817

Preferred stock dividend and accretion of discount	(390,000)	(390,000)	(390,000)	(390,000)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$1,374,940	$1,121,726	$1,162,908	$729,817

Basic earnings per share	$0.24	$0.20	$0.20	$0.13
Diluted earnings per share	$0.23	$0.19	$0.20	$0.13

		Quarter Ended
	Dec 2009	Sept 2009	Jun 2009	Mar 2009
Interest income	$8,471,204	$8,062,871	$8,416,747	$7,566,837
Interest expense	2,201,226	2,526,792	2,715,509	2,977,631
Net interest income	6,269,978	5,536,079	5,701,238	4,589,206
Provision for loan losses	1,098,811	1,546,788	1,837,597	700,551
Noninterest income	9,107,965	8,763,356	9,920,550	7,842,386
Noninterest expense	12,401,012	10,957,463	11,613,291	10,062,578
Income before income taxes	1,878,120	1,795,184	2,170,900	1,668,463
Provision for income taxes	(619,200)	(619,870)	(699,500)	(514,400)

Net income	1,258,920	1,175,314	1,471,400	1,154,063

Net income attributable to noncontrolling interest	(35,893)	(22,532)	(51,808)	(93,792)

NET INCOME ATTRIBUTABLE TO MONARCH FINANCIAL HOLDINGS, INC.	1,223,027	1,152,782	1,419,592	1,060,271

Preferred stock dividend and accretion of discount	(476,156)	(197,766)	(195,601)	(193,440)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$746,871	$955,016	$1,223,991	$866,831

Basic earnings per share	$0.13	$0.17	$0.22	$0.15
Diluted earnings per share	$0.13	$0.17	$0.21	$0.15

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Audit Committee of the Company’s Board of Directors, with the Company’s Board of Directors’ approval, have determined to engage a new independent registered public accounting firm; and dismissed Goodman & Company, LLP (“Goodman”) as the Company’s independent registered public accounting firm, effective with the filing of its 2010 Form 10-K. The decision to change independent registered public accounting firms is not the result of any disagreement between the Company and Goodman on any matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedure. The audit reports of Goodman with respect to the consolidated financial statements as of and for the fiscal years ended December 31, 2010 and 2009 do not contain any adverse opinion of disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

On March 21, 2011, the Audit Committee engaged Yount, Hyde and Barbour, PC (“YHB”) as the Company’s independent registered public accounting firm to audit its financial statements for the year ended December 31, 2011.

During the Company’s two most recent years ended December 31, 2010 and subsequent interim period beginning January 1, 2011 through March 21, 2011, the Company did not consult YHB with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements or any disagreements or reportable events as set forth in Items 304(a)(1)(iv) and (v) of Regulation S-K.

Item 9A. Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), which are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective.

Management’s Report On Internal Control Over Financial Reporting is incorporated herein from Item 8. of this Form 10-K.

There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statements Schedules.

(a)	(1) and (2). The response to this portion of Item 15 is included in Item 8 above.

(3). Exhibits

(a.) The following exhibits are filed on behalf of the Registrant as part of this report:

No.	Description

3.1	Articles of Incorporation of Monarch Financial Holdings, Inc., attached as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 14, 2009, incorporated by reference herein.

3.2	Form of Articles of Amendment to the Articles of Incorporation of Monarch Financial Holdings, Inc. establishing the Series B Noncumulative Convertible Perpetual Preferred Stock, attached as Exhibit 3.2 to the Registrant’s Amendment No. 2 to Form S-1, filed with the Commission on November 25, 2009, incorporated by reference herein.

3.3	Bylaws of Monarch Financial Holdings, Inc., attached as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 6, 2006, incorporated by reference herein.

4.1	Specimen of Series B Noncumulative Convertible Perpetual Preferred Stock Certificate, attached as Exhibit 4.1 to the Registrant’s Amendment No. 2 to Form S-1, filed with the Commission on November 25, 2009, incorporated by reference herein.

4.2	Form of Registration Rights Agreement, attached as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 12, 2008, incorporated by reference herein.

4.3	Form of Subscription Agreement, attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 12, 2008, incorporated by reference herein.

4.4	Junior Subordinated Debenture between Monarch Financial Holdings, Inc. and Wilmington Trust Company dated as of July 5, 2006, attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 10, 2006, incorporated by reference herein.

4.5	Rights of holders of Monarch Financial Holdings, Inc. Series B Noncumulative Convertible Perpetual Preferred Stock, attached as Exhibit 3.2 to the Registrant’s Amendment No. 2 to Form S-1, filed with the Commission on November 25, 2009, incorporated by reference herein.

10.1	Guaranty Agreement between Monarch Financial Holdings, Inc. and Wilmington Trust Company dated as of July 5, 2006, attached as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 10, 2006, incorporated by reference herein.

10.2	Amended and Restated Trust Agreement among Monarch Financial Holdings, Inc., Wilmington Trust Company, and the Administrative Trustees Named herein dated as of July 5, 2006, attached as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 10, 2006, incorporated by reference herein.

10.3	Employment Agreement entered into between Monarch Bank and William F. Rountree, Jr. attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 29, 2010, incorporated by reference herein.

10.4	Employment Agreement entered into between Monarch Bank and Brad E. Schwartz attached as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2011, incorporated by reference herein.

10.5	Employment Agreement entered into between Monarch Bank and E. Neal Crawford, Jr. attached as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 11, 2008, incorporated by reference herein.

10.6	Employment Agreement entered into between Monarch Bank and Edward O. Yoder attached as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2011, incorporated by reference herein.

10.7	Employment Agreement entered into between Monarch Bank and William T. Morrison attached as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2011, incorporated by reference herein.

10.8	Monarch Bank 2006 Equity Incentive Plan filed by our predecessor Monarch Bank with the Federal Reserve on March 31, 2006, incorporated by reference herein.

10.9	Form of Change in Control Agreement between Monarch Bank and William F. Rountree, Jr. attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2011, incorporated by reference herein.

10.10	Form of Change in Control Agreement between Monarch Bank and Brad E. Schwartz attached as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2011, incorporated by reference herein.

10.11	Form of Change in Control Agreement between Monarch Bank and E. Neal Crawford filed by our predecessor Monarch Bank with the Federal Reserve on February 16, 2006, incorporated by reference herein.

10.12	Form of Change in Control Agreement between Monarch Bank and Edward O. Yoder attached as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2011, incorporated by reference herein.

10.13	Form of Change in Control Agreement between Monarch Bank and William T. Morrison attached as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2011, incorporated by reference herein.

10.14	Letter Agreement, dated December 19, 2008, by and between Monarch Financial Holdings, Inc. and the United States Department of the Treasury attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 19, 2008, incorporated by reference herein.

10.15	Waiver by and between the Senior Executive Officers and Monarch Financial Holdings, Inc. attached as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 19, 2008, incorporated by reference herein.

10.16	Form of Letter Agreement by and between the Senior Executive Officers and Monarch Financial Holdings, Inc. attached as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 19, 2008, incorporated by reference herein.

10.17	Supplemental Executive Retirement Plan effective February 1, 2006, by and between Monarch Bank and William F. Rountree, Jr., filed by our predecessor Monarch Bank with the Federal Reserve on February 16, 2006, incorporated by reference herein.

10.18	Supplemental Executive Retirement Plan effective January 1, 2011, by and between Monarch Bank and Brad E. Schwartz attached as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2011, incorporated by reference herein.

10.19	Supplemental Executive Retirement Plan effective January 1, 2011, by and between Monarch Bank and Brad E. Schwartz attached as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2011, incorporated by reference herein.

10.20	Supplemental Executive Retirement Plan effective January 1, 2011, by and between Monarch Bank and Edward O. Yoder attached as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2011, incorporated by reference herein.

10.21	Supplemental Executive Retirement Plan effective January 1, 2011, by and between Monarch Bank and Edward O. Yoder attached as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2011, incorporated by reference herein.

10.22	Supplemental Executive Retirement Plan effective January 1, 2011, by and between Monarch Bank and William T. Morrison attached as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2011, incorporated by reference herein.

10.23	Supplemental Executive Retirement Plan effective January 1, 2011, by and between Monarch Bank and William T. Morrison attached as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2011, incorporated by reference herein.

21.1	Subsidiaries of Registrant, attached as Exhibit 21.1, filed herewith.

31.1	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH FINANCIAL HOLDINGS, INC.

March 28, 2011

By:	/s/ Lynette P. Harris
Executive Vice President, Secretary, Treasurer & Chief Financial Officer

 (On behalf of the Company and as principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2011.

/s/ Lawton H. Baker	March 28, 2011
Lawton H. Baker, Director

/s/ Jeffrey F. Benson	March 28, 2011
Jeffrey F. Benson, Director

/s/ Joe P. Covington, Jr.	March 28, 2011
Joe P. Covington, Jr., Director

/s/ E. Neal Crawford, Jr.	March 28, 2011
E. Neal Crawford, Jr., Executive Vice President and Director

/s/ Virginia S. Cross	March 28, 2011
Virginia S. Cross, Director

/s/ Taylor B. Grissom	March 28, 2011
Taylor B. Grissom, Director

/s/ Robert M. Oman	March 28, 2011
Robert M. Oman, Director

/s/ Elizabeth T. Patterson	March 28, 2011
Elizabeth T. Patterson, Director

/s/ William F. Rountree, Jr.	March 28, 2011
William F. Rountree, Jr., President and Director

/s/ Dwight C. Schaubach	March 28, 2011
Dwight C. Schaubach, Director

/s/ Brad E. Schwartz	March 28, 2011
Brad E. Schwartz, Director, Chief Executive Officer (as principal executive officer)