Form 10-Q
period 2011-03-31
Monarch Financial Holdings, Inc.
filed 2011-05-13
CIK 1364856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: March 31, 2011

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

The number of shares of common stock outstanding as of May 5, 2011 was 5,965,339.

(This page intentionally left blank.)

MONARCH FINANCIAL HOLDINGS, INC.

FORM 10-Q

MARCH 31, 2011

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	Unaudited March 31, 2011	December 31, 2010
ASSETS:
Cash and due from banks	$14,650,078	$14,733,974
Interest bearing bank balances	1,088,175	10,150,773
Federal funds sold	35,397,867	2,491,000

Total cash and cash equivalents	51,136,120	27,375,747
Investment securities available-for-sale, at fair value	43,541,652	17,601,718
Loans held for sale	95,306,471	175,388,356
Loans held for investment, net of unearned income	566,455,752	558,868,227
Less: allowance for loan losses	(9,503,000)	(9,037,800)

Loans, net	556,952,752	549,830,427
Property and equipment, net	22,560,559	20,841,486
Restricted equity securities	8,858,900	8,692,450
Bank owned life insurance	7,403,188	7,335,473
Goodwill	775,000	775,000
Intangible assets, net	595,240	639,883
Other real estate owned	2,175,818	1,744,700
Other assets	12,002,692	15,357,505

Total assets	$801,308,392	$825,582,745

LIABILITIES:
Deposits:
Demand deposits - non-interest bearing	$103,433,994	$97,654,595
Demand deposits - interest bearing	33,368,767	32,346,048
Savings deposits	19,772,043	19,348,291
Money market deposits	298,134,192	283,271,306
Time deposits	215,118,486	273,041,337

Total deposits	669,827,482	705,661,577
Borrowings:
Trust preferred subordinated debt	10,000,000	10,000,000
Federal Home Loan Bank advances	41,450,399	30,282,201

Total borrowings	51,450,399	40,282,201
Other liabilities	7,176,290	7,905,470

Total liabilities	728,454,171	753,849,248

STOCKHOLDERS’ EQUITY:
Preferred stock, $5 par value, 1,185,300 shares authorized; none issued	—	—
Noncumulative perpetual preferred stock, series B, liquidation value of $20.0 million, $5 par; 800,000 shares authorized, issued and outstanding	4,000,000	4,000,000
Common stock, $5 par value; 20,000,000 shares authorized; issued and outstanding - 5,965,339 and 5,969,039 shares, respectively	29,826,695	29,845,195
Additional paid-in capital	22,251,601	22,131,351
Retained earnings	16,908,363	15,925,106
Accumulated other comprehensive loss	(286,615)	(333,247)

Total Monarch Financial Holdings, Inc. stockholders’ equity	72,700,044	71,568,405
Noncontrolling interests	154,177	165,092

Total equity	72,854,221	71,733,497

Total liabilities and stockholders’ equity	$801,308,392	$825,582,745

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	3 Months Ended March 31,
	2011	2010
Interest income:
Interest and fees on loans	$9,443,210	$8,470,927
Interest on investment securities	40,551	54,546
Interest on federal funds sold	27,041	8,377
Dividends on equity securities	32,515	18,165
Interest on other bank accounts	1,075	376

Total interest income	9,544,392	8,552,391

Interest expense:
Interest on deposits	1,757,675	1,861,365
Interest on trust preferred subordinated debt	121,500	121,500
Interest on borrowings	22,985	182,698

Total interest expense	1,902,160	2,165,563

Net interest income	7,642,232	6,386,828
Provision for loan losses	1,001,454	1,327,870

Net interest income after provision for loan losses	6,640,778	5,058,958

Non-interest income:
Mortgage banking income	9,004,237	7,675,152
Investment and insurance commissions	86,400	74,320
Service charges and fees	386,320	394,331
Other	217,549	182,800

Total noninterest income	9,694,506	8,326,603

Non-interest expenses:
Salaries and employee benefits	5,357,145	4,464,207
Commissions and incentives	3,893,359	3,460,339
Loan expense	1,355,423	1,001,184
Occupancy expenses	927,002	692,476
Furniture and equipment expenses	460,031	375,949
FDIC insurance	315,334	248,836
Marketing expense	273,756	211,741
Data processing	305,833	195,536
Other	1,237,872	1,032,511

Total noninterest expenses	14,125,755	11,682,779

Income before income taxes	2,209,529	1,702,782
Income tax provision	(699,474)	(569,700)

Net income	1,510,055	1,133,082
Less: Net income attributable to noncontrolling interests	(136,798)	(13,265)

Net income attributable to Monarch Financial Holdings, Inc.	$1,373,257	$1,119,817
Preferred stock dividend and accretion of discount	(390,000)	(390,000)

Net income available to common stockholders	$983,257	$729,817

Basic net income per share	$0.16	$0.13
Diluted net income per share	$0.16	$0.13

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (Continued)

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(unaudited)

			Additional Paid-In Capital	Preferred Stock
	Common Stock
	Shares	Amount
Balance - December 31, 2009	5,865,534	$29,327,670	$22,383,274	$4,000,000
Comprehensive income:
Net income for three months ended March 31, 2010
Unrealized loss on interest rate swap, net of income taxes
Unrealized gain on securities available-for-sale, net of reclassification adjustment and income taxes
Total comprehensive income
Stock-based compensation expense, net of forfeitures and income taxes	11,000	55,000	42,275
Cash dividend declared on series B noncumulative perpetual preferred stock (7.8%)
Redemption of warrants on series A cumulative perpetual preferred stock			(260,000)
Contributions from noncontrolling interests
Distributions to noncontrolling interests

Balance - March 31, 2010	5,876,534	$29,382,670	$22,165,549	$4,000,000

Balance - December 31, 2010	5,969,039	$29,845,195	$22,131,351	$4,000,000
Comprehensive income:
Net income for three months ended March 31, 2011
Unrealized gain on interest rate swap, net of income taxes
Unrealized loss on securities available-for-sale, net of reclassification adjustment and income taxes
Total comprehensive income
Stock-based compensation expense, net of forfeitures and income taxes	(3,700)	(18,500)	120,250
Cash dividend declared on series B noncumulative perpetual preferred stock (7.8%)
Distributions to noncontrolling interests

Balance - March 31, 2011	5,965,339	$29,826,695	$22,251,601	$4,000,000

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (Continued)

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (Continued)

(unaudited)

Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
$12,360,292	$(162,939)	$106,857	$68,015,154

1,119,817		13,265	1,133,082
	(154,113)		(154,113)

	16,999		16,999

			995,968

			97,275

(390,000)			(390,000)

			(260,000)
		36,750	36,750
		(40,554)	(40,554)

$13,090,109	$(300,053)	$116,318	$68,454,593

$15,925,106	$(333,247)	$165,092	$71,733,497
1,373,257		136,798	1,510,055
	66,511		66,511
	(19,879)		(19,879)

			1,556,687

			101,750
(390,000)			(390,000)

		(147,713)	(147,713)

$16,908,363	$(286,615)	$154,177	$72,854,221

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (Continued)

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	3 Months Ended March 31,
	2011	2010
Operating activities:
Net income	$1,510,055	$1,133,082
Adjustments to reconcile to net cash from operating activities:
Provision for loan losses	1,001,454	1,327,870
Depreciation	378,188	265,999
Accretion of discounts and amortization of premiums, net	6,604	3,747
Deferral of loan costs, net of deferred fees	(20,988)	156,101
Amortization of intangible assets	44,643	44,643
Stock-based compensation	101,750	97,275
Appreciation of bank-owned life insurance	(67,715)	(70,281)
Loss (income) from rate lock commitments	125,847	(24,472)
Net loss on disposition of property and equipment	—	777
Net loss on on sale of other real estate	—	49,022
Amortization of deferred gain	(40,863)	(40,863)
Changes in:
Loans held for sale	80,081,885	(3,666,675)
Interest receivable	(27,447)	(342,468)
Other assets	3,222,209	1,898,958
Other liabilities	(577,361)	(438,843)

Net cash from operating activities	85,738,261	393,872

Investing activities:
Purchases of available-for-sale securities	(36,503,183)	(1,749,619)
Proceeds from sales and maturities of available-for-sale securities	10,526,525	548,569
Proceeds from sale of other real estate	656,482	738,085
Purchases of premises and equipment	(2,097,261)	(491,549)
Purchase of restricted equity securities, net of redemptions	(166,450)	—
Loan originations, net of principal repayments	(9,190,391)	(20,726,601)

Net cash from investing activities	(36,774,278)	(21,681,115)

Financing activities:
Net increase in noninterest-bearing deposits	5,779,399	17,402,364
Net (decrease) increase in interest-bearing deposits	(41,613,494)	21,663,197
Cash dividends paid on preferred stock	(390,000)	(390,000)
Net increase (decrease) of FHLB advances and federal funds purchased	11,168,198	(24,070,831)
Contributions from noncontrolling interests	—	36,750
Distributions to noncontrolling interests	(147,713)	(40,554)
Redemption of stock warrants	—	(260,000)

Net cash from financing activities	(25,203,610)	14,340,926

CHANGE IN CASH AND CASH EQUIVALENTS	23,760,373	(6,946,317)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	27,375,747	34,351,240

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51,136,120	$27,404,923

SUPPLEMENTAL SCHEDULES AND CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and other borrowings	$1,886,036	$2,176,039
Income taxes	$7,600	$33,700
Loans transferred to foreclosed real estate during the year	$1,087,600	$243,750
Loans to facilitate sale of real estate	$—	$735,057
Unrealized gain (loss) on securities available for sale, net	$(19,879)	$16,999
Unrealized gain (loss) on interest rate swap, net	$66,511	$(154,113)

The accompanying notes are an integral part of the consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly Monarch Financial Holdings, Inc.’s financial position as of March 31, 2011; the consolidated statements of income for the three months ended March 31, 2011 and 2010; the consolidated statements of changes in stockholders’ equity and comprehensive income for the three months ended March 31, 2011 and 2010; and the consolidated statements of cash flows for the three months ended March 31, 2011 and 2010. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. The financial statements include the accounts of Monarch Financial Holdings, Inc. and its subsidiaries, and all significant intercompany accounts and transactions have been eliminated. Operating results for the three month periods ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. Certain prior year amounts have been reclassified to conform to current year presentations.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures will be required for periods beginning on or after December 15, 2010. We have included the required disclosures in our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of the new guidance did not have a material impact our consolidated financial statements.

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

The Securities Exchange Commission (SEC) has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting”, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

In March 2011, the SEC issued Staff Accounting Bulletin (SAB) 114. This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series. This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s Codification. The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB Series. The effective date for SAB 114 is March 28, 2011. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. We are currently assessing the impact that ASU 2011-02 will have on our consolidated financial statements.

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

In August 2001, we formed Monarch Investment, LLC, to enable us to offer additional services to our clients. We own 100% of Monarch Investment, LLC. As Monarch Investment, LLC, we invested in the formation of Bankers Investment Group, LLC, the parent company of BI Investments, LLC; a registered brokerage firm and investment advisor. On April 30, 2008, Bankers Investment Group, LLC, and BI Investments, LLC, were merged into Infinex Financial Group (Infinex), a broker-dealer headquartered in Meriden, Connecticut, with Monarch Investment, LLC, now holding a 5.62% ownership interest in Infinex. In June of 2008, investment clients began using Infinex as their broker-dealer. Infinex sells non-deposit investment products in over 200 community banks throughout the country. Monarch Investment, LLC, provides non-deposit investment services under the name of Monarch Investments.

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

In June 2007, we announced the expansion of our mortgage operations through the acquisition of a team of experienced mortgage bankers, and our mortgage division began operating as Monarch Mortgage (MM). MM originates and sells conventional, FHA, VA and VHDA residential loans and offers additional mortgage products such as construction-permanent loans for Monarch Bank’s loan portfolio. Their primary office is in Virginia Beach with additional offices in Chesapeake, Norfolk, Richmond, Midlothian, Manassas, Fairfax, Fredericksburg, Woodbridge, Oakton and Reston, Virginia, Rockville, Waldorf, Crofton, Bowie, Towson, Gaithersburg and Greenbelt, Maryland and Kitty Hawk, Wilmington and Charlotte, North Carolina, and Greenwood, South Carolina.

In July 2007, Monarch Investment, LLC, purchased a 51% ownership in Coastal Home Mortgage, LLC, from another bank. This joint venture provides residential loan services through Monarch Mortgage. The 49% ownership is shared by four individuals involved in commercial and residential construction in the Hampton Roads area.

In October 2007, Monarch Investment, LLC, formed a title insurance company, Real Estate Security Agency, LLC (RESA), along with TitleVentures, LLC. Monarch Investment, LLC, owns 75% of RESA and TitleVentures, LLC, owns 25%. RESA offers residential and commercial title insurance to the clients of Monarch Mortgage and Monarch Bank.

In March 2008, Monarch Investment, LLC, formed Home Mortgage Solutions, Inc., in the Richmond area of Virginia. Monarch Investment, LLC, owned 51% with BPRP Funding, LLC, a builder/developer, owning 49%. The primary goal of Home Mortgage Solutions, Inc. was to provide mortgages to the clients of BPRP Funding, LLC. In January 2010, we closed our Home Mortgage Solutions, Inc. operations.

In March 2010, Monarch Investment, LLC, formed Regional Home Mortgage, LLC, in Chesapeake, Virginia. Monarch Investment, LLC, owns 51% of the company and TREG Funding, LLC, owns 49%, which was formed for the primary purpose of providing residential mortgages to clients of TREG Funding, LLC. TREG Funding, LLC is associated with The Real Estate Group, a leading realty firm in Chespeake and Virginia Beach, Virginia.

In September 2010, Monarch Investment, LLC, formed Monarch Home funding, LLC, in Norfolk, Virginia. The primary purpose of the company, of which Monarch Investment, LLC, owns 51% and Danaus, LLC, owns 49%, is to provide residential mortgages to clients of Danaus, LLC. Danaus, LLC is associated with Nancy Chandler Associates, a leading realty firm with offices in Norfolk and Chesapeake, Virginia.

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

	3 months ended March 31,
	2011	2010
Net income	$1,373,257	$1,119,817
Less: non-cumulative perpetual preferred dividend	(390,000)	(390,000)

Net income (numerator, basic )	983,257	729,817
Weighted average shares outstanding (denominator)	5,969,717	5,700,238

Income per common share - basic	$0.16	$0.13

Net income	$1,373,257	$1,119,817
Less: non-cumulative perpetual preferred dividend	—	(390,000)

Net income (numerator, diluted )	$1,373,257	729,817
Weighted average shares - diluted (denominator)	8,490,328	5,753,067

Income per common share - diluted	$0.16	$0.13

Dilutive effect- average number of common shares	20,611	52,829
Dilutive effect- average number of convertible non-cumulative perpetual preferred, if converted	2,500,000	—

Dilutive effect- average number of shares	2,520,611	52,829

For the three months ended March 31, 2011 and 2010, average options to purchase 121,198 and 155,056 shares, respectively, were not included in the computation of earnings per common share, because they were anti-dilutive. 800,000 shares of non-cumulative perpetual preferred stock, which are each convertible to 3.125 shares of common stock, are included in the denominator of our diluted earnings per share calculation at the converted value of 2,500,000 shares. For the three months ended March 31, 2011, the non-cumulative perpetual preferred dividend paid on our preferred shares has been excluded from the numerator.

NOTE 4. INVESTMENT SECURITIES

Securities available-for-sale consists of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2010
U.S. government agency obligations	$42,075,408	$63,971	$(10,693)	$42,128,686
Mortgage-backed securities	376,412	16,989	—	393,401
Municipal securities	503,071	6,127	(4,718)	504,480
Corporate debt securities	500,000	15,085	—	515,085

	$43,454,891	$102,172	$(15,411)	$43,541,652

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
U.S. government agency obligations	$16,581,900	$85,272	$—	$16,667,172
Mortgage-backed securities	402,937	16,404	—	419,341
Municipal securities	—	—	—	—
Corporate debt securities	500,000	15,205	—	515,205

	$17,484,837	$116,881	$—	$17,601,718

No held-to-maturity securities existed at March 31, 2011 or December 31, 2010.

The amortized cost and fair value of securities by contractual maturity date at March 31, 2011 are as follows:

Securities available-for-sale:

	Amortized Cost	Fair Value
Due in one year or less	$36,007,809	$36,026,150
Due from one to five years	6,720,977	6,775,371
Due from five to ten years	—	—
Due after ten years	726,105	740,131

Total	$43,454,891	$43,541,652

There are no investments in our securities portfolio that have been in a continuous unrealized loss position for more than 12 months. We have the ability to carry unrealized losses in our securities portfolio to the final maturity of the instruments. Other-than-temporarily impaired (“OTTI”) guidance for investments state that an impairment is other-than-temporary if any of the following conditions exists: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or, the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Based on this guidance, there were no securities considered OTTI at March 31, 2011 or December 31, 2010 and there were no losses related to OTTI recognized in accumulated other comprehensive income at March 31, 2011 or December 31, 2010.

NOTE 5. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSS

The following table provides a breakdown, by class or segment of our loans held for investment at March 31, 2011 and December 31, 2010.

Loans held for Investment

	March 31, 2011	December 31, 2010
Commercial	$82,972,379	$86,633,856
Real estate
Construction	129,970,770	119,881,034
Residential (1-4 family)	84,950,550	84,822,652
Home equity lines	80,118,245	81,013,642
Multifamily	19,810,668	20,959,832
Commercial	165,438,666	162,541,959

Real estate subtotal	480,288,899	469,219,119

Consumers
Consumer and installment loans	3,101,365	2,937,347
Overdraft protection loans	60,863	66,647

Loans to individuals subtotal	3,162,228	3,003,994

Total gross loans	566,423,506	558,856,969
Allowance for loan losses	(9,503,000)	(9,037,800)

Loans net of allowance for loan losses	556,920,506	549,819,169

Unamortized loan costs, net of deferred fees	32,246	11,258

Total net loans	$556,952,752	$549,830,427

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation or sale of the income producing property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type. This diversity helps reduce our exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on purpose, collateral, geography, cash flow, loan to value and risk grade criteria. As a general rule, we avoid financing special purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2011 and December 31, 2010, approximately 58% of the outstanding principal balance of our commercial real estate loans portfolio was secured by owner-occupied properties.

With respect to loans to developers and builders that are secured by non-owner occupied properties that we may originate from time to time, we generally require the borrower to have an existing relationship with the Company and a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, supply and demand, government regulation of real property, general economic conditions and the availability of long-term financing.

Consumer and residential loan originations utilize analytics to supplement the underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed. This monitoring, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend, sensitivity analysis, shock analysis and outlook reports are reviewed by management on a regular basis. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage, collection remedies, the number of such loans a borrower can have at one time and documentation requirements.

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

A loan risk graded as loss is generally charged-off when identified. A loan risk graded as doubtful is considered “watch list” and classified as nonaccrual. We did not have any loans in our portfolio classified as doubtful or loss on March 31, 2011 or December 31, 2010. Special mention and substandard loans are considered watch list risk grades and may or may not be classified as nonaccrual, based on current performance. Watch list graded loans or relationships are evaluated individually to determine if all, or a portion of our investment in the borrower, is at risk. If a risk is quantified, a specific loss allowance will be assigned to the identified loan or relationship. We evaluate our investment in the borrower using either the present value of expected future cash flows, discounted at the historical effective interest rate of the loan, or for a collateral-dependent loan, the fair value of the underlying collateral. Special mention loans, which do not appear to be impaired, are included in the “satisfactory” risk grade groups.

“Satisfactory” loans with a risk rating of modest to acceptable with care, along with the special mention loans having lower risk profiles, are assigned an expected loss factor. This loss factor, which is multiplied by the outstanding principal within each risk grade to arrive at an overall loss estimate, is based on a three-year moving average “look-back” at our historical losses.

Additional metrics, in the form of environmental risk factors, may be applied to a specific class or risk grade of loans within the portfolio based on local or national trends, identifiable events or other economic factors. At March 31, 2011 and December 31, 2010, four environmental factors were applied to the general risk grade groups. The first environmental factor was applied to our real estate construction loans due to the concentration in our portfolio. The second environmental factor was applied to our home equity lines based on delinquency rates. The third environmental factor was applied to all “satisfactory” loans based on economic conditions, including local unemployment and gross regional product. The final environmental factor was applied to all “satisfactory” loans based on trends in our nonperforming assets. The assumptions used to determine the allowance are reviewed to ensure that their theoretical foundation, data integrity, computational processes, and reporting practices are appropriate and properly documented.

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

The following table delineates our loan portfolio by class and risk grade for March 31, 2011 and December 31, 2010.

	March 31, 2011
	Satisfactory
	Minimal Risk Grade 1	Modest Risk Grade 2	Average Risk Grade 3	Acceptable Risk Grade 4	Acceptable with Care Risk Grade 5
Commercial	$228,012	$805,000	$15,335,352	$46,901,856	$9,243,959
Real estate
Construction	—	3,846,886	34,607,274	53,425,012	13,392,210
Residential (1-4 family)	—	—	3,026,756	56,974,643	8,723,252
Home equity lines	—	—	6,597,329	60,687,508	7,293,173
Multifamily	—	—	13,449,432	2,424,839	408,459
Commercial	—	6,214,628	27,586,106	101,032,787	23,498,363

Real estate subtotal	—	10,061,514	85,266,897	274,544,789	53,315,457

Consumers
Consumer and installment loans	—	—	824,891	1,921,738	142,794
Overdraft protection loans	—	—	11,789	24,802	15,322

Loans to individuals subtotal	—	—	836,680	1,946,540	158,116

Total gross loans	$228,012	$10,866,514	$101,438,929	$323,393,185	$62,717,532

	Watchlist			Total	Weighted Average Risk Grade
	Special Mention Risk Grade 6	Substandard Risk Grade 7
Commercial	$8,715,754	$1,742,446		$82,972,379	4.17
Real estate
Construction	6,283,017	18,416,371		129,970,770	4.30
Residential (1-4 family)	6,235,765	9,990,134		84,950,550	4.57
Home equity lines	1,925,304	3,614,931		80,118,245	4.19
Multifamily	3,527,938	—		19,810,668	3.70
Commercial	4,198,286	2,908,496		165,438,666	4.00

Real estate subtotal	22,170,310	34,929,932		480,288,899	4.20

Consumers
Consumer and installment loans	49,299	162,643		3,101,365	3.97
Overdraft protection loans	1,940	7,010		60,863	4.47

Loans to individuals subtotal	51,239	169,653		3,162,228	3.98

Total gross loans	$30,937,303	$36,842,031		$566,423,506	4.20

	December 31, 2010
	Satisfactory
	Minimal Risk Grade 1	Modest Risk Grade 2	Average Risk Grade 3	Acceptable Risk Grade 4	Acceptable with Care Risk Grade 5
Commercial	$232,110	$731,667	$14,771,833	$53,992,867	$7,023,210
Real estate
Construction	—	1,225,329	32,697,778	47,661,653	13,651,344
Residential (1-4 family)	—	—	4,579,850	54,014,031	9,590,337
Home equity lines	—	—	6,764,301	61,480,769	7,225,278
Multifamily	—	—	14,820,350	2,166,220	416,693
Commercial	—	6,220,892	32,511,650	95,506,961	23,663,549

Real estate subtotal	—	7,446,221	91,373,929	260,829,634	54,547,201

Consumers
Consumer and installment loans	—	—	656,918	1,902,223	147,654
Overdraft protection loans	—	—	19,896	33,738	6,003

Loans to individuals subtotal	—	—	676,814	1,935,961	153,657

Total gross loans	$232,110	$8,177,888	$106,822,576	$316,758,462	$61,724,068

	Watchlist		Total	Weighted Average Risk Grade
	Special Mention Risk Grade 6	Substandard Risk Grade 7
Commercial	$8,038,429	$1,843,740	$86,633,856	4.14
Real estate
Construction	5,643,773	19,001,157	119,881,034	4.39
Residential (1-4 family)	5,946,666	10,691,768	84,822,652	4.58
Home equity lines	1,830,661	3,712,633	81,013,642	4.19
Multifamily	3,556,569	—	20,959,832	3.65
Commercial	3,444,500	1,194,407	162,541,959	3.93

Real estate subtotal	20,422,169	34,599,965	469,219,119	4.20

Consumers
Consumer and installment loans	62,182	168,370	2,937,347	4.04
Overdraft protection loans	7,010	—	66,647	4.00

Loans to individuals subtotal	69,192	168,370	3,003,994	4.04

Total gross loans	$28,529,790	$36,612,075	$558,856,969	4.19

An aging of our loan portfolio by class as of March 31, 2011 and December 31, 2010 is as follows:

		Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Recorded Investment > 90 days and Accruing	Recorded Investment Nonaccrual Loans
March 31, 2011
Commercial	$39,591	$162,000	$1,014,581	$1,216,172	$81,756,207	$—	$1,246,582
Real estate
Construction	138,131	926,000	928,510	1,992,641	127,978,129	—	1,854,510
Residential (1-4 family)	885,787	343,753	1,044,828	2,274,368	82,676,182	—	2,795,380
Home equity lines	424,998	311,824	1,316,960	2,053,782	78,064,463	429,992	1,587,068
Multifamily	—	—	—	—	19,810,668	—	—
Commercial	375,667	—	—	375,667	165,062,999	—	—

Real estate subtotal	1,824,583	1,581,577	3,290,298	6,696,458	473,592,441	429,992	6,236,958

Consumers
Consumer and installment loans	87,852	18,571	—	106,423	2,994,942	—	—
Overdraft protection loans	—	7,010	—	7,010	53,853	—	7,010

Loans to individuals subtotal	87,852	25,581	—	113,433	3,048,795	—	7,010

Total gross loans	1,952,026	1,769,158	4,304,879	8,026,063	558,397,443	429,992	7,490,550

December 31, 2010
Commercial:	$231,500	$446,484	$1,284,790	$1,962,774	$84,671,082	$270,728	$1,575,207
Real estate
Construction	—	—	1,998,424	1,998,424	117,882,610	240,672	1,757,752
Residential (1-4 family)	333,562	—	2,274,052	2,607,614	82,215,038	418,608	3,620,443
Home equity lines	265,139	1,477,353	437,542	2,180,034	78,833,608	179,992	757,585
Multifamily	—	—	—	—	20,959,832	—	—
Commercial	114,925	—	—	114,925	162,427,034	—	178,941

Real estate subtotal	713,626	1,477,353	4,710,018	6,900,997	462,318,122	839,272	6,314,721

Consumers
Consumer and installment loans	159,755	—	20,816	180,571	2,756,776	20,816	—
Overdraft protection loans	—	—	—	—	66,647	—	—

Loans to individuals subtotal	159,755	—	20,816	180,571	2,823,423	20,816	—

Total gross loans	1,104,881	1,923,837	6,015,624	9,044,342	549,812,627	1,130,816	7,889,928

The column “recorded investment in nonaccrual loans”, in the Age Analysis table above, includes nonaccrual loans totaling $7,191,566 and $7,583,305, and restructured loans totaling $298,984 and $306,623 at March 31, 2011 and December 31, 2010, respectively.

Non-performing assets as of March 31, 2011 and December 31, 2010 are as follows:

	NON-PERFORMING ASSETS
	Non-Performing Loans
	Over 90 Days and Accruing	Nonaccrual Loans	Restructured Loans	Non-Performing Loans	Other Real Estate Owned	Total Non-Peforming Assets
March 31, 2011
Commercial	$—	$1,064,582	$182,000	$1,246,582	$—	$1,246,582
Real estate
Construction	—	1,854,510	—	1,854,510	533,518	2,388,028
Residential (1-4 family)	—	2,678,396	116,984	2,795,380	1,642,300	4,437,680
Home equity lines	429,992	1,587,068	—	2,017,060	—	2,017,060
Multifamily	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumers
Consumer and installment loans	—	—	—	—	—	—
Overdraft protection loans	—	7,010	—	7,010	—	7,010

Total	$429,992	$7,191,566	$298,984	$7,920,542	$2,175,818	$10,096,360

December 31, 2010
Commercial	$270,728	$1,393,207	$182,000	$1,845,935	$—	$1,845,935
Real estate
Construction	240,672	1,757,752	—	1,998,424	1,190,000	3,188,424
Residential (1-4 family)	418,608	3,495,820	124,623	4,039,051	554,700	4,593,751
Home equity lines	179,992	757,585	—	937,577	—	937,577
Multifamily	—	—	—	—	—	—
Commercial	—	178,941	—	178,941	—	178,941
Consumers
Consumer and installment loans	20,816	—	—	20,816	—	20,816
Overdraft protection loans	—	—	—	—	—	—

Total	$1,130,816	$7,583,305	$306,623	$9,020,744	$1,744,700	$10,765,444

	March 31, 2011	December 31, 2010
Asset Quality Ratios:
Nonperforming loans to period end loans	1.40%	1.61%
Nonperforming assets to period end assets	1.26%	1.30%
Allowance for loan losses to nonperforming loans	119.98%	100.19%

A summary of the activity in the allowance for loan losses account is as follows:

Allocation of the Allowance for Loan Losses
		Real Estate
March 31, 2011	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for credit losses:
Beginning balance	$919,774	$1,931,797	$2,114,094	$2,443,275	$146,923	$1,308,073
Charge-offs	—	(38,623)	(141,624)	(417,064)	—	—
Recoveries	4,206	734	10,226	45,356	—	—
Provision	467,457	374,729	(191,078)	194,571	(1,939)	67,545

Ending balance	$1,391,437	$2,268,637	$1,791,618	$2,266,138	$144,984	$1,375,618

Ending balance
Individually evaluated for impairment	$801,371	$1,388,814	$1,249,606	$1,664,694	$—	$193,033
Collectively evaluated for impairment	590,066	879,823	542,012	601,444	144,984	1,182,585
Loan acquired with detriorated credit quality	—	—	—	—	—	—
Financing receivables:
Ending balance	$82,972,379	$129,970,770	$84,950,550	$80,118,245	$19,810,668	$165,438,666
Ending balance: individually evaluated for impairment	2,172,828	18,416,371	9,986,435	4,476,749	—	3,302,548
Ending balance: collectively evaluated for impairment	80,799,551	111,554,399	74,964,115	75,641,496	19,810,668	162,136,118

	Consumers
	Consumer and Installment loans	Overdraft Protection	Unallocated	Total
Allowance for credit losses:
Beginning balance	$84,384	$466	$89,014	$9,037,800
Charge-offs	—	—	—	(597,311)
Recoveries	205	330	—	61,057
Provision	(5,190)	3,240	92,119	1,001,454

Ending balance	$79,399	$4,036	$181,133	$9,503,000

Ending balance
Individually evaluated for impairment	$61,580	$—	$—	$5,359,098
Collectively evaluated for impairment	17,819	4,036	181,133	4,143,902
Loan acquired with detriorated credit quality	—	—	—	—
Financing receivables:
Ending balance	$3,101,365	$60,863	$—	$566,423,506
Ending balance: individually evaluated for impairment	162,643	7,010	—	38,524,584
Ending balance: collectively evaluated for impairment	2,938,722	53,853	—	527,898,922

		Real Estate
December 31, 2010	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for credit losses:
Beginning balance	$742,206	$3,623,237	$1,746,390	$2,521,078	$37,047	$607,279
Charge-offs	(303,881)	(3,903,040)	(1,842,885)	(2,887,006)	—	(195,000)
Recoveries	74,386	11,225	10,256	142,308	—	29,427
Provision	407,063	2,200,375	2,200,333	2,666,895	109,876	866,367

Ending balance	$919,774	$1,931,797	$2,114,094	$2,443,275	$146,923	$1,308,073

Ending balance
Individually evaluated for impairment	$352,200	$1,200,197	$1,615,621	$1,859,370	$—	$220,726
Collectively evaluated for impairment	567,574	731,600	498,473	583,905	146,923	1,087,347
Loan acquired with detriorated credit quality	—	—	—	—	—	—

Financing receivables:
Ending balance	$86,633,856	$119,881,034	$84,822,652	$81,013,642	$20,959,832	$162,541,959

Ending balance: individually evaluated for impairment	2,439,251	23,808,720	13,132,292	3,974,969	—	3,293,837
Ending balance: collectively evaluated for impairment	84,194,605	96,072,314	71,690,360	77,038,673	20,959,832	159,248,122

	Consumers
	Consumer and Installment loans	Overdraft Protection	Unallocated	Total
Allowance for credit losses:
Beginning balance
Charge-offs	$22,579	$184	$—	$9,300,000
Recoveries	(38,221)	(1,000)	—	(9,171,033)
Provision	575	1,364	—	269,541
Ending balance	99,451	(82)	89,014	8,639,292

	$84,384	$466	$89,014	$9,037,800

Ending balance
Individually evaluated for impairment	$65,061	$—		$5,313,175
Collectively evaluated for impairment	19,323	466	89,014	3,724,625
Loan acquired with detriorated credit quality	—	—	—	—

Financing receivables:
Ending balance	$2,937,347	$66,647	$—	$558,856,969

Ending balance: individually evaluated for impairment	179,994	—	—	46,829,063
Ending balance: collectively evaluated for impairment	2,757,353	66,647		512,027,906

A loan is considered impaired when, based on current information and events; it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. In addition to loans 90 days past due and still accruing, nonaccrual loans and restructured loans, all loans risk graded doubtful or substandard qualify, by definition, as impaired. The following table sets forth our impaired loans at March 31, 2011 and December 31, 2010.

Impaired Loans
	With No Related Allowance
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
March 31, 2011
Commercial	$495,578	$546,160	$375,447	$2,172
Real estate
Construction	11,517,942	13,072,942	11,384,131	154,816
Residential (1-4 family)	2,504,226	3,057,950	2,552,471	5,539
Home equity lines	877,363	1,174,854	922,369	10,193
Multifamily	—	—	—	—
Commercial	1,900,227	1,945,227	1,911,045	37,654
Consumers
Consumer and installment loans	18,571	18,571	19,694	541
Overdraft protection loans	7,010	7,010	7,010	—

Total	$17,320,917	$19,822,714	$17,172,167	$210,915

December 31, 2010
Commercial	$1,376,790	$1,447,373	$731,937	$51,131
Real estate
Construction	2,522,200	4,152,564	5,198,112	234,684
Residential (1-4 family)	3,516,555	4,185,054	2,537,481	112,580
Home equity lines	437,442	644,992	807,606	13,786
Multifamily	—	—	—	—
Commercial	178,941	223,941	267,766	20,170
Consumers
Consumer and installment loans	20,816	20,816	14,210	1,941
Overdraft protection loans	—	—	—	—

Total	$8,052,744	$10,674,740	$9,557,112	$434,292

	With Related Allowance
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2011
Commercial	$1,677,250	$1,677,250	$801,371	$1,690,347	$24,864
Real estate
Construction	6,898,429	6,938,429	1,388,814	6,900,430	102,524
Residential (1-4 family)	7,482,209	7,482,209	1,249,606	7,501,577	106,128
Home equity lines	3,599,386	3,619,386	1,664,694	3,599,640	32,510
Multifamily	—	—	—	—	—
Commercial	1,402,321	1,402,321	193,033	1,406,768	104,533
Consumers
Consumer and installment loans	144,072	144,072	61,580	145,813	2,539
Overdraft protection loans	—	—	—	—	—

Total	$21,203,667	$21,263,667	$5,359,098	$21,244,575	$373,098

December 31, 2010
Commercial	$965,144	$969,144	$352,200	$588,758	$79,435
Real estate
Construction	7,291,850	7,410,900	1,200,197	7,589,440	427,378
Residential (1-4 family)	8,887,047	8,887,047	1,615,621	8,661,283	453,452
Home equity lines	3,327,535	3,347,535	1,859,370	3,084,212	106,631
Multifamily	—	—	—	—	—
Commercial	1,411,215	1,411,215	220,726	1,421,195	393,647
Consumers
Consumer and installment loans	147,554	147,554	65,061	73,777	905
Overdraft protection loans	—	—	—	—	—

Total	$22,030,345	$22,173,395	$5,313,175	$21,418,665	$1,461,448

NOTE 6. FAIR VALUE ACCOUNTING

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

The following table presents our assets and liabilities related to continuing operations, which are measured at fair value on a recurring basis for each of the fair value hierarchy levels, as of March 31, 2011 and December 31, 2010:

	Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Assets at March 31, 2011
Investment securities - available for sale
U.S. government agency obligations	$42,128,686	$—	$42,128,686	$—
Mortgage-backed securities	393,401	—	393,401	—
Municipal securities	504,480	—	504,480	—
Corporate debt securities	515,085	—	515,085	—
Loans held for sale	95,306,471	—	95,306,471	—
Rate lock commitments, net	424,358	—	46,818	377,540

Total Assets	$139,272,481	$—	$138,894,941	$377,540

Derivative financial liability	$521,085	$—	$521,085	$—

Assets at December 31, 2010
Investment securities - available for sale
U.S. government agency obligations	$16,667,172	$—	$16,667,172	$—
Mortgage-backed securities	419,341	—	419,341	—
Municipal securities	—	—	—	—
Corporate debt securities	515,205	—	515,205	—
Loans held for sale	175,388,356	—	175,388,356	—
Rate lock commitments, net	503,386	—	—	503,386

Total Assets	$193,493,460	$—	$192,990,074	$503,386

Derivative financial liability	$621,800	$—	$621,800	$—

The changes in rate lock commitments (Level 3 assets) measured at fair value on a recurring basis are summarized below as:

	2011	2010
Balance, January 1	$503,386	$804,240
Issuances and settlements, net	(503,386)	(804,240)
Unrealized gain included in earnings	377,540	828,712

Balance, March 31	$377,540	$828,712

The following table provides quantitative disclosures about the fair value measurements of our assets related to continuing operations which are measured at fair value on a nonrecurring basis as of March 31, 2011 and 2010.

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2011
Real estate owned	$2,175,818	$—	$2,175,818	$—
Restructured and impaired loans	15,884,569	—	15,884,569	—
At December 31, 2010
Real estate owned	$1,744,700	$—	$—	$1,744,700
Restructured and impaired loans	16,717,170	—	—	16,717,170

For the three months ended March 31, 2011, we had no gains or losses to report on sale of other real estate owned. For the three months ended March 31, 2010, we recorded a loss on the sale of real estate owned of $49,022. Gains or losses on sale of other real estate owned are included in other noninterest expense in the periods indicated.

At the time a loan secured by real estate becomes real estate owned, we record the property at the lower of its carrying amount or fair value. Upon foreclosure and through liquidation, we evaluate the property’s fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. We recorded a loss of $0 and $51,955 in the three months ended March 31, 2011 and 2010, respectively, due to valuation adjustments on real estate owned in our consolidated statements of income. Adjustments were recorded within the financial statement caption other noninterest income for the respective period.

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

Impaired Loans – Loans are designated as impaired when, in the judgment of management, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Statements of Operations.

Other Real Estate Owned – Other real estate owned (“OREO”) is measured at fair value based on an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data (Level 2). However, if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3.

Derivative financial instruments. Derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date. Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction. Valuation adjustments may be made to reflect both our credit risk and the counterparties’ credit quality in determining the fair value of the derivative. Level 2 inputs for the valuations are limited to observable market prices for London Interbank Offered Rate (LIBOR) observable market prices for LIBOR swap rates, and three month LIBOR basis spreads at commonly quoted intervals. Our derivative financial liability consists of an interest rate swap that qualifies as a cash flow hedge which had an unrealized loss of $521,085 at March 31, 2011 and $621,800 at December 31, 2010.

Fair Value of Financial Instruments

The following table presents the carrying amounts and fair value of our financial instruments at March 31, 2011 and December 31, 2010. GAAP defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than through a forced or liquidation sale for purposes of this disclosure. The carrying amounts in the table are included in the balance sheet under the indicated captions.

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$51,136,120	$51,136,120	$27,375,747	$27,375,747
Investment securities	43,541,652	43,541,652	17,601,718	17,601,718
Mortgage loans held for sale	95,306,471	95,306,471	175,388,356	175,388,356
Loans held for investment (net)	556,952,752	570,970,700	549,830,427	566,893,439
Accrued interest receivable	1,907,798	1,907,798	1,880,351	1,880,351
Restricted equity securities	8,858,900	8,858,900	8,692,450	8,692,450
Rate lock commitments, net	424,358	424,358	503,386	503,386

Financial Liabilities
Deposit liabilities	$669,827,482	$667,586,006	$705,661,577	$670,860,094
Total borrowings	51,450,399	51,292,594	40,282,201	40,145,059
Accrued interest payable	140,677	140,677	124,553	124,553
Derivative financial liability	521,085	521,085	621,800	621,800

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

Investment securities. Securities – available-for-sale are valued at quoted market prices, if available. For securities for which no quoted market price is available, we estimate the fair value on the basis of quotes for similar instruments or other available information. Investment securities classified as available-for-sale are reported at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income. To the extent that the cost basis of investment securities exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. The specific identification method is used in computing realized gains or losses.

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

Restricted equity securities are recorded at cost, which approximates fair value.

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

The fair value of the derivative financial liability, which relates to our interest rate swap, is based on the income approach using observable market inputs, reflecting market inputs of future interest rates as of the measurement date. Consideration is given to our credit risk as well as the counterparty’s credit quality in determining the fair value of the derivative.

It is not practicable to separately estimate the fair values for off-balance-sheet credit commitments, including standby letters of credit and guarantees written, due to the lack of cost-effective reliable measurement methods for these instruments.

NOTE 7. COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Components of other comprehensive income are unrealized gains and losses on available-for-sale securities and a derivative financial liability related to an interest rate swap. The following is a detail of comprehensive income for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Net Income	$1,510,055	$1,133,082
Change in unrealized gains (losses) on securities available-for-sale, net of tax expense	(19,879)	16,999
Change in unrealized losses on a derivative financial liability, net of tax	66,511	(154,113)

Total comprehensive income	1,556,687	995,968
Less: Comprehensive income attributable to noncontrolling interests	(136,798)	(13,265)

Comprehensive income attributable to Monarch Financial Holdings, Inc.	$1,419,889	$982,703

Unrealized holding gains securities available for sale	$(30,120)	$25,756
Income tax expense	10,241	(8,757)

Net unrealized gains	$(19,879)	$16,999

NOTE 8. STOCK-BASED COMPENSATION

In May 2006, our stockholders ratified the adoption of a new stock-based compensation plan to succeed the Monarch Bank 1999 Incentive Stock Option Plan. The Monarch Bank 2006 Equity Incentive Plan (“2006EIP”) authorizes the compensation committee to grant options, stock appreciation rights, stock awards, performance stock awards, and stock units to designated directors, officers, key employees, consultants and advisors to the Company and its subsidiaries. The Plan authorizes us to issue up to 630,000 split-adjusted shares of our Common Stock plus the number of shares of our Common Stock outstanding under the 1999 Plan. The Plan also provides that no award may be granted more than 10 years after the May 2006 ratification date.

Since May 2006, we have issued stock awards under the new Plan at a price equal to the stock price on the issue date with vesting periods of up to five years from issue. Total compensation costs are recognized over the service period to vesting.

At March 31, 2011 there were 257,283 options outstanding and exercisable. All options in the plan are fully vested and no additional options were granted in the periods covered. No options have been exercised or forfeited in the first quarter of 2011.

Compensation expense related to our restricted stock totaled $96,209 during the first quarter of 2011. Non-vested shares in restricted stock totaled 205,340 at March 31, 2011. These shares, which typically vest over a 60 month period, have remaining vesting periods of between 9 and 58 months with unrecognized remaining compensation expense of $1,011,395. We issued 500 shares of restricted stock in the first quarter of 2011, and 9,000 shares were vested. Additionally, 2,000 shares issued at December 31, 2010 were canceled, and 2,200 shares were forfeited.

NOTE 9. SEGMENT REPORTING

Reportable segments include community banking and retail mortgage banking services. Community banking involves making loans to and generating deposits from individuals and businesses in the markets where we have offices. Retail mortgage banking originates residential loans and subsequently sells them to investors. Our mortgage banking segment is a strategic business unit that offers different products and services. It is managed separately because the segment appeals to different markets and, accordingly, requires different technology and marketing strategies. The segment’s most significant revenue and expense is non-interest income and non-interest expense, respectively. We do not have other reportable operating segments. (The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of our annual 10-K.) All intersegment sales prices are market based. The assets and liabilities and operating results of our other wholly owned subsidiary, Monarch Capital, LLC, are included in the mortgage banking segment. Monarch Capital, LLC, provides commercial mortgage brokerage services.

Segment information for the three months ended March 31, 2011 and 2010 is shown in the following table.

Selected Financial Information

	Commercial and Other Banking	Mortgage Banking Operations	Intersegment Eliminations	Total
Three Months Ended March 31, 2011
Net interest income after provision for loan losses	$6,485,415	$155,363	$—	$6,640,778
Noninterest income	864,855	8,871,641	(41,990)	9,694,506
Noninterest expenses	(4,821,615)	(9,346,130)	41,990	(14,125,755)

Net income (loss) before income taxes and noncontrolling interest	$2,528,655	$(319,126)	$—	$2,209,529

Three Months Ended March 31, 2010
Net interest income after provision for loan losses	$5,058,958	$458,550	$(458,550)	$5,058,958
Noninterest income	628,690	8,061,228	(363,315)	8,326,603
Noninterest expenses	(3,838,855)	(7,940,396)	96,472	(11,682,779)

Net income before income taxes and noncontrolling interest	$1,848,793	$579,382	$(725,393)	$1,702,782

Segment Assets
March 31, 2011	$803,860,870	$103,541,558	$(106,094,036)	$801,308,392
December 31, 2010	$650,645,549	$185,530,329	$(10,593,133)	$825,582,745

NOTE 10. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets with indefinite lives are recorded at cost and are reviewed at least annually for impairment based on evidence of certain impairment indicators. Intangible assets with identifiable lives are amortized over their estimated useful lives. The intangible assets have a weighted-average useful life of seven years.

Information concerning goodwill and intangible assets is presented in the following table:

	March 31, 2011	December 31, 2010
Amortizable intangible assets	$1,250,000	$1,250,000
Accumulated amortization - intangible assets	(654,760)	(610,117)

Amortizable intangible assets, net	$595,240	$639,883

Goodwill	$775,000	$775,000

Amortization expense for intangible assets totaled $44,643 for each of the three month periods, ending March 31, 2011 and 2010.

Estimated Amortization Expense:
For the remaining months of the year ended 12/31/11	133,929
For the year ended 12/31/12	178,572
For the year ended 12/31/13	178,572
For the year ended 12/31/14	104,167

$595,240

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

Our credit exposure, if any, on the interest rate swap is limited to the net favorable value (net of any collateral pledged) and interest payments of the swap by the counterparty. Conversely, when an interest rate swap is in a liability position we are required to post collateral to PNC which is evaluated monthly and adjusted based on the fair value of the hedge on the last day of the month. The fair value of this swap instrument was a liability of $521 thousand at March 31, 2011 for which our collateral requirement on March 31, 2011, was $550 thousand.

On June 15, 2010, we began participating in a mandatory delivery program for mortgage loans. Under the mandatory delivery program we commit to deliver a block of loans to an investor at a preset cost prior to the close of such loans. This differs from a best efforts delivery which sets the cost to the investor on a loan by loan basis at the close of the loan. Mandatory delivery creates a higher level of risk for us but is not binding to the client. Our client could decide, at any time between the time of the rate lock and the actual closing on their mortgage loan, not to proceed with the commitment. There is a higher occurrence of this during periods of volatility.

To mitigate this risk, we pair the rate lock commitment with the sale of a notional security bearing similar attributes. At the time the loan is delivered to the investor, matched securities are repurchased. Any gains or losses associated with this pairing are recorded in mortgage banking income on our income statement as incurred. Our board approved mandatory delivery policy will only allow us to commit $50.0 million to the program at any given time. We utilize the services of Capital Markets Cooperative (CMC) of Ponte Vedra Beach, Florida to help monitor and manage our rate lock activities in this program. At March 31, 2011 we had gross loans of $19,494,729 paired with notional securities of $17,500,000 for net position of $1,994,729. We reported income related to our mandatory delivery program of $63 thousand during the first quarter of 2011.

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

We also generate income from non-interest sources. Non-interest income sources include fee income from residential and commercial mortgage sales, bank related service charges, fee income from the sale of investment and insurance services, income from bank owned life insurance (“BOLI”) policies, as well as gains or losses from the sale of investment securities.

This report contains forward-looking statements with respect to our financial condition, results of operations and business. These forward-looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements.

These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of our management and on information available at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected include the following:

•	General economic conditions may deteriorate and negatively impact the ability of borrowers to repay loans and depositors to maintain balances.

•	Changes in interest rates could reduce income.

•	Competitive pressures among financial institutions may increase.

•	The businesses that we are engaged in may be adversely affected by legislative or regulatory changes, including changes in accounting standards.

•	New products developed or new methods of delivering products could result in a reduction in our business and income.

•	Adverse changes may occur in the securities market.

•	Other factors described from time to time in our reports with the Securities and Exchange Commission.

This section should be read in conjunction with the description of our “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Net Income

Net income for the quarter ended March 31, 2011 was $1.5 million compared to $1.1 million at March 31, 2010, an increase of $377 thousand or 33.3%. Basic earnings per share for the first quarter of 2011 and 2010 were $0.17 and $0.13, respectively, while diluted earnings per share were $0.16 and $0.13 for the same periods, respectively.

Two important and commonly used measures of profitability are return on assets (net income as a percentage of average total assets) and return on equity (net income as a percentage of average stockholders’ equity). Our annualized return on assets (“ROA”) was 0.71% and 0.67% for the three month periods ended March 31, 2011 and March 31, 2010. Our annualized return on equity (“ROE”) for the first quarter of 2011 was 7.74% compared to 6.68% in 2010. Growth in both net interest income and noninterest income contributed to our improvement in ROE.

Net interest income increased $1.3 million and non-interest income increased $1.4 million in the first quarter of 2011 compared to 2010. Higher loan yield coupled with lower interest costs on deposits contributed to improvement in our net interest income. Our mortgage division was the source of the increase in non-interest income.

Our provision for loan losses declined $326 thousand in the first quarter of 2011 compared to 2010. Non-interest expense increased $2.5 million for the quarter, with the areas of greatest non-interest expense growth in salaries and benefits, commissions and incentives, and loan expense.

Net Interest Income

Net interest income, the excess of interest income over interest expense, is a significant source of our revenue. A number of factors influence net interest income, including the interest rates earned on earning assets, and the interest rates paid to obtain funding to support the assets, the volume of interest-earning assets and interest bearing liabilities, and the mix of interest-earning assets and interest bearing liabilities.

Interest rates have remained at a record low for an extended period. The federal funds rate that is set by the Federal Reserve Bank’s Federal Open Market Committee has been 0.25% since December 2008. For comparable periods, the Wall Street Journal Prime Rate (“WSJ”), which generally moves with the federal funds rate, was 3.25%. This extended stable, though low, rate environment has allowed us to position our balance sheet to respond quickly in the future when rates begin to rise and to buffer the potential impact of those rising rates.

Net interest income increased $1.3 million in the first quarter of 2011, compared to 2010. Interest income has increased $992 thousand or 11.6% while interest expense has decreased $263 thousand or 12.2% over the prior year. Interest and fees on loans are the largest component of our interest income and the main contributor to interest income growth. The yield on our loan portfolio increased 6 basis points to 5.79% in 2011 compared to 2010, on higher average volume.

Our loan portfolio is comprised of two major classifications of loans: loans held for sale and loans held for investment. Loans held for sale, which are residential mortgages originated by our mortgage division and sold to investors, earn interest while on our books but are currently at rates lower than our held for investment portfolio. The normal holding period for these loans is approximately 35 to 45 days, and outstanding balances have increased $35.1 million, year-over-year, while the yield on these balances has declined. Loans held for investment, which are primarily commercial and real estate loans, have grown $9.7 million over March 31, 2010. The average yield on loans held for investment was 5.99% for the first quarter of 2011 compared to 5.76% for the first quarter of 2010.

At March 31, 2011, the blended cost of deposits declined 40 basis points when compared to 2010. The cost of our money market deposits declined 37 basis points, despite $14.8 million in growth. Time deposits decreased 21 basis points which, coupled with a $57.9 million decline in outstanding balances contributed $240 thousand in interest expense savings. Total interest expense on deposits declined $104 thousand year-over-year. Borrowing costs also declined $160 thousand due to lower average borrowings in the first quarter of 2011 compared to 2010.

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

Our net interest rate spread on a tax-equivalent basis increased 22 basis points to 4.05% for first quarter of 2011, when compared to 3.83% for the same period in 2010. Yield on earning assets decreased 19 basis points to 5.32% from 5.51%, quarter over quarter, for the first three months of 2011 compared to 2010 and the cost of interest bearing liabilities decreased 41 basis points in the same comparative periods for an increase in our net interest margin of 14 basis points to 4.27%.

Bank Owned Life Insurance (BOLI) has been included in interest earning assets. We purchased $6,000,000 in BOLI during the fourth quarter of 2005. The income on BOLI is not subject to Federal Income tax, giving it a tax-effective yield of 5.65% for the first quarter of 2011 compared to 6.10% for the same period in 2010.

In July, 2006, we added additional capital through the issuance of $10,000,000 in trust preferred securities. These securities are treated as subordinated debt and have been included in other borrowings. The cost on trust preferred securities is fixed at 4.86%.

The following tables set forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and the related income, expense and corresponding weighted average yields and costs.

The following is an analysis of net interest income, on a taxable equivalent basis.

NET INTEREST INCOME ANALYSIS

	For Three Months Period Ended
	March 31, 2011
	Average Balance	Income/ Expense	Yield Rate(1)

ASSETS
Securities, at amortized cost (2)	$9,348,054	$41,674	1.81%
Loans, held for investment, net	562,218,841	8,308,749	5.99%
Loans, held for sale	107,148,421	1,134,461	4.29%
Federal funds sold	44,813,967	27,041	0.24%
Dividend-earning restricted equity securities	8,705,271	32,515	1.51%
Deposits in other banks	3,567,740	1,075	0.12%
Bank owned life insurance (2)	7,359,504	102,598	5.65%

Total earning assets	743,161,798	9,648,113	5.27%

Less: Allowance for loan losses	(8,894,949)
Nonperforming loans	7,576,059
Total nonearning assets	53,484,656

Total assets	$795,327,564

LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$31,844,194	$26,319	0.34%
Regular savings	19,090,820	27,039	0.57%
Money market savings	295,871,978	634,119	0.87%
Certificates of deposit	246,411,418	1,070,198	1.76%

Total interest-bearing deposits	593,218,410	1,757,675	1.20%
Borrowings	13,773,078	144,485	4.25%

Total interest-bearing liabilities	606,991,488	$1,902,160	1.27%
Noninterest-bearing liabilities
Demand deposits	95,635,486
Other noninterest-bearing liabilities	13,195,706

Total liabilities	715,822,680
Stockholders’ equity	71,928,826

Total liabilities and stockholders’ equity	$787,751,506

Net interest income (2)		$7,745,953

Interest rate spread (2)(3)			3.99%

Net interest margin (2)(4)			4.23%

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a $36,006 adjustment for 2011.
(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.
(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

NET INTEREST INCOME ANALYSIS (continued)

	For Three Months Period Ended
	March 31, 2010
	Average Balance	Income/ Expense	Yield Rate(1)

ASSETS
Securities, at amortized cost	$8,037,953	$54,546	2.75%
Loans, net	544,497,023	7,730,963	5.76%
Loans, held for sale	63,432,391	739,964	4.73%
Federal funds sold	13,101,462	8,377	0.26%
Dividend-earning restricted equity securities	7,019,700	18,165	1.05%
Deposits in other banks	2,719,221	376	0.06%
Bank owned life insurance (2)	7,078,127	106,484	6.10%

Total earning assets	645,885,877	8,658,875	5.44%

Less: Allowance for loan losses	(9,418,064)
Nonperforming loans	8,438,496
Total nonearning assets	39,986,896

Total assets	$684,893,205

LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$19,006,338	$17,615	0.38%
Regular savings	23,056,521	45,982	0.81%
Money market savings	159,592,985	487,496	1.24%
Certificates of deposit	269,560,657	1,310,272	1.97%

Total interest-bearing deposits	471,216,501	1,861,365	1.60%
Borrowings	51,470,984	304,198	2.40%

Total interest-bearing liabilities	522,687,485	$2,165,563	1.68%
Noninterest-bearing liabilities
Demand deposits	77,468,686
Other noninterest-bearing liabilities	8,320,790

Total liabilities	608,476,961
Stockholders’ equity	67,977,750

Total liabilities and stockholders’ equity	$676,454,711

Net interest income (2)		$6,493,312

Interest rate spread (2)(3)			3.76%

Net interest margin (2)(4)			4.08%

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a $36,204 adjustment for 2010.
(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.
(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

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

For discussion purposes, our “Rate/Volume Analysis” and “Net Interest Income Analysis” tables include tax equivalent income on bank owned life insurance (BOLI) and municipal securities that is not in compliance with Generally Accepted Accounting Principals (GAAP). The following table is a reconciliation of our income statement presentation to these tables.

RECONCILIATION OF NET INTEREST INCOME

TO TAX EQUIVALENT INTEREST INCOME

Non-GAAP	3 Months Ended March 31,
	2011	2010
Interest income:
Total interest income	$9,544,392	$8,552,391
Bank owned life insurance	67,715	70,280
Tax equivalent adjustment (34% tax rate)
Bank owned life insurance	34,883	36,204
Municipal securities	1,123	—

Adjusted income on earning assets	9,648,113	8,658,875

Interest expense:
Total interest expense	1,902,160	2,165,563

Net interest income - adjusted	$7,745,953	$6,493,312

Net interest income increased $1.3 million, quarter over quarter, driven primarily by growth. The overall impact of growth was an increase to net interest income of $935 thousand while changes in rates contributed an additional $318 thousand.

Loan growth provided $813 thousand while higher rates contributed an additional $159 thousand to interest income. Lower yields on agency securities and lower earnings on BOLI reduced the increased interest income provided by federal funds sold and dividend-earning restricted equity securities to an additional, volume driven, contribution of $17 thousand.

Reduction in the cost of interest bearing deposits provided a savings in deposit costs of $326 thousand which was partially offset by deposit growth for a net deposit cost savings of $105 thousand. Average borrowings declined for a benefit of $307 thousand which was reduced $148 thousand due to higher rates.

The following table sets forth an analysis of the impact of changes in rate and volume on our interest bearing assets and liabilities for the first quarter of 2011 compared to 2010.

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

	RATE / VOLUME ANALYSIS
	(in thousands)
	For the Three Months Ended March 31, 2011 vs 2010
	Interest Increase (Decrease)	Change Attributable to
		Rate	Volume
Interest income
Loans:
Commercial	$520	$131	$389
Real Estate	144	123	21
Consumer	(86)	(21)	(65)
Loans held for sale	394	(74)	468

Total loans	972	159	813

Securities:
Federal agencies	(14)	(21)	7
Mortgage-backed	(1)	1	(2)
Municipal securities	3	—	3
Other securities	—	—	—

Total securities	(12)	(20)	8

Federal funds sold	19	—	19
Dividend-earning restricted equity securities	15	10	5
Deposits in other banks	—	—	—
Bank owned life insurance	(5)	(9)	4

Total interest income	$989	$140	$849

Interest expense
Deposits:
Demand	$8	(3)	11
Money market	146	(178)	324
Savings	(19)	(12)	(7)
Time	(240)	(133)	(107)

Total deposits	(105)	(326)	221
Borrowings	(159)	148	(307)

Total interest expense	(264)	(178)	(86)

Net interest income	$1,253	$318	$935

Non-Interest Income

Non-interest income was $9.7 million for the first quarter of 2011, an increase of $1.4 million or 16.4% over the same period in 2010. Mortgage banking income continues to be the driver in non-interest income growth. Non-interest income is broken out into more detail in the following table:

NON-INTEREST INCOME

	For the Three Months Ended March 31,
	2011	2010
Mortgage banking income	$9,004,237	$7,675,152
Investment and insurance commissions	86,400	74,320
Service charges and fees	386,320	394,331
Bank owned life insurance income	67,715	70,280
Title company income	137,968	91,569
Other	11,866	20,951

	$9,694,506	$8,326,603

Mortgage banking income represents fees from originating and selling residential mortgage loans as well as commercial mortgages through Monarch Mortgage and our wholly owned commercial mortgage banking subsidiary, Monarch Capital, LLC. The overwhelming majority of this growth has been in the area of residential mortgages. Gross mortgage banking income increased in first quarter of 2011 compared to 2010 due to higher production. In the first quarter of 2011 Monarch Mortgage originated 1,320 loans totaling $300.0 million, compared to 979 loan originations totaling $233.9 million for the same period in 2010. Although rates have increased in recent months, residential mortgage rates remain low.

Service charges and fees on deposit accounts declined $8 thousand in the first quarter of 2011 compared to 2010. The primary components of service charges and fees are nonsufficient fund and overdraft fees and ATM transaction fees. Despite, year-over-year growth in deposits of $90.7 million, recent regulatory changes on the charging of fees on certain transactions have adversely impacted fee income. We have an agreement with a third-party vendor to brand ATMs in Food Lion grocery stores in southeast Virginia and northeast North Carolina. In return for supplying the cash for the machines and paying the machines’ cash servicing fees, we receive a portion of the transaction surcharge, and our customers can withdraw cash from the machines without a fee or transaction surcharge. We have 11 ATMs located at our banking center sites. Combined with our third-party vendor relationship, our network includes over 55 active branded ATMs.

Investment and insurance commissions increased $12 thousand, quarter over quarter. There were no security gains or losses in either 2011 or 2010.

BOLI is included in the net interest income calculation for yield analysis. We purchased $6.0 million in BOLI during the fourth quarter of 2005. The income from BOLI, which is not subject to tax, decreased $3 thousand quarter-over-quarter, in 2011 compared to 2010. The tax-effective income earnings are $102 for the first quarter of 2011 compared to $106 for the same period in 2010.

Through Monarch Investment, LLC, we own a 75% interest in a title company, Real Estate Security Agency, LLC (RESA), which is being treated as a consolidated entity for accounting purposes. RESA showed an increase of income for the first quarter of 2011 when compared to 2010 of $46 thousand.

Non-interest Expense

The following table summarizes our non-interest expense for the periods indicated:

NON-INTEREST EXPENSE

	For the Three Months Ended March 31,
	2011	2010
Salaries and employee benefits	$5,357,145	$4,464,207
Commissions and incentives	3,893,359	3,460,339
Loan expense	1,355,423	1,001,184
Occupancy expenses	927,002	692,476
Furniture and equipment expense	460,031	375,949
FDIC Insurance	315,334	248,836
Marketing expense	273,756	211,741
Data processing services	305,833	195,536
Professional fees	168,928	132,307
Stationary and supplies	179,819	152,875
Telephone	151,634	122,661
Virginia Franchise Tax	126,905	116,113
Postage and shipping	112,133	86,262
Loss on sale of other real estate, net	—	49,023
ATM expense	53,392	49,862
Amortization of intangibles	44,643	44,643
Other	400,418	278,765

	$14,125,755	$11,682,779

Total non-interest expenses increased $2.5 million in the first quarter of 2011, an increase of 21.4% over the same period in 2010. Excluding salaries and employee benefits, and commissions and incentives, non-interest expense increased $1.1 million or 31.4% in the first quarter of 2011 compared to 2010.

Employee compensation; in the form of salaries, benefits, commissions and incentives, represent an approximate 65% of non-interest expense in first quarter of 2011 compared to 68% for the same period in 2010. Our full time equivalent employees, at March 31, 2011 totaled 531, compared to 434 in 2010. Employee compensation growth was primarily in salaries and benefits, which increased $893 thousand or 20% in the first quarter of 2011 compared to 2010. Commissions and incentives increased $433 thousand or 13% for the same period. Expansion in both our mortgage operations and the Bank’s sales team and branch staff were the source of the increases. We opened a new banking office in the Hilltop area of Virginia Beach in June 2010, relocated our corporate headquarters in the third quarter of 2010, after a substantial renovation of a building purchased in the second quarter 2010. Over fifty-five percent of our mortgage employees are paid commissions based on their production levels. Secondary increases are attributable to first, an increase in loan origination expense related to higher production by the bank and higher vendor expenses for Monarch Mortgage; and second growth related increases in occupancy, equipment, data service expenses and FDIC insurance.

The following summary identifies, in descending order, non-interest expenses with the most significant quarter-over-quarter increase.

	Increase For the Three Months Ended March 31,
	Dollars	Percentage
Salaries and employee benefits	$892,938	20.0%
Commissions and incentives	433,020	12.5%
Loan origination expenses	354,239	35.4%
Occupancy expenses	234,526	33.9%
Data processing services	110,297	56.4%

One property in other real estate was sold during the first quarter of 2011 at book value, with no gain or loss to report. In the first quarter of 2010 we sold four properties in other real estate and recorded losses, net of valuation adjustments of $49 thousand.

Income Taxes

Our income tax provision was $699 thousand for the quarter compared to $570 thousand for the same period in 2010. Included in first quarter 2011 taxes are state taxes for Maryland, North Carolina and South Carolina of $81 thousand. The effective tax rate for the quarter was 31.7% compared to 33.5% for the same period in 2010.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Total assets were $801.3 million at March 31, 2011, a $24.3 million or 2.9% decrease compared to assets of $825.6 million at December 31, 2010. On an annual basis total assets increased $96.6 million, a 13.7% increase when compared to assets of $704.7 million at March 31, 2010. Decreases in loans held for sale of $80.1 million or 45.7% were the source of the decline from December 31, 2010. This decrease was partially offset by growth during the quarter in investment securities of $25.9 million, total cash and cash equivalents of $23.8 million and loans held for investment of $7.6 million.

On an annual basis, investment securities increased $35.1 million or 417.6% compared to $8.4 million at March 31, 2010 and total cash and cash equivalents increased $23.7 million or 86.6% compared to $27.4 million at March 31, 2010. Loans held for sale increased $12.6 million or 15.3% over the March 31, 2010 balance of $82.7 million. On an annual basis, total loans held for investment increased $9.7 million, or 1.7%, from $556.8 million in March 2010. Property and equipment increased $13.4 million or 145.3% to $22.6 million at March 31, 2011 compared to $9.2 million at March 31, 2010.

Loans held for sale represent mortgage loans that have been closed and are awaiting investor purchase. A majority of our mortgage loans are pre-sold and remain on our books for thirty to forty-five days. Outstanding balances are dependent on the current mortgage market and may fluctuate significantly between periods. The decline noted at March 31, 2011 compared to year-end 2010 is a product of seasonality coupled with rate volatility. The increase on an annual basis is a product of a higher level of production in 2011 coupled with seasonality created by a particularly difficult winter in 2010.

In April 2010, we purchased a building in Chesapeake, Virginia, which was renovated and in September 2010 became our new corporate headquarters. Also in April 2010, we purchased a piece of land in the Ghent section of Norfolk, Virginia. We are currently in the construction phase of that project which, when complete, will be the new home of our existing Ghent banking office and Norfolk Monarch Mortgage headquarters. In May 2010, we began construction on our new Kitty Hawk branch, located in

Kitty Hawk, North Carolina on property for which we have a land lease. Both of these construction projects, which are relocations of existing store front branches, were completed and opened in April 2011. In June 2010 we opened a new office in the Hilltop area of Virginia Beach, Virginia, which is a leased location. These purchases and the renovation and furnishing of our leased location were the primary source of the increase in property and equipment.

Total liabilities were $728.5 million at March 31, 2011, a decrease of $25.3 million or 3.4% from year-end 2010 liabilities of $753.8 million. Year over year total liabilities increased $92.3 million or 14.5% over $636.2 million at March 31, 2010. The primary source of the changes in our liabilities in comparative periods is fluctuations in our deposits. Total deposits decreased $35.9 million or 5.1% to $669.8 million at March 31, 2011, when compared to $705.7 million at year-end 2010 and increased $90.7 million or 15.7% compared to $579.1 million, one year prior. Total borrowings increased $11.2 million to $51.5 million at March 31, 2011, a 27.7% increase from $40.3 million at December 31, 2010 and declined $638 thousand or 1.2% from $52.1 million at March 31, 2010.

Non-interest bearing demand deposits increased $5.7 million over December 2010 to $103.4 million and on an annual basis $9.8 million over March 31, 2010. Interest bearing demand deposits were $33.4 million, an increase of $1.1 million and $13.4 million when compared to December 31, 2010 and March 31, 2010 totals of $32.3 million and $20.0 million, respectively. We are primarily a business bank and, as such, have focused our efforts on obtaining company operating and escrow accounts, which are demand deposit accounts. Escrow accounts ordinarily house real estate funds, which makes them sensitive to the growth of the current mortgage environment. Our focus on the business sector, coupled with the growth in business operating and escrow accounts, has resulted in continued growth in demand deposits.

Our interest bearing deposits are comprised of savings accounts, money market accounts and time deposits or certificates of deposits (“CDs”). Savings accounts have increased compared to year end 2010 but declined, on an annual basis. CDs declined at March 31, 2011, compared to year-end 2010, and prior year. Money market accounts continue to grow and have shown marked growth in 2011 compared to the prior year.

Savings deposits are $424 thousand or 2.2% higher at March 31, 2011 compared to $19.3 million at December 31, 2010, but $3.9 million or 16.6% lower on an annual basis from $23.7 at March 31, 2010. The year-over-year decline is the result of a change in pricing. In early 2010 we began lowering the rates on our tiered savings product and the decline, year over year, is attributable to the rate sensitivity of those clients who have migrated to our higher yield money market product.

Total money market balances were $298.1 million at March 31, 2011, an increase of $14.8 million compared to $283.3 million at December 31, 2010. On an annual basis, money market accounts have increased $128.6 million compared to $169.5 million at March 31, 2010. Our multi-tiered money market product offers attractive rates and is highly competitive in the market.

CDs were $215.1 million at March 31, 2011, a decrease of $57.9 million or 21.2% from $273.0 million at December 31, 2010 and a decrease $57.3 million or 21.0% from $272.4 million at March 31, 2010. Rates remain at historically low levels. At December 31, 2010 fluctuations in our loans held for investment created excess liquidity, which we sold overnight at extremely low rates. In order to reduce this excess liquidity, during the first quarter of 2011, we allowed $34.3 million in, out of market, brokered deposits to mature and reduced our core CD portfolio renewals through pricing. The goal of most CD clients is a higher rate of return on their deposit to offset the time they are required to tie up funds they would otherwise have available for use. We have focused on relationship pricing for CDs coupled with lower rates for non-clients to reduce excess liquidity.

Stockholders’ equity was $72.7 million at March 31, 2011, compared to $71.6 million at December 31, 2010. Components of the change in stockholders’ equity include net income of $1.4 million, decrease in unrealized losses in other comprehensive income of $47 thousand, stock based compensation totaling $102 thousand, and a preferred stock dividend payment of $390 thousand.

Loans Held for Investment

Our lending activities are our principal source of income. Loans held for investment, net of unearned income, increased $7.6 million or 1.4% in the first quarter of 2011 compared to year end 2010.

The following table provides a breakdown, by class or segment of our loans held for investment at March 31, 2011 and December 31, 2010.

Loans held for Investment

	March 31, 2011	December 31, 2010
Commercial	$82,972,379	$86,633,856
Real estate
Construction	129,970,770	119,881,034
Residential (1-4 family)	84,950,550	84,822,652
Home equity lines	80,118,245	81,013,642
Multifamily	19,810,668	20,959,832
Commercial	165,438,666	162,541,959

Real estate subtotal	480,288,899	469,219,119

Consumers
Consumer and installment loans	3,101,365	2,937,347
Overdraft protection loans	60,863	66,647

Loans to individuals subtotal	3,162,228	3,003,994

Total gross loans	566,423,506	558,856,969
Allowance for loan losses	(9,503,000)	(9,037,800)

Loans net of allowance for loan losses	556,920,506	549,819,169

Unamortized loan costs, net of deferred fees	32,246	11,258

Total net loans	$556,952,752	$549,830,427

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

The real estate loan portfolio includes all loans secured by real estate. This segment is further broken down into construction loans, residential 1-4 family loans, home equity lines, multifamily loans, and commercial real estate loans. Construction and multifamily loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the completed project. Residential 1-4 family and home equity loan originations utilize analytics to supplement the underwriting process. Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.

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

There are nine numerical risk grades which are assigned to loans. These risk grades are as follows:

“Satisfactory”	“Watch List”
1 Minimal	6 Special mention
2 Modest	7 Substandard
3 Average	8 Doubtful
4 Acceptable	9 Loss
5 Acceptable with care

The following is a breakdown between Satisfactory and Watch List loans at March 31, 2011 and December 31, 2010. There were no loans risk graded Doubtful (8) or Loss (9) included in our portfolio in either period presented.

	March 31, 2011		December 31, 2010
	Satisfactory	Watchlist	Satisfactory	Watchlist
	Risk Grades 1 - 5	Risk Grades 6-7	Risk Grades 1 - 5	Risk Grades 6-7
Commercial	$72,514,179	$10,458,200	$76,751,687	$9,882,169
Real estate
Construction	105,271,382	24,699,388	95,236,104	24,644,930
Residential (1-4 family)	68,724,651	16,225,899	68,184,218	16,638,434
Home equity lines	74,578,010	5,540,235	75,470,348	5,543,294
Multifamily	16,282,730	3,527,938	17,403,263	3,556,569
Commercial	158,331,884	7,106,782	157,903,052	4,638,907

Real estate subtotal	423,188,657	57,100,242	414,196,985	55,022,134

Consumers
Consumer and installment loans	2,889,423	211,942	2,706,795	230,552
Overdraft protection loans	51,913	8,950	59,637	7,010

Loans to individuals subtotal	2,941,336	220,892	2,766,432	237,562

Total gross loans	$498,644,172	$67,779,334	$493,715,104	$65,141,865

We do not have any potential problem loans which have not been evaluated and disclosed at March 31, 2011 or December 31, 2010. No loans on the watchlist meet the definition of a potential problem loan. We evaluate the collectability of both principal and interest when assessing the need for a loss accrual. (For additional discussion on this evaluation refer to Note 1 and Note 3 of our 2010 Annual Report on Form10-K.)

This evaluation includes, but is not limited to, the application of a loss factor which is arrived at by using a three-year moving average “look back” at our historical losses. This loss factor is multiplied by the outstanding principal within a risk grade to arrive at an overall loss estimate. Environmental factors may also be applied to a class or classes of loans based on management’s subjective evaluation of such conditions as credit quality trends, collateral values, portfolio concentrations, specific industry conditions in the regional economy, regulatory examination results, external audit and loan review findings, recent loss experiences in particular portfolio classes, etc. Any unallocated portion of the allowance for loan losses reflects management’s attempt to ensure that the overall reserve appropriately reflects a margin for the imprecision necessarily inherent in estimates of credit losses.

The allowance is subject to regulatory examinations and determination as to adequacy. This examination may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.

During the quarter ended March 31, 2011, we accrued $1,001,454 in provision for loan losses compared to $1,327,870 in the first quarter of 2010. Based on the current economic environment and the composition of our loan portfolio, the level of our charged-off loans combined with our peer bank loss experience, we considered this provision to be a prudent allocation of funds for our loan loss allowance.

Loans charged off during first quarter of 2011 and 2010 totaled $597,311 and $2,041,948, respectively. Recoveries totaled $60,157 and $64,078 for the same periods, respectively. The ratio of net charge-offs to average outstanding loans was 0.10% in through March 31, 2011 compared to 0.36% in 2010. Specific reserves included in our December 31, 2010 allowance for loans charged off in the first quarter of 2011 totaled $165,472.

In the first quarter of 2011, approximately $141 thousand in loans charged off were related to failed business activities and the remaining $456 thousand were related to residential properties. In the first quarter of 2010, approximately $1.2 million in loans charged off were related to real estate development projects which were adversely impacted by the downturn in the real estate market, $450 thousand was due to failed business activities and an additional $350 thousand in charged-off balances were related to residential properties.

The allowance for loan losses totaled $9,503,000 at March 31, 2011, an increase of $465,200 or 5.1% over December 31, 2010 and $853,000 or 9.9% over March 31, 2010. The ratio of the allowance to loans, less unearned income, was 1.68% at March 31, 2011, 1.62% at December 31, 2010 and 1.55% at

March 31, 2010. We believe that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in our loan portfolio at March 31, 2011. The allowance to loans ratio is supported by the level of non-performing loans, the seasoning of the loan portfolio, and the experience of the lending staff in the market.

LOAN LOSS ALLOWANCE AND LOSS EXPERIENCE

	For the Three Months Ended March 31,
	2011	2010
Balance, beginning of period	$9,037,800	$9,300,000
Loans charged-off
Commercial	—	—
Real estate
Construction	(38,623)	(737,947)
Residential (1-4 family)	(141,624)	(586,693)
Home equity lines	(417,064)	(707,808)
Multifamily	—	—
Commercial	—	(9,500)
Consumers
Consumer and installment loans	—	—
Overdraft protection loans	—	—

	(597,311)	(2,041,948)

Recoveries
Commercial	4,206	—
Real estate
Construction	734	4,517
Residential (1-4 family)	10,226	392
Home equity lines	45,356	2,989
Multifamily	—	—
Commercial	—	55,710
Consumers
Consumer and installment loans	205	470
Overdraft protection loans	330	—

	61,057	64,078

Net Charge Offs	(536,254)	(1,977,870)
Provisions charged to operations	1,001,454	1,327,870

Balance, end of period	$9,503,000	$8,650,000

A summary of our allowance as of March 31, 2011 and December 31, 2010 by classification is as follows:

Allocation of the Allowance for Loan Losses

	March 31, 2011
	Amount	Percentage of loans in each category to total loans
Commercial	$1,391,437	14.7%
Real estate
Construction	2,268,637	22.9%
Residential (1-4 family)	1,791,618	15.0%
Home equity lines	2,266,138	14.1%
Multifamily	144,984	3.5%
Commercial	1,375,618	29.2%
Consumers
Consumer and installment loans	79,399	0.6%
Overdraft protection loans	4,036	0.0%
Unallocated	181,133

	$9,503,000	100.0%

Total loans held for investment outstanding *	$566,455,752
Ratio of allowance for loan losses to total loans held for investment	1.68%

	December 31, 2010
	Amount	Percentage of loans in each category to total loans
Commercial	$919,774	15.5%
Real estate
Construction	1,931,797	21.5%
Residential (1-4 family)	2,114,094	15.2%
Home equity lines	2,443,275	14.5%
Multifamily	146,923	3.7%
Commercial	1,308,073	29.1%
Consumers
Consumer and installment loans	84,384	0.5%
Overdraft protection loans	466	0.0%
Unallocated	89,014	n/a

	$9,037,800	100.0%

Total loans held for investment outstanding *	$558,868,227
Ratio of allowance for loan losses to total loans held for investment	1.62%

*	Total loans held for investment outstanding includes unamortized loan costs, net of deferred fees of $32,246 at March 31, 2011 and $11,258 at December 31, 2010.

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

Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings. At March 31, 2011 loans 90 days past due and still accruing totaled $429,992, loans in nonaccrual totaled $7,191,566 and loans classified as troubled debt restructurings totaled $298,984. At December 31, 2010 loans 90 days past due and still accruing totaled $1,130,816 and loans in nonaccrual totaled $7,583,305 and loans classified as troubled debt restructurings totaled $306,623. Total non-performing loans as a percentage of total loans were 1.40% and 1.61% at March 31, 2011 and December 31, 2010, respectively.

	NON-PERFORMING ASSETS				Other Real Estate Owned	Total Non-Peforming Assets
	Non-Performing Loans
	Over 90 Days and Accruing	Nonaccrual Loans	Restructured Loans	Non-Performing Loans
March 31, 2011
Commercial	$—	$1,064,582	$182,000	$1,246,582	$—	$1,246,582
Real estate
Construction	—	1,854,510	—	1,854,510	533,518	2,388,028
Residential (1-4 family)	—	2,678,396	116,984	2,795,380	1,642,300	4,437,680
Home equity lines	429,992	1,587,068	—	2,017,060	—	2,017,060
Multifamily	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumers
Consumer and installment loans	—	—	—	—	—	—
Overdraft protection loans	—	7,010	—	7,010	—	7,010

Total	$429,992	$7,191,566	$298,984	$7,920,542	$2,175,818	$10,096,360

December 31, 2010
Commercial	$270,728	$1,393,207	$182,000	$1,845,935	$—	$1,845,935
Real estate
Construction	240,672	1,757,752	—	1,998,424	1,190,000	3,188,424
Residential (1-4 family)	418,608	3,495,820	124,623	4,039,051	554,700	4,593,751
Home equity lines	179,992	757,585	—	937,577	—	937,577
Multifamily	—	—	—	—	—	—
Commercial	—	178,941	—	178,941	—	178,941
Consumers
Consumer and installment loans	20,816	—	—	20,816	—	20,816
Overdraft protection loans	—	—	—	—	—	—

Total	$1,130,816	$7,583,305	$306,623	$9,020,744	$1,744,700	$10,765,444

		March 31, 2011	December 31, 2010
Asset Quality Ratios:
Nonperforming loans to period end loans		1.40%	1.61%
Nonperforming assets to period end assets		1.26%	1.30%
Allowance for loan losses to nonperforming loans		119.98%	100.19%

Restructured loans are loans for which it has been determined the borrower will not be able to perform under the original terms of the loan agreement and a concession has been made to those terms that would not otherwise have been considered. If the value of a restructured loan is determined to be less than the recorded investment in the loan, a valuation allowance is created with a corresponding charge-off and any collection of interest and principal are recorded as recoveries to the allowance for loan losses until all charged-off balances are fully recovered. Measurement of the value of a restructured loan is generally based on the present value of expected future cash flows discounted at the loan’s effective interest rate, unless in the case of collateral-dependent loans, the observable market price, or the fair value of the collateral can be readily determined. Restructured loans are reevaluated periodically and additional adjustments to the carrying value may be made. In addition, if it is determined the borrower is unable to perform under the modified terms, further steps, such as a full charge-off or foreclosure may be taken. We did not have any commitments to lend additional funds on restructured loans at March 31, 2011 or December 31, 2010.

	Restructured Loans
	Commercial	Residential 1-4 Family	Real Estate Construction	Total
March 31, 2011
Balance beginning of the period	$182,000	$124,623	$—	$306,623
Investment in restructured loans
Additions during the period	—	(7,639)	—	(7,639)
Charge-off during the period	—	—	—	—
Moved to other real estate	—	—	—	—
Valuation allowance for restructured loans included in charged-off loans	—	—	—	—
Additions during the period	—	—	—	—

Restructured loans included in impaired loans end of the period	$182,000	$116,984	$—	$298,984

December 31, 2010
Balance beginning of the period	$182,000	$—	$356,000	$538,000
Investment in restructured loans
Additions during the period	—	124,623	—	124,623
Charge-off during the period	—	—	(41,000)	(41,000)
Valuation allowance for restructured loans included in charged-off loans			(315,000)	(315,000)
Additions during the period
Restructured loans included in impaired loans end of the period	—	—	—	—

	$182,000	$124,623	$—	$306,623

Recoveries of charged-off balance
March 31, 2011	$1,545	$—	$—	$1,545
December 31, 2010	$8,000	$—	$9,000	$17,000

A loan is considered impaired when, based on current information and events; it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. In addition to loans 90 days past due and still accruing, nonaccrual loans and restructured loans, all loans risk graded doubtful or substandard qualify, by definition, as impaired. Approximately $9.3 million in loans, which had been evaluated, and qualified by definition, as impaired at December 31, 2010 have been added to our impaired loans table in the notes for March 31, 2011 due to a change in methodology between the periods.

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

	March 31, 2011
	Balance	Number
January 1,	$1,744,700	5
Balance moved into other real estate	1,087,600	4

	2,832,300	9

Write down of property charged to operations
Payments received after foreclosure
Properties sold	(656,482)	(1)

Balance March 31, 2011	$2,175,818	8

Gross gains of sale of other real estate	$—
Gross losses on sale of other real estate	—
Write down of property charged to operations	—

Net gain (loss) on other real estate	$—

	December 31, 2010
	Balance	Number
January 1,	$2,115,700	8
Balance moved into other real estate	5,617,450	13	*

	7,733,150	21

Write down of property charged to operations	(51,955)
Payments received after foreclosure	(40,665)
Properties sold	(5,895,830)	(16)

Balance December 31, 2010	$1,744,700	5

Gross gains of sale of other real estate	$409,566
Gross losses on sale of other real estate	(254,516)
Write down of property charged to operations	(51,955)

Net gain (loss) on other real estate	$103,095

*	Two units moved to other real estate in 2010 were originally held and reported as one property. During the first quarter of 2011 the property was split into two parcels to be sold separately.

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

Cash, cash equivalents and federal funds sold totaled $51.1 million as of March 31, 2011 compared to $27.4 million as of December 31, 2010. At March 31, 2011, cash, securities classified as available for sale and federal funds sold were $94.7 million or 11.8% of total earning assets, compared to $45.0 million or 5.4% of total earning assets at December 31, 2010.

In the course of operations, due to fluctuations in loan and deposit levels, we occasionally find it necessary to purchase federal funds on a short-term basis. We maintain unsecured federal funds line arrangements with five other banks, which allow us to purchase funds totaling $34.5 million. These lines mature and re-price daily. At March 31, 2011 and December 31, 2010, we had $0 in federal funds purchased.

We have access to the Federal Reserve Bank of Richmond’s discount window should a liquidity crisis occur. We have not used this facility in the past and consider it a backup source of funds.

We are also members of the Promontory Network and have access to a program through their Certificate of Deposit Account Registry Service® (“CDARS”) to use their CDARS One Way BuySM to purchase cost-effective funding without collateralization (and in lieu of generating funds through “traditional” brokered CDs or the Federal Home Loan Bank). These funds are accessed through a weekly auction. The auction typically takes place on Wednesdays, with next day settlement. There are seven maturities available ranging from 4 weeks to 5 years. If we are allotted funds in the auction, we incur no transaction fees or commissions. Although the process to compete for these deposits is different from the process for traditional brokered CDs, they are still considered brokered for Call Report purposes. These funds which are included in our Jumbo CDs are subject to discretionary limitations on volume that we normally would impose on traditional brokered deposits. Based on our “well capitalized” status, we are able to draw up to $79.1 million from this program. We had $0 on our balance sheet from this program at March 31, 2011 and $10.0 million at December 31, 2010.

We have lines of credit with the Federal Home Loan Bank of Atlanta (“FHLB”) that can equal up to 30% of our assets. Our primary line of credit (Primary) totaled approximately $76.6 million with $29.1 million available at March 31, 2011. This line is currently reduced by $6.0 million, which has been pledged as collateral for public deposits.

In February 2009, we negotiated an additional line of credit with FHLB which is secured by a portion of our loans held for sale (“LHFS”). We pledge these loans, which have been sold to FHLB approved investors, as collateral. In return, we are allowed to borrow up to 70% of these loans for 120 days. The investor remits the proceeds for the purchased loans directly to FHLB, which then releases the collateral pledged. At March 31, 2011, we had assets pledged totaling $52.3 million and advances outstanding totaled $0.

Borrowings outstanding under the combined FHLB lines of credit were $41.5 million at March 31, 2011 and $30.3 million at December 31, 2010. We had the following borrowing advances under our Primary line outstanding as of March 31, 2011, with the following final maturities:

Advance Amount	Expiration Date
1,450,399	September 2015
40,000,000	July 31, 2011

$41,450,399

The advance maturing in 2015 is a principal reducing credit that matures on September 28, 2015. Terms include 39 quarterly principal payments of $25 thousand beginning December 2005, with a final payment of $1.0 million in September 2015. We are utilizing this advance to match-fund several long term fixed rate loans. The interest rate for this advance is fixed at 4.96%.

The advance maturing in July 2011 is from our daily investment account and carries a variable rate that changes daily. The interest rate on March 31, 2011 for this advance was 0.36%.

We have no material commitments or long-term debt for capital expenditures at the report date. The only long-term debt is for funding loans.

Off-Balance Sheet Arrangements

We enter into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions recognized as of March 31, 2011 and December 31, 2010 were a line of credit to secure public funds and commitments to extend credit and standby letters of credit issued to customers. The line of credit to secure public funds was from the Federal Home Loan Bank for $6 million at March 31, 2011 and December 31, 2010.

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

Commitments to extend credit, which include rate lock commitments, amounted to $439.6 million at March 31, 2011 and $302.2 million at December 31, 2010, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

We have a commitment to purchase a $250 thousand investment security at March 31, 2011 but did not have any outstanding commitments to purchase securities on December 31, 2010.

Standby letters of credit are conditional commitments we issue guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. We had $7.7 million in outstanding standby letters of credit at March 31, 2011 and $5.8 million at December 31, 2010.

We have thirty non-cancelable leases for premises. The original lease terms are from one to fifty years and have various renewal and option dates.

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

The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the Bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. At March 31, 2011, the amount available was approximately $9.7 million. We currently pay a quarterly dividend on our series B noncumulative, perpetual preferred stock of 7.8%, or $390,000 per quarter. We paid our first common stock dividends of $0.14 per share in 2010 for total dividends of $824,577.

Common Stock Dividends

Payment Date	Per Share Dividend	Total Dividend
June 15, 2010	$0.07	$411,287
November 30, 2010	0.07	413,290

Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2011, the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2011, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. The Bank’s actual capital amounts and ratios are also presented in the table as of March 31, 2011 and December 31, 2010.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
	(Dollars in Thousands)
As of March 31, 2011
Total Risk-Based Capital Ratio
Consolidated company	$89,928	13.53%	$53,173	8.00%	N/A	N/A
Bank	$85,918	12.97%	$52,995	8.00%	$66,244	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)

Tier 1 Risk-Based Capital Ratio
Consolidated company	$81,618	12.28%	$26,586	4.00%	N/A	N/A
Bank	$77,623	11.72%	$26,492	4.00%	$39,739	6.00%
(Tier 1 Capital to Risk-Weighted Assets)

Tier 1 Leverage Ratio
Consolidated company	$81,618	10.41%	$31,363	4.00%	N/A	N/A
Bank	$77,623	9.90%	$31,363	4.00%	$39,204	5.00%
(Tier 1 Capital to Average Assets)

As of December 31, 2010
Total Risk-Based Capital Ratio
Consolidated company	$89,061	12.99%	$54,846	8.00%	N/A	N/A
Bank	$85,075	12.42%	$54,820	8.00%	$68,526	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)

Tier 1 Risk-Based Capital Ratio
Consolidated company	$80,486	11.74%	$27,423	4.00%	N/A	N/A
Bank	$76,503	11.16%	$27,410	4.00%	$41,115	6.00%
(Tier 1 Capital to Risk-Weighted Assets)

Tier 1 Leverage Ratio
Consolidated company	$80,486	9.35%	$34,424	4.00%	N/A	N/A
Bank	$76,503	8.89%	$34,424	4.00%	$43,030	5.00%
(Tier 1 Capital to Average Assets)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The impact of changing interest rates on loans and deposits is reflected in our financial statements. We believe that our mortgage banking operation, Monarch Mortgage, provides somewhat of a natural interest rate hedge, in that we are interest rate sensitive to a downward change in the prime rate for short term periods. When loan interest rates decline, our earnings will be negatively impacted in our banking operation, but the mortgage company’s volume should increase as the demand for refinancing and purchase money mortgages increase. The reverse should occur in a rising interest rate environment.

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

Item 1A. Risk Factors

Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities, including the risk factors that are outlined in our 2010 Annual Report on Form 10-K. There have been no material changes in our risk factors from those disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

11.1	–	Statement regarding computation of per share earnings (included in Note 3 to the Financial Statements).
16.1	–	Letter from Goodman & Company, LLP agreeing to statements with regard to changes in the Company’s certifying accountant attached as Exhibit 16.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 24, 2011, incorporated by reference herein.
31.1	–	Certification of CEO pursuant to Rule 13a-14(a).
31.2	–	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).
32.1	–	Certification of CEO and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH FINANCIAL HOLDINGS, INC.

/s/ Brad E. Schwartz	Date: May 13, 2011
Brad E. Schwartz
Chief Executive Officer

/s/ Lynette P. Harris.	Date: May 13, 2011
Lynette P. Harris
Executive Vice President & Chief Financial Officer