Form 10-Q
period 2011-06-30
Monarch Financial Holdings, Inc.
filed 2011-08-15
CIK 1364856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: June 30, 2011

OR

☐	TRANSITION REPORT UNDER SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-34565

MONARCH FINANCIAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	6022	20-4985388
(State of other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
Incorporation or organization)	Classification Code Number)	Identification No.)

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

The number of shares of common stock outstanding as of August 5, 2011 was 5,951,831.

(This page intentionally left blank.)

MONARCH FINANCIAL HOLDINGS, INC.

FORM 10-Q

JUNE 30, 2011

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	Unaudited June 30, 2011	December 31, 2010
ASSETS:
Cash and due from banks	$17,889,781	$14,733,974
Interest bearing bank balances	1,628,777	10,150,773
Federal funds sold	13,034,349	2,491,000

Total cash and cash equivalents	32,552,907	27,375,747
Investment securities available-for-sale, at fair value	49,301,398	17,601,718
Loans held for sale	115,703,870	175,388,356
Loans held for investment, net of unearned income	588,784,524	558,868,227
Less: allowance for loan losses	(9,480,000)	(9,037,800)

Loans, net	579,304,524	549,830,427
Property and equipment, net	22,833,315	20,841,486
Restricted equity securities	7,174,900	8,692,450
Bank owned life insurance	7,472,313	7,335,473
Goodwill	775,000	775,000
Intangible assets, net	550,597	639,883
Other real estate owned	1,625,242	1,744,700
Other assets	14,384,875	15,357,505

Total assets	$831,678,941	$825,582,745

LIABILITIES:
Deposits:
Demand deposits - non-interest bearing	$117,180,953	$97,654,595
Demand deposits - interest bearing	30,769,495	32,346,048
Savings deposits	20,847,458	19,348,291
Money market deposits	307,465,726	283,271,306
Time deposits	253,901,691	273,041,337

Total deposits	730,165,323	705,661,577
Borrowings:
Trust preferred subordinated debt	10,000,000	10,000,000
Federal Home Loan Bank advances	9,026,031	30,282,201

Total borrowings	19,026,031	40,282,201
Other liabilities	8,379,454	7,905,470

Total liabilities	757,570,808	753,849,248

STOCKHOLDERS’ EQUITY:
Preferred stock, $5 par value, 1,185,300 shares authorized; none issued	—	—
Noncumulative perpetual preferred stock, series B, liquidation value of $20.0 million, $5 par; 800,000 shares authorized, issued and outstanding	4,000,000	4,000,000
Common stock, $5 par value; 20,000,000 shares authorized; issued and outstanding, 2011: 5,951,839 shares (includes nonvested shares of 3,500); 2010: 5,969,039 shares	29,741,695	29,845,195
Additional paid-in capital	22,373,547	22,131,351
Retained earnings	17,702,227	15,925,106
Accumulated other comprehensive loss	(351,440)	(333,247)

Total Monarch Financial Holdings, Inc. stockholders’ equity	73,466,029	71,568,405
Noncontrolling interests	642,104	165,092

Total equity	74,108,133	71,733,497

Total liabilities and stockholders’ equity	$831,678,941	$825,582,745

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	3 Months Ended June 30,		6 Months Ended June 30,
	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$9,600,504	$9,416,922	$19,043,714	$17,887,849
Interest on investment securities	49,589	49,029	90,140	103,575
Interest on federal funds sold	12,960	15,906	40,001	24,283
Dividends on equity securities	50,933	29,087	83,448	47,252
Interest on other bank accounts	29	1,513	1,104	1,889

Total interest income	9,714,015	9,512,457	19,258,407	18,064,848

Interest expense:
Interest on deposits	1,575,088	1,903,582	3,332,763	3,764,947
Interest on trust preferred subordinated debt	124,200	124,200	245,700	245,700
Interest on borrowings	19,108	243,063	42,093	425,761

Total interest expense	1,718,396	2,270,845	3,620,556	4,436,408

Net interest income	7,995,619	7,241,612	15,637,851	13,628,440
Provision for loan losses	1,099,696	1,504,948	2,101,150	2,832,818

Net interest income after provision for loan losses	6,895,923	5,736,664	13,536,701	10,795,622

Non-interest income:
Mortgage banking income	11,205,023	11,024,864	20,209,260	18,700,016
Investment and insurance commissions	85,305	67,585	171,705	141,905
Service charges and fees	424,829	429,025	811,149	823,356
Other	208,223	218,895	425,772	401,695

Total noninterest income	11,923,380	11,740,369	21,617,886	20,066,972

Non-interest expenses:
Salaries and employee benefits	5,615,748	4,737,177	11,014,592	8,972,728
Commissions and incentives	5,181,545	5,582,223	9,033,205	9,271,218
Loan expense	1,595,597	1,475,466	2,951,020	2,476,650
Occupancy expenses	916,741	811,554	1,843,743	1,504,030
Furniture and equipment expenses	469,139	401,786	929,170	777,734
FDIC insurance	190,570	258,238	505,904	507,074
Marketing expense	430,272	287,507	704,028	499,248
Data processing	278,015	222,533	583,848	418,069
Professional fees	213,528	209,538	382,456	341,845
Stationary and supplies	199,113	172,965	378,932	325,840
Other	971,608	979,920	1,860,733	1,727,250

Total noninterest expenses	16,061,876	15,138,907	30,187,631	26,821,686

Income before income taxes	2,757,427	2,338,126	4,966,956	4,040,908
Income tax provision	(981,457)	(749,331)	(1,680,931)	(1,319,031)

Net income	1,775,970	1,588,795	3,286,025	2,721,877
Less: Net income attributable to noncontrolling interests	(114,879)	(35,887)	(251,677)	(49,152)

Net income attributable to Monarch Financial Holdings, Inc.	$1,661,091	$1,552,908	$3,034,348	$2,672,725
Preferred stock dividend and accretion of discount	(390,000)	(390,000)	(780,000)	(780,000)

Net income available to common stockholders	$1,271,091	$1,162,908	$2,254,348	$1,892,725

Basic net income per share	$0.21	$0.20	$0.38	$0.33
Diluted net income per share	$0.19	$0.20	$0.35	$0.33

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (Continued)

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(unaudited)

			Additional
	Common Stock		Paid-In	Preferred
	Shares	Amount	Capital	Stock
Balance - December 31, 2009	5,865,534	$29,327,670	$22,383,274	$4,000,000
Comprehensive income:
Net income for six months ended June 30, 2010
Unrealized loss on interest rate swap, net of income taxes
Unrealized gain on mandatory delivery of available-for-sale mortgages, net of income taxes
Unrealized gain on securities available-for-sale, net of reclassification adjustment and income taxes
Total comprehensive income
Stock-based compensation expense, net of forfeitures and income taxes	10,000	50,000	125,771
Cash dividend declared on series B noncumulative perpetual preferred stock (7.8%)
Cash dividend declared on common. stock ($0.07 per share)
Redemption of warrants on series A cumulative perpetual preferred stock			(260,000)
Contributions from noncontrolling interests
Distributions to noncontrolling interests

Balance - June 30, 2010	5,875,534	$29,377,670	$22,249,045	$4,000,000

Balance - December 31, 2010	5,969,039	$29,845,195	$22,131,351	$4,000,000
Comprehensive income:
Net income for six months ended June 30, 2011
Unrealized loss on interest rate swap, net of income taxes
Unrealized gains on securities available-for-sale, net of reclassification adjustment and income taxes
Total comprehensive income
Stock-based compensation expense, net of forfeitures and income taxes	(20,700)	(103,500)	242,196
Cash dividend declared on series B noncumulative perpetual preferred stock (7.8%)
Cash dividend declared on common. stock ($0.08 per share)
Contributions from noncontrolling interests
Distributions to noncontrolling interests

Balance - June 30, 2011	5,948,339	$29,741,695	$22,373,547	$4,000,000

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (Continued)

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (Continued)

(unaudited)

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance - December 31, 2009	$12,360,292	$(162,939)	$106,857	$68,015,154
Comprehensive income:
Net income for six months ended June 30, 2010	2,672,725		49,152	2,721,877
Unrealized loss on interest rate swap, net of income taxes		(221,521)		(221,521)
Unrealized gain on mandatory delivery of available-for-sale mortgages, net of income taxes		14,562		14,562
Unrealized gain on securities available-for-sale, net of reclassification adjustment and income taxes		60,258		60,258

Total comprehensive income				2,615,535

Stock-based compensation expense, net of forfeitures and income taxes				175,771
Cash dividend declared on series B noncumulative perpetual preferred stock (7.8%)	(780,000)			(780,000)
Cash dividend declared on common. stock ($0.07 per share)	(411,287)			(411,287)
Redemption of warrants on series A cumulative perpetual preferred stock				(260,000)
Contributions from noncontrolling interests			36,750	36,750
Distributions to noncontrolling interests			(71,666)	(71,666)

Balance - June 30, 2010	$13,841,730	$(309,640)	$121,093	$69,279,898

Balance - December 31, 2010	$15,925,106	$(333,247)	$165,092	$71,733,497
Comprehensive income:
Net income for six months ended June 30, 2011	3,034,348		251,677	3,286,025
Unrealized loss on interest rate swap, net of income taxes		(28,740)		(28,740)
Unrealized gains on securities available-for-sale, net of reclassification adjustment and income taxes		10,547		10,547

Total comprehensive income				3,308,556

Stock-based compensation expense, net of forfeitures and income taxes				138,696
Cash dividend declared on series B noncumulative perpetual preferred stock (7.8%)	(780,000)			(780,000)
Cash dividend declared on common. stock ($0.08 per share)	(477,227)			(477,227)
Contributions from noncontrolling interests			490,000	490,000
Distributions to noncontrolling interests			(264,665)	(264,665)

Balance - June 30, 2011	$17,702,227	$(351,440)	$642,104	$74,108,133

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (Continued)

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	6 Months Ended June 30,
	2011	2010
Operating activities:
Net income	$3,034,348	$2,672,725
Adjustments to reconcile to net cash from operating activities:
Provision for loan losses	2,101,150	2,832,818
Depreciation	790,182	571,539
Accretion of discounts and amortization of premiums, net	13,272	9,715
Deferral of loan costs, net of deferred fees	(30,553)	249,678
Amortization of intangible assets	89,286	89,286
Stock-based compensation	138,696	175,771
Appreciation of bank-owned life insurance	(136,840)	(142,071)
Loss from rate lock commitments	418,489	127,286
Net loss on disposition of property and equipment	—	777
Net (gain) loss on on sale of other real estate	(76,083)	101,996
Amortization of deferred gain	(81,727)	(81,726)
Changes in:
Loans held for sale	59,684,486	(70,529,691)
Interest receivable	(53,516)	(327,563)
Other assets	627,970	1,168,927
Other liabilities	758,409	1,306,808

Net cash from operating activities	67,277,569	(61,773,725)

Investing activities:
Purchases of available-for-sale securities	(77,255,763)	(4,276,732)
Proceeds from sales and maturities of available-for-sale securities	45,558,792	3,091,071
Proceeds from sale of other real estate	1,833,033	2,140,310
Purchases of premises and equipment	(2,787,519)	(7,900,992)
Purchase of restricted equity securities, net of redemptions	1,517,550	(276,450)
Loan originations, net of principal repayments	(33,182,186)	(22,447,578)

Net cash used in investing activities	(64,316,093)	(29,670,371)

Financing activities:
Net increase in noninterest-bearing deposits	19,526,358	28,334,611
Net increase in interest-bearing deposits	4,977,388	75,114,863
Cash dividends paid on preferred stock	(780,000)	(780,000)
Cash dividends paid on common stock	(477,227)	(411,287)
Net decrease of FHLB advances and federal funds purchased	(21,256,170)	(5,523,090)
Contributions from noncontrolling interests	490,000	36,750
Distributions to noncontrolling interests	(264,665)	(71,666)
Redemption of stock warrants	—	(260,000)

Net cash from financing activities	2,215,684	96,440,181

CHANGE IN CASH AND CASH EQUIVALENTS	5,177,160	4,996,085
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	27,375,747	34,351,240

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,552,907	$39,347,325

SUPPLEMENTAL SCHEDULES AND CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and other borrowings	$3,673,673	$4,460,546
Income taxes	$815,473	$519,500
Loans transferred to foreclosed real estate during the year	$1,637,492	$2,278,750
Loans to facilitate sale of real estate	$—	$735,057
Unrealized gain on mandatory delivery of mortgages available for sale	$—	$14,562
Unrealized gain on securities available for sale, net	$10,547	$60,258
Unrealized gain (loss) on interest rate swap, net	$(28,740)	$(221,521)

The accompanying notes are an integral part of the consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly Monarch Financial Holdings, Inc.’s financial position as of June 30, 2011; the consolidated statements of income for the three and six months ended June 30, 2011 and 2010; the consolidated statements of changes in stockholders’ equity and comprehensive income for the six months ended June 30, 2011 and 2010; and the consolidated statements of cash flows for the six months ended June 30, 2011 and 2010. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. The financial statements include the accounts of Monarch Financial Holdings, Inc. and its subsidiaries, and all significant intercompany accounts and transactions have been eliminated. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. Certain prior year amounts have been reclassified to conform to current year presentations.

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

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures will be required for periods beginning on or after December 15, 2010. We have included the required disclosures in our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations.” The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of the new guidance did not have a material impact our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible – Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

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

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. We have adopted ASU 2011-02 and included the required disclosures in its (consolidated) financial statements.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. We are currently assessing the impact that ASU 2011-03 will have on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application is not permitted. We are currently assessing the impact that ASU 2011-04 will have on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures. We are currently assessing the impact that ASU 2011-05 will have on our consolidated financial statements.

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

	3 months ended June 30,
	2011	2010
Net income	$1,661,091	$1,552,908
Less: non-cumulative perpetual preferred dividend	(390,000)	(390,000)

Net income (numerator, basic )	1,271,091	1,162,908
Weighted average shares outstanding (denominator)	5,967,652	5,704,974

Income per common share - basic	$0.21	$0.20

Net income	$1,661,091	$1,552,908
Less: non-cumulative perpetual preferred dividend	—	(390,000)

Net income (numerator, diluted )	$1,661,091	1,162,908
Weighted average shares - diluted (denominator)	8,562,757	5,795,852

Income per common share - diluted	$0.19	$0.20

Dilutive effect- average number of common shares	95,105	90,878
Dilutive effect- average number of convertible non-cumulative perpetual preferred, if converted	2,500,000	—

Dilutive effect- average number of shares	2,595,105	90,878

	6 months ended June 30,
	2011	2010
Net income	$3,034,348	$2,672,725
Less: non-cumulative perpetual preferred dividend	(780,000)	(780,000)

Net income (numerator, basic )	2,254,348	1,892,725
Weighted average shares outstanding (denominator)	5,967,038	5,702,619

Income per common share - basic	$0.38	$0.33

Net income	$3,034,348	$2,672,725
Less: non-cumulative perpetual preferred dividend	—	(780,000)

Net income (numerator, diluted )	$3,034,348	1,892,725
Weighted average shares - diluted (denominator)	8,565,699	5,781,141

Income per common share - diluted	$0.35	$0.33

Dilutive effect- average number of common shares	98,661	78,522
Dilutive effect- average number of convertible non-cumulative perpetual preferred, if converted	2,500,000	—
Dilutive effect- average number of shares	2,598,661	78,522

For the three and six months ended June 30, 2011 and 2010, average options to purchase 112,205 and 160,006 shares, respectively, were not included in the computation of earnings per common share, because they were anti-dilutive.

800,000 shares of non-cumulative perpetual preferred stock, which are each convertible to 3.125 shares of common stock, are included in the denominator of our diluted earnings per share calculation at the converted value of 2,500,000 shares for the three and six months ended June 30, 2011. Additionally, for the three and six months ended June 30, 2011, the non-cumulative perpetual preferred dividend paid on our preferred shares has been excluded from the numerator. This represents a change from the calculation method used in the three and six months ended June 30, 2010 when the converted value of our non-cumulative perpetual preferred stock was not included in the calculation but the associated dividends were subtracted from earnings.

NOTE 4. INVESTMENT SECURITIES

Securities available-for-sale consists of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011
U.S. government agency obligations	$47,569,025	$86,820	$(769)	$47,655,076
Mortgage-backed securities	344,145	15,734	—	359,879
Municipal securities	755,367	17,266	(4,570)	768,063
Corporate debt securities	500,000	18,380	—	518,380

	$49,168,537	$138,200	$(5,339)	$49,301,398

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
U.S. government agency obligations	$16,581,900	$85,272	$—	$16,667,172
Mortgage-backed securities	402,937	16,404	—	419,341
Municipal securities	—	—	—	—
Corporate debt securities	500,000	15,205	—	515,205

	$17,484,837	$116,881	$—	$17,601,718

No held-to-maturity securities existed at June 30, 2011 or December 31, 2010.

The amortized cost and fair value of securities by contractual maturity date at June 30, 2011 are as follows:

	Amortized Cost	Fair Value
Due in one year or less	$41,505,017	$41,519,125
Due from one to five years	6,694,092	6,788,823
Due from five to ten years	—	—
Due after ten years	969,428	993,450

Total	$49,168,537	$49,301,398

There are no investments in our securities portfolio that have been in a continuous unrealized loss position for more than 12 months. We have the ability to carry unrealized losses in our securities portfolio to the final maturity of the instruments. Other-than-temporarily impaired (“OTTI”) guidance for investments state that an impairment is other-than-temporary if any of the following conditions exists: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or, the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Based on this guidance, there were no securities considered OTTI at June 30, 2011 or December 31, 2010 and there were no losses related to OTTI recognized in accumulated other comprehensive income at June 30, 2011 or December 31, 2010.

NOTE 5. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSS

The following table provides a breakdown, by class or segment of our loans held for investment at June 30, 2011 and December 31, 2010.

Loans held for Investment

	June 30, 2011	December 31, 2010
Commercial	$100,881,129	$86,633,856
Real estate
Construction	125,408,185	119,881,034
Residential (1-4 family)	85,160,560	84,822,652
Home equity lines	79,683,564	81,013,642
Multifamily	25,633,156	20,959,832
Commercial	168,375,181	162,541,959

Real estate subtotal	484,260,646	469,219,119

Consumers
Consumer and installment loans	3,530,791	2,937,347
Overdraft protection loans	70,148	66,647

Loans to individuals subtotal	3,600,939	3,003,994

Total gross loans	588,742,714	558,856,969
Allowance for loan losses	(9,480,000)	(9,037,800)

Loans net of allowance for loan losses	579,262,714	549,819,169

Unamortized loan costs, net of deferred fees	41,810	11,258

Total net loans	$579,304,524	$549,830,427

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation or sale of the income producing property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type. This diversity helps reduce our exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on purpose, collateral, geography, cash flow, loan to value and risk grade criteria. As a general rule, we avoid financing special purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2011 and December 31, 2010, approximately 58% of the outstanding principal balance of our commercial real estate loans portfolio was secured by owner-occupied properties.

With respect to loans to developers and builders that are secured by non-owner occupied properties that we may originate from time to time, we generally require the borrower to have an existing relationship with the Company and a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of considerable funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, supply and demand, government regulation of real property, general economic conditions and the availability of long-term financing.

We generally require multifamily real estate loan borrowers to have an existing relationship with the Company, a proven record of success and guarantor financial strength, commiserate with the project size. The underlying feasibility of a multifamily project is stress tested for sensitivity to both capitalization and interest rate changes. Each project is underwritten separately and additional underwriting standards are required for the guarantors, which include, but are not limited to, a maximum loan-to-value percentage, global cash flow analysis and contingent liability analysis. Sources of repayment for these types of loans may be rent rolls or sales of the developed property, either by unit or as a whole.

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

We have an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. Loans within our portfolio are divided into three categories; commercial, real estate, and consumer. Loans within the commercial and real estate categories are evaluated on an individual or relationship basis and assigned a risk grade based on the characteristics of the loan or relationship. Loans within the consumer categories are assigned risk grades and evaluated as a pool, unless specifically identified through delinquency or other signs of credit deterioration, at which time the identified loan would be individually evaluated.

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

A loan risk graded as loss is generally charged-off when identified. A loan risk graded as doubtful is considered “watch list” and classified as nonaccrual. We did not have any loans in our portfolio classified as doubtful or loss on June 30, 2011 or December 31, 2010. Some special mention loans and all substandard loans are considered watch list risk grades and may or may not be classified as nonaccrual, based on current performance. Watch list graded loans or relationships are evaluated individually to determine if all, or a portion of our investment in the borrower, is at risk. If a risk is quantified, a specific loss allowance will be assigned to the identified loan or relationship. We evaluate our investment in the borrower using either the present value of expected future cash flows, discounted at the historical effective interest rate of the loan, or for a collateral-dependent loan, the fair value of the underlying collateral. Special mention loans, which do not appear to be impaired, are included in the “satisfactory” risk grade groups.

Beginning with the quarter ended June 30, 2011, we have changed the methodology for evaluating additional risk inherent in our satisfactory risk grade groups which should be included in our allowance for loan losses. Under the new methodology, the loans within this group are evaluated on a pool basis by loan class which is further delineated by purpose. Each pool is assigned an expected loss factor which is based on a three-year moving average “look-back” at our historical losses for that particular pool. We believe this change in methodology will provide a more accurate evaluation of the potential risk in our portfolio because the additional delineation by purpose establishes a stronger focus on areas of weakness and strength within the portfolio. Prior to the quarter ended June 30, 2011, “satisfactory” loans were evaluated for loss based on risk rating. Those loans with a risk rating of modest to acceptable with care, along with the special mention loans having lower risk profiles, were assigned an expected loss factor. This loss factor, which was multiplied by the outstanding principal within each risk grade to arrive at an overall loss estimate, was based on a three-year moving average “look-back” at our historical losses.

Additional metrics, in the form of environmental risk factors, may be applied to a specific class or risk grade of loans within the portfolio based on local or national trends, identifiable events or other economic factors. Although, environmental risk factors were applied to both periods presented, the methodology changed between periods.

At June 30, 2011, we expanded and redefined our environmental risk factors to include two subsections; external and internal. External factors, which are conditions beyond our control that could impact our portfolio, include legal and regulatory requirements and changes in international, national, regional and local economic conditions. An external risk allowance was applied to all loan classes at June 30, 2011. Internal factors, which are changes within our organization that could impact our loan portfolio, are broken down into five areas: changes in lending policies and procedures; changes in nature, volume, and terms within a given loan class or group; changes in management; changes in loan quality; and changes in concentrations. A numerical risk factor associated with changes in lending policies and procedures, changes in management, changes in loan quality, and changes in concentrations was applied to each pool within our portfolio based on its characteristics. Additionally, a risk factor associated with changes in nature, volume and terms was applied to those loan pools which are experiencing more growth.

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

Summary of changes in our accounting methodology for the allowance for loan losses:

•	No change was made to the accounting for substandard, doubtful, and loss risk grades.

•

Our satisfactory loan loss methodology was refined to more clearly represent loan characteristics. Loans are pooled by loan class and purpose and a loss factor is assigned to the pool based on a three year moving loss history for that pool. Our prior methodology was to apply the same overall three year moving loss history to pools broken out only by risk grade.

•

Environmental risk factors have been refined to include both external and internal factors with further subcategories in each, for a total of seven environmental factors, compared to four environmental factors previously.

The following table represents the effect on the current period provision of the changes in methodology from that used in prior periods.

June 30, 2011	Calculated Provision Based on New Methodology	Calculated Provision Based on Prior Methodology	Difference
Commercial	$157,667	$300,941	$(143,274)
Real estate
Construction	1,727,872	1,379,595	348,277
Residential (1-4 family)	641,784	456,763	185,021
Home equity lines	(180,139)	(660,665)	480,526
Multifamily	47,879	125,913	(78,034)
Commercial	(343,906)	324,143	(668,049)

Real estate subtotal	1,893,490	1,625,749	267,741
Consumers
Consumer and installment loans	(69,586)	(68,692)	(894)
Overdraft protection loans	7,456	9,838	(2,382)

Loans to individuals subtotal	(62,130)	(58,854)	(3,276)
Unallocated	112,123	233,314	(121,191)

Total provision for loan losses	$2,101,150	$2,101,150	$—

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

The following table delineates our loan portfolio by class and risk grade for June 30, 2011 and December 31, 2010.

	June 30, 2011
	Satisfactory
	Minimal Risk Grade 1	Modest Risk Grade 2	Average Risk Grade 3	Acceptable Risk Grade 4	Acceptable with Care Risk Grade 5
Commercial	$204,784	$5,883,269	$19,659,480	$52,866,053	$14,111,510
Real estate
Construction	—	4,295,798	36,601,608	51,750,047	16,044,407
Residential (1-4 family)	—	1,518,007	4,804,965	53,249,913	12,447,331
Home equity lines	—	—	6,866,760	61,607,485	8,772,469
Multifamily	—	—	12,997,229	7,194,532	3,106,979
Commercial	—	6,369,731	30,957,022	103,347,020	23,619,433

Real estate subtotal	—	12,183,536	92,227,584	277,148,997	63,990,619

Consumers
Consumer and installment loans	—	—	966,738	2,225,467	155,909
Overdraft protection loans	—	—	9,986	35,965	17,187

Loans to individuals subtotal	—	—	976,724	2,261,432	173,096

Total gross loans	$204,784	$18,066,805	$112,863,788	$332,276,482	$78,275,225

	Watchlist				Weighted
	Special Mention Risk Grade 6	Substandard Risk Grade 7		Total	Average Risk Grade
Commercial	$4,031,594	$4,124,439		$100,881,129	4.02
Real estate
Construction	—	16,716,325		125,408,185	4.17
Residential (1-4 family)	140,000	13,000,344		85,160,560	4.52
Home equity lines	1,086,179	1,350,671		79,683,564	4.10
Multifamily	—	2,334,416		25,633,156	3.89
Commercial	304,579	3,777,396		168,375,181	3.95

Real estate subtotal	1,530,758	37,179,152		484,260,646	4.13

Consumers
Consumer and installment loans	139,866	42,811		3,530,791	3.89
Overdraft protection loans	—	7,010		70,148	4.40

Loans to individuals subtotal	139,866	49,821		3,600,939	3.90

Total gross loans	$5,702,218	$41,353,412		$588,742,714	4.11

	December 31, 2010
	Satisfactory
	Minimal Risk Grade 1	Modest Risk Grade 2	Average Risk Grade 3	Acceptable Risk Grade 4	Acceptable with Care Risk Grade 5
Commercial	$232,110	$731,667	$14,771,833	$53,992,867	$7,023,210
Real estate
Construction	—	1,225,329	32,697,778	47,661,653	13,651,344
Residential (1-4 family)	—	—	4,579,850	54,014,031	9,590,337
Home equity lines	—	—	6,764,301	61,480,769	7,225,278
Multifamily	—	—	14,820,350	2,166,220	416,693
Commercial	—	6,220,892	32,511,650	95,506,961	23,663,549

Real estate subtotal	—	7,446,221	91,373,929	260,829,634	54,547,201

Consumers
Consumer and installment loans	—	—	656,918	1,902,223	147,654
Overdraft protection loans	—	—	19,896	33,738	6,003

Loans to individuals subtotal	—	—	676,814	1,935,961	153,657

Total gross loans	$232,110	$8,177,888	$106,822,576	$316,758,462	$61,724,068

	Watchlist				Weighted
	Special Mention Risk Grade 6	Substandard Risk Grade 7		Total	Average Risk Grade
Commercial	$8,038,429	$1,843,740		$86,633,856	4.14
Real estate
Construction	5,643,773	19,001,157		119,881,034	4.39
Residential (1-4 family)	5,946,666	10,691,768		84,822,652	4.58
Home equity lines	1,830,661	3,712,633		81,013,642	4.19
Multifamily	3,556,569	—		20,959,832	3.65
Commercial	3,444,500	1,194,407		162,541,959	3.93

Real estate subtotal	20,422,169	34,599,965		469,219,119	4.20

Consumers
Consumer and installment loans	62,182	168,370		2,937,347	4.04
Overdraft protection loans	7,010	—		66,647	4.00

Loans to individuals subtotal	69,192	168,370		3,003,994	4.04

Total gross loans	$28,529,790	$36,612,075		$558,856,969	4.19

An aging of our loan portfolio by class as of June 30, 2011 and December 31, 2010 is as follows:

	Age Analysis of Past Due Loans					Recorded	Recorded
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Investment > 90 days and Accruing	Investment Nonaccrual Loans
June 30, 2011
Commercial	$144,622	$336,692	$1,121,755	$1,603,069	$99,278,060	$147,404	$1,044,352
Real estate
Construction	509,253	—	—	509,253	124,898,932	—	—
Residential (1-4 family)	67,500	541,992	3,586,821	4,196,313	80,964,247	—	5,640,985
Home equity lines	193,752	527,519	—	721,271	78,962,293	—	957,549
Multifamily	—	—	—	—	25,633,156	—	—
Commercial	49,815	250,000	—	299,815	168,075,366	—	191,315

Real estate subtotal	820,320	1,319,511	3,586,821	5,726,652	478,533,994	—	6,789,849

Consumers
Consumer and installment loans	69,101	13,550	17,400	100,051	3,430,740	17,400	—
Overdraft protection loans	300	—	7,010	7,310	62,838	—	7,010

Loans to individuals subtotal	69,401	13,550	24,410	107,361	3,493,578	17,400	7,010

Total gross loans	1,034,343	1,669,753	4,732,986	7,437,082	581,305,632	164,804	7,841,211

December 31, 2010
Commercial:	$231,500	$446,484	$1,284,790	$1,962,774	$84,671,082	$270,728	$1,575,207
Real estate
Construction	—	—	1,998,424	1,998,424	117,882,610	240,672	1,757,752
Residential (1-4 family)	333,562	—	2,274,052	2,607,614	82,215,038	418,608	3,620,443
Home equity lines	265,139	1,477,353	437,542	2,180,034	78,833,608	179,992	757,585
Multifamily	—	—	—	—	20,959,832	—	—
Commercial	114,925	—	—	114,925	162,427,034	—	178,941

Real estate subtotal	713,626	1,477,353	4,710,018	6,900,997	462,318,122	839,272	6,314,721

Consumers
Consumer and installment loans	159,755	—	20,816	180,571	2,756,776	20,816	—
Overdraft protection loans	—	—	—	—	66,647	—	—

Loans to individuals subtotal	159,755	—	20,816	180,571	2,823,423	20,816	—

Total gross loans	1,104,881	1,923,837	6,015,624	9,044,342	549,812,627	1,130,816	7,889,928

The column “recorded investment nonaccrual loans”, in the Age Analysis table above, includes nonaccrual loans totaling $7,728,763 and $7,583,305, and restructured loans totaling $112,448 and $306,623 at June 30, 2011 and December 31, 2010, respectively.

Non-performing assets as of June 30, 2011 and December 31, 2010 are as follows:

NON-PERFORMING ASSETS

	Non-Performing Loans				Other Real Estate Owned	Total Non-Performing Assets
	Over 90 Days and Accruing	Nonaccrual Loans	Restructured Loans	Non-Performing Loans
June 30, 2011
Commercial	$147,404	$1,044,352	$—	$1,191,756	$133,280	$1,325,036
Real estate
Construction	—	—	—	—	189,982	189,982
Residential (1-4 family)	—	5,528,537	112,448	5,640,985	1,301,980	6,942,965
Home equity lines	—	957,549	—	957,549	—	957,549
Multifamily	—	—	—	—	—	—
Commercial	—	191,315	—	191,315	—	191,315
Consumers
Consumer and installment loans	17,400	—	—	17,400	—	17,400
Overdraft protection loans	—	7,010	—	7,010	—	7,010

Total	$164,804	$7,728,763	$112,448	$8,006,015	$1,625,242	$9,631,257

December 31, 2010
Commercial	$270,728	$1,393,207	$182,000	$1,845,935	$—	$1,845,935
Real estate
Construction	240,672	1,757,752	—	1,998,424	1,190,000	3,188,424
Residential (1-4 family)	418,608	3,495,820	124,623	4,039,051	554,700	4,593,751
Home equity lines	179,992	757,585	—	937,577	—	937,577
Multifamily	—	—	—	—	—	—
Commercial	—	178,941	—	178,941	—	178,941
Consumers
Consumer and installment loans	20,816	—	—	20,816	—	20,816
Overdraft protection loans	—	—	—	—	—	—

Total	$1,130,816	$7,583,305	$306,623	$9,020,744	$1,744,700	$10,765,444

	June 30, 2011	December 31, 2010
Asset Quality Ratios:
Nonperforming loans to period end loans	1.36%	1.61%
Nonperforming assets to period end assets	1.16%	1.30%
Allowance for loan losses to nonperforming loans	118.41%	100.19%

A summary of the activity in the allowance for loan losses account is as follows:

Allocation of the Allowance for Loan Losses

		Real Estate
June 30, 2011	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for credit losses:
Beginning balance	$919,774	$1,931,797	$2,114,094	$2,443,275	$146,923	$1,308,073
Charge-offs	(28,720)	(798,943)	(267,184)	(1,039,510)	—	—
Recoveries	10,616	1,239	151,587	302,358	—	—
Provision	300,941	1,379,595	456,763	(660,665)	125,913	324,143
Reallocation of allowance	(143,274)	348,277	185,021	480,526	(78,034)	(668,049)

Ending balance	$1,059,337	$2,861,965	$2,640,281	$1,525,984	$194,802	$964,167

Ending balance
Individually evaluated for impairment	$492,279	$1,622,571	$1,913,710	$407,341	$139,446	$372,598
Collectively evaluated for impairment	567,058	1,239,394	726,571	1,118,643	55,356	591,569
Loan acquired with detriorated credit quality	—	—	—	—	—	—
Financing receivables:
Ending balance	$100,881,129	$125,408,185	$85,160,560	$79,683,564	$25,633,156	$168,375,181
Ending balance: individually evaluated for impairment	4,914,409	16,716,325	13,000,344	2,033,999	2,334,416	4,032,159
Ending balance: collectively evaluated for impairment	95,966,720	108,691,860	72,160,216	77,649,565	23,298,740	164,343,022

	Consumers
	Consumer and Installment loans	Overdraft Protection	Unallocated	Total
Allowance for credit losses:
Beginning balance	$84,384	$466	$89,014	$9,037,800
Charge-offs	—	—	—	(2,134,357)
Recoveries	8,219	1,388	—	475,407
Provision	(68,692)	9,838	233,314	2,101,150
Reallocation of allowance	(894)	(2,382)	(121,191)	—

Ending balance	$23,017	$9,310	$201,137	$9,480,000

Ending balance
Individually evaluated for impairment	$1,237	$7,010	$—	$4,956,192
Collectively evaluated for impairment	21,780	2,300	201,137	4,523,808
Loan acquired with detriorated credit quality	—	—	—	—
Financing receivables:
Ending balance	$3,530,791	$70,148	$—	$588,742,714
Ending balance: individually evaluated for impairment	42,811	7,010	—	43,081,473
Ending balance: collectively evaluated for impairment	3,487,980	63,138	—	545,661,241

		Real Estate
December 31, 2010	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for credit losses:
Beginning balance	$742,206	$3,623,237	$1,746,390	$2,521,078	$37,047	$607,279
Charge-offs	(303,881)	(3,903,040)	(1,842,885)	(2,887,006)	—	(195,000)
Recoveries	74,386	11,225	10,256	142,308	—	29,427
Provision	407,063	2,200,375	2,200,333	2,666,895	109,876	866,367

Ending balance	$919,774	$1,931,797	$2,114,094	$2,443,275	$146,923	$1,308,073

Ending balance
Individually evaluated for impairment	$352,200	$1,200,197	$1,615,621	$1,859,370	$—	$220,726
Collectively evaluated for impairment	567,574	731,600	498,473	583,905	146,923	1,087,347
Loan acquired with detriorated credit quality	—	—	—	—	—	—
Financing receivables:
Ending balance	$86,633,856	$119,881,034	$84,822,652	$81,013,642	$20,959,832	$162,541,959
Ending balance: individually evaluated for impairment	2,439,251	23,808,720	13,132,292	3,974,969	—	3,293,837
Ending balance: collectively evaluated for impairment	84,194,605	96,072,314	71,690,360	77,038,673	20,959,832	159,248,122

	Consumers
	Consumer and Installment loans	Overdraft Protection	Unallocated	Total
Allowance for credit losses:
Beginning balance	$22,579	$184	$—	$9,300,000
Charge-offs	(38,221)	(1,000)	—	(9,171,033)
Recoveries	575	1,364	—	269,541
Provision	99,451	(82)	89,014	8,639,292

Ending balance	$84,384	$466	$89,014	$9,037,800

Ending balance
Individually evaluated for impairment	$65,061	$—		$5,313,175
Collectively evaluated for impairment	19,323	466	89,014	3,724,625
Loan acquired with detriorated credit quality	—	—	—	—
Financing receivables:
Ending balance	$2,937,347	$66,647	$—	$558,856,969
Ending balance: individually evaluated for impairment	179,994	—	—	46,829,063
Ending balance: collectively evaluated for impairment	2,757,353	66,647		512,027,906

A loan is considered impaired when, based on current information and events; it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. In addition to loans 90 days past due and still accruing, nonaccrual loans and restructured loans, all loans risk graded doubtful or substandard qualify, by definition, as impaired. The following table sets forth our impaired loans at June 30, 2011 and December 31, 2010.

Impaired Loans

	With No Related Allowance
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
June 30, 2011
Commercial	$3,635,317	$3,635,317	$3,533,531	$107,411
Real estate
Construction	3,756,221	3,756,221	3,792,113	105,299
Residential (1-4 family)	2,023,766	2,023,766	2,020,085	60,167
Home equity lines	940,778	1,148,328	940,862	27,257
Multifamily	1,589,771	1,589,771	1,599,418	61,847
Commercial	2,444,544	2,444,544	2,520,324	89,773
Consumers
Consumer and installment loans	41,574	41,574	44,322	2,019
Overdraft protection loans	—	—	—	—

Total	$14,431,971	$14,639,521	$14,450,655	$453,773

December 31, 2010
Commercial	$1,376,790	$1,447,373	$731,937	$51,131
Real estate
Construction	2,522,200	4,152,564	5,198,112	234,684
Residential (1-4 family)	3,516,555	4,185,054	2,537,481	112,580
Home equity lines	437,442	644,992	807,606	13,786
Multifamily	—	—	—	—
Commercial	178,941	223,941	267,766	20,170
Consumers
Consumer and installment loans	20,816	20,816	14,210	1,941
Overdraft protection loans	—	—	—	—

Total	$8,052,744	$10,674,740	$9,557,112	$434,292

	With Related Allowance
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2011
Commercial	$1,279,092	$1,279,092	$492,279	$1,314,301	$25,999
Real estate
Construction	12,960,104	15,856,864	1,622,571	13,162,945	442,581
Residential (1-4 family)	10,976,578	11,448,076	1,913,710	11,074,314	239,763
Home equity lines	1,093,221	1,113,221	407,341	1,093,503	16,288
Multifamily	744,645	744,645	139,446	746,657	31,756
Commercial	1,587,615	5,934,189	372,598	1,611,801	209,169
Consumers
Consumer and installment loans	1,237	1,237	1,237	1,919	212
Overdraft protection loans	7,010	7,010	7,010	7,010	—

Total	$28,649,502	$36,384,334	$4,956,192	$29,012,450	$965,768

December 31, 2010
Commercial	$965,144	$969,144	$352,200	$588,758	$79,435
Real estate
Construction	7,291,850	7,410,900	1,200,197	7,589,440	427,378
Residential (1-4 family)	8,887,047	8,887,047	1,615,621	8,661,283	453,452
Home equity lines	3,327,535	3,347,535	1,859,370	3,084,212	106,631
Multifamily	—	—	—	—	—
Commercial	1,411,215	1,411,215	220,726	1,421,195	393,647
Consumers
Consumer and installment loans	147,554	147,554	65,061	73,777	905
Overdraft protection loans	—	—	—	—	—

Total	$22,030,345	$22,173,395	$5,313,175	$21,418,665	$1,461,448

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

The following table presents our assets and liabilities related to continuing operations, which are measured at fair value on a recurring basis for each of the fair value hierarchy levels, as of June 30, 2011 and December 31, 2010:

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at June 30, 2011
Investment securities - available for sale
U.S. government agency obligations	$47,655,076	$—	$47,655,076	$—
Mortgage-backed securities	359,879	—	359,879	—
Municipal securities	768,063	—	768,063	—
Corporate debt securities	518,380	—	518,380	—
Loans held for sale	115,703,870	—	115,703,870	—
Rate lock commitments, net	305,388	—	53,695	251,693

Total Assets	$165,310,656	$—	$165,058,963	$251,693

Derivative financial liability	$521,085	$—	$521,085	$—

Assets at December 31, 2010
Investment securities - available for sale
U.S. government agency obligations	$16,667,172	$—	$16,667,172	$—
Mortgage-backed securities	419,341	—	419,341	—
Corporate debt securities	515,205	—	515,205	—
Loans held for sale	175,388,356	—	175,388,356	—
Rate lock commitments, net	503,386	—	—	503,386

Total Assets	$193,493,460	$—	$192,990,074	$503,386

Derivative financial liability	$621,800	$—	$621,800	$—

The changes in rate lock commitments (Level 3 assets) measured at fair value on a recurring basis are summarized below as:

	2011	2010
Balance, April 1	$377,540	$828,712
Issuances and settlements, net	(377,540)	(828,712)
Unrealized gain included in earnings	251,693	698,519

Balance, June 30	$251,693	$698,519

	2011	2010
Balance, January 1	$503,386	$804,240
Issuances and settlements, net	(503,386)	(804,240)
Unrealized gain included in earnings	251,693	698,519

Balance, June 30	$251,693	$698,519

The following table provides quantitative disclosures about the fair value measurements of our assets related to continuing operations which are measured at fair value on a nonrecurring basis as of June 30, 2011 and December 31, 2010.

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2011
Real estate owned	$1,625,242	$—	$1,625,242	$—
Restructured and impaired loans	23,693,310	—	23,693,310	—
At December 31, 2010
Real estate owned	$1,744,700	$—	$—	$1,744,700
Restructured and impaired loans	24,769,914	—	—	24,769,914

For the three and six months ended June 30, 2011, we had gains to report on sale of other real estate owned of $76,083. For the three and six months ended June 30, 2010, we recorded a loss on the sale of real estate owned of $52,973 and $101,996. Gains or losses on sale of other real estate owned are included in other noninterest expense in the periods indicated.

At the time a loan secured by real estate becomes real estate owned, we record the property at the lower of its carrying amount or fair value. Upon foreclosure and through liquidation, we evaluate the property’s fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. We had no losses to report the three and six months ended June 30, 2011 and 2010, respectively, due to valuation adjustments on real estate owned in our consolidated statements of income. Adjustments, when necessary, are recorded within the financial statement caption other noninterest expense for the respective period.

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

Impaired Loans – Loans are designated as impaired when, in the judgment of management, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Other Real Estate Owned – Other real estate owned (“OREO”) is measured at fair value based on an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data (Level 2). However, if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3.

Derivative financial instruments. Derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date. Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction. Valuation adjustments may be made to reflect both our credit risk and the counterparties’ credit quality in determining the fair value of the derivative. Level 2 inputs for the valuations are limited to observable market prices for London Interbank Offered Rate (LIBOR) observable market prices for LIBOR swap rates, and three month LIBOR basis spreads at commonly quoted intervals. Our derivative financial liability consists of an interest rate swap that qualifies as a cash flow hedge which had an unrealized loss of $521,085 at June 30, 2011 and $621,800 at December 31, 2010.

Fair Value of Financial Instruments

The following table presents the carrying amounts and fair value of our financial instruments at June 30, 2011 and December 31, 2010. GAAP defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than through a forced or liquidation sale for purposes of this disclosure. The carrying amounts in the table are included in the balance sheet under the indicated captions.

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$32,552,907	$32,552,907	$27,375,747	$27,375,747
Investment securities	49,301,398	49,301,398	17,601,718	17,601,718
Mortgage loans held for sale	115,703,870	115,703,870	175,388,356	175,388,356
Loans held for investment (net)	579,304,524	590,723,134	549,830,427	566,893,439
Accrued interest receivable	1,933,867	1,933,867	1,880,351	1,880,351
Restricted equity securities	7,174,900	7,174,900	8,692,450	8,692,450
Rate lock commitments, net	305,388	305,388	503,386	503,386
Bank owned life insurance	7,472,313	7,472,313	7,335,473	7,335,473
Financial Liabilities
Deposit liabilities	$730,165,323	$692,544,897	$705,661,577	$670,860,094
Total borrowings	19,026,031	18,854,179	40,282,201	40,145,059
Accrued interest payable	71,436	71,436	124,553	124,553
Derivative financial liability	521,085	521,085	621,800	621,800

The following notes summarize the significant assumptions used in estimating the fair value of financial instruments:

Short-term financial instruments are valued at their carrying amounts included in the Company’s balance sheet, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments. This approach applies to cash and cash equivalents, loans held for sale and overnight borrowings.

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

The fair value of borrowings is based on discounting expected cash flows at the interest rate of debt with the same or similar remaining maturities and collateral requirements.

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

NOTE 7. COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Components of other comprehensive income are unrealized gains and losses on available-for-sale securities and a derivative financial liability related to an interest rate swap. The following is a detail of comprehensive income for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,
	2011	2010
Net Income	$1,775,970	$1,588,795
Change in unrealized gains on securities available-for-sale, net of tax expense	30,426	43,259
Change in unrealized gains on mandatory delivery of loan available-for-sale, net of tax expense	—	14,562
Change in unrealized losses on a derivative financial liability, net of tax	(95,251)	(67,408)

Total comprehensive income	1,711,145	1,579,208
Less: Comprehensive income attributable to noncontrolling interests	(114,879)	(35,887)

Comprehensive income attributable to Monarch Financial Holdings, Inc.	$1,596,266	$1,543,321

Unrealized holding gains securities available for sale	$46,100	$65,544
Income tax expense	(15,674)	(22,285)

Net unrealized gains	$30,426	$43,259

	Six months ended June 30,
	2011	2010
Net Income	$3,286,025	$2,721,877
Change in unrealized gains (losses) on securities available-for-sale, net of tax expense	10,547	60,258
Change in unrealized gains on mandatory delivery of loan available-for-sale, net of tax expense	—	14,562
Change in unrealized losses on a derivative financial liability, net of tax	(28,740)	(221,521)

Total comprehensive income	3,267,832	2,575,176
Less: Comprehensive income attributable to noncontrolling interests	(251,677)	(49,152)

Comprehensive income attributable to Monarch Financial Holdings, Inc.	$3,016,155	$2,526,024

Unrealized holding gains securities available for sale	$15,981	$91,300
Income tax expense	(5,434)	(31,042)

Net unrealized gains	$10,547	$60,258

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

At June 30, 2011 there were 228,490 options outstanding and exercisable. All options in the plan are fully vested and no additional options were granted in the periods covered. No options have been exercised in the first half or 2011 and 28,793 options were forfeited in the second quarter and first six months of 2011.

Compensation expense related to our restricted stock totaled $38,532 in the second quarter and $138,696 in the first six months of 2011. Non-vested shares in restricted stock totaled 191,840 at June 30, 2011. These shares, which typically vest over a 60 month period, have remaining vesting periods of between 6 and 59 months with unrecognized remaining compensation expense of $888,173. We issued 3,500 shares and 4,000 shares of restricted stock in the second quarter and first half of 2011, respectively. Vested shares were 0 in the second quarter and 9,000 in the first six months of 2011. Additionally, 2,000 shares issued at December 31, 2010 were canceled, and 19,200 shares were forfeited in the first half of 2011.

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

Segment information for the three and six months ended June 30, 2011 and 2010 is shown in the following table.

Selected Financial Information

	Commercial and Other Banking	Mortgage Banking Operations	Intersegment Eliminations	Total
Three Months Ended June 30, 2011
Net interest income after provision for loan losses	$6,736,593	$159,330	$—	$6,895,923
Noninterest income	910,198	11,265,774	(252,592)	11,923,380
Noninterest expenses	(5,029,877)	(11,284,591)	252,592	(16,061,876)

Net income (loss) before income taxes and noncontrolling interest	$2,616,914	$140,513	$—	$2,757,427

Three Months Ended June 30, 2010
Net interest income after provision for loan losses	$5,736,664	$737,885	$(737,885)	$5,736,664
Noninterest income	1,277,520	11,503,253	(1,040,404)	11,740,369
Noninterest expenses	(4,608,431)	(10,751,728)	221,252	(15,138,907)

Net income before income taxes and noncontrolling interest	$2,405,753	$1,489,410	$(1,557,037)	$2,338,126

Six Months Ended June 30, 2011
Net interest income after provision for loan losses	$13,222,008	$314,693	$—	$13,536,701
Noninterest income	1,775,073	20,137,415	(294,602)	21,617,886
Noninterest expenses	(9,851,512)	(20,630,721)	294,602	(30,187,631)

Net income before income taxes and noncontrolling interest	$5,145,569	$(178,613)	$—	$4,966,956

Six Months Ended June 30, 2010
Net interest income after provision for loan losses	$10,795,622	$1,196,435	$(1,196,435)	$10,795,622
Noninterest income	1,906,210	19,564,481	(1,403,719)	20,066,972
Noninterest expenses	(8,447,286)	(18,692,124)	317,724	(26,821,686)

Net income before income taxes and noncontrolling interest	$4,254,546	$2,068,792	$(2,282,430)	$4,040,908

Segment Assets
June 30, 2011	$833,649,005	$127,806,710	$(129,776,774)	$831,678,941
December 31, 2010	$650,645,549	$185,530,329	$(10,593,133)	$825,582,745

NOTE 10. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets with indefinite lives are recorded at cost and are reviewed at least annually for impairment based on evidence of certain impairment indicators. Intangible assets with identifiable lives are amortized over their estimated useful lives. The intangible assets have a weighted-average useful life of seven years.

Information concerning goodwill and intangible assets is presented in the following table:

	June 30, 2011	December 31, 2010
Amortizable intangible assets	$1,250,000	$1,250,000
Accumulated amortization - intangible assets	(699,403)	(610,117)

Amortizable intangible assets, net	$550,597	$639,883

Goodwill	$775,000	$775,000

Amortization expense for intangible assets totaled $44,643 and $89,286 for each of the three and six month periods, ending June 30, 2011 and 2010.

Estimated Amortization Expense:
For the remaining months of the year ended 12/31/11	89,286
For the year ended 12/31/12	178,572
For the year ended 12/31/13	178,572
For the year ended 12/31/14	104,167

$550,597

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

Our credit exposure, if any, on the interest rate swap is limited to the net favorable value (net of any collateral pledged) and interest payments of the swap by the counterparty. Conversely, when an interest rate swap is in a liability position we are required to post collateral to PNC which is evaluated monthly and adjusted based on the fair value of the hedge on the last day of the month. The fair value of this swap instrument was a liability of $521 thousand at June 30, 2011 for which our collateral requirement on June 30, 2011, was $700 thousand.

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

To mitigate this risk, we pair the rate lock commitment with the sale of a notional security bearing similar attributes. At the time the loan is delivered to the investor, matched securities are repurchased. Any gains or losses associated with this pairing are recorded in mortgage banking income on our income statement as incurred. Our board approved mandatory delivery policy will only allow us to commit $50.0 million to the program at any given time. We utilize the services of Capital Markets Cooperative (CMC) of Ponte Vedra Beach, Florida to help monitor and manage our rate lock activities in this program. At June 30, 2011 we had gross loans of $16,753,974 paired with notional securities of $15,000,000 for net position of $1,753,974. We reported a loss of $59 thousand related to our mandatory delivery program in the second quarter of 2011 and income of $4 thousand during the first six months of 2011.

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

Net Income

Net income for the quarter ended June 30, 2011 increased 7% to $1.7 million, a $108 thousand increase over the same period in 2010. Net income for the first half of 2011 was $3.0 million compared to $2.7 million, one year prior, for an increase of 13.5% or $361 thousand. Basic earnings per share for the second quarter of 2011 and 2010 were $0.21 and $0.20, respectively, while diluted earnings per share were $0.19 and $0.20 for the same periods, respectively. Basic earnings per share for the first six months of 2011 and 2010 were $0.38 and $0.33, respectively, while diluted earnings per share were $0.35 and $0.33 for the same periods, respectively.

Two important and commonly used measures of profitability are return on assets (net income as a percentage of average total assets) and return on equity (net income as a percentage of average stockholders’ equity). Our annualized return on assets (“ROA”) was 0.87% and 0.82% for the three month periods, and 0.79% and 0.75% for the six month periods ended June 30, 2011 and June 30, 2010. Our annualized return on equity (“ROE”) for the second quarter and first half of 2011 was 9.12% and 8.44%, respectively, compared to 9.05% and 7.88% for the same periods in 2010. Growth in both net interest income and noninterest income contributed to our improvement in ROE.

Net interest income increased $754 thousand in the quarter and $2.0 million in the first six months of 2011 compared to 2010. Non-interest income increased $183 thousand and $1.6 million in the second quarter and first half of 2011 compared to 2010. Increased loan volume and higher loan yield coupled with lower interest costs on deposits contributed to improvement in our net interest income. Higher production by our mortgage division was the source of the increase in non-interest income.

Our provision for loan losses declined $405 thousand in the second quarter and $732 thousand in the first six months of 2011 compared to 2010. We believe our current allowance for loan loss is adequate to cover the risks in our portfolio. Non-interest expense increased $923 thousand in the second quarter of 2011 compared to 2010 and $3.4 million in the first six months, with the areas of greatest non-interest expense being growth in salaries and benefits, loan expense, and marketing.

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

Net interest income increased $754 thousand in the second quarter of 2011, compared to 2010. The primary driver of this increase is a 24.3% or $552 thousand reduction in interest expense related to our time deposit and money market portfolios, combined with lower borrowing levels in the quarter. Quarter over quarter, interest cost declined 35 basis points from 1.55% to 1.20%. Interest income increased $202 thousand or 2.1% due to higher loan volume and a 5 basis point improvement in the combined yield of our loans held for investment and loans held for sale. Improved yield on our dividend-earning restricted equity securities was also a contributing factor. Yield on our earning assets increased 9 basis points in the quarter to 5.51% from 5.42%.

Net interest income increased $2.0 million in the first half of 2011 compared to 2010 for a 14.7% improvement over prior year. The overall yield on our earning assets declined 4 basis points from 5.46% to 5.42% during the period. Interest income increased $1.2 million due to increased loan volume and yield. The combine yield of our loans held for sale portfolio and our loans held for investment portfolio increased 5 basis points to 5.78% from 5.73%. Separately, the yield on our loans held for sale portfolio has declined 36 basis points, while the yield on our loans held for investment has increased 15 basis points. The yield on our securities portfolio has declined 75 basis points, year over year, due to the impact of an extended lower rate environment on the shorter term agency bonds in our portfolio. The yield on our dividend-earning restricted equity securities has increased 67 basis points. A large portion of these securities are in Federal Home Loan Bank stock, which had not been paying dividends in the first half of

2010. Total interest expense decreased $816 thousand in the first six months of 2011 compared to 2010. Through management of deposit pricing our time deposit and money market costs declined a combined 39 basis points from 1.63% to 1.24% year over year. Our total cost of funds decreased 38 basis points, from 1.61% to 1.23% in the first six months of 2011 compared to 2010.

Our loan portfolio is comprised of two major classifications of loans: loans held for sale and loans held for investment. Loans held for sale, which are residential mortgages originated by our mortgage division and sold to investors, earn interest while on our books but are currently at rates lower than our held for investment portfolio. The normal holding period for these loans is approximately 35 to 45 days. Our loans held for sale portfolio is subject to greater fluctuations in outstanding balances due to a combination of market demand, economic conditions and the prevailing mortgage rates. Average loans held for sale have declined $4.9 million in the second quarter of 2011 compared to 2010, but have increased $19.2 million when comparing the first half of 2011 to 2010. Yield on this portfolio declined on both, a quarterly and annual basis, 26 basis points and 36 basis points, respectively. Loans held for investment, which are primarily commercial and real estate loans, have grown $12.0 million, quarter over quarter, and $15.3 million year over year. The average yield on loans held for investment was 6.01% and 6.04% in the second quarter and first half of 2011 compared to 5.92% and 5.89% for the same periods in 2010.

At June 30, 2011, the second quarter blended cost of deposits declined 37 basis points. Deposit costs declined 38 basis points in the first six months of 2011 compared to 2010. Changes in our money market and time deposits have a greater impact our interest costs because they comprise roughly 90% of our interest bearing deposits. The cost of our money market deposits declined 41 basis points in the quarter and 39 basis points in the first six months, despite a continual growth trend. In early 2011 we adjusted the rate paid on the upper tier of this multi-tiered product to a lower, but still highly competitive rate. Time deposit costs decreased 12 basis points, year over year, and 2 basis points quarter over quarter, primarily through lower outstanding balances. Total interest expense on deposits declined $328 thousand quarter over quarter and $432 thousand year-over-year. Borrowing costs also declined $224 thousand in the second quarter and $384 thousand in the first six months of 2011 due to lower average borrowings compared to 2010.

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

Our net interest rate spread on a tax-equivalent basis increased 44 basis points to 4.31% for second quarter of 2011, when compared to 3.87% for the same period in 2010. For the first half of 2011 compared to 2010, our net interest rate spread on a tax-equivalent basis increased 34 basis points to 4.19% from 3.85%. Yield on earning assets increased 9 basis points to 5.51% from 5.42% in the quarter and decreased 4 basis points to 5.42% from 5.46%, year over year. The cost of interest bearing liabilities decreased 35 and 38 basis points in the same comparative periods. Our net interest margin for the second quarter of 2011 increased 41 basis points to 4.55%, up from 4.14% in 2010. For the first half of 2011 our net interest margin was 4.41%, an increase of 27 basis points when compared to 4.14% in 2010.

Bank Owned Life Insurance (BOLI) has been included in interest earning assets. We purchased $6,000,000 in BOLI during the fourth quarter of 2005. The income on BOLI is not subject to Federal Income tax, giving it a tax-effective yield of 5.65% for the first quarter of 2011 compared to 6.10% for the same period in 2010.

In July, 2006, we increased capital through the issuance of $10,000,000 in trust preferred securities. These securities are treated as subordinated debt and have been included in other borrowings. The cost on trust preferred securities is fixed at 4.86%.

The following tables set forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and the related income, expense and corresponding weighted average yields and costs.

The following is an analysis of net interest income, on a taxable equivalent basis.

NET INTEREST INCOME ANALYSIS

	For Three Months Period Ended June 30, 2011
	Average Balance	Income/ Expense	Yield Rate(1)
ASSETS
Securities, at amortized cost (2)	$12,354,740	$53,494	1.74%
Loans, held for investment, net	563,682,140	8,450,792	6.01%
Loans, held for sale	101,553,489	1,149,722	4.54%
Federal funds sold	20,596,816	12,960	0.25%
Dividend-earning restricted equity securities	8,015,142	50,933	2.55%
Deposits in other banks	1,099,282	29	0.01%
Bank owned life insurance (2)	7,428,440	104,735	5.66%

Total earning assets	714,730,049	9,822,665	5.51%

Less: Allowance for loan losses	(9,231,300)
Nonperforming loans	6,864,661
Total nonearning assets	55,806,411

Total assets	$768,169,821

LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$30,557,884	$18,146	0.24%
Regular savings	20,483,391	24,935	0.49%
Money market savings	303,749,550	599,036	0.79%
Certificates of deposit	208,067,327	932,971	1.80%

Total interest-bearing deposits	562,858,152	1,575,088	1.12%
Borrowings	12,733,374	143,308	4.51%

Total interest-bearing liabilities	575,591,526	$1,718,396	1.20%
Noninterest-bearing liabilities
Demand deposits	106,527,267
Other noninterest-bearing liabilities	23,012,033

Total liabilities	705,130,826
Stockholders’ equity	63,038,995

Total liabilities and stockholders’ equity	$768,169,821

Net interest income (2)		$8,104,269

Interest rate spread (2)(3)			4.31%

Net interest margin (2)(4)			4.55%

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a $39,515 adjustment for 2011.
(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.
(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

NET INTEREST INCOME ANALYSIS (continued)

	For Three Months Period Ended June 30, 2010
	Average Balance	Income/ Expense	Yield Rate(1)
ASSETS
Securities, at amortized cost	$8,542,932	$49,029	2.30%
Loans, net	551,644,997	8,142,128	5.92%
Loans, held for sale	106,509,960	1,274,794	4.80%
Federal funds sold	26,400,329	15,906	0.24%
Dividend-earning restricted equity securities	7,152,662	29,087	1.63%
Deposits in other banks	4,445,237	1,513	0.14%
Bank owned life insurance (2)	7,146,637	108,774	6.10%

Total earning assets	711,842,754	9,621,231	5.42%

Less: Allowance for loan losses	(7,840,207)
Nonperforming loans	4,420,305
Total nonearning assets	47,503,822

Total assets	$755,926,674

LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$20,849,406	$17,255	0.33%
Regular savings	22,937,278	42,558	0.74%
Money market savings	189,777,411	569,326	1.20%
Certificates of deposit	280,415,057	1,274,443	1.82%

Total interest-bearing deposits	513,979,152	1,903,582	1.49%
Borrowings	74,846,088	367,263	1.97%

Total interest-bearing liabilities	588,825,240	$2,270,845	1.55%
Noninterest-bearing liabilities
Demand deposits	85,419,379
Other noninterest-bearing liabilities	12,858,435

Total liabilities	687,103,054
Stockholders’ equity	68,823,620

Total liabilities and stockholders’ equity	$755,926,674

Net interest income (2)		$7,350,386

Interest rate spread (2)(3)			3.87%

Net interest margin (2)(4)			4.14%

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a $36,984 adjustment for 2010.
(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.
(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

NET INTEREST INCOME ANALYSIS

	For Six Months Period Ended June 30, 2011
	Average Balance	Income/ Expense	Yield Rate(1)
ASSETS
Securities, at amortized cost (2)	$10,859,703	$95,168	1.77%
Loans, held for investment, net	559,187,432	16,759,531	6.04%
Loans, held for sale	104,335,500	2,284,183	4.41%
Federal funds sold	32,638,493	40,001	0.25%
Dividend-earning restricted equity securities	8,358,300	83,448	2.01%
Deposits in other banks	2,326,692	1,104	0.10%
Bank owned life insurance (2)	7,394,163	207,333	5.65%

Total earning assets	725,100,283	19,470,768	5.42%

Less: Allowance for loan losses	(9,064,053)
Nonperforming loans	7,218,395
Total nonearning assets	54,951,126

Total assets	$778,205,751

LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$31,197,486	$44,461	0.29%
Regular savings	19,790,952	51,944	0.53%
Money market savings	299,832,525	1,232,868	0.83%
Certificates of deposit	227,133,450	2,003,490	1.78%

Total interest-bearing deposits	577,954,413	3,332,763	1.16%
Borrowings	13,250,354	287,793	4.38%

Total interest-bearing liabilities	591,204,767	$3,620,556	1.23%
Noninterest-bearing liabilities
Demand deposits	101,167,604
Other noninterest-bearing liabilities	23,345,871

Total liabilities	715,718,242
Stockholders’ equity	62,487,509

Total liabilities and stockholders’ equity	$778,205,751

Net interest income (2)		$15,850,212

Interest rate spread (2)(3)			4.19%

Net interest margin (2)(4)			4.41%

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a $75,521 adjustment for 2011.
(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.
(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

NET INTEREST INCOME ANALYSIS (continued)

	For Six Months Period Ended June 30, 2010
	Average Balance	Income/ Expense	Yield Rate(1)
ASSETS
Securities, at amortized cost	$8,291,838	$103,575	2.52%
Loans, net	543,894,818	15,873,091	5.89%
Loans, held for sale	85,090,175	2,014,758	4.77%
Federal funds sold	19,787,633	24,283	0.25%
Dividend-earning restricted equity securities	7,086,549	47,252	1.34%
Deposits in other banks	3,586,997	1,889	0.11%
Bank owned life insurance (2)	7,112,571	215,258	6.10%

Total earning assets	674,850,581	18,280,106	5.46%

Less: Allowance for loan losses	(8,624,777)
Nonperforming loans	6,688,786
Total nonearning assets	43,816,895

Total assets	$716,731,485

LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$19,932,964	$34,870	0.35%
Regular savings	22,996,570	88,540	0.78%
Money market savings	174,768,580	1,056,822	1.22%
Certificates of deposit	275,017,842	2,584,715	1.90%

Total interest-bearing deposits	492,715,956	3,764,947	1.54%
Borrowings	63,223,108	671,461	2.14%

Total interest-bearing liabilities	555,939,064	$4,436,408	1.61%
Noninterest-bearing liabilities
Demand deposits	82,817,224
Other noninterest-bearing liabilities	9,572,176

Total liabilities	648,328,464
Stockholders’ equity	68,403,021

Total liabilities and stockholders’ equity	$716,731,485

Net interest income (2)		$13,843,698

Interest rate spread (2)(3)			3.85%

Net interest margin (2)(4)			4.14%

(1)	Yields are annualized and based on average daily balances.
(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a $73,188 adjustment for 2010.
(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.
(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

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

RECONCILIATION OF NET INTEREST INCOME

TO TAX EQUIVALENT INTEREST INCOME

Non-GAAP	3 Months Ended June 30,
	2011	2010
Interest income:
Total interest income	$9,714,015	$9,512,457
Bank owned life insurance	69,125	71,790
Tax equivalent adjustment (34% tax rate)
Bank owned life insurance	35,610	36,984
Municipal securities	3,905	—

Adjusted income on earning assets	9,822,655	9,621,231

Interest expense:
Total interest expense	1,718,396	2,270,845

Net interest income - adjusted	$8,104,259	$7,350,386

Non-GAAP	6 Months Ended June 30,
	2011	2010
Interest income:
Total interest income	$19,258,407	$18,064,848
Bank owned life insurance	136,840	142,070
Tax equivalent adjustment (34% tax rate)
Bank owned life insurance	70,493	73,188
Municipal securities	5,028	—

Adjusted income on earning assets	19,470,768	18,280,106

Interest expense:
Total interest expense	3,620,556	4,436,408

Net interest income - adjusted	$15,850,212	$13,843,698

Interest income increased $202 thousand, quarter over quarter, driven by growth. The overall impact of growth was an increase to interest income of $212 thousand while changes in rates reduced earning potential $10 thousand. Asset growth contributed $1.1 million to the interest income increase of $1.2 million in the first half of 2011 compared to 2010 and rate increases contributed $100 thousand. The downward trend when comparing the second quarter rate performance to the first six months is indicative of the impact on pricing by competition in the market place.

Loan growth provided $166 thousand while higher rates contributed an additional $18 thousand to interest income in the second quarter. In the first six months of 2011 loan growth contributed $994 thousand to income while the rate impact was $162 thousand. Commercial loan growth was the leading contributor to loan income in both the quarter and year to date. Year to date growth in loans held for sale was adversely impacted by lower rates, while a decrease in both volume and rate adversely impacted the quarter. Lower yields on agency securities and lower earnings on BOLI also had an adverse impact on interest income. Dividend-earning restricted equity securities were the only area of growth that was not negatively impacted by lower rates.

Reduction in the cost of interest bearing deposits coupled with a decline in time deposit growth provided a quarterly savings of $328 thousand. Savings in deposit costs of $597 thousand due to lower rates were partially offset by an increase in costs of $166 thousand due to deposit growth for a net deposit cost savings of $431 thousand in the first six months of 2011. Average borrowings declined in both periods for a net benefit of $224 thousand in the quarter and $383 thousand in the first six months of 2011.

The following table sets forth an analysis of the impact of changes in rate and volume on our interest bearing assets and liabilities for the second quarter and first six months of 2011 compared to 2010.

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

RATE / VOLUME ANALYSIS

(in thousands)

	For the Three Months Ended June 30, 2011 vs 2010			For the Six Months Ended June 30, 2011 vs 2010
	Interest Increase (Decrease)	Change Attributable to		Interest Increase (Decrease)	Change Attributable to
		Rate	Volume		Rate	Volume
Interest income
Loans:
Commercial	$196	$(30)	$226	$709	$96	$613
Real Estate	130	74	56	270	194	76
Consumer	(17)	41	(58)	(92)	33	(125)
Loans held for sale	(125)	(67)	(58)	269	(161)	430

Total loans	184	18	166	1,156	162	994

Securities:
Federal agencies	(5)	(32)	27	(19)	(40)	21
Mortgage-backed	(2)	—	(2)	(4)	(1)	(3)
Municipal Securities	11	11	—	15	15	—
Other securities	—	—	—	—	—	—

Total securities	4	(21)	25	(8)	(26)	18

Federal funds sold	(3)	(13)	10	16	(29)	45
Dividend-earning restricted equity securities	22	17	5	37	17	20
Deposits in other banks	—	1	(1)	(1)	(1)	—
Bank owned life insurance	(5)	(12)	7	(8)	(23)	15

Total interest income	$202	$(10)	$212	$1,192	$100	$1,092

Interest expense
Deposits:
Demand	$1	(6)	7	$9	(8)	17
Money market	30	(237)	267	177	(412)	589
Savings	(18)	(14)	(4)	(36)	(25)	(11)
Time	(341)	(16)	(325)	(581)	(152)	(429)

Total deposits	(328)	(273)	(55)	(431)	(597)	166
Borrowings	(224)	439	(663)	(383)	788	(1,171)

Total interest expense	(552)	166	(718)	(814)	191	(1,005)

Net interest income	$754	$(176)	$930	$2,006	$(91)	$2,097

Non-Interest Income

Non-interest income was $11.9 million for the second quarter of 2011, an increase of $183 thousand or 1.6% over the same period in 2010. Non-interest income for the first six month of 2011 was $21.6 million, an increase of $1.5 million over 2010. Mortgage banking income continues to be the driver in non-interest income growth. Non-interest income is broken out into more detail in the following table:

NON-INTEREST INCOME

	For the Three Months Ended June 30,
	2011	2010
Mortgage banking income	$11,205,023	$11,024,864
Investment and insurance commissions	85,305	67,585
Service charges and fees	424,829	429,025
Bank owned life insurance income	69,125	71,790
Title company income	88,758	137,772
Other	50,340	9,333

	$11,923,380	$11,740,369

	For the Six Months Ended
	2011	2010
Mortgage banking income	$20,209,260	$18,700,016
Investment and insurance commissions	171,705	141,905
Service charges and fees	811,149	823,356
Bank owned life insurance income	136,840	142,070
Title company income	226,726	229,341
Other	62,206	30,284

	$21,617,886	$20,066,972

Mortgage banking income represents fees from originating and selling residential mortgage loans as well as commercial mortgages through Monarch Mortgage and our wholly owned commercial mortgage banking subsidiary, Monarch Capital, LLC. The overwhelming majority of this growth has been in the area of residential mortgages. Gross mortgage banking income increased in second quarter and first six months of 2011 compared to 2010 due to higher production. Monarch Mortgage originated 1,634 loans totaling $347.0 million in the second quarter of 2011 compared to 1,558 loans totaling $357.7 million, one year prior. In the first half of 2011 Monarch Mortgage originated 2,954 loans totaling $647.0 million, compared to 2,537 loan originations totaling $591.6 million for the same period in 2010. Based on the second quarter 2011 compared to 2010, the average mortgage loan has decreased from $230 thousand to $212 thousand.

Service charges and fees on deposit accounts have declined $4 thousand in the quarter and $12 thousand in the first half of 2011 compared to 2010. The primary components of service charges and fees are nonsufficient fund and overdraft fees and ATM transaction fees. Despite, year-over-year growth in deposits of $24.5 million, recent regulatory changes on the charging of fees on certain transactions have adversely impacted fee income. We have an agreement with a third-party vendor to brand ATMs in Food Lion grocery stores in southeast Virginia and northeast North Carolina. In return for supplying the cash for the machines and paying the machines’ cash servicing fees, we receive a portion of the transaction surcharge, and our customers can withdraw cash from the machines without a fee or transaction surcharge. We have 11 ATMs located at our banking center sites. Combined with our third-party vendor relationship, our network includes over 55 active branded ATMs.

Investment and insurance commissions increased $18 thousand in the quarter and $30 thousand, year over year. There were no security gains or losses in either 2011 or 2010.

BOLI is included in the net interest income calculation for yield analysis. We purchased $6.0 million in BOLI during the fourth quarter of 2005. The income from BOLI, which is not subject to tax, decreased $3 thousand quarterly and $5 thousand year over year, in 2011 compared to 2010. The tax-effective income earnings are $105 thousand and $207 thousand for the second quarter and first six months of 2011 compared to $109 thousand and $215 thousand for the same periods in 2010.

Through Monarch Investment, LLC, we own a 75% interest in a title company, Real Estate Security Agency, LLC (RESA), which is being treated as a consolidated entity for accounting purposes. RESA showed a decrease of income for the second quarter and first half of 2011 when compared to 2010 of $49 thousand and $3 thousand, respectively.

Non-interest Expense

The following table summarizes our non-interest expense for the periods indicated:

NON-INTEREST EXPENSE

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Salaries and employee benefits	$5,615,748	$4,737,177	$11,014,592	$8,972,728
Commissions and incentives	5,181,545	5,582,223	9,033,205	9,271,218
Loan expense	1,595,597	1,475,466	2,951,020	2,476,650
Occupancy expenses	916,741	811,554	1,843,743	1,504,030
Furniture and equipment expense	469,139	401,786	929,170	777,734
FDIC Insurance	190,570	258,238	505,904	507,074
Marketing expense	430,272	287,507	704,028	499,248
Data processing services	278,015	222,533	583,848	418,069
Professional fees	213,528	209,538	382,456	341,845
Stationary and supplies	199,113	172,965	378,932	325,840
Telephone	219,523	131,720	371,157	254,381
Virginia Franchise Tax	146,213	126,908	273,118	243,021
Postage and shipping	112,933	96,744	225,066	183,006
Early extinguishment of debt	—	145,000	—	145,000
(Income) loss on sale of other real estate, net	(76,083)	52,973	(76,083)	101,996
ATM expense	64,768	54,060	118,160	103,922
Travel expense	69,885	43,253	119,892	92,715
Amortization of intangibles	44,643	44,643	89,286	89,286
Insurance	39,620	33,758	70,321	75,143
Title expense	14,608	16,895	34,895	30,349
Other	335,498	233,966	634,921	408,431

	$16,061,876	$15,138,907	$30,187,631	$26,821,686

Total non-interest expenses increased $923 thousand in the second quarter of 2011 compared to 2010, and $3.3 million in the first six months of 2011 compared to 2010. This represents a 6.1% and 12.5% increase over the same periods in 2010. Roughly 52% of the growth in both the quarter and the first six months was due to increased salaries and benefits, and commissions and incentives.

Employee compensation; in the form of salaries, benefits, commissions and incentives, represent an approximate 67% of non-interest expense in 2011 compared to 68% in 2010. Our full time equivalent employees, at June 30, 2011 totaled 550, compared to 441 in 2010. Employee compensation growth was primarily in salaries and benefits, which increased $332 thousand or 6.3% in the second quarter and $2.0 million or 22.8% in the first six months of 2011 compared to 2010. Commissions and incentives increased $145 thousand or 2.9% in the quarter, but declined $238 thousand in the first six months. Additional staffing due to regulatory and compliance requirements as well as growth relate expansion in both our mortgage operations and the Bank’s sales team and branch staff were the source of the increases. Growth from the second and third quarters of 2010, which had little impact to income through the second quarter of 2010 are included in our 2011 expenses. We opened a new banking office in the Hilltop area of Virginia Beach in June 2010, relocated our corporate headquarters in the third quarter of 2010, after a substantial renovation of a building purchased in the second quarter 2010. Regulatory changes in the both the banking and mortgage industry in addition to changes to the compensation program of our mortgage employees have resulted in additional staffing requirements, higher loan origination expense and professional fees. Costs associated with occupancy and data service expenses have also increased due to Company growth. Marketing expense has increased as a result of an advertising campaign aimed at gaining greater recognition in the market as a business bank. This campaign included our first annual “Top Flight” award aimed at recognizing small businesses in the community who have demonstrated a strong performance in a number of key areas.

The following summary identifies, in descending order, non-interest expenses with the most significant quarter-over-quarter increase.

	Increase For the Three Months Ended June 30,		Increase For the Six Months Ended June 30,
	Dollars	Percentage	Dollars	Percentage
Salaries and employee benefits	$878,571	18.5%	$2,041,864	22.8%
Loan expense	120,131	8.1%	474,370	19.2%
Occupancy expense	105,187	13.0%	339,713	22.6%
Marketing expense	142,765	49.7%	204,780	41.0%
Data processing services	55,482	24.9%	165,779	39.7%

Four properties in other real estate were sold during the second quarter of 2011 for a gain of $76 thousand, for a total of five property sales in 2011 with a gain of $76 thousand. In the second quarter of 2010 we sold four properties in other real estate and recorded losses of $53 thousand, for a total of eight property sales in 2010 at a loss, net of valuation adjustments, of $102 thousand.

Income Taxes

Our income tax provision was $981 thousand for the quarter compared to $749 thousand for the same period in 2010. Income tax provision for the first six months of 2011 was $1.7 million compared to $1.3 million in 2010. Included in second quarter and first six months of 2011 taxes are state taxes for Maryland, North Carolina and South Carolina of $67 thousand and $148 thousand, respectively. The effective tax rate for the quarter was 35.6%, and 33.8% year to date, compared to 32.0% and 32.6% for the same periods in 2010.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Total assets were $831.7 million at June 30, 2011, a $6.1 million or 0.7% increase compared to assets of $825.6 million at December 31, 2010. On an annual basis total assets increased $41.3 million, a 5.2% increase when compared to total assets of $790.4 million at June 30, 2010. The primary source of asset growth from December 31, 2010 was in investments available for sale which increased $31.7 million or 180.1% and loans held for investment which increased $29.9 million or 5.4%. These increases were partially offset by a $59.6 million or 34.0% decrease in loans held for sale. In addition, total cash and cash equivalents increased $5.2 million or 18.9%.

The increase in investment securities was due to the purchase of an additional $30.0 million in U.S. government agency obligations and $755 thousand in municipal securities. These purchases were aimed at expanding our security portfolio while mitigating some of the declining yield impact created by recent maturities. Growth in our loans held for investment was primarily in the areas of commercial loans and commercial real estate loans. Loans held for sale represent mortgage loans that have been closed and are awaiting investor purchase. A majority of our mortgage loans are pre-sold and remain on our books for thirty to forty-five days. Outstanding balances are dependent on the current mortgage market and may fluctuate significantly between periods. The decline noted at June 30, 2011 compared to year end 2010 is a product of seasonality coupled with mortgage market volatility. The decline in loans held for sale has led to a period of additional liquidity which has been invested in overnight funds.

On an annual basis, investment securities increased $40.8 million or 483.0% compared to $8.5 million at June 30, 2010. Loans held for investment increased $34.0 million or 6.1% over the June 30, 2010 balance of $554.8 million. Cash and cash equivalents decreased $6.8 million or 17.3% and loans held for sale declined $33.8 million or 22.6%. Property and equipment increased $6.5 million or 40.1% at June 30, 2011 compared to June 30, 2010.

Total liabilities were $757.6 million at June 30, 2011, an increase of $3.7 million or 0.5% from year-end 2010 liabilities of $753.8 million. Year over year total liabilities increased $36.5 million or 5.1% over $721.1 million at June 30, 2010. Total deposits increased $24.5 million or 3.5%, to $730.2 million at June 30, 2011, when compared to $705.7 million at year-end 2010 and increased $86.7 million or 13.5% compared to $643.5 million, one year prior. Total borrowings declined $21.2 million at June 30, 2011, a 52.8% decrease from $40.3 million at December 31, 2010 and declined $51.6 million or 73.1% from $70.6 million at June 30, 2010.

Non-interest bearing demand deposits increased $19.6 million over December 2010 to $117.2 million. Money market deposits were $307.5 million at June 30, 2011, an increase of $24.2 million or 8.5% over year end 2010. Time deposits declined $19.1 million to $253.9 million compared to $273.0 million at December 31, 2010.

On an annual basis, non-interest bearing demand deposits increased $12.7 million or 12.1% over $104.5 million June 30, 2010. Interest bearing demand deposits increased $8.7 million to $30.8 million at June 30, 2011 compared to $22.1 million, one year prior. Money market accounts grew $92.9 million or 43.3% compared to $214.5 million at June 30, 2010 and time deposits declined $25.6 million or 9.1% in for the same periods.

We are primarily a business bank and, as such, have focused our efforts on obtaining company operating and escrow accounts, which are demand deposit accounts. Escrow accounts ordinarily house real estate funds, which makes them sensitive to the growth within the current mortgage environment. Our focus on the business sector, coupled with the growth in business operating and escrow accounts, has resulted in continued growth in demand deposits.

Our interest bearing deposits are comprised of savings accounts, money market accounts and time deposits or certificates of deposits (“CDs”). Savings accounts have increased compared to year end 2010 but declined, on an annual basis. CDs declined at June 30, 2011, compared to year-end 2010, and prior year. Money market accounts continue to grow and have shown marked growth in 2011 compared to the prior year.

Savings deposits are $1.5 million or 7.7% higher at June 30, 2011 compared to $19.3 million at December 31, 2010, but $2.1 million or 9.0% lower on an annual basis from $22.9 million at June 30, 2010. The year-over-year decline is the result of a change in pricing. In early 2010 we began lowering the rates on our tiered savings product and the decline, year over year, is attributable to the rate sensitivity of those clients who have migrated to our higher yield money market product.

Money market deposits were $307.5 million at June 30, 2011 and have been our primary source of deposit growth year to date and over the past twelve months. Although we have modified the pricing in the upper tier of our multi-tiered money market product, rates are still attractive and highly competitive in the market. Our current economic environment, though improved, is still volatile enough to keep many “would be” market investors looking to the safety of insured bank deposits. Money market accounts are the most suitable product for these individuals because rates are higher than demand and savings accounts but have withdrawal features more flexible than CDs. Therefore, our money market balances may be adversely impacted in the future when the economy is more stable and investors return to the stock market.

CDs were $253.9 million at June 30, 2011, a decrease of $19.1 million or 7.0% from $273.0 million at December 31, 2010 and $25.6 million or 9.1% from $279.5 million at June 30, 2010. Rates remain at historically low levels. At June 30, 2011 fluctuations in our loans held for investment created excess liquidity, which we sold overnight at extremely low rates. We have focused on relationship pricing for CDs coupled with lower rates for non-clients to control excess liquidity. In the second quarter of 2011, when growth in our loans held for investment portfolio increased, we offered attractive pricing to our relationship clients targeting longer terms which brought in $29.5 million in CDs. We continue to reduce our shorter term CD portfolio through pricing on renewals.

Stockholders’ equity was $74.1 million at June 30, 2011, compared to $71.6 million at December 31, 2010. Components of the change in stockholders’ equity include net income of $3.2 million, increase in unrealized losses in other comprehensive income of $18 thousand, stock based compensation totaling $139 thousand, preferred stock dividend payments of $780 thousand, and a common stock dividend of $477 thousand.

Loans Held for Investment

Our lending activities are our principal source of income. Loans held for investment, net of unearned income, increased $29.9 million or 5.4% in the first half of 2011 compared to year end 2010.

The following table provides a breakdown, by class or segment of our loans held for investment at June 30, 2011 and December 31, 2010.

Loans held for Investment

	June 30, 2011	December 31, 2010
Commercial	$100,881,129	$86,633,856
Real estate
Construction	125,408,185	119,881,034
Residential (1-4 family)	85,160,560	84,822,652
Home equity lines	79,683,564	81,013,642
Multifamily	25,633,156	20,959,832
Commercial	168,375,181	162,541,959

Real estate subtotal	484,260,646	469,219,119

Consumers
Consumer and installment loans	3,530,791	2,937,347
Overdraft protection loans	70,148	66,647

Loans to individuals subtotal	3,600,939	3,003,994

Total gross loans	588,742,714	558,856,969
Allowance for loan losses	(9,480,000)	(9,037,800)

Loans net of allowance for loan losses	579,262,714	549,819,169

Unamortized loan costs, net of deferred fees	41,810	11,258

Total net loans	$579,304,524	$549,830,427

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

To determine the total allowance for loan losses, we estimate the reserves needed for each class or segment of the portfolio, including loans analyzed on both, a pooled basis and individually. Our allowance for loan losses consists of amounts applicable to the following categories: (i) the commercial loan portfolio; (ii) the real estate loan portfolio; (iii) the consumer loan portfolio. In addition, loans within these portfolios are evaluated as a group or on an individual or relationship basis and assigned a risk grade based on the underlying characteristics. Prior to June 30, 2011, loans were pooled by risk grade within the portfolio segment, and losses were modeled utilizing metrics such as the risk rating, historical experience, other known and inherent risks, and quantitative techniques which management has determined fit the characteristics of that segment. Beginning June 30, 2011 loans are pooled by portfolio class and purpose and losses are modeled using historical losses for each pool, and quantitative techniques which fit the characteristics of the pool. We believe this change in methodology will provide us with a clearer profile of the areas of potential risk in our portfolio.

The following table represents the effect on the current period provision of the changes in methodology from that used in prior periods.

June 30, 2011	Calculated Provision Based on New Methodology	Calculated Provision Based on Prior Methodology	Difference
Commercial	$157,667	$300,941	$(143,274)
Real estate
Construction	1,727,872	1,379,595	348,277
Residential (1-4 family)	641,784	456,763	185,021
Home equity lines	(180,139)	(660,665)	480,526
Multifamily	47,879	125,913	(78,034)
Commercial	(343,906)	324,143	(668,049)

Real estate subtotal	1,893,490	1,625,749	267,741
Consumers
Consumer and installment loans	(69,586)	(68,692)	(894)
Overdraft protection loans	7,456	9,838	(2,382)

Loans to individuals subtotal	(62,130)	(58,854)	(3,276)
Unallocated	112,123	233,314	(121,191)

Total provision for loan losses	$2,101,150	$2,101,150	$—

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

The real estate loan portfolio includes all loans secured by real estate. This category is further broken down into construction loans, residential 1-4 family loans, home equity lines, multifamily loans, and commercial real estate loans. Construction and multifamily loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the completed project. Residential 1-4 family and home equity loan originations utilize analytics to supplement the underwriting process. Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.

Commercial and real estate portfolio loans are evaluated on an individual or relationship basis and assigned a risk grade at the time the loan is made. Additionally, we perform periodic reviews of the loan or relationship to determine if there have been any changes in the original underwriting which would change the risk grade and/or impact the borrower’s ability to repay the loan.

The consumer loan portfolio includes consumer and installment loans and overdraft protection loans. These loans, which are in relatively small loan amounts, are spread across many individual borrowers. We utilize analytics to supplement general underwriting. Loans within the consumer category are assigned risk grades and evaluated as a pool, unless specifically identified through delinquency or other signs of credit deterioration, at which time the identified loan is individually evaluated. Additionally, loans that have been specifically identified as a credit risk due to circumstances that may affect the ability of the borrower to repay interest and/or principal are analyzed on an individual basis. Adverse circumstances may include loss of repayment source, deterioration in the estimated value of collateral, elevated trends of delinquencies, and charge-offs.

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

The following is a breakdown between Satisfactory and Watch List loans at June 30, 2011 and December 31, 2010. There were no loans risk graded Doubtful (8) or Loss (9) included in our portfolio in either period presented.

	June 30, 2011		December 31, 2010
	Satisfactory	Watchlist	Satisfactory	Watchlist
	Risk Grades	Risk Grades	Risk Grades	Risk Grades
	1 - 5	6-7	1 - 5	6-7
Commercial	$92,725,096	$8,156,033	$76,751,687	$9,882,169
Real estate
Construction	108,691,860	16,716,325	95,236,104	24,644,930
Residential (1-4 family)	72,020,216	13,140,344	68,184,218	16,638,434
Home equity lines	77,246,714	2,436,850	75,470,348	5,543,294
Multifamily	23,298,740	2,334,416	17,403,263	3,556,569
Commercial	164,293,206	4,081,975	157,903,052	4,638,907

Real estate subtotal	445,550,736	38,709,910	414,196,985	55,022,134

Consumers
Consumer and installment loans	3,348,114	182,677	2,706,795	230,552
Overdraft protection loans	63,138	7,010	59,637	7,010

Loans to individuals subtotal	3,411,252	189,687	2,766,432	237,562

Total gross loans	$541,687,084	$47,055,630	$493,715,104	$65,141,865

Additional regulatory guidance with regard to the specifications of the special mention risk grade maintains that loans with this risk grade should be treated as transitory. Loans should not remain special mention for more than one year. Based on this additional guidance, we performed an extensive review of the loans identified as special mention during the second quarter of 2011, and either downgraded them to doubtful or, when appropriate, moved them into acceptable with care.

We do not have any potential problem loans which have not been evaluated and disclosed at June 30, 2011 or December 31, 2010. We evaluate the collectability of both principal and interest when assessing the need for a loss accrual. (For additional discussion on this evaluation refer to Note 1 and Note 3 of our 2010 Annual Report on Form10-K.)

This evaluation includes, but is not limited to, the application of a loss factor which is arrived at by using a three-year moving average “look back” at our historical losses. This loss factor is multiplied by the outstanding principal within a purpose delineated loan class to arrive at an overall loss estimate. Environmental factors may also be applied to a class or classes of loans based on management’s subjective evaluation of such conditions as credit quality trends, collateral values, portfolio concentrations, specific industry conditions in the regional economy, regulatory examination results, external audit and loan review findings, recent loss experiences in particular portfolio classes, etc. Any unallocated portion of the allowance for loan losses reflects management’s attempt to ensure that the overall reserve appropriately reflects a margin for the imprecision necessarily inherent in estimates of credit losses.

The allowance is subject to regulatory examinations and determination as to adequacy. This examination may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.

During the second quarter and first six months ended June 30, 2011, we accrued $1,099,696 and $2,101,150 in provision for loan losses compared to $1,504,948 and $2,832,818 for the same respective periods in 2010. Based on the current economic environment and the composition of our loan portfolio, the level of our charged-off loans combined with our peer bank loss experience, we considered this provision to be a prudent allocation of funds for our loan loss allowance.

Loans charged off during second quarter of 2011 and 2010 totaled $1,537,046 and $1,705,563, respectively. Recoveries totaled $414,350 and $125,615 for the same periods, respectively. The ratio of net charge-offs to average outstanding loans for the second quarter ended June 30, 2011 was 0.20%, compared to 0.28% in 2010. Loans charged off in the first half of 2011 and 2010 totaled $2,134,357 and $3,747,511, respectively. Recoveries totaled $475,407 and $189,693 for the same periods, respectively. The ratio of net charge-offs to average outstanding loans for the first six months ended June 30, 2011 was 0.29%, compared to 0.65% in 2010. Specific reserves included in our December 31, 2010 allowance for loans charged off in the first half of 2011 totaled $733,561.

In the second quarter of 2011, approximately $1.0 million in loans charged off were related to failed real estate projects, approximately $29 thousand in loans charged off were related to failed business activities and the remaining $502 thousand were related to residential properties. In the second quarter of 2010, approximately $1.2 million in loans charged off were related to real estate development projects which were adversely impacted by the downturn in the real estate market, $175 thousand was due to failed business activities and an additional $325 thousand in charged-off balances were related to residential properties.

In the first half of 2011, approximately $1.0 million in loans charged off were related to failed real estate projects, approximately $170 thousand in loans charged off were related to failed business activities and the remaining $958 thousand were related to residential properties. In the first six months of 2010, approximately $2.4 million in loans charged off were related to real estate development projects which were adversely impacted by the downturn in the real estate market, $625 thousand was due to failed business activities and an additional $675 thousand in charged-off balances were related to residential properties.

The allowance for loan losses totaled $9,480,000 at June 30, 2011, an increase of $442,200 or 4.9% over December 31, 2010 and $905,000 or 10.6% over June 30, 2010. The ratio of the allowance to loans, less unearned income, was 1.61% at June 30, 2011, 1.62% at December 31, 2010 and 1.55% at June 30, 2010. We believe that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in our loan portfolio at June 30, 2011. The allowance to loans ratio is supported by the level of non-performing loans, the seasoning of the loan portfolio, and the experience of the lending staff in the market.

LOAN LOSS ALLOWANCE AND LOSS EXPERIENCE

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Balance, beginning of period	$9,503,000	$9,300,000	$9,037,800	$9,300,000
Loans charged-off
Commercial	(28,720)	(25,333)	(28,720)	(34,833)
Real estate
Construction	(760,320)	(1,189,679)	(798,943)	(1,927,626)
Residential (1-4 family)	(125,560)	(67,679)	(267,184)	(654,372)
Home equity lines	(622,446)	(272,872)	(1,039,510)	(980,680)
Multifamily	—	—	—	—
Commercial	—	(150,000)	—	(150,000)
Consumers
Consumer and installment loans	—	—	—	—
Overdraft protection loans	—	—	—	—

	(1,537,046)	(1,705,563)	(2,134,357)	(3,747,511)

Recoveries
Commercial	6,410	3,980	10,616	59,690
Real estate
Construction	505	5,506	1,239	10,023
Residential (1-4 family)	141,361	1,428	151,587	1,820
Home equity lines	257,002	84,865	302,358	87,854
Multifamily	—	—	—	—
Commercial	—	29,426	—	29,426
Consumers
Consumer and installment loans	8,014	410	8,219	880
Overdraft protection loans	1,058	—	1,388	—

	414,350	125,615	475,407	189,693

Net Charge Offs	(1,122,696)	(1,579,948)	(1,658,950)	(3,557,818)
Provisions charged to operations	1,099,696	1,504,948	2,101,150	2,832,818

Balance, end of period	$9,480,000	$9,225,000	$9,480,000	$8,575,000

A summary of our allowance as of June 30, 2011 and December 31, 2010 by classification is as follows:

Allocation of the Allowance for Loan Losses

	June 30, 2011
	Amount	Percentage of loans in each category to total loans
Commercial	$1,059,337	17.2%
Real estate
Construction	2,861,965	21.3%
Residential (1-4 family)	2,640,281	14.5%
Home equity lines	1,525,984	13.5%
Multifamily	194,802	4.3%
Commercial	964,167	28.6%
Consumers
Consumer and installment loans	23,017	0.6%
Overdraft protection loans	9,310	0.0%
Unallocated	201,137

	$9,480,000	100.0%

Total loans held for investment outstanding *	$588,742,714
Ratio of allowance for loan losses to total loans held for investment	1.61%

	December 31, 2010
	Amount	Percentage of loans in each category to total loans
Commercial	$919,774	15.5%
Real estate
Construction	1,931,797	21.5%
Residential (1-4 family)	2,114,094	15.2%
Home equity lines	2,443,275	14.5%
Multifamily	146,923	3.7%
Commercial	1,308,073	29.1%
Consumers
Consumer and installment loans	84,384	0.5%
Overdraft protection loans	466	0.0%
Unallocated	89,014	n/a

	$9,037,800	100.0%

Total loans held for investment outstanding *	$558,868,227
Ratio of allowance for loan losses to total loans held for investment	1.62%

*	Total loans held for investment outstanding includes unamortized loan costs, net of deferred fees of $41,810 at June 30, 2011 and $11,258 at December 31, 2010.

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

Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings. At June 30, 2011 loans 90 days past due and still accruing totaled $164,804, loans in nonaccrual totaled $7,728,763 and nonaccrual loans classified as troubled debt restructurings totaled $112,448. At December 31, 2010 loans 90 days past due and still accruing totaled $1,130,816 and loans in nonaccrual totaled $7,583,305 and nonaccrual loans classified as troubled debt restructurings totaled $306,623. Total non-performing loans as a percentage of total loans were 1.36% and 1.61% at June 30, 2011 and December 31, 2010, respectively.

NON-PERFORMING ASSETS

	Non-Performing Loans				Other Real Estate Owned	Total Non-Peforming Assets
	Over 90 Days and Accruing	Nonaccrual Loans	Restructured Loans	Non-Performing Loans
June 30, 2011
Commercial	$147,404	$1,044,352	$-	$1,191,756	$133,280	$1,325,036
Real estate
Construction	—	—	—	—	189,982	189,982
Residential (1-4 family)	—	5,528,537	112,448	5,640,985	1,301,980	6,942,965
Home equity lines	—	957,549	—	957,549	—	957,549
Multifamily	—	—	—	—	—	—
Commercial	—	191,315	—	191,315	—	191,315
Consumers
Consumer and installment loans	17,400	—	—	17,400	—	17,400
Overdraft protection loans	—	7,010	—	7,010	—	7,010

Total	$164,804	$7,728,763	$112,448	$8,006,015	$1,625,242	$9,631,257

December 31, 2010
Commercial	$270,728	$1,393,207	$182,000	$1,845,935	$—	$1,845,935
Real estate
Construction	240,672	1,757,752	—	1,998,424	1,190,000	3,188,424
Residential (1-4 family)	418,608	3,495,820	124,623	4,039,051	554,700	4,593,751
Home equity lines	179,992	757,585	—	937,577	—	937,577
Multifamily	—	—	—	—	—	—
Commercial	—	178,941	—	178,941	—	178,941
Consumers
Consumer and installment loans	20,816	—	—	20,816	—	20,816
Overdraft protection loans	—	—	—	—	—	—

Total	$1,130,816	$7,583,305	$306,623	$9,020,744	$1,744,700	$10,765,444

	June 30, 2011	December 31, 2010
Asset Quality Ratios:
Nonperforming loans to period end loans	1.36%	1.61%
Nonperforming assets to period end assets	1.16%	1.30%
Allowance for loan losses to nonperforming loans	118.41%	100.19%

Restructured loans are loans for which it has been determined the borrower will not be able to perform under the original terms of the loan agreement and a concession has been made to those terms that would not otherwise have been considered. If the value of a restructured loan is determined to be less than the recorded investment in the loan, a valuation allowance is created with a corresponding charge-off and any collection of interest and principal are recorded as recoveries to the allowance for loan losses until all charged-off balances are fully recovered. Measurement of the value of a restructured loan is generally based on the present value of expected future cash flows discounted at the loan’s effective interest rate, unless in the case of collateral-dependent loans, the observable market price, or the fair value of the collateral can be readily determined. Restructured loans are reevaluated periodically and additional adjustments to the carrying value may be made. In addition, if it is determined the borrower is unable to perform under the modified terms, further steps, such as a full charge-off or foreclosure may be taken. We did not have any commitments to lend additional funds on restructured loans at June 30, 2011 or December 31, 2010.

Restructured Loans

	Commercial	Residential 1-4 Family	Real Estate Construction	Total
June 30, 2011
Balance beginning of the period	$182,000	$124,623	$—	$306,623
Investment in restructured loans
Additions during the period	—	(12,175)	—	(12,175)
Charge-off during the period	(48,720)	—	—	(48,720)
Moved to other real estate	(133,280)	—	—	(133,280)
Valuation allowance for restructured loans included in charged-off loans	—	—	—	—
Additions during the period	—	—	—	—

Restructured loans included in impaired loans end of the period	$—	$112,448	$—	$112,448

December 31, 2010
Balance beginning of the period	$182,000	$—	$356,000	$538,000
Investment in restructured loans
Additions during the period	—	124,623	—	124,623
Charge-off during the period	—	—	(41,000)	(41,000)
Valuation allowance for restructured			(315,000)	(315,000)
loans included in charged-off loans
Additions during the period
Restructured loans included in	—	—	—	—

impaired loans end of the period
	$182,000	$124,623	$—	$306,623

Recoveries of charged-off balance
June 30, 2011	$1,545	$—	$—	$1,545
December 31, 2010	$8,000	$—	$9,000	$17,000

A loan is considered impaired when, based on current information and events; it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. In addition to loans 90 days past due and still accruing, nonaccrual loans and restructured loans, all loans risk graded doubtful or substandard qualify, by definition, as impaired. Approximately $9.3 million in loans, which had been evaluated, and qualified by definition, as impaired at December 31, 2010 have been added to our impaired loans table in the notes for June 30, 2011 due to a change in methodology between the periods.

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

	June 30, 2011
	Balance	Number
January 1,	$1,744,700	5
Balance moved into other real estate	1,637,492	10

	3,382,192	15

Write down of property charged to operations	—
Payments received after foreclosure	—
Properties sold	(1,756,950)	(5)

Balance June 30, 2011	$1,625,242	10

Gross gains of sale of other real estate	$105,918
Gross losses on sale of other real estate	(29,835)
Write down of property charged to operations	—

Net gain (loss) on other real estate	$76,083

	December 31, 2010
	Balance	Number
January 1,	$2,115,700	8
Balance moved into other real estate	5,617,450	13 *

	7,733,150	21

Write down of property charged to operations	(51,955)
Payments received after foreclosure	(40,665)
Properties sold	(5,895,830)	(16)

Balance December 31, 2010	$1,744,700	5

Gross gains of sale of other real estate	$409,566
Gross losses on sale of other real estate	(254,516)
Write down of property charged to operations	(51,955)

Net gain (loss) on other real estate	$103,095

*	Two units moved to other real estate in 2010 were originally held and reported as one property. During the first quarter of 2011 the property was split into two parcels to be sold separately.

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

We monitor and plan our liquidity position for future periods. Liquidity strategies are implemented and monitored by our Asset/Liability Committee (“ALCO”). ALCO uses a simulation and budget model to assess current and future liquidity needs.

Cash, cash equivalents and federal funds sold totaled $32.6 million as of June 30, 2011 compared to $27.4 million as of December 31, 2010. At June 30, 2011, cash, securities classified as available for sale and federal funds sold were $81.9 million or 10.6% of total earning assets, compared to $45.0 million or 5.4% of total earning assets at December 31, 2010.

In the course of operations, due to fluctuations in loan and deposit levels, we occasionally find it necessary to purchase federal funds on a short-term basis. We maintain unsecured federal funds line arrangements with five other banks, which allow us to purchase funds totaling $34.5 million. These lines mature and re-price daily. At June 30, 2011 and December 31, 2010, we had $0 in federal funds purchased.

We have access to the Federal Reserve Bank of Richmond’s discount window should a liquidity crisis occur. We have not used this facility in the past and consider it a backup source of funds.

We are also members of the Promontory Network and have access to a program through their Certificate of Deposit Account Registry Service® (“CDARS”) to use their CDARS One Way BuySM to purchase cost-effective funding without collateralization (and in lieu of generating funds through “traditional” brokered CDs or the Federal Home Loan Bank). These funds are accessed through a weekly auction. The auction typically takes place on Wednesdays, with next day settlement. There are seven maturities available ranging from 4 weeks to 5 years. If we are allotted funds in the auction, we incur no transaction fees or commissions. Although the process to compete for these deposits is different from the process for traditional brokered CDs, they are still considered brokered for Call Report purposes. These funds, which are included in our Jumbo CDs, are subject to discretionary limitations on volume that we normally would impose on traditional brokered deposits. Based on our “well capitalized” status, we are able to draw up to $79.1 million from this program. We had $40.0 million on our balance sheet from this program at June 30, 2011 and $10.0 million at December 31, 2010.

We have lines of credit with the Federal Home Loan Bank of Atlanta (“FHLB”) that can equal up to 30% of our assets. Our primary line of credit (Primary) totaled approximately $63.9 million with $52.5 million available at June 30, 2011. This line is currently reduced by $6.0 million, which has been pledged as collateral for public deposits.

In February 2009, we negotiated an additional line of credit with FHLB which is secured by a portion of our loans held for sale (“LHFS”). We pledge these loans, which have been sold to FHLB approved investors, as collateral. In return, we are allowed to borrow up to 70% of these loans for 120 days. The investor remits the proceeds for the purchased loans directly to FHLB, which then releases the collateral pledged. At June 30, 2011, we had assets pledged totaling $55.5 million and advances outstanding totaled $3.6 million.

Borrowings outstanding under the combined FHLB lines of credit were $5.4 million at June 30, 2011 and $30.3 million at December 31, 2010. We had the following borrowing advances under our Primary line outstanding as of June 30, 2011, with the following final maturities:

Advance Amount	Expiration Date
1,425,409	September 2015
4,000,000	October 30, 2011

$5,425,409

The advance maturing in 2015 is a principal reducing credit that matures on September 28, 2015. Terms include 39 quarterly principal payments of $25 thousand beginning December 2005, with a final payment of $1.0 million in September 2015. We are utilizing this advance to match-fund several long term fixed rate loans. The interest rate for this advance is fixed at 4.96%.

The advance maturing in July 2011 is from our daily investment account and carries a variable rate that changes daily. The interest rate on June 30, 2011 for this advance was 0.36%.

In addition, we had an advance under our LHFS line with a variable rate of interest that changes daily. This advance matures September 27, 2011. The interest rate on June 30, 2011 for this advance was 0.86%.

Advance Date	Current Balance	Original Balance
June 29, 2011	$3,600,622	$10,000,000

	$3,600,622	$10,000,000

We have no material commitments or long-term debt for capital expenditures at the report date. The only long-term debt is for funding loans.

Off-Balance Sheet Arrangements

We enter into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions recognized as of June 30, 2011 and December 31, 2010 were a line of credit to secure public funds and commitments to extend credit and standby letters of credit issued to customers. The line of credit to secure public funds was from the Federal Home Loan Bank for $6 million at June 30, 2011 and December 31, 2010.

We entered into an interest rate swap agreement with PNC Bank of Pittsburgh, PA on July 29, 2009, for our $10 million Trust Preferred borrowings which carries a floating interest rate of 90 day LIBOR plus 160 basis points. Under the terms of this agreement, at the end of each quarter we will swap our floating rate for a fixed rate of 3.26%. The effective date of this swap is June 30, 2010, with an expiration date of September 30, 2014. This swap will fix our interest cost on our $10 million Trust Preferred borrowings of 4.86% for five years.

Commitments to extend credit, which include rate lock commitments, amounted to $331.0 million at June 30, 2011 and $302.2 million at December 31, 2010, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

We did not have any outstanding commitments to purchase securities on June 30, 2011 or December 31, 2010.

Standby letters of credit are conditional commitments we issue guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. We had $8.7 million in outstanding standby letters of credit at June 30, 2011 and $5.8 million at December 31, 2010.

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

The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the Bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. At June 30, 2011, the amount available was approximately $10.4 million. We currently pay a quarterly dividend on our series B noncumulative, perpetual preferred stock of 7.8%, or $390,000 per quarter. We paid our first common stock dividend in 2010. We paid common stock dividends of $477,227 in the first half of 2011 compared to $411,287 for the same period in 2010. Below is a table of our dividend history.

Common Stock Dividends

Payment Date	Per Share Dividend	Total Dividend
2011
June 22, 2011	$0.08	$477,227
2010
June 15, 2010	$0.07	$411,287
November 30, 2010	0.07	413,290

Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2011, the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2011, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. The Bank’s actual capital amounts and ratios are also presented in the table as of June 30, 2011 and December 31, 2010.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
	(Dollars in Thousands)
As of June 30, 2011
Total Risk-Based Capital Ratio
Consolidated company	$91,121	13.21%	$55,183	8.00%	N/A	N/A
Bank	$87,653	12.71%	$55,171	8.00%	$68,964	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated company	$82,492	11.96%	$27,589	4.00%	N/A	N/A
Bank	$78,985	11.46%	$27,569	4.00%	$41,353	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated company	$82,492	10.79%	$30,585	4.00%	N/A	N/A
Bank	$78,985	10.33%	$30,585	4.00%	$38,231	5.00%
(Tier 1 Capital to Average Assets)
As of December 31, 2010
Total Risk-Based Capital Ratio
Consolidated company	$89,061	12.99%	$54,846	8.00%	N/A	N/A
Bank	$85,075	12.42%	$54,820	8.00%	$68,526	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated company	$80,486	11.74%	$27,423	4.00%	N/A	N/A
Bank	$76,503	11.16%	$27,410	4.00%	$41,115	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated company	$80,486	9.35%	$34,424	4.00%	N/A	N/A
Bank	$76,503	8.89%	$34,424	4.00%	$43,030	5.00%
(Tier 1 Capital to Average Assets)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices. Our primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of our asset/liability management process, which is governed by policies established by our board of directors that are reviewed and approved annually. Our board of directors delegates responsibility for carrying out asset/liability management policies to the Asset/Liability Management Committee (“ALCO”). In this capacity, ALCO develops guidelines and strategies that govern our asset/liability management related activities, based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with our financial instruments also change, affecting net interest income, the primary component of our earnings. The ALCO uses the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While ALCO routinely monitors simulated net interest income sensitivity over a rolling 12 month horizon, it also employs additional tools to monitor potential longer-term interest rate risk.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

11.1 –	Statement regarding computation of per share earnings (included in Note 3 to the Financial Statements).

16.1 –	Letter from Goodman & Company, LLP agreeing to statements with regard to changes in the Company’s certifying accountant attached as Exhibit 16.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 24, 2011, incorporated by reference herein.

31.1 –	Certification of CEO pursuant to Rule 13a-14(a).

31.2 –	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1 –	Certification of CEO and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0 –	Financial statements and schedules in interactive data format.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH FINANCIAL HOLDINGS, INC.

/s/ BRAD E. SCHWARTZ
Brad E. Schwartz	Date:	August 15, 2011
Chief Executive Officer

/s/ LYNETTE P. HARRIS.
Lynette P. Harris	Date:	August 15, 2011
Executive Vice President & Chief Financial Officer