Form 10-Q
period 2011-09-30
Monarch Financial Holdings, Inc.
filed 2011-11-14
CIK 1364856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: September 30, 2011

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

The number of shares of common stock outstanding as of November 4, 2011 was 5,944,139.

(This page intentionally left blank.)

MONARCH FINANCIAL HOLDINGS, INC.

FORM 10-Q

SEPTEMBER 30, 2011

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	Unaudited September 30, 2011	December 31, 2010
ASSETS:
Cash and due from banks	$16,624,875	$14,733,974
Interest bearing bank balances	574,690	10,150,773
Federal funds sold	12,199,026	2,491,000

Total cash and cash equivalents	29,398,591	27,375,747

Investment securities available-for-sale, at fair value	8,778,446	17,601,718
Loans held for sale	158,577,134	175,388,356
Loans held for investment, net of unearned income	596,333,316	558,868,227
Less: allowance for loan losses	(10,301,000)	(9,037,800)

Loans, net	586,032,316	549,830,427

Property and equipment, net	22,883,788	20,841,486
Restricted equity securities	6,177,300	8,692,450
Bank owned life insurance	6,886,254	7,335,473
Goodwill	775,000	775,000
Intangible assets, net	505,954	639,883
Other real estate owned, net of valuation allowance	2,106,400	1,744,700
Other assets	16,762,889	15,357,505

Total assets	$838,884,072	$825,582,745

LIABILITIES:
Deposits:
Demand deposits—non-interest bearing	$125,481,022	$97,654,595
Demand deposits—interest bearing	28,363,942	32,346,048
Savings deposits	20,579,046	19,348,291
Money market deposits	281,250,186	283,271,306
Time deposits	261,877,727	273,041,337

Total deposits	717,551,923	705,661,577

Borrowings:
Trust preferred subordinated debt	10,000,000	10,000,000
Federal Home Loan Bank advances	24,400,420	30,282,201

Total borrowings	34,400,420	40,282,201

Other liabilities	11,084,074	7,905,470

Total liabilities	763,036,417	753,849,248

STOCKHOLDERS’ EQUITY:
Preferred stock, $5 par value, 1,185,300 shares authorized; none issued	—	—
Noncumulative perpetual preferred stock, series B, liquidation value of $20.0 million, $5 par; 800,000 shares authorized, issued and outstanding	4,000,000	4,000,000
Common stock, $5 par value; 20,000,000 shares authorized; issued and outstanding, 2011: 5,950,639 shares (includes nonvested shares of 4,500); 2010: 5,969,039 shares	29,730,695	29,845,195
Additional paid-in capital	22,455,161	22,131,351
Retained earnings	19,449,457	15,925,106
Accumulated other comprehensive loss	(401,255)	(333,247)

Total Monarch Financial Holdings, Inc. stockholders’ equity	75,234,058	71,568,405
Noncontrolling interests	613,597	165,092

Total equity	75,847,655	71,733,497

Total liabilities and stockholders’ equity	$838,884,072	$825,582,745

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

	3 Months Ended September 30,		9 Months Ended September 30,
	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$10,093,295	$10,347,387	$29,137,009	$28,235,236
Interest on investment securities	49,263	43,218	139,403	146,793
Interest on federal funds sold	10,598	2,959	50,599	27,242
Dividends on equity securities	37,499	30,054	120,947	77,306
Interest on other bank accounts	1,624	1,597	2,728	3,486

Total interest income	10,192,279	10,425,215	29,450,686	28,490,063

Interest expense:
Interest on deposits	1,541,184	1,827,209	4,873,947	5,592,156
Interest on trust preferred subordinated debt	124,200	124,200	369,900	369,900
Interest on borrowings	25,666	191,086	67,759	616,847

Total interest expense	1,691,050	2,142,495	5,311,606	6,578,903

Net interest income	8,501,229	8,282,720	24,139,080	21,911,160

Provision for loan losses	1,738,821	3,000,992	3,839,971	5,833,810

Net interest income after provision for loan losses	6,762,408	5,281,728	20,299,109	16,077,350

Non-interest income:
Mortgage banking income	15,014,519	16,468,250	35,223,779	35,168,266
Service charges and fees	401,035	398,367	1,212,184	1,221,723
Investment and insurance commissions	65,298	74,299	237,003	216,204
Other	722,784	209,207	1,148,556	610,902

Total noninterest income	16,203,636	17,150,123	37,821,522	37,217,095

Non-interest expenses:
Personnel Expense	13,649,143	$14,331,717	33,696,940	32,575,666
Loan expense	1,730,472	1,559,180	4,568,811	3,889,493
Occupancy and equipment expenses	1,492,494	1,406,740	4,265,407	3,688,504
Marketing expense	413,842	318,456	1,117,870	817,704
Data processing	305,063	219,226	888,911	637,295
Professional fees	347,355	193,101	729,811	534,946
FDIC insurance	75,669	261,539	581,573	768,613
Foreclosed property expense	255,391	144,404	291,989	392,737
Other	1,501,983	1,049,097	3,817,731	3,000,188

Total noninterest expenses	19,771,412	19,483,460	49,959,043	46,305,146

Income before income taxes	3,194,632	2,948,391	8,161,588	6,989,299

Income tax provision	(969,166)	(1,341,006)	(2,650,097)	(2,660,037)

Net income	2,225,466	1,607,385	5,511,491	4,329,262

Less: Net income attributable to noncontrolling interests	(88,236)	(95,659)	(339,913)	(144,811)

Net income attributable to Monarch Financial Holdings, Inc.	$2,137,230	$1,511,726	$5,171,578	$4,184,451

Preferred stock dividend and accretion of discount	(390,000)	(390,000)	(1,170,000)	(1,170,000)

Net income available to common stockholders	$1,747,230	$1,121,726	$4,001,578	$3,014,451

Basic net income per share	$0.29	$0.20	$0.67	$0.53
Diluted net income per share	$0.25	$0.19	$0.60	$0.52

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(unaudited)

	Common Stock		Additional Paid-In Capital	Preferred Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balance—December 31, 2009	5,865,534	$29,327,670	$22,383,274	$4,000,000	$12,360,292	$(162,939)	$106,857	$68,015,154
Comprehensive income:
Net income for nine months ended September 30, 2010					4,184,451		144,811	4,329,262
Unrealized loss on interest rate swap, net of income taxes						(358,243)		(358,243)
Unrealized gain on securities available-for-sale, net of reclassification adjustment and income taxes						64,730		64,730

Total comprehensive income								4,035,749

Stock-based compensation expense, net of forfeitures and income taxes	9,500	47,500	219,666					267,166
Stock options exercised	29,105	145,525	38,218					183,743
Cash dividend declared on series B noncumulative perpetual preferred stock (7.8%)					(1,170,000)			(1,170,000)
Cash dividend declared on common. stock ($0.07 per share)					(411,287)			(411,287)
Redemption of warrants on series Acumulative perpetual preferred stock			(260,000)					(260,000)
Contributions from noncontrolling interests							36,750	36,750
Distributions to noncontrolling interests							(167,480)	(167,480)

Balance—September 30, 2010	5,904,139	$29,520,695	$22,381,158	$4,000,000	$14,963,456	$(456,452)	$120,938	$70,529,795

Balance—December 31, 2010	5,969,039	$29,845,195	$22,131,351	$4,000,000	$15,925,106	$(333,247)	$165,092	$71,733,497
Comprehensive income:
Net income for nine months ended
September 30, 2011					5,171,578		339,913	5,511,491
Unrealized loss on interest rate swap, net of income taxes						(89,385)		(89,385)
Unrealized gains on securities available-for-sale, net of reclassification adjustment and income taxes						21,377		21,377

Total comprehensive income								5,443,483

Stock-based compensation expense, net of forfeitures and income taxes	(21,200)	(106,000)	326,591					220,591
Cash dividend declared on series B noncumulative perpetual preferred stock (7.8%)					(1,170,000)			(1,170,000)
Cash dividend declared on common. stock ($0.08 per share)					(477,227)			(477,227)
Common stock repurchases	(1,700)	(8,500)	(2,781)					(11,281)
Contributions from noncontrolling interests							490,000	490,000
Distributions to noncontrolling interests							(381,408)	(381,408)

Balance—September 30, 2011	5,946,139	$29,730,695	$22,455,161	$4,000,000	$19,449,457	$(401,255)	$613,597	$75,847,655

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (Continued)

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	9 Months Ended September 30,
	2011	2010
Operating activities:
Net income	$5,171,578	$4,184,451
Adjustments to reconcile to net cash from operating activities:
Provision for loan losses	3,839,971	5,833,810
Depreciation	1,239,195	993,225
Accretion of discounts and amortization of premiums, net	19,410	16,551
Deferral of loan costs, net of deferred fees	46,800	288,708
Amortization of intangible assets	133,929	133,929
Stock-based compensation	220,591	267,166
Appreciation of bank-owned life insurance	(207,403)	(215,403)
Loss (gain) from rate lock commitments	377,540	(205,864)
Net (gain) loss on disposition of property and equipment	(19,892)	777
Net loss on sale of other real estate	97,874	199,377
Amortization of deferred gain	(122,590)	(122,589)
Changes in:
Loans held for sale	16,811,222	(158,805,592)
Interest receivable	58,304	(255,250)
Other assets	(1,404,066)	(1,446,379)
Other liabilities	3,483,010	3,409,747

Net cash used in operating activities	29,745,473	(145,723,336)

Investing activities:
Purchases of available-for-sale securities	(77,255,763)	(4,276,732)
Proceeds from sales and maturities of available-for-sale securities	86,092,015	3,650,014
Proceeds from sale of other real estate	3,098,192	2,931,265
Proceeds from sale of assets	20,200	—
Proceeds from bank owned life insurance	1,077,632	—
Reduction in bank owned life insurance	(656,622)	—
Purchases of premises and equipment	(3,523,530)	(10,885,480)
Purchase of restricted equity securities, net of redemptions	2,515,150	(1,684,450)
Loan originations, net of principal repayments	(43,548,552)	(32,109,438)

Net cash used in investing activities	(32,181,278)	(42,374,821)

Financing activities:
Net increase in noninterest-bearing deposits	27,826,427	19,662,058
Net (decrease) increase in interest-bearing deposits	(15,936,081)	115,330,499
Cash dividends paid on preferred stock	(1,170,000)	(1,170,000)
Cash dividends paid on common stock	(477,227)	(411,287)
Net increase (decrease) of FHLB advances and federal funds purchased	(5,881,781)	45,160,916
Contributions from noncontrolling interests	490,000	36,750
Distributions to noncontrolling interests	(381,408)	(167,480)
Redemption of stock warrants	—	(260,000)
Proceeds from issuance of common stock, net of issuance costs	—	183,743
Repurchase of common stock, net of repurchase costs	(11,281)	—

Net cash from financing activities	4,458,649	178,365,199

CHANGE IN CASH AND CASH EQUIVALENTS	2,022,844	(9,732,958)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	27,375,747	34,351,240

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,398,591	$24,618,282

SUPPLEMENTAL SCHEDULES AND CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and other borrowings	$5,355,448	$6,437,064
Income taxes	$1,408,372	$1,727,988
Loans transferred to foreclosed real estate during the year	$3,459,892	$4,013,750
Loans to facilitate sale of real estate	$—	$735,057
Unrealized gain on securities available for sale, net	$21,377	$64,730
Unrealized gain (loss) on interest rate swap, net	$(89,385)	$(358,243)

The accompanying notes are an integral part of the consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly Monarch Financial Holdings, Inc.’s financial position as of September 30, 2011; the consolidated statements of income for the three and nine months ended September 30, 2011 and 2010; the consolidated statements of changes in stockholders’ equity and comprehensive income for the nine months ended September 30, 2011 and 2010; and the consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. The financial statements include the accounts of Monarch Financial Holdings, Inc. and its subsidiaries, and all significant intercompany accounts and transactions have been eliminated. Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. Certain prior year amounts have been reclassified to conform to current year presentations.

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

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310)—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures will be required for periods beginning on or after December 15, 2010. We have included the required disclosures in our consolidated financial statements.

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

In December 2010, the FASB issued ASU 2010-28, “Intangible – Goodwill and Other (Topic 350) -When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

The Securities Exchange Commission (SEC) has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting”, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. We complied with this Rule beginning with the filing of the June 30, 2011 Form 10-Q.

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

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. We have adopted ASU 2011-02 and included the required disclosures in our consolidated financial statements.

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

In August 2011, the SEC issued Final Rule No. 33-9250, “Technical Amendments to Commission Rules and Forms related to the FASB’s Accounting Standards Codification.” The SEC has adopted technical amendments to various rules and forms under the Securities Act of 1933, the Securities Exchange Act of 1934, and the Investment Company Act of 1940. These revisions were necessary to conform those rules and forms to the FASB Accounting Standards Codification. The technical amendments include revision of certain rules in Regulation S-X, certain items in Regulation S-K, and various rules and forms prescribed under the Securities Act, Exchange Act and Investment Company Act. The Release was effective as of August 12, 2011. The adoption of the release did not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangible – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. We are currently assessing the impact that ASU 2011-08 will have on our consolidated financial statements.

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

In June 2007, we announced the expansion of our mortgage operations through the acquisition of a team of experienced mortgage bankers, and our mortgage division began operating as Monarch Mortgage (MM). MM originates and sells conventional, FHA, VA and VHDA residential loans and offers additional mortgage products such as construction-permanent loans for Monarch Bank’s loan portfolio. Their primary office is in Virginia Beach with additional offices in Chesapeake, Norfolk, Richmond, Midlothian, Manassas, Fairfax, Fredericksburg, Woodbridge, Alexandria, Oakton and Reston, Virginia, Rockville, Waldorf, Crofton, Bowie, Towson, Gaithersburg and Greenbelt, Maryland and Kitty Hawk, Wilmington, Mooresville, Southport and Charlotte, North Carolina, and Greenwood, South Carolina.

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

In March 2011, Monarch Investment, LLC, formed Crossways Holdings, LLC, in Chesapeake, Virginia. Crossways Holdings, LLC is a single member limited liability company, formed for the purpose of acquiring, maintaining, utilizing and disposing of assets for Monarch Bank.

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

	3 months ended September 30,
	2011	2010
Net income	$2,137,230	$1,511,726
Less: non-cumulative perpetual preferred dividend	(390,000)	(390,000)

Net income (numerator, basic)	1,747,230	1,121,726
Weighted average shares outstanding (denominator)	5,953,747	5,714,690

Income per common share—basic	$0.29	$0.20

Net income	$2,137,230	$1,511,726
Less: non-cumulative perpetual preferred dividend	—	(390,000)

Net income (numerator, diluted)	$2,137,230	1,121,726
Weighted average shares—diluted (denominator)	8,657,230	5,798,168

Income per common share—diluted	$0.25	$0.19

Dilutive effect-average number of common shares	203,483	83,478
Dilutive effect-average number of convertible non-cumulative perpetual preferred, if converted	2,500,000	—

Dilutive effect-average number of shares	2,703,483	83,478

	9 months ended September 30,
	2011	2010
Net income	$5,171,578	$4,184,451
Less: non-cumulative perpetual preferred dividend	(1,170,000)	(1,170,000)

Net income (numerator, basic)	4,001,578	3,014,451
Weighted average shares outstanding (denominator)	5,962,559	5,706,687

Income per common share—basic	$0.67	$0.53

Net income	$5,171,578	$4,184,451
Less: non-cumulative perpetual preferred dividend	—	(1,170,000)

Net income (numerator, diluted)	$5,171,578	3,014,451
Weighted average shares—diluted (denominator)	8,670,440	5,785,086

Income per common share—diluted	$0.60	$0.52

Dilutive effect-average number of common shares	207,881	78,399

Dilutive effect-average number of convertible non-cumulative perpetual preferred, if converted	2,500,000	—

Dilutive effect-average number of shares	2,707,881	78,399

For the three and nine months ended September 30, 2011 and 2010, average options to purchase 145,320 and 155,056 shares, respectively, were not included in the computation of earnings per common share, because they were anti-dilutive.

800,000 shares of non-cumulative perpetual preferred stock, which are each convertible to 3.125 shares of common stock, are included in the denominator of our diluted earnings per share calculation at the converted value of 2,500,000 shares for the three and nine months ended September 30, 2011. Additionally, for the three and nine months ended September 30, 2011, the non-cumulative perpetual preferred dividend paid on our preferred shares has been excluded from the numerator. This represents a change from the calculation method used in the three and nine months ended September 30, 2010 when the converted value of our non-cumulative perpetual preferred stock was not included in the calculation but the associated dividends were subtracted from earnings.

NOTE 4. INVESTMENT SECURITIES

Securities available-for-sale consists of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2011
U.S. government agency obligations	$7,063,239	$70,633	$—	$7,133,872
Mortgage-backed securities	310,922	17,139	—	328,061
Municipal securities	755,015	54,108	—	809,123
Corporate debt securities	500,000	7,390	—	507,390

	$8,629,176	$149,270	$—	$8,778,446

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2010
U.S. government agency obligations	$16,581,900	$85,272	$—	$16,667,172
Mortgage-backed securities	402,937	16,404	—	419,341
Municipal securities	—	—	—	—
Corporate debt securities	500,000	15,205	—	515,205

	$17,484,837	$116,881	$—	$17,601,718

No held-to-maturity securities existed at September 30, 2011 or December 31, 2010.

The amortized cost and fair value of securities by contractual maturity date at September 30, 2011 are as follows:

Securities available-for-sale:	Amortized Cost	Fair Value

Due in one year or less	$2,001,753	$2,008,390
Due from one to five years	5,671,155	5,749,111
Due from five to ten years	—	—
Due after ten years	956,268	1,020,945

Total	$8,629,176	$8,778,446

There are no investments in our securities portfolio that have been in a continuous unrealized loss position for more than 12 months. We have the ability to carry unrealized losses in our securities portfolio to the final maturity of the instruments. Other-than-temporarily impaired (“OTTI”) guidance for investments state that an impairment is other-than-temporary if any of the following conditions exists: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or, the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into a credit portion to be recognized in earnings and the remaining amount relating to all other factors recognized as other comprehensive loss. Based on this guidance, there were no securities considered OTTI at September 30, 2011 or December 31, 2010 and there were no losses related to OTTI recognized in accumulated other comprehensive income at September 30, 2011 or December 31, 2010.

NOTE 5. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSS

The following table provides a breakdown, by class or segment of our loans held for investment at September 30, 2011 and December 31, 2010.

Loans held for Investment

	September 30, 2011	December 31, 2010
Commercial	$103,531,972	$86,633,856
Real estate
Construction	126,730,240	119,881,034
Residential (1-4 family)	80,124,438	84,822,652
Home equity lines	77,151,095	81,013,642
Multifamily	26,275,102	20,959,832
Commercial	177,698,214	162,541,959

Real estate subtotal	487,979,089	469,219,119

Consumers
Consumer and installment loans	4,744,807	2,937,347
Overdraft protection loans	112,991	66,647

Loans to individuals subtotal	4,857,798	3,003,994

Total gross loans	596,368,859	558,856,969
Allowance for loan losses	(10,301,000)	(9,037,800)

Loans net of allowance for loan losses	586,067,859	549,819,169

Unamortized loan costs, net of deferred fees	(35,543)	11,258

Total net loans	$586,032,316	$549,830,427

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation or sale of the income producing property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type. This diversity helps reduce our exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on purpose, collateral, geography, cash flow, loan to value and risk grade criteria. As a general rule, we avoid financing special purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At September 30, 2011, approximately 53% and at December 31, 2010, approximately 58% of the outstanding principal balance of our commercial real estate loans portfolio was secured by owner-occupied properties.

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

We generally require multifamily real estate loan borrowers to have an existing relationship with the Company, a proven record of success and guarantor financial strength, commensurate with the project size. The underlying feasibility of a multifamily project is stress tested for sensitivity to both capitalization and interest rate changes. Each project is underwritten separately and additional underwriting standards are required for the guarantors, which include, but are not limited to, a maximum loan-to-value percentage, global cash flow analysis and contingent liability analysis. Sources of repayment for these types of loans may be rent rolls or sales of the developed property, either by unit or as a whole.

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

We perform periodic reviews on various segments of our loan portfolio in addition to presenting our larger loan relationships for loan committee review. We utilize an independent company to perform a periodic review to evaluate and validate our credit risk program. Results of these reviews are presented to management and our board. Additionally, we are subject to annual examination by our regulators. We were most recently examined by the Federal Reserve Bank of Richmond in the fourth quarter of 2010. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as our policies and procedures.

We have an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. Loans within our portfolio are divided into three distinct categories; commercial, real estate, and consumer. Loans within the commercial and real estate categories are evaluated on an individual or relationship basis and assigned a risk grade based on the characteristics of the loan or relationship. Loans within the consumer categories are assigned risk grades and evaluated as a pool, unless specifically identified through delinquency or other signs of credit deterioration, at which time the identified loan would be individually evaluated.

We designate loans within our loans held for investment portfolio as either “satisfactory” or “watch list” based on nine numerical risk grades which are assigned to the loans. These numeric designations represent, from best to worst: minimal, modest, average, acceptable, acceptable with care, special mention, substandard, doubtful and loss. Some special mention and all substandard, doubtful and loss risk grades are watch list.

A loan risk graded as loss is generally charged-off when identified. A loan risk graded as doubtful is considered watch list and classified as nonaccrual. We did not have any loans in our portfolio classified as doubtful or loss on September 30, 2011 or December 31, 2010. Some special mention loans and all substandard loans are considered watch list risk grades and may or may not be classified as nonaccrual, based on current performance. Watch list graded loans or relationships are evaluated individually to determine if all, or a portion of our investment in the borrower, is at risk. If a risk is quantified, a specific loss allowance is assigned to the identified loan or relationship. We evaluate our investment in the borrower using either the present value of expected future cash flows, discounted at the historical effective interest rate of the loan, or for a collateral-dependent loan, the fair value of the underlying collateral. Special mention loans, which do not appear to be impaired, are included in the “satisfactory” risk grade groups.

Beginning with the quarter ended June 30, 2011, we changed the methodology to improve the measurement of additional risk inherent in our satisfactory risk grade groups, which would be included in our allowance for loan losses. Under the new methodology, the loans within this group are evaluated on a pool basis by loan class which is further delineated by purpose. Each pool is assigned an expected loss factor which is based on a three-year moving average “look-back” at our historical losses for that particular pool. We believe this change in methodology provides a more accurate evaluation of the potential risk in our portfolio because the additional delineation by purpose establishes a stronger focus on areas of weakness and strength within the portfolio.

Prior to the quarter ended June 30, 2011, satisfactory loans were evaluated for loss based on risk rating. Loans with a risk rating of modest to acceptable with care, along with the special mention loans having lower risk profiles, were assigned an expected loss factor. The loss factor, which was multiplied by the outstanding principal within each risk grade to arrive at an overall loss estimate, was based on a three-year moving average “look-back” at our historical losses for the entire portfolio.

Additional metrics, in the form of environmental risk factors, may be applied to a specific class or risk grade of loans within the portfolio based on local or national trends, identifiable events or other economic factors. Although, environmental risk factors were applied to both periods presented, the methodology changed between periods.

At June 30, 2011, we expanded and redefined our environmental risk factors to include two subsections; external and internal. External factors, which are conditions beyond our control that could impact our portfolio, include legal and regulatory requirements and changes in international, national, regional and local economic conditions. An external risk allowance was applied to all loan classes at September 30, 2011. Internal factors, which are changes within our organization that could impact our loan portfolio, are broken down into five areas: changes in lending policies and procedures; changes in nature, volume, and terms within a given loan class or group; changes in management; changes in loan quality; and changes in concentrations. A numerical risk factor associated with changes in lending policies and procedures, changes in management, changes in loan quality, and changes in concentrations was applied to each pool within our portfolio based on its characteristics. Additionally, a risk factor associated with changes in nature, volume and terms was applied to those loan pools which are experiencing more growth.

At December 31, 2010, four environmental factors were applied to the general risk grade groups. The first environmental factor was applied to our real estate construction loans due to the concentration in our portfolio. The second environmental factor was applied to our home equity lines based on delinquency rates. The third environmental factor was applied to all satisfactory loans based on economic conditions, including local unemployment and gross regional product. The final environmental factor was applied to all satisfactory loans based on trends in our nonperforming assets. The assumptions used to determine the allowance are reviewed to ensure that their theoretical foundation, data integrity, computational processes, and reporting practices are appropriate and properly documented.

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

The following table represents the effect on the current period provision of the changes in methodology from that used in prior periods.

September 30, 2011	Calculated Provision Based on New Methodology	Calculated Provision Based on Prior Methodology	Difference

Commercial	$1,052,773	$1,261,213	$(208,440)
Real estate
Construction	820,523	512,095	308,428
Residential (1-4 family)	505,346	296,339	209,007
Home equity lines	757,076	122,594	634,482
Multifamily	111,017	223,752	(112,735)
Commercial	438,138	1,186,170	(748,032)

Real estate subtotal	2,632,100	2,340,950	291,150
Consumers
Consumer and installment loans	(55,332)	(56,082)	750
Overdraft protection loans	1,520	4,172	(2,652)

Loans to individuals subtotal	(53,812)	(51,910)	(1,902)
Unallocated	208,910	289,718	(80,808)

Total provision for loan losses	$3,839,971	$3,839,971	$—

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

The following table segregates our portfolio between satisfactory and watch list loans, delineated by category, within our loan portfolio for September 30, 2011 and December 31, 2010.

	September 30, 2011
	Satisfactory	Watchlist	Total	Weighted Average Risk Grade
Commercial	$96,644,200	$6,887,772	$103,531,972	4.10
Real estate
Construction	110,426,346	16,303,894	126,730,240	4.14
Residential (1-4 family)	69,890,013	10,234,425	80,124,438	4.47
Home equity lines	74,932,741	2,218,354	77,151,095	4.13
Multifamily	23,957,690	2,317,412	26,275,102	3.84
Commercial	171,917,902	5,780,312	177,698,214	4.12

Real estate subtotal	451,124,692	36,854,397	487,979,089	4.17

Consumers
Consumer and installment loans	4,721,005	23,802	4,744,807	3.57
Overdraft protection loans	111,521	1,470	112,991	4.06

Loans to individuals subtotal	4,832,526	25,272	4,857,798	3.58

Total gross loans	$552,601,418	$43,767,441	$596,368,859	4.15

	December 31, 2010
	Satisfactory	Watchlist	Total	Weighted Average Risk Grade
Commercial	$76,751,687	$9,882,169	$86,633,856	4.14
Real estate
Construction	95,236,104	24,644,930	119,881,034	4.39
Residential (1-4 family)	68,184,218	16,638,434	84,822,652	4.58
Home equity lines	75,470,348	5,543,294	81,013,642	4.19
Multifamily	17,403,263	3,556,569	20,959,832	3.65
Com Real estate subtotal	157,903,052	4,638,907	162,541,959	3.93

	414,196,985	55,022,134	469,219,119	4.20

Consumers
Consumer and installment loans	2,706,795	230,552	2,937,347	4.04
Ove Loans to individuals subtotal	59,637	7,010	66,647	4.00

	2,766,432	237,562	3,003,994	4.04

Total gross loans	$493,715,104	$65,141,865	$558,856,969	4.19

An aging of our loan portfolio by class as of September 30, 2011 and December 31, 2010 is as follows:

	Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Recorded Investment > 90 days and Accruing	Recorded Investment Nonaccrual Loans

September 30, 2011
Commercial	$460,923	$1,009,575	$1,958,471	$3,428,969	$100,103,003	$75,483	$1,882,988
Real estate
Construction	—	—	437,320	437,320	126,292,920	—	437,320
Residential (1-4 family)	66,854	630,490	1,965,349	2,662,693	77,461,745	—	2,568,209
Home equity lines	109,851	1,601,816	—	1,711,667	75,439,428	—	957,549
Multifamily	—	—	—	—	26,275,102	—	—
Commercial	425,390	343,597	—	768,987	176,929,227	—	276,361

Real estate subtotal	602,095	2,575,903	2,402,669	5,580,667	482,398,422	—	4,239,439

Consumers
Consumer and installment loans	69,510	9,257	—	78,767	4,666,040	—	22,842
Overdraft protection loans	—	—	1,470	1,470	111,521	—	1,470

Loans to individuals subtotal	69,510	9,257	1,470	80,237	4,777,561	—	24,312

Total gross loans	1,132,528	3,594,735	4,362,610	9,089,873	587,278,986	75,483	6,146,739

December 31, 2010
Commercial:	$231,500	$446,484	$1,284,790	$1,962,774	$84,671,082	$270,728	$1,575,207
Real estate
Construction	—	—	1,998,424	1,998,424	117,882,610	240,672	1,757,752
Residential (1-4 family)	333,562	—	2,274,052	2,607,614	82,215,038	418,608	3,620,443
Home equity lines	265,139	1,477,353	437,542	2,180,034	78,833,608	179,992	757,585
Multifamily	—	—	—	—	20,959,832	—	—
Commercial	114,925	—	—	114,925	162,427,034	—	178,941

Real estate subtotal	713,626	1,477,353	4,710,018	6,900,997	462,318,122	839,272	6,314,721

Consumers
Consumer and installment loans	159,755	—	20,816	180,571	2,756,776	20,816	—
Overdraft protection loans	—	—	—	—	66,647	—	—

Loans to individuals subtotal	159,755	—	20,816	180,571	2,823,423	20,816	—

Total gross loans	1,104,881	1,923,837	6,015,624	9,044,342	549,812,627	1,130,816	7,889,928

The column “recorded investment nonaccrual loans”, in the Age Analysis table above, includes nonaccrual loans totaling $6,038,879 and $7,583,305, and restructured loans totaling $107,860 and $306,623, at September 30, 2011 and December 31, 2010, respectively.

Non-performing assets as of September 30, 2011 and December 31, 2010 are as follows:

	NON-PERFORMING ASSETS

	Non-Performing Loans
	Over 90 Days and Accruing	Nonaccrual Loans	Restructured Loans	Non-Performing Loans	Other Real Estate Owned	Total Non-Peforming Assets
September 30, 2011
Commercial	$75,483	$1,882,988	$—	$1,958,471	$—	$1,958,471
Real estate
Construction	—	437,320	—	437,320	80,000	517,320
Residential (1-4 family)	—	2,460,349	107,860	2,568,209	1,946,400	4,514,609
Home equity lines	—	957,549	—	957,549	—	957,549
Multifamily	—	—	—	—	—	—
Commercial	—	276,361	—	276,361	80,000	356,361
Consumers
Consumer and installment loans	—	22,842	—	22,842	—	22,842
Overdraft protection loans	—	1,470	—	1,470	—	1,470

Total	$75,483	$6,038,879	$107,860	$6,222,222	$2,106,400	$8,328,622

December 31, 2010
Commercial	$270,728	$1,393,207	$182,000	$1,845,935	$—	$1,845,935
Real estate
Construction	240,672	1,757,752	—	1,998,424	1,190,000	3,188,424
Residential (1-4 family)	418,608	3,495,820	124,623	4,039,051	554,700	4,593,751
Home equity lines	179,992	757,585	—	937,577	—	937,577
Multifamily	—	—	—	—	—	—
Commercial	—	178,941	—	178,941	—	178,941
Consumers
Consumer and installment loans	20,816	—	—	20,816	—	20,816
Overdraft protection loans	—	—	—	—	—	—

Total	$1,130,816	$7,583,305	$306,623	$9,020,744	$1,744,700	$10,765,444

	September 30, 2011	December 31, 2010
Asset Quality Ratios:
Nonperforming loans to period end loans	1.04%	1.61%
Nonperforming assets to period end assets	0.99%	1.30%
Allowance for loan losses to nonperforming loans	165.55%	100.19%

We currently have one residential 1-4 family, loan classified as a restructured loan. We have not restructured any loans in either the quarter ended or the first nine months of 2011. We have not had any defaults on restructured loans within twelve months of restructuring, during either the quarter or the first nine months ended September 30, 2011.

Additional information on restructured loans in our portfolio as of September 30, 2011 is as follows:

Trouble Debt Restructurings

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Quarter Ended September 30, 2011	None	—	—

Nine Months Ended September 30, 2011	None	—	—

Troubled Debt Restructurings That Subsequently Defaulted

	Number of Contracts	Recorded Investment
Quarter Ended September 30, 2011	None	—

Nine Months Ended September 30, 2011	None	—

A summary of the activity in the allowance for loan losses account is as follows:

Allocation of the Allowance for Loan Losses

		Real Estate
September 30, 2011	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for credit losses:
Beginning balance	$919,774	$1,931,797	$2,114,094	$2,443,275	$146,923	$1,308,073
Charge-offs	(74,870)	(798,943)	(641,952)	(1,576,790)	—	—
Recoveries	14,773	1,750	182,169	306,471	—	10
Provision	1,261,213	512,095	296,339	122,594	223,752	1,186,170
Reallocation of allowance	(208,440)	308,428	209,007	634,482	(112,735)	(748,032)

Ending balance	$1,912,450	$1,955,127	$2,159,657	$1,930,032	$257,940	$1,746,221

Ending balance
Individually evaluated for impairment	$1,339,968	$720,637	$1,386,976	$649,419	$181,275	$1,107,216
Collectively evaluated for impairment	572,482	1,234,490	772,681	1,280,613	76,665	639,005
Loan acquired with detriorated credit quality	—	—	—	—	—	—

Financing receivables:
Ending balance	$103,531,972	$126,730,240	$80,124,438	$77,151,095	$26,275,102	$177,698,214

Ending balance: individually evaluated for impairment	7,691,892	16,392,775	10,234,425	2,218,354	2,317,412	6,056,672
Ending balance: collectively evaluated for impairment	95,840,080	110,337,465	69,890,013	74,932,741	23,957,690	171,641,542

	Consumers
	Consumer and Installment loans	Overdraft Protection	Unallocated	Total
Allowance for credit losses:
Beginning balance	$84,384	$466	$89,014	$9,037,800
Charge-offs	—	—	—	(3,092,555)
Recoveries	8,833	1,778	—	515,784
Provision	(56,082)	4,172	289,718	3,839,971
Reallocation of allowance	750	(2,652)	(80,808)	—

Ending balance	$37,885	$3,764	$297,924	$10,301,000

Ending balance
Individually evaluated for impairment	$2,842	$1,470	$—	$5,389,803
Collectively evaluated for impairment	35,043	2,294	297,924	4,911,197
Loan acquired with detriorated credit quality	—	—	—	—

Financing receivables:
Ending balance	$4,744,807	$112,991	$—	$596,368,859

Ending balance: individually evaluated for impairment	23,802	1,470	—	44,936,802
Ending balance: collectively evaluated for impairment	4,721,005	111,521	—	551,432,057

		Real Estate
December 31, 2010	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for credit losses:
Beginning balance	$742,206	$3,623,237	$1,746,390	$2,521,078	$37,047	$607,279
Charge-offs	(303,881)	(3,903,040)	(1,842,885)	(2,887,006)	—	(195,000)
Recoveries	74,386	11,225	10,256	142,308	—	29,427
Provision	407,063	2,200,375	2,200,333	2,666,895	109,876	866,367

Ending balance	$919,774	$1,931,797	$2,114,094	$2,443,275	$146,923	$1,308,073

Ending balance
Individually evaluated for impairment	$352,200	$1,200,197	$1,615,621	$1,859,370	$—	$220,726
Collectively evaluated for impairment	567,574	731,600	498,473	583,905	146,923	1,087,347
Loan acquired with detriorated credit quality	—	—	—	—	—	—

Financing receivables:
Ending balance	$86,633,856	$119,881,034	$84,822,652	$81,013,642	$20,959,832	$162,541,959

Ending balance: individually evaluated for impairment	2,439,251	23,808,720	13,132,292	3,974,969	—	3,293,837
Ending balance: collectively evaluated for impairment	84,194,605	96,072,314	71,690,360	77,038,673	20,959,832	159,248,122

	Consumers
	Consumer and Installment loans	Overdraft Protection	Unallocated	Total
Allowance for credit losses:
Beginning balance	$22,579	$184	$—	$9,300,000
Charge-offs	(38,221)	(1,000)	—	(9,171,033)
Recoveries	575	1,364	—	269,541
Provision	99,451	(82)	89,014	8,639,292

Ending balance	$84,384	$466	$89,014	$9,037,800

Ending balance
Individually evaluated for impairment	$65,061	$—		$5,313,175
Collectively evaluated for impairment	19,323	466	89,014	3,724,625
Loan acquired with detriorated credit quality	—	—	—	—

Financing receivables:
Ending balance	$2,937,347	$66,647	$—	$558,856,969

Ending balance: individually evaluated for impairment	179,994	—	—	46,829,063
Ending balance: collectively evaluated for impairment	2,757,353	66,647		512,027,906

A loan is considered impaired when, based on current information and events; it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. In addition to loans 90 days past due and still accruing, nonaccrual loans and restructured loans, all loans risk graded doubtful or substandard qualify, by definition, as impaired. The following table sets forth our impaired loans at September 30, 2011 and December 31, 2010.

Impaired Loans

	With No Related Allowance
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
September 30, 2011
Commercial	$1,995,210	$1,995,210	$2,010,295	$82,307
Real estate
Construction	7,493,855	7,493,855	7,651,382	320,303
Residential (1-4 family)	2,589,779	2,589,779	2,641,432	138,009
Home equity lines	683,220	683,220	683,378	27,777
Multifamily	830,137	830,136	838,326	48,444
Commercial	2,821,688	2,821,688	2,750,809	134,371
Consumers
Consumer and installment loans	—	—	—	—
Overdraft protection loans	—	—	—	—

Total	$16,413,889	$16,413,888	$16,575,622	$751,211

December 31, 2010
Commercial	$1,376,790	$1,447,373	$731,937	$51,131
Real estate
Construction	2,522,200	4,152,564	5,198,112	234,684
Residential (1-4 family)	3,516,555	4,185,054	2,537,481	112,580
Home equity lines	437,442	644,992	807,606	13,786
Multifamily	—	—	—	—
Commercial	178,941	223,941	267,766	20,170
Consumers
Consumer and installment loans	20,816	20,816	14,210	1,941
Overdraft protection loans	—	—	—	—

Total	$8,052,744	$10,674,740	$9,557,112	$434,292

	With Related Allowance
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2011
Commercial	$5,696,682	$5,696,682	$1,339,968	$4,442,967	$188,733
Real estate
Construction	8,898,920	11,795,681	720,637	8,988,819	500,743
Residential (1-4 family)	7,644,646	8,116,145	1,386,976	7,848,216	300,422
Home equity lines	1,535,134	1,762,684	649,419	1,535,789	41,553
Multifamily	1,487,275	1,487,275	181,275	1,495,918	88,652
Commercial	3,234,984	7,563,716	1,107,216	3,278,284	397,935
Consumers
Consumer and installment loans	23,802	23,802	2,842	26,442	2,156
Overdraft protection loans	1,470	1,470	1,470	6,807	519

Total	$28,522,913	$36,447,455	$5,389,803	$27,623,242	$1,520,713

December 31, 2010
Commercial	$965,144	$969,144	$352,200	$588,758	$79,435
Real estate
Construction	7,291,850	7,410,900	1,200,197	7,589,440	427,378
Residential (1-4 family)	8,887,047	8,887,047	1,615,621	8,661,283	453,452
Home equity lines	3,327,535	3,347,535	1,859,370	3,084,212	106,631
Multifamily	—	—	—	—	—
Commercial	1,411,215	1,411,215	220,726	1,421,195	393,647
Consumers
Consumer and installment loans	147,554	147,554	65,061	73,777	905
Overdraft protection loans	—	—	—	—	—

Total	$22,030,345	$22,173,395	$5,313,175	$21,418,665	$1,461,448

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

The following table presents our assets and liabilities related to continuing operations, which are measured at fair value on a recurring basis for each of the fair value hierarchy levels, as of September 30, 2011 and December 31, 2010:

	Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Assets at September 30, 2011
Investment securities—available for sale
U.S. government agency obligations	$7,133,872	$—	$7,133,872	$—
Mortgage-backed securities	328,061	—	328,061	—
Municipal securities	809,123	—	809,123	—
Corporate debt securities	507,390	—	507,390	—
Loans held for sale	158,577,134	—	158,577,134	—
Rate lock commitments, net	125,846	—	—	125,846

Total Assets	$167,481,426	$—	$167,355,580	$125,846

Derivative financial liability	$768,883	$—	$768,883	$—

Assets at December 31, 2010
Investment securities—available for sale
U.S. government agency obligations	$16,667,172	$—	$16,667,172	$—
Mortgage-backed securities	419,341	—	419,341	—
Municipal securities	—	—	—	—
Corporate debt securities	515,205	—	515,205	—
Loans held for sale	175,388,356	—	175,388,356	—
Rate lock commitments, net	503,386	—	—	503,386

Total Assets	$193,493,460	$—	$192,990,074	$503,386

Derivative financial liability	$621,800	$—	$621,800	$—

The changes in rate lock commitments (Level 3 assets) measured at fair value on a recurring basis are summarized below as:

	2011	2010
Balance, July 1	$251,693	$698,519
Issuances and settlements, net	(251,693)	(698,519)
Unrealized gain included in earnings	125,846	1,010,104

Balance, September 30	$125,846	$1,010,104

	2011	2010
Balance, January 1	$503,386	$804,240
Issuances and settlements, net	(503,386)	(804,240)
Unrealized gain included in earnings	125,846	1,010,104

Balance, September 30	$125,846	$1,010,104

The following table provides quantitative disclosures about the fair value measurements of our assets related to continuing operations which are measured at fair value on a nonrecurring basis as of September 30, 2011 and December 31, 2010.

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2011
Real estate owned	$2,106,400	$—	$2,106,400	$—
Restructured and impaired loans	23,133,110	—	39,546,999	—
At December 31, 2010
Real estate owned	$1,744,700	$—	$—	$1,744,700
Restructured and impaired loans	24,769,914	—	—	24,769,914

For the three months ended September 30, 2011, we had losses to report on sale of other real estate owned of $32,577. Year to date 2011, we reported gains on sale of other real estate owned of $43,506. For the three and nine months ended September 30, 2010, we recorded a loss on the sale of real estate owned of $97,381 and $147,422. Gains or losses on sale of other real estate owned are included in foreclosed property expense within noninterest expense in the periods indicated.

At the time a loan secured by real estate becomes real estate owned we record the property at the lower of its carrying amount or fair value. Upon foreclosure and through liquidation, we evaluate the property’s fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. We had valuation adjustments related to other real estate owned of $141,380 for the three and nine months ended September 30, 2011, and $0 and $51,955 for the same periods in 2010, respectively. Adjustments, when necessary, are included in foreclosed property expense within noninterest expense in the periods indicated.

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

Derivative financial instruments. Derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date. Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction. Valuation adjustments may be made to reflect both our credit risk and the counterparties’ credit quality in determining the fair value of the derivative. Level 2 inputs for the valuations are limited to observable market prices for London Interbank Offered Rate (LIBOR) observable market prices for LIBOR swap rates, and three month LIBOR basis spreads at commonly quoted intervals. Our derivative financial liability consists of an interest rate swap that qualifies as a cash flow hedge which had an unrealized loss of $768,883 at September 30, 2011 and $621,800 at December 31, 2010.

Fair Value of Financial Instruments

The following table presents the carrying amounts and fair value of our financial instruments at September 30, 2011 and December 31, 2010. GAAP defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than through a forced or liquidation sale for purposes of this disclosure. The carrying amounts in the table are included in the balance sheet under the indicated captions.

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$29,398,591	$29,398,591	$27,375,747	$27,375,747
Investment securities	8,778,446	8,778,446	17,601,718	17,601,718
Mortgage loans held for sale	158,577,134	158,577,134	175,388,356	175,388,356
Loans held for investment (net)	586,032,316	597,515,900	549,830,427	566,893,439
Accrued interest receivable	1,822,047	1,822,047	1,880,351	1,880,351
Restricted equity securities	6,177,300	6,177,300	8,692,450	8,692,450
Rate lock commitments, net	125,846	125,846	503,386	503,386

Financial Liabilities
Deposit liabilities	$717,551,923	$676,728,971	$705,661,577	$670,860,094
Total borrowings	34,400,420	34,224,101	40,282,201	40,145,059
Accrued interest payable	80,711	80,711	124,553	124,553
Derivative financial liability	768,883	768,883	621,800	621,800

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

NOTE 7. COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Components of other comprehensive income are unrealized gains and losses on available-for-sale securities and a derivative financial liability related to an interest rate swap. The following is a detail of comprehensive income for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,
	2011	2010
Net Income	$2,225,466	$1,607,385
Change in unrealized gains on securities available-for-sale, net of tax expense	10,830	4,472
Change in unrealized losses on a derivative financial liability, net of tax	(60,645)	(136,722)

Total comprehensive income	2,175,651	1,475,135
Less: Comprehensive income attributable to noncontrolling interests	(88,236)	(95,659)

Comprehensive income attributable to Monarch Financial Holdings, Inc.	$2,087,415	$1,379,476

Unrealized holding gains securities available for sale	$16,409	$6,775
Income tax expense	(5,579)	(2,303)

Net unrealized gains	$10,830	$4,472

	Nine months ended September 30,
	2011	2010
Net Income	$5,511,491	$4,329,262
Change in unrealized gains (losses) on securities available-for-sale, net of tax expense	21,377	64,730
Change in unrealized losses on a derivative financial liability, net of tax	(89,385)	(358,243)

Total comprehensive income	5,443,483	4,035,749
Less: Comprehensive income attributable to noncontrolling interests	(339,913)	(144,811)

Comprehensive income attributable to Monarch Financial Holdings, Inc.	$5,103,570	$3,890,938

Unrealized holding gains securities available for sale	$32,389	$98,075
Income tax expense	(11,012)	(33,345)

Net unrealized gains	$21,377	$64,730

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

At September 30, 2011, there were 227,747 options outstanding and exercisable. All options in the plan are fully vested and no additional options were granted in the periods covered. No options have been exercised in the first nine months of 2011. Forfeited options in the third quarter and first nine months were for 743 shares and 29,536 shares, respectively.

Compensation expense related to our restricted stock totaled $86,715 in the third quarter and $220,591 in the first nine months of 2011. Non-vested shares in restricted stock totaled 192,340 at September 30, 2011. These shares, which typically vest over a 60 month period, have remaining vesting periods of between 3 and 57 months with unrecognized remaining compensation expense of $797,061. We issued 2,500 shares and 6,500 shares of restricted stock in the third quarter and first nine months of

2011, respectively. Vested shares were 0 in the third quarter and 9,000 in the first nine months of 2011. Additionally, 2,000 shares issued at December 31, 2010 were canceled, and 21,200 shares were forfeited in the first nine months of 2011.

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

Segment information for the three and nine months ended September 30, 2011 and 2010 is shown in the following table.

Selected Financial Information

	Commercial and Other Banking	Mortgage Banking Operations	Intersegment Eliminations	Total
Three Months Ended September 30, 2011
Net interest income after provision for loan losses	$6,594,611	$167,797	$—	$6,762,408
Noninterest income	1,406,812	14,980,050	(183,226)	16,203,636
Noninterest expenses	(5,567,707)	(14,386,931)	183,226	(19,771,412)

Net income (loss) before income taxes and noncontrolling interest	$2,433,716	$760,916	$—	$3,194,632

Three Months Ended September 30, 2010
Net interest income after provision for loan losses	$5,281,728	$1,425,226	$(1,425,226)	$5,281,728
Noninterest income	2,182,580	17,143,391	(2,175,848)	17,150,123
Noninterest expenses	(4,615,399)	(15,541,510)	673,449	(19,483,460)

Net income before income taxes and noncontrolling interest	$2,848,909	$3,027,107	$(2,927,625)	$2,948,391

Nine Months Ended September 30, 2011
Net interest income after provision for loan losses	$19,816,619	$482,490	$—	$20,299,109
Noninterest income	3,181,885	35,117,465	(477,828)	37,821,522
Noninterest expenses	(15,419,219)	(35,017,652)	477,828	(49,959,043)

Net income before income taxes and noncontrolling interest	$7,579,285	$582,303	$—	$8,161,588

Nine Months Ended September 30, 2010
Net interest income after provision for loan losses	$16,077,350	$2,621,661	$(2,621,661)	$16,077,350
Noninterest income	4,088,790	36,707,872	(3,579,567)	37,217,095
Noninterest expenses	(13,062,685)	(34,233,634)	991,173	(46,305,146)

Net income before income taxes and noncontrolling interest	$7,103,455	$5,095,899	$(5,210,055)	$6,989,299

Segment Assets
September 30, 2011	$838,655,995	$172,792,537	$(172,564,460)	$838,884,072
December 31, 2010	$650,645,549	$185,530,329	$(10,593,133)	$825,582,745

NOTE 10. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets with indefinite lives are recorded at cost and are reviewed at least annually for impairment based on evidence of certain impairment indicators. Intangible assets with identifiable lives are amortized over their estimated useful lives. The intangible assets have a weighted-average useful life of three years.

Information concerning goodwill and intangible assets is presented in the following table:

	September 30, 2011	December 31, 2010
Amortizable intangible assets	$1,250,000	$1,250,000
Accumulated amortization—intangible assets	(744,046)	(610,117)

Amortizable intangible assets, net	$505,954	$639,883

Goodwill	$775,000	$775,000

Amortization expense for intangible assets totaled $44,643 and $133,929 for each of the three and nine month periods, ending September 30, 2011 and 2010.

Estimated Amortization Expense:
For the remaining months of the year ended 12/31/11	44,643
For the year ended 12/31/12	178,572
For the year ended 12/31/13	178,572
For the year ended 12/31/14	104,167

$505,954

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

Our credit exposure, if any, on the interest rate swap is limited to the net favorable value (net of any collateral pledged) and interest payments of the swap by the counterparty. Conversely, when an interest rate swap is in a liability position we are required to post collateral to PNC which is evaluated monthly and adjusted based on the fair value of the hedge on the last day of the month. The fair value of this swap instrument was a liability of $769 thousand at September 30, 2011 for which our collateral requirement on September 30, 2011, was $850 thousand.

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

To mitigate this risk, we pair the rate lock commitment with the sale of a notional security bearing similar attributes. At the time the loan is delivered to the investor, matched securities are repurchased. Any gains or losses associated with this pairing are recorded in mortgage banking income on our income statement as incurred. Our board approved mandatory delivery policy will only allow us to commit $50.0 million to the program at any given time. We utilize the services of Capital Markets Cooperative (CMC) of Ponte Vedra Beach, Florida to help monitor and manage our rate lock activities in this program. At September 30, 2011, due to recent volatility in the securities market, we were not actively participating in the program. We reported a loss of $159 thousand related to our mandatory delivery program in the third quarter of 2011 and $155 thousand during the first nine months of 2011. We may reenter the program at some future date, when the markets have settled.

NOTE 12. SUBSEQUENT EVENT COMMON STOCK DIVIDEND

On October 24, 2011, we announced that a semi-annual common stock dividend had been declared. This semi-annual dividend is for $0.08 per share for common shareholders of record on November 10, 2011. The dividend payment date will be November 30, 2011.

ITEM 2.

MONARCH FINANCIAL HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The purpose of this discussion is to focus on important factors affecting our financial condition and results of operations. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and supplemental financial data.

We generate a significant amount of our income from the net interest income earned by Monarch Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the average amount of interest-earning assets outstanding during the period and the interest rates thereon. Monarch Bank’s cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost due to non-accrual loans and the amount of additions to the allowance for loan losses.

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

Net Income

Net income for the quarter ended September 30, 2011 was $2.1 million, an increase of $626 thousand or 41.4% over the same quarter in 2010. During the first nine months of 2011 net income was $5.2 million compared to $4.2 million one year prior, an increase of $987 thousand or 23.6%. Basic earnings per share for the third quarter of 2011 and 2010 were $0.29 and $0.20, respectively, while diluted earnings per share were $0.25 and $0.19 for the same periods, respectively. Basic earnings per share for the first nine months of 2011 and 2010 were $0.67 and $0.53, respectively, while diluted earnings per share were $0.60 and $0.52 for the same periods, respectively.

Two important and commonly used measures of profitability are return on assets (net income as a percentage of average total assets) and return on equity (net income as a percentage of average stockholders’ equity). Our annualized return on assets (“ROA”) was 1.04% and 0.74% for the three month periods, and 0.88% and 0.75% for the nine month periods ended September 30, 2011 and September 30, 2010. Our annualized return on equity (“ROE”) for the third quarter and first nine months of 2011 was 11.39% and 9.46%, respectively, respectively, compared to 8.65% and 8.14% for the same periods in 2010. Growth in net interest income was the primary contributor to the improvement in ROE during the quarter while growth in both net interest income and noninterest income contributed to the year to date increase in ROE.

Net interest income increased $219 thousand in the quarter and $2.2 million in the first nine months of 2011 compared to 2010. Non-interest income decreased $946 thousand in the quarter but increased $604 thousand in the first nine months of 2011 compared to 2010. Lower volume in our loans held for sale coupled with lower yield on those loans, reduced the savings realized from decreased liability costs. The third quarter decrease in non-interest income was due to lower quarter over quarter volume in our loans held for sale. On an annual basis, volume in our loans held for sale is higher in 2011 than 2010 leading to higher non-interest income.

Our provision for loan losses declined $1.3 million in the third quarter and $2.0 million in the first nine months of 2011 compared to 2010. Net charge offs in the first nine months of 2011 are $2.3 million less than the first nine months of 2010. Non-interest expense increased $288 thousand in the third quarter of 2011 compared to 2010 and $3.6 million in the first nine months. The greatest increases in recurring non-interest expense were in salaries and benefits, marketing, and data processing.

Net Interest Income

Net interest income, which is the excess of interest income over interest expense, is a significant source of our revenue. A number of factors influence net interest income, including the interest rates earned on earning assets, and the interest rates paid to obtain funding to support the assets, the volume of interest-earning assets and interest bearing liabilities, and the mix of interest-earning assets and interest bearing liabilities.

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

Net interest income increased $219 thousand in the third quarter of 2011, compared to 2010, due to a $452 thousand decrease in liability cost that was partially offset by a decrease in interest income of $233 thousand. Lower interest expense on time deposits and borrowings were the source of the decrease in liability costs, while lower average outstanding volume in our loans held for sale, coupled with lower interest yields on those loans, was the source of the decline in interest income.

Quarter over quarter, interest cost declined 24 basis points from 1.35% to 1.11%. Average deposits increased $45 million but overall cost declined from 1.33% to 1.04%. Average borrowings decreased $70 million. The yield on our interest earning assets declined 7 basis points from 5.47% to 5.40%. The average volume of our loans held for investment increased $38 million, quarter over quarter, and the yield on that portfolio increased 2 basis points to 5.99%. The quarter over quarter yield on our loans held for sale declined 29 basis points, from 4.53% to 4.24%. Our remaining interest earning assets contributed an increase in interest income of $21 thousand despite a decrease yield of 83 basis points.

The increase in net income in the first nine months of 2011 compared to 2010 was the result of combined improvement in both interest income and liability costs. Net interest income increased $2.2 million due to increased interest income of $961 thousand coupled with decreased liability costs of $1.3 million.

Growth in our loans held for investment coupled with a marginal increase in yield was the primary source of interest income growth, adding $1.5 million year over year. The yield on our earning assets declined 5 basis points from 5.46% to 5.41% during the period. The yield on our loans held for sale portfolio declined 30 basis points and income on that portfolio dropped $592 thousand, year over year. The remaining interest earning assets contributed $56 thousand to the increase in interest income despite a 45 basis point decline in the yield on those assets. Total interest expense decreased $1.3 million in the first nine months of 2011 compared to 2010. The average cost of our interest bearing deposits declined 33 basis points from 1.46% to 1.13% during the period. Our total cost of funds decreased 31 basis points, from 1.51% to 1.20% in the first nine months of 2011 compared to 2010.

Our loan portfolio is comprised of two major classifications of loans: loans held for sale and loans held for investment. Loans held for sale, which are residential mortgages originated by our mortgage division and sold to investors, earn interest while on our books but are currently at rates lower than our held for investment portfolio. The normal holding period for these loans is approximately 35 to 45 days. Our loans held for sale portfolio is subject to greater fluctuations in outstanding balances due to a combination of market demand, economic conditions and the prevailing mortgage rates. Average loans held for sale have declined $68 million in the third quarter of 2011 compared to 2010, and $10 million when comparing the first nine months of 2011 to 2010. Yield on this portfolio declined on both, a quarterly and annual basis, 29 basis points and 30 basis points, respectively. Residential mortgage rates have been at historically low levels for the last quarter. Loans held for investment, which are primarily commercial and real estate loans have grown $38 million, quarter over quarter, and $24 million year over year. The average yield on loans held for investment was 5.99% and 6.02% in the third quarter and first nine months of 2011 compared to 5.97% and 5.91% for the same periods in 2010.

At September 30, 2011, the third quarter blended cost of deposits declined 29 basis points. Deposit costs declined 33 basis points in the first nine months of 2011 compared to 2010. Changes in our money market and time deposits have a greater impact on our interest costs because they comprise roughly 91% of our interest bearing deposits. The cost of our money market deposits declined 18 basis points in the quarter and 30 basis points in the first nine months. In early 2011 we adjusted the rate paid on the upper tier of this multi-tiered product to a lower, but still highly competitive rate. Time deposit costs decreased 15 basis points, year over year, and 29 basis points quarter over quarter, primarily through lower outstanding high cost balances. Total interest expense on deposits declined $286 thousand quarter over quarter and $718 thousand year-over-year. Borrowing costs also declined $165 thousand in the third quarter and $549 thousand in the first nine months of 2011 due to lower average borrowings compared to 2010.

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

Our net interest rate spread on a tax-equivalent basis increased 17 basis points to 4.29% for third quarter of 2011, when compared to 4.12% for the same period in 2010. For the first nine months of 2011 compared to 2010, our net interest rate spread on a tax-equivalent basis increased 26 basis points to 4.21% from 3.95%. Yield on earning assets decreased 7 basis points to 5.40% from 5.47% in the quarter and 5 basis points to 5.41% from 5.46%, year over year. The cost of interest bearing liabilities decreased 24 and 31 basis points in the same comparative periods. Our net interest margin for the third quarter of 2011 increased 15 basis points to 4.51%, up from 4.36% in 2010. Year to date 2011 our net interest margin was 4.44%, an increase of 22 basis points when compared to 4.22% in 2010.

Bank Owned Life Insurance (BOLI) has been included in interest earning assets. We purchased $6,000,000 in BOLI during the fourth quarter of 2005. The income on BOLI is not subject to federal income tax, giving it a tax-effective yield of 6.00% for the third quarter of 2011 and 5.77% for the first nine months of September 2011, compared to 6.10% for both periods in 2010.

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

The following is an analysis of net interest income, on a taxable equivalent basis.

NET INTEREST INCOME ANALYSIS

	For Three Months Period Ended September 30, 2011
	Average Balance	Income/ Expense	Yield Rate (1)
ASSETS
Securities, at amortized cost (2)	$22,058,889	$53,349	0.96%
Loans, held for investment, net	585,188,770	8,832,997	5.99%
Loans, held for sale	118,011,022	1,260,298	4.24%
Federal funds sold	17,464,064	10,598	0.24%
Dividend-earning restricted equity securities	6,838,752	37,499	2.18%
Deposits in other banks	853,370	1,624	0.76%
Bank owned life insurance (2)	7,066,063	106,914	6.00%

Total earning assets	757,480,930	10,303,279	5.40%

Less: Allowance for loan losses	9,361,098
Nonperforming loans	7,401,107
Total nonearning assets	40,934,695

Total assets	$815,177,830

LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$28,587,427	$18,536	0.26%
Regular savings	20,910,846	25,263	0.48%
Money market savings	304,056,067	585,581	0.76%
Time deposits	237,209,813	911,801	1.53%

Total interest-bearing deposits	590,764,153	1,541,181	1.04%
Borrowings	15,471,114	149,867	3.84%

Total interest-bearing liabilities	606,235,267	$1,691,048	1.11%
Noninterest-bearing liabilities
Demand deposits	118,609,604
Other noninterest-bearing liabilities	15,924,735

Total liabilities	740,769,606
Stockholders’ equity	74,408,224

Total liabilities and stockholders’ equity	$815,177,830

Net interest income (2)		$8,612,231

Interest rate spread (2)(3)			4.29%

Net interest margin (2)(4)			4.51%

(1)	Yields are annualized and based on average daily balances.

(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a $40,436 adjustment for 2011.

(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.

(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

NET INTEREST INCOME ANALYSIS (continued)

	For Three Months Period Ended September 30, 2010
	Average Balance	Income/ Expense	Yield Rate (1)
ASSETS
Securities, at amortized cost	$8,088,165	$43,218	2.12%
Loans, held for investment, net	546,833,558	8,226,003	5.97%
Loans, held for sale	185,865,984	2,121,384	4.53%
Federal funds sold	4,062,510	2,959	0.29%
Dividend-earning restricted equity securities	7,366,422	30,054	1.62%
Deposits in other banks	5,033,020	1,597	0.13%
Bank owned life insurance (2)	7,219,205	111,109	6.11%

Total earning assets	764,468,864	10,536,324	5.47%

Less: Allowance for loan losses	(9,225,214)
Nonperforming loans	6,724,955
Total nonearning assets	48,172,377

Total assets	$810,140,982

LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$26,415,737	$15,940	0.24%
Regular savings	22,497,703	35,529	0.63%
Money market savings	229,212,628	544,094	0.94%
Time deposits	268,082,537	1,231,646	1.82%

Total interest-bearing deposits	546,208,605	1,827,209	1.33%
Borrowings	85,253,982	315,286	1.47%

Total interest-bearing liabilities	631,462,587	$2,142,495	1.35%
Noninterest-bearing liabilities
Demand deposits	98,523,942
Other noninterest-bearing liabilities	10,768,332

Total liabilities	740,754,861
Stockholders’ equity	69,386,121

Total liabilities and stockholders’ equity	$810,140,982

Net interest income (2)		$8,393,829

Interest rate spread (2)(3)			4.12%

Net interest margin (2)(4)			4.36%

(1)	Yields are annualized and based on average daily balances.

(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a $ 37,777 adjustment for 2010.

(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.

(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

NET INTEREST INCOME ANALYSIS

	For Nine Months Period Ended September 30, 2011

	Average Balance	Income/ Expense	Yield Rate (1)

ASSETS
Securities, at amortized cost (2)	$14,633,788	$148,516	1.36%
Loans, held for investment, net	567,949,788	25,592,528	6.02%
Loans, held for sale	108,944,101	3,544,481	4.35%
Federal funds sold	27,524,766	50,599	0.25%
Dividend-earning restricted equity securities	7,846,218	120,947	2.06%
Deposits in other banks	1,830,188	2,728	0.20%
Bank owned life insurance (2)	7,283,594	314,247	5.77%

Total earning assets	736,012,443	29,774,046	5.41%

Less: Allowance for loan losses	(9,164,156)
Nonperforming loans	7,279,968
Total nonearning assets	56,537,551

Total assets	$790,665,806

LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$31,197,485	$62,977	0.27%
Regular savings	19,790,952	77,214	0.52%
Money market savings	299,832,526	1,818,435	0.81%
Time deposits	227,133,450	2,915,321	1.72%

Total interest-bearing deposits	577,954,413	4,873,947	1.13%
Borrowings	13,998,742	437,659	4.18%

Total interest-bearing liabilities	591,953,155	$5,311,606	1.20%
Noninterest-bearing liabilities
Demand deposits	111,362,330
Other noninterest-bearing liabilities	14,215,538

Total liabilities	717,531,023
Stockholders’ equity	73,134,783

Total liabilities and stockholders’ equity	$790,665,806

Net interest income (2)		$24,462,440

Interest rate spread (2)(3)			4.21%

Net interest margin (2)(4)			4.44%

(1)	Yields are annualized and based on average daily balances.

(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a $115,957 adjustment for 2011.

(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.

(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

NET INTEREST INCOME ANALYSIS (continued)

	For Nine Months Period Ended September 30, 2010
	Average Balance	Income/ Expense	Yield Rate (1)

ASSETS
Securities, at amortized cost	$8,223,201	$146,793	2.39%
Loans, held for investment, net	544,885,163	24,099,093	5.91%
Loans, held for sale	119,051,253	4,136,143	4.65%
Federal funds sold	14,488,324	27,242	0.25%
Dividend-earning restricted equity securities	7,180,865	77,306	1.44%
Deposits in other banks	4,074,301	3,486	0.11%
Bank owned life insurance (2)	7,148,506	326,367	6.10%

Total earning assets	705,051,613	28,816,430	5.46%

Less: Allowance for loan losses	(8,827,122)
Nonperforming loans	6,700,975
Total nonearning assets	46,235,668

Total assets	$749,161,134

LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$22,117,635	$50,796	0.31%
Regular savings	22,828,454	123,960	0.73%
Money market savings	193,116,025	1,601,373	1.11%
Time deposits	272,680,670	3,816,027	1.87%

Total interest-bearing deposits	510,742,784	5,592,156	1.46%
Borrowings	70,647,432	986,747	1.87%

Total interest-bearing liabilities	581,390,216	$6,578,903	1.51%
Noninterest-bearing liabilities
Demand deposits	88,094,003
Other noninterest-bearing liabilities	10,944,099

Total liabilities	680,428,318
Stockholders’ equity	68,732,816

Total liabilities and stockholders’ equity	$749,161,134

Net interest income (2)		$22,237,527

Interest rate spread (2)(3)			3.95%

Net interest margin (2)(4)			4.22%

(1)	Yields are annualized and based on average daily balances.

(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a $ 110,965 adjustment for 2010.

(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.

(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

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

For discussion purposes, our “Rate/Volume Analysis” and “Net Interest Income Analysis” tables include tax equivalent income on bank owned life insurance (BOLI) and municipal securities that are not in compliance with Generally Accepted Accounting Principals (GAAP). The following table is a reconciliation of our income statement presentation to these tables.

RECONCILIATION OF NET INTEREST INCOME

TO TAX EQUIVALENT INTEREST INCOME

Non-GAAP	3 Months Ended September 30,
	2011	2010
Interest income:
Total interest income	$10,192,279	$10,425,215
Bank owned life insurance	70,564	73,332
Tax equivalent adjustment (34% tax rate)
Bank owned life insurance	36,351	37,777
Municipal securities	4,085	—

Adjusted income on earning assets	10,303,279	10,536,324

Interest expense:
Total interest expense	1,691,050	2,142,495

Net interest income—adjusted	$8,612,229	$8,393,829

Non-GAAP	9 Months Ended September 30,
	2011	2010
Interest income:
Total interest income	$29,450,686	$28,490,063
Bank owned life insurance	207,403	215,402
Tax equivalent adjustment (34% tax rate)
Bank owned life insurance	106,844	110,965
Municipal securities	9,113	—

Adjusted income on earning assets	29,774,046	28,816,430

Interest expense:
Total interest expense	5,311,606	6,578,903

Net interest income—adjusted	$24,462,440	$22,237,527

Interest income decreased $233 thousand, quarter over quarter, primarily due to a decrease in average loan volume within our loans held for sale portfolio, which outpaced growth from all other earning asset categories, and secondarily due to lower interest rates earned by the majority of our earning assets. Interest expense decreased $451 thousand, quarter over quarter, primarily due to lower deposit costs and secondarily due to lower outstanding borrowings. The net benefit to interest income was $218 thousand in the third quarter of 2011 compared to 2010.

Interest income from loans declined $254 thousand, quarter over quarter, despite growth driven interest income of $707 thousand from commercial and real estate loans. Reductions to interest income related to a decline in volume combined with lower interest yield from loans held for sale and consumer loans totaled $861 thousand and $100 thousand, respectively. Increased interest income from securities, federal funds sold, and dividend-earning restricted equity securities, net of bank owned life insurance, of $25 thousand, was driven by volume.

Interest expense on deposits during the quarter declined $286 thousand due to lower rates on savings, money market and time deposit accounts. Significantly lower borrowing levels provided an additional $165 thousand in interest expense savings.

In the first nine months of 2011, total interest income increased $958 thousand and total interest expense declined $1.3 million for an increase to net interest income of $2.2 million. This increase was primarily volume driven. Growth in commercial and real estate loans coupled with higher yields provided $1.7 million in additional interest income, which was reduced $784 thousand by declines in the consumer and loans held for sale volume and yields. Increased interest income from securities, federal funds sold, and dividend-earning restricted equity securities, net of bank owned life insurance and deposits in other banks, of $54 thousand, was driven by volume.

Reduction in the cost of interest bearing deposits coupled with a decline in time deposit growth provided a year to date savings of $718 thousand. Average borrowings declined in the first nine months of 2011 for additional interest savings of $549 thousand.

The following table sets forth an analysis of the impact of changes in rate and volume on our interest bearing assets and liabilities for the second quarter and first nine months of 2011 compared to 2010.

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

RATE / VOLUME ANALYSIS

(in thousands)

	For the Three Months Ended September 30, 2011 vs 2010			For the Nine Months Ended September 30, 2011 vs 2010

	Interest Increase (Decrease)	Change Attributable to		Interest Increase (Decrease)	Change Attributable to
		Rate	Volume		Rate	Volume
Interest income
Loans:
Commercial	$498	$(46)	$544	$1,207	$49	$1,158
Real Estate	209	28	181	479	221	258
Consumer	(100)	(33)	(67)	(192)	—	(192)
Loans held for sale	(861)	(129)	(732)	(592)	(254)	(338)

Total loans	(254)	(180)	(74)	902	16	886

Securities:
Federal agencies	(1)	(34)	33	(20)	(85)	65
Mortgage-backed	(2)	(1)	(1)	(5)	(1)	(4)
Municipal Securities	12	12	—	27	27	—
Other securities	1	1	—	—	—	—

Total securities	10	(22)	32	2	(59)	61

Federal funds sold	7	(1)	8	23	(1)	24
Dividend-earning restricted equity securities	8	10	(2)	44	36	8
Deposits in other banks	—	3	(3)	(1)	2	(3)
Bank owned life insurance	(4)	(2)	(2)	(12)	(18)	6

Total interest income	$(233)	$(192)	$(41)	$958	$(24)	$982

Interest expense
Deposits:
Demand	$3	2	1	$12	(7)	19
Money market	41	(115)	156	217	(508)	725
Savings	(11)	(9)	(2)	(46)	(31)	(15)
Time	(319)	(187)	(132)	(901)	(299)	(602)

Total deposits	(286)	(309)	23	(718)	(845)	127
Borrowings	(165)	233	(398)	(549)	628	(1,177)

Total interest expense	(451)	(76)	(375)	(1,267)	(217)	(1,050)

Net interest income	$218	$(116)	$334	$2,225	$193	$2,032

Non-Interest Income

Non-interest income was $16.2 million in the third quarter of 2011, a decrease of $946 thousand or 5.5% over the same period in 2010. Non-interest income for the first nine months of 2011 was $37.8 million, an increase of $604 thousand or 1.6% over 2010. Mortgage banking income continues to be our primary source of non-interest income. Non-interest income is broken out into more detail in the following table:

NON-INTEREST INCOME

	For the Three Months Ended September 30,

	2011	2010
Mortgage banking income	$15,014,519	$16,468,250
Investment and insurance commissions	65,298	74,299
Service charges and fees	401,035	398,367
Bank owned life insurance income	70,562	73,332
Proceeds from bank owned life insurance	421,010	—
Title company income	214,842	118,079
Other	16,370	17,796

	$16,203,636	$17,150,123

	For the Nine Months Ended September 30,

	2011	2010
Mortgage banking income	$35,223,779	$35,168,266
Investment and insurance commissions	237,003	216,204
Service charges and fees	1,212,184	1,221,723
Bank owned life insurance income	207,402	215,402
Proceeds from bank owned life insurance	421,010	—
Title company income	441,568	347,420
Other	78,576	48,080

	$37,821,522	$37,217,095

Mortgage banking income represents fees from originating and selling residential mortgage loans as well as commercial mortgages through Monarch Mortgage and our wholly owned commercial mortgage banking subsidiary, Monarch Capital, LLC. The overwhelming majority of this growth has been in the area of residential mortgages. Gross mortgage banking income decreased $1.4 million in third quarter of 2011 compared to 2010, but increased $56 thousand in the first nine months of 2011 compared to 2010 due to higher production. This shift in income is volume driven. Monarch Mortgage originated fewer loans and less volume in the third quarter of 2011 compared to 2010. However, year to date both loan count and volume are slightly higher in 2011 than 2010. Monarch Mortgage originated 1,881 loans totaling $473.6 million in the third quarter of 2011 compared to 2,021 loans totaling $503.3 million, one year prior. In the first nine months of 2011 Monarch Mortgage originated 4,835 loans totaling $1.12 billion, compared to 4,558 loan originations totaling $1.10 billion for the same period in 2010. The average mortgage loan size is between $240 thousand and $250 thousand.

Service charges and fees on deposit accounts were relatively flat in the third quarter and declined $10 thousand in first nine months of 2011 compared to 2010. The primary components of service charges and fees are nonsufficient fund and overdraft fees and ATM transaction fees. Despite, year-over-year growth in deposits of $43 million, recent regulatory changes on the charging of fees on certain transactions have adversely impacted fee income. We have an agreement with a third-party vendor to brand ATMs in Food Lion grocery stores in southeast Virginia and northeast North Carolina. In return for supplying the cash for the machines and paying the machines’ cash servicing fees, we receive a portion of the transaction surcharge, and our customers can withdraw cash from the machines without a fee or transaction surcharge. We have 12 ATMs located at our banking center sites. Combined with our third-party vendor relationship, our network includes over 56 active branded ATMs.

Investment and insurance commissions decreased $9 thousand in the quarter and increased $21 thousand, year over year. There were no security gains or losses in either 2011 or 2010.

BOLI is included in the net interest income calculation for yield analysis. We purchased $6.0 million in BOLI during the fourth quarter of 2005. The income from BOLI, which is not subject to tax, decreased $3 thousand quarterly and $8 thousand year over year, when comparing 2011 to 2010. The tax-effective income earnings are $107 thousand and $314 thousand for the third quarter and first nine months of 2011 compared to $111 thousand and $326 thousand for the same periods in 2010.

During the third quarter of 2011, we received proceeds from BOLI of $1,077,631. The reduction in cash value of our BOLI asset was $656,622 with the remaining $421,010 tax-exempt non-interest income. The majority of this income was paid out in death benefits. The tax-effective income from these proceeds was $637,892.

Through Monarch Investment, LLC, we own a 75% interest in a title company, Real Estate Security Agency, LLC (RESA), which is being treated as a consolidated entity for accounting purposes. RESA showed an increase in income of $97 thousand for the third quarter and $94 thousand for the first nine months of 2011 when compared to 2010. Production has increased significantly in the third quarter of 2011 compared to the two previous quarters and prior year.

Non-interest Expense

The following table summarizes our non-interest expense for the periods indicated:

	NON-INTEREST EXPENSE
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Salaries and employee benefits	$5,736,339	$5,174,182	$16,750,931	$13,729,464
Commissions and incentives	7,912,804	9,157,535	16,946,009	18,846,202
Loan expense	1,730,472	1,559,180	4,568,811	3,889,493
Occupancy expenses	986,654	985,996	2,830,397	2,490,026
Furniture and equipment expense	505,840	420,744	1,435,010	1,198,478
Marketing expense	413,842	318,456	1,117,870	817,704
Data processing services	305,063	219,226	888,911	637,295
Professional fees	347,355	193,101	729,811	534,946
Telephone	213,199	180,076	584,356	434,457
FDIC Insurance	75,669	261,539	581,573	768,613
Stationery and supplies	188,753	196,789	567,685	522,629
Virginia Franchise Tax	146,212	126,905	419,330	369,926
Death benefit payments	355,000	—	355,000	—
Postage and shipping	119,909	106,714	344,975	289,720
Other real estate expense	81,434	47,023	194,115	193,360
(Income) loss on sale of other real estate, net	32,577	97,381	(43,506)	147,422
Valuation adjustments other real estate	141,380	—	141,380	51,955
ATM expense	55,433	57,545	173,593	161,467
Travel expense	50,527	50,273	170,419	142,988
Amortization of intangibles	44,643	44,643	133,929	133,929
Insurance	38,541	20,758	108,862	95,901
Title expense	31,319	16,921	66,214	47,270
Early extinguishment of debt	—	—	—	145,000
Other	258,447	248,473	893,368	656,901

	$19,771,412	$19,483,460	$49,959,043	$46,305,146

Total non-interest expenses increased $288 thousand in the third quarter of 2011 compared to 2010, and $3.7 million in the first nine months of 2011 compared to 2010. This represents a 1.5% and 7.9% increase over the same periods in 2010.

Decreases in quarterly commissions more than offset salaries and benefits growth during the third quarter 2011 for a total expense reduction of $683 thousand, compared to prior year. During the first nine months of 2011 compared to 2010, salaries and benefits growth outpaced reductions in commissions and incentives for a year over year net increase of $1.1 million, or roughly 30%. FDIC insurance expense was $186 thousand lower, quarter over quarter, and year over year, due to a change in the assessment method, which shifted the burden of risk associated with potential bank failures to a size based assessment, from one which penalized smaller institutions. We expensed $355 thousand in nonrecurring death benefits payable to the Estate of William F. Rountree, Jr. in the third quarter of 2011.

Employee compensation; in the form of salaries, benefits, commissions and incentives, represent an approximate 68% of non-interest expense in 2011 compared to 72% in 2010. Our full time equivalent employees, at September 30, 2011 totaled 546, compared to 494 in 2010. Salaries and benefits continue to grow, increasing $562 thousand or 10.9% in the third quarter and $3.0 million or 22.0% in the first nine months of 2011 compared to 2010. Commissions and incentives declined $1.2 million or 13.6% in the quarter and $1.9 million in the first nine months, relative to prior years. New regulations imposed by the Dodd-Frank Act that limit when and how commissions are paid to our mortgage sales team, have resulted in shifts between commission and salaries for some employees. Further, new compliance requirements and growth related expansion in both our mortgage operations and the Bank’s sales team and branch staff have added to compensation expense, higher loan origination expense and professional fees. We continue to reposition and expand our operations to enable us to better serve our clients. We relocated our downtown Norfolk branch and commercial offices to the World Trade Center in September 2011. We opened a new banking office in the Hilltop area of Virginia Beach in June 2010, relocated our corporate headquarters in the third quarter of 2010, after a substantial renovation of a building purchased in the second quarter 2010. Costs associated with occupancy and data processing service expenses have also increased due to Company growth. Marketing expense has increased as a result of an ongoing advertising campaign aimed at gaining greater recognition in the market. This campaign included our first annual “Top Flight” award aimed at recognizing small businesses in the community who have demonstrated a strong performance in a number of key areas.

Excluding foreclosure related expenses, the following summary identifies, in descending order, non-interest expenses with the most significant quarter-over-quarter increase.

	Increase For the Three Months Ended September 30,		Increase For the Nine Months Ended September 30,
	Dollars	Percentage	Dollars	Percentage
Salaries and employee benefits	$562,157	10.9%	$3,021,467	22.0%
Death benefit payments	355,000	100.0%	355,000	100.0%
Loan expense	171,292	11.0%	679,318	17.5%
Professional fees	154,254	79.9%	194,865	36.4%
Marketing expense	95,386	30.0%	300,166	36.7%

Five properties in other real estate were sold during the third quarter of 2011 for a net loss of $33 thousand, and four additional properties were written down $141 thousand. Year to date ten properties have been sold in 2011 with a net gain of $44 thousand, and four properties have had valuation decreases totaling $141 thousand. In the third quarter of 2010 we sold three properties in other real estate and recorded losses of $97 thousand, for a total of eleven property sales in 2010 at a loss of $147 thousand, and one valuation decrease on a sold property of $52 thousand. Expenses related to the maintenance and sale of the properties totaled $81 thousand and $194 thousand in the third quarter and first nine months of 2011 compared to $47 thousand and $193 thousand for the same periods in 2010, respectively.

Income Taxes

Our income tax provision was $969 thousand for third quarter of 2011, compared to $1.3 million for the same period in 2010. Income tax provision for the first nine months of 2011 was $2.7 million compared to $2.7 million in 2010.

Included in income in the third quarter and first nine months of 2011 are life insurance proceeds, BOLI income, and municipal security income which is not subject to federal income tax, totaling $500 thousand and $646 thousand, respectively. Additionally, an income driven tax rate adjustment on our deferred assets and liabilities have resulted in a tax benefit of $46 thousand for both periods. State taxes for Maryland, North Carolina and South Carolina of $90 thousand and $238 thousand, are included in income tax for the third quarter and first nine months of 2011, respectively.

BOLI income, which is not subject to federal income tax, totaling $73 thousand and $215 thousand were included in income for the third quarter and first nine months of 2010, respectively. State taxes for Maryland, North Carolina and South Carolina of $34 thousand and $298 thousand, respectively, are included in income taxes for the third quarter and first nine months of 2010.

After these adjustments, the effective tax rate for the third quarter of 2011 was 30.3%, and 32.4% year to date. This compared to 45.5% and 38.1% for the same periods in 2010.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Total assets were $838.9 million at September 30, 2011, a $13.3 million or 1.6% increase compared to assets of $825.6 million at December 31, 2010. The primary source of asset growth from December 31, 2010 was in our loans held for investment which increased $37.5 million or 6.7%. This increase was partially offset by a decrease in investment securities of $8.8 million or 50.1% and a decrease in loans held for sale of $16.8 million or 9.6%. Total cash and cash equivalents increased $2.0 million or 7.4%, year to date.

Our loans held for investment growth was in the areas of commercial loans, commercial real estate loans and real estate construction, which increased a combined $44.3 million. Real estate secured, residential and home equity loans declined $8.6 million. Loans held for sale represent mortgage loans that have been closed and are awaiting investor funding. A majority of our mortgage loans are pre-sold and remain on our books for thirty-five to forty-five days. Outstanding balances, which are dependent on the current mortgage market, the timing of closings, and investor turn around, may fluctuate significantly between periods. .

Shortly after year end 2010, we had a $10 million agency security mature. The FOMC’s activity with regard to the Treasury market has kept the rates on Bank qualified investment securities at historically low levels.

Cash and cash equivalents fluctuate daily based on our liquidity levels and mortgage settlement activity. Cash on hand increased compared to December 2010 year end. Property and equipment increased $2.0 million or 9.8% at September 30, 2011 compared to December 31, 2010 due to the completion of our new Ghent branch, in Norfolk, Virginia, our new Kitty Hawk branch, in Kitty Hawk, North Carolina and the build out of our new space at the World Trade Center, in Norfolk, Virginia.

Total liabilities were $763.0 million at September 30, 2011, an increase of $9.2 million or 1.2% from year-end 2010 liabilities of $753.8 million. Total deposits, which are our primary liability source, increased $11.9 million or 1.7% to $717.6 million at September 30, 2011 compared to $705.7 million at year-end 2010. Total deposits increased $42.6 million or 6.3% compared to $675.0 million, one year prior. Total borrowings declined $5.9 million at September 30, 2011, a 14.6% decrease from $40.3 million at December 31, 2010.

Non-interest bearing demand deposits increased $27.8 million, or 28.5% over December 2010 to $125.5 million. Savings deposits increased $1.2 million or 6.4% to $20.6 million at September 30, 2011 compared to $19.3 million at year end 2010. Interest bearing demand deposits declined $4.0 million to $28.3 million at September 30, 2011 compared to December 31, 2010. Money market deposits declined $2.0 million to $281.3 million at September 30, 2011, compared to $283.3 at year end 2010. Time deposits declined $11.1 million to $261.9 million compared to $273.0 million at December 31, 2010.

Commercial and small business checking accounts comprise the largest percentage of non-interest bearing demand deposits. They totaled $104 million at September 30, 2011 compared to $76 million at year end 2010, an increase of $27.1 million or 97% of the nine month increase. We are primarily a business bank and, as such, have focused our efforts on obtaining company operating accounts, which are demand deposit accounts. Another large segment of our non-interest bearing demand account are attorney escrow accounts, which have been relatively level in the past nine months. Escrow accounts ordinarily house real estate funds, which makes them sensitive to the growth within the current real estate environment. Our focus on the business sector, coupled with the growth in business operating accounts, has resulted in continued growth in demand deposits.

Interest bearing demand deposits declined $4.0 million or 12.3% in the past nine months. Our largest concentration of interest checking accounts is in personal checking. There has been little change, year to date in this deposit category. Our business interest bearing demand accounts, which are primarily Interest on Lawyers Trust Accounts (“IOLTA”), investor and business security deposit accounts, required by law to bear interest, have declined $3.6 million. Recent regulatory changes now allow banks to offer interest bearing demand accounts to all business clients; however, we do not offer such products at this time.

The majority of our interest bearing deposits is comprised of savings accounts, money market accounts and time deposits or certificates of deposits (“CDs”). Savings accounts have increased compared to year end 2010 but declined, on an annual basis. Money market accounts have declined in the past nine months but show marked growth year over year. CDs declined at September 30, 2011, compared to year-end 2010, and prior year.

Regular savings products offer low interest to personal and business clients who are interested in savings but maintain average balances which are too low or have too frequent withdrawal activity to meet the requirements of a money market account. Savings deposits are $1.2 million or 6.4% higher at September 30, 2011 compared to $19.3 million at December 31, 2010, but $2.1 million or 9.0% lower on an annual basis from $22.9 million at September 30, 2010.

Money market deposits were $281.3 million at September 30, 2011 and have been our primary source of deposit growth year over year. Comparing the annual increase of $49.9 million in money market balances, from $231.4 million at September 30, 2010 reveals year over year growth, despite the slight decline in the past nine months. At December 31, 2010 there were two brokered money market accounts totaling $59.5 million included in our money market balances. The accounts had specific contract terms which expired in early September. At that time we elected to cancel one of the contracts and renegotiate the terms of the other, thereby reducing our brokered money market totals by $37.5 million to $22.0 million. Excluding this reduction, non-brokered money market balances actually increased $35.5 million when compared to December 2010. We have tried to manage this growth through pricing, by modifying the pricing in the upper tiers of our multi-tiered money market product, while keeping rates attractive and highly competitive in the market. Our current economic environment is still volatile enough to keep many “would be” market investors looking to the safety of insured bank deposits. Money market accounts are the most suitable product for these individuals because rates are higher than demand and savings accounts but they have withdrawal features more flexible than CDs. Therefore, our money market balances may be adversely impacted in the future when the economy is more stable and investors return to the stock market and higher rate alternatives.

CDs have declined $11.1 million to $261.9 million in the past nine months and an additional $23.1 million for a total of $34.2 million or an 11.6% decline when compared to $296.1 million at September 30, 2010. Rates remain at historically low levels. CDs generally require a combination of higher interest rates and a longer balance lock-in period. Conversely, fluctuations in our loans held for sale create periods of excess liquidity, in which we have to invest the excess overnight at extremely low rates. We have focused on relationship pricing for CDs coupled with lower rates for non-clients to control excess liquidity. This strategy has allowed us to focus on rewarding relationships while reducing excess liquidity. We continue to manage our CD portfolio through pricing on renewals.

Stockholders’ equity was $75.2 million at September 30, 2011, compared to $71.6 million at December 31, 2010. Components of the change in stockholders’ equity include net income of $5.2 million, increase in unrealized losses in other comprehensive income of $34 thousand, stock based compensation totaling $221 thousand, preferred stock dividend payments of $1.2 million, and a common stock dividend of $477 thousand.

Loans Held for Investment

Our lending activities are our principal source of income. Loans held for investment, net of unearned income, increased $37.5 million or 6.7% in the nine months of 2011 compared to year end 2010.

The following table provides a breakdown, by class or segment of our loans held for investment at September 30, 2011 and December 31, 2010.

Loans held for Investment

	September 30, 2011	December 31, 2010
Commercial	$103,531,972	$86,633,856
Real estate
Construction	126,730,240	119,881,034
Residential (1-4 family)	80,124,438	84,822,652
Home equity lines	77,151,095	81,013,642
Multifamily	26,275,102	20,959,832
Commercial	177,698,214	162,541,959

Real estate subtotal	487,979,089	469,219,119

Consumers
Consumer and installment loans	4,744,807	2,937,347
Overdraft protection loans	112,991	66,647

Loans to individuals subtotal	4,857,798	3,003,994

Total gross loans	596,368,859	558,856,969
Allowance for loan losses	(10,301,000)	(9,037,800)

Loans net of allowance for loan losses	586,067,859	549,819,169

Unamortized loan costs, net of deferred fees	(35,543)	11,258

Total net loans	$586,032,316	$549,830,427

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

To determine the total allowance for loan losses, we estimate the reserves needed for each class or segment of the portfolio, including loans analyzed on both, a pooled basis and individually. Our allowance for loan losses consists of amounts applicable to the following three categories: (i) the commercial loan portfolio; (ii) the real estate loan portfolio; (iii) the consumer loan portfolio. In addition, loans within these portfolios are evaluated as a group or on an individual or relationship basis and assigned a risk grade based on the underlying characteristics. Prior to June 30, 2011, loans were pooled by risk grade within the portfolio category, and losses were modeled utilizing metrics such as the risk rating, historical experience, other known and inherent risks, and quantitative techniques which management has determined fit the characteristics of that category. Beginning June 30, 2011 loans are pooled within the loan category, by portfolio class and purpose and losses are modeled using historical losses for each pool, and quantitative techniques which fit the characteristics of the pool. We believe this change in methodology will provide us with a clearer profile of the areas of potential risk in our portfolio.

The following table represents the effect on the current period provision of the changes in methodology from that used in prior periods.

September 30, 2011	Calculated Provision Based on New Methodology	Calculated Provision Based on Prior Methodology	Difference
Commercial	$1,052,773	$1,261,213	$(208,440)
Real estate
Construction	820,523	512,095	308,428
Residential (1-4 family)	505,346	296,339	209,007
Home equity lines	757,076	122,594	634,482
Multifamily	111,017	223,752	(112,735)
Commercial	438,138	1,186,170	(748,032)

Real estate subtotal	2,632,100	2,340,950	291,150
Consumers
Consumer and installment loans	(55,332)	(56,082)	750
Overdraft protection loans	1,520	4,172	(2,652)

Loans to individuals subtotal	(53,812)	(51,910)	(1,902)
Unallocated	208,910	289,718	(80,808)

Total provision for loan losses	$3,839,971	$3,839,971	$—

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
5 Acceptable with care

The following is a breakdown between satisfactory and watch list loans at September 30, 2011 and December 31, 2010. There were no loans risk graded Doubtful (8) or Loss (9) included in our portfolio in either period presented.

	September 30, 2011
	Satisfactory	Watchlist	Total	Weighted Average Risk Grade
Commercial	$96,644,200	$6,887,772	$103,531,972	4.10
Real estate
Construction	110,426,346	16,303,894	126,730,240	4.14
Residential (1-4 family)	69,890,013	10,234,425	80,124,438	4.47
Home equity lines	74,932,741	2,218,354	77,151,095	4.13
Multifamily	23,957,690	2,317,412	26,275,102	3.84
Commercial	171,917,902	5,780,312	177,698,214	4.12

Real estate subtotal	451,124,692	36,854,397	487,979,089	4.17

Consumers
Consumer and installment loans	4,721,005	23,802	4,744,807	3.57
Overdraft protection loans	111,521	1,470	112,991	4.06

Loans to individuals subtotal	4,832,526	25,272	4,857,798	3.58

Total gross loans	$552,601,418	$43,767,441	$596,368,859	4.15

	December 31, 2010
	Satisfactory	Watchlist	Total	Weighted Average Risk Grade
Commercial	$76,751,687	$9,882,169	$86,633,856	4.14
Real estate
Construction	95,236,104	24,644,930	119,881,034	4.39
Residential (1-4 family)	68,184,218	16,638,434	84,822,652	4.58
Home equity lines	75,470,348	5,543,294	81,013,642	4.19
Multifamily	17,403,263	3,556,569	20,959,832	3.65
Com Real estate subtotal	157,903,052	4,638,907	162,541,959	3.93

	414,196,985	55,022,134	469,219,119	4.20

Consumers
Consumer and installment loans	2,706,795	230,552	2,937,347	4.04
Ove Loans to individuals subtotal	59,637	7,010	66,647	4.00

	2,766,432	237,562	3,003,994	4.04

Total gross loans	$493,715,104	$65,141,865	$558,856,969	4.19

Additional regulatory guidance with regard to the specifications of the special mention risk grade stipulates that loans with this risk grade should be treated as transitory. Loans should not remain special mention for more than one year. Based on this additional guidance, we performed an extensive review of the loans identified as special mention during the second quarter of 2011, and either downgraded them to substandard or, when appropriate, moved them into acceptable with care. We continue to monitor and evaluate loans in our special mention risk grade on a monthly basis.

We do not have any potential problem loans which have not been evaluated and disclosed at September 30, 2011 or December 31, 2010. We evaluate the collectability of both principal and interest when assessing the need for a loss accrual. (For additional discussion on this evaluation refer to Note 1 and Note 3 of our 2010 Annual Report on Form10-K.)

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

During the third quarter and first nine months ended September 30, 2011, we accrued $1,738,821 and $3,839,971 in provision for loan losses compared to $3,000,992 and $5,833,810 for the same respective periods in 2010. Based on the current economic environment and the composition of our loan portfolio, the level of our charged-off loans combined with our peer bank loss experience, we considered this provision to be a prudent allocation of funds for our loan loss allowance.

Loans charged off during third quarter of 2011 and 2010 totaled $958,198 and $1,391,038, respectively. Recoveries totaled $40,377 and $61,046 for the same periods, respectively. The ratio of net charge-offs to average outstanding loans for the third quarter ended September 30, 2011 was 0.15%, compared to 0.24% in 2010. Loans charged off in the first nine months of 2011 and 2010 totaled $3,092,555 and $5,138,549, respectively. Recoveries totaled $515,784 and $250,739 for the same periods, respectively. The ratio of net charge-offs to average outstanding loans for the first nine months ended September 30, 2011 was 0.45%, compared to 0.85% in 2010. Specific reserves included in our December 31, 2010 allowance for loans charged off in the first nine months of 2011 totaled $1,077,372.

In the third quarter of 2011, approximately $103 thousand in loans charged off were related to failed real estate projects, approximately $669 thousand in loans charged off were related to failed business activities and the remaining $185 thousand were related to residential properties. In the third quarter of 2010, approximately $234 thousand in loans charged off were related to real estate development projects which were adversely impacted by the downturn in the real estate market, $207 thousand was due to failed business activities and an additional $950 thousand in charged-off balances were related to residential properties.

In the first nine months of 2011, approximately $1.1 million in loans charged off were related to failed real estate projects, approximately $839 thousand in loans charged off were related to failed business activities and the remaining $1.1 million were related to residential properties. In the first nine months of 2010, approximately $2.6 million in loans charged off were related to real estate development projects which were adversely impacted by the downturn in the real estate market, $832 thousand was due to failed business activities and an additional $1.6 million in charged-off balances were related to residential properties.

The allowance for loan losses totaled $10,301,000 at September 30, 2011, an increase of $1,263,200 or 14.0% over December 31, 2010 and $55,000 or 0.5% over September 30, 2010. The ratio of the allowance to loans, less unearned income, was 1.73% at September 30, 2011, 1.62% at December 31, 2010 and 1.83% at September 30, 2010. We believe that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in our loan portfolio at September 30, 2011. The allowance to loans ratio is supported by the level of non-performing loans, the seasoning of the loan portfolio, and the experience of the lending staff in the market.

LOAN LOSS ALLOWANCE AND LOSS EXPERIENCE

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Balance, beginning of period	$9,480,000	$8,575,000	$9,037,800	$9,300,000
Loans charged-off
Commercial	(46,150)	(77,338)	(74,870)	(112,171)
Real estate
Construction	—	(136,000)	(798,943)	(2,063,626)
Residential (1-4 family)	(374,768)	(440,740)	(641,952)	(1,095,112)
Home equity lines	(537,280)	(658,829)	(1,576,790)	(1,639,509)
Multifamily	—	—	—	—
Commercial	—	(45,000)	—	(195,000)
Consumers			—
Consumer and installment loans	—	(33,131)	—	(33,131)
Overdraft protection loans	—	—	—	—

	(958,198)	(1,391,038)	(3,092,555)	(5,138,549)

Recoveries
Commercial	4,157	7,158	14,773	66,848
Real estate
Construction	511	525	1,750	10,548
Residential (1-4 family)	30,582	8,861	182,169	10,681
Home equity lines	4,113	43,708	306,471	131,562
Multifamily	—	—	—	—
Commercial	10	—	10	29,426
Consumers
Consumer and installment loans	614	575	8,833	1,455
Overdraft protection loans	390	219	1,778	219

	40,377	61,046	515,784	250,739

Net Charge Offs	(917,821)	(1,329,992)	(2,576,771)	(4,887,810)
Provisions charged to operations	1,738,821	3,000,992	3,839,971	5,833,810

Balance, end of period	$10,301,000	$10,246,000	$10,301,000	$10,246,000

A summary of our allowance as of September 30, 2011 and December 31, 2010 by classification is as follows:

Allocation of the Allowance for Loan Losses

	September 30, 2011
	Amount	Percentage of loans in each category to total loans

Commercial	$1,912,450	17.4%
Real estate
Construction	1,955,127	21.3%
Residential (1-4 family)	2,159,657	13.4%
Home equity lines	1,930,032	12.9%
Multifamily	257,940	4.4%
Commercial	1,746,221	29.8%
Consumers
Consumer and installment loans	37,885	0.8%
Overdraft protection loans	3,764	0.0%
Unallocated	297,924

	$10,301,000	100.0%

Total loans held for investment outstanding *	$596,368,859
Ratio of allowance for loan losses to total loans held for investment	1.73%

	December 31, 2010
	Amount	Percentage of loans in each category to total loans

Commercial	$919,774	15.5%
Real estate
Construction	1,931,797	21.5%
Residential (1-4 family)	2,114,094	15.2%
Home equity lines	2,443,275	14.5%
Multifamily	146,923	3.7%
Commercial	1,308,073	29.1%
Consumers
Consumer and installment loans	84,384	0.5%
Overdraft protection loans	466	0.0%
Unallocated	89,014	n/a

	$9,037,800	100.0%

Total loans held for investment outstanding *	$558,868,227
Ratio of allowance for loan losses to total loans held for investment	1.62%

*	Total loans held for investment outstanding includes unamortized loan costs, net of deferred fees of $35,542 at September 30, 2011 and $11,258 at December 31, 2010.

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

Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings. At September 30, 2011 loans 90 days past due and still accruing totaled $75,483, loans in nonaccrual totaled $6,038,879 and nonaccrual loans classified as troubled debt restructurings totaled $107,860. At December 31, 2010 loans 90 days past due and still accruing totaled $1,130,816 and loans in nonaccrual totaled $7,583,305 and nonaccrual loans classified as troubled debt restructurings totaled $306,623. Total non-performing loans as a percentage of total loans were 1.04% and 1.61% at September 30, 2011 and December 31, 2010, respectively.

	NON-PERFORMING ASSETS

	Non-Performing Loans				Other Real Estate Owned	Total Non-Peforming Assets
	Over 90 Days and Accruing	Nonaccrual Loans	Restructured Loans	Non-Performing Loans

September 30, 2011
Commercial	$75,483	$1,882,988	$—	$1,958,471	$—	$1,958,471
Real estate
Construction	—	437,320	—	437,320	80,000	517,320
Residential (1-4 family)	—	2,460,349	107,860	2,568,209	1,946,400	4,514,609
Home equity lines	—	957,549	—	957,549	—	957,549
Multifamily	—	—	—	—	—	—
Commercial	—	276,361	—	276,361	80,000	356,361
Consumers
Consumer and installment loans	—	22,842	—	22,842	—	22,842
Overdraft protection loans	—	1,470	—	1,470	—	1,470

Total	$75,483	$6,038,879	$107,860	$6,222,222	$2,106,400	$8,328,622

December 31, 2010
Commercial	$270,728	$1,393,207	$182,000	$1,845,935	$—	$1,845,935
Real estate
Construction	240,672	1,757,752	—	1,998,424	1,190,000	3,188,424
Residential (1-4 family)	418,608	3,495,820	124,623	4,039,051	554,700	4,593,751
Home equity lines	179,992	757,585	—	937,577	—	937,577
Multifamily	—	—	—	—	—	—
Commercial	—	178,941	—	178,941	—	178,941
Consumers
Consumer and installment loans	20,816	—	—	20,816	—	20,816
Overdraft protection loans	—	—	—	—	—	—

Total	$1,130,816	$7,583,305	$306,623	$9,020,744	$1,744,700	$10,765,444

	September 30, 2011	December 31, 2010
Asset Quality Ratios:
Nonperforming loans to period end loans	1.04%	1.61%
Nonperforming assets to period end assets	0.99%	1.30%
Allowance for loan losses to nonperforming loans	165.55%	100.19%

Restructured loans are loans for which it has been determined the borrower will not be able to perform under the original terms of the loan agreement and a concession has been made to those terms that would not otherwise have been considered. If the value of a restructured loan is determined to be less than the recorded investment in the loan, a valuation allowance is created with a corresponding charge-off and any collection of interest and principal are recorded as recoveries to the allowance for loan losses until all charged-off balances are fully recovered. Measurement of the value of a restructured loan is generally based on the present value of expected future cash flows discounted at the loan’s effective interest rate, unless in the case of collateral-dependent loans, the observable market price, or the fair value of the collateral can be readily determined. Restructured loans are reevaluated periodically and additional adjustments to the carrying value may be made. In addition, if it is determined the borrower is unable to perform under the modified terms, further steps, such as a full charge-off or foreclosure may be taken. We did not have any commitments to lend additional funds on restructured loans at September 30, 2011 or December 31, 2010.

Troubled Debt Restructuring

	Commercial	Residential 1-4 Family	Real Estate Construction	Total

September 30, 2011
Balance beginning of the period	$182,000	$124,623	$—	$306,623
Investment in restructured loans
Additions during the period	—	(16,763)	—	(16,763)
Charge-off during the period	—	—	—	—
Moved to other real estate	(182,000)	—	—	(182,000)
Valuation allowance for restructured loans included in charged-off loans	—	—	—	—
Additions during the period	—	—	—	—

Restructured loans included in impaired loans end of the period	$—	$107,860	$—	$107,860

December 31, 2010
Balance beginning of the period	$182,000	$—	$356,000	$538,000
Investment in restructured loans
Additions during the period	—	124,623	—	124,623
Charge-off during the period	—	—	(41,000)	(41,000)
Valuation allowance for restructured loans included in charged-off loans			(315,000)	(315,000)
Additions during the period	—	—	—	—

Restructured loans included in impaired loans end of the period	$182,000	$124,623	$—	$306,623

Recoveries of charged-off balance
September 30, 2011	$—	$—	$—	$—
December 31, 2010	$8,000	$—	$9,000	$17,000

A loan is considered impaired when, based on current information and events; it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. In addition to loans 90 days past due and still accruing, nonaccrual loans and restructured loans, all loans risk graded doubtful or substandard qualify, by definition, as impaired. Approximately $9.3 million in loans, which had been evaluated and qualified by definition, as impaired at December 31, 2010, have been added to our impaired loans table in the notes for September 30, 2011 due to a change in methodology between the periods. This change had no impact on the allowance for loan losses.

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

	September 30, 2011
	Balance	Number
January 1,	$1,744,700	5
Balance moved into other real estate	3,459,892	13

	5,204,592	18

Write down of property charged to operations	(141,380)
Payments received after foreclosure	—
Properties sold	(2,956,812)	(10)

Balance September 30, 2011	$2,106,400	8

Gross gains of sale of other real estate	$147,369
Gross losses on sale of other real estate	(103,862)
Write down of property charged to operations	(141,380)

Net gain (loss) on other real estate	$(97,873)

	December 31, 2010
	Balance	Number
January 1,	$2,115,700	8
Balance moved into other real estate	5,617,450	13 *

	7,733,150	21

Write down of property charged to operations	(51,955)
Payments received after foreclosure	(40,665)
Properties sold	(5,895,830)	(16)

Balance December 31, 2010	$1,744,700	5

Gross gains of sale of other real estate	$409,566
Gross losses on sale of other real estate	(254,516)
Write down of property charged to operations	(51,955)

Net gain (loss) on other real estate	$103,095

*	Two units moved to other real estate in 2010 were originally held and reported as one property. During the first quarter of 2011 the property was split into two parcels to be sold separately.

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

Cash, cash equivalents and federal funds sold totaled $29.4 million as of September 30, 2011 compared to $27.4 million as of December 31, 2010. At September 30, 2011, cash, securities classified as available for sale and federal funds sold were $38.2 million or 4.9% of total earning assets, compared to $45.0 million or 5.4% of total earning assets at December 31, 2010.

In the course of operations, due to fluctuations in loan and deposit levels, we occasionally find it necessary to purchase federal funds on a short-term basis. We maintain unsecured federal funds line arrangements with five other banks, which allow us to purchase funds totaling $34.5 million. These lines mature and re-price daily. At September 30, 2011 and December 31, 2010, we had $0 in federal funds purchased.

We have access to the Federal Reserve Bank of Richmond’s discount window should a liquidity crisis occur. We have not used this facility in the past and consider it a backup source of funds.

We are also members of the Promontory Network and have access to a program through their Certificate of Deposit Account Registry Service® (“CDARS”) to use their CDARS One Way BuySM to purchase cost-effective funding without collateralization (and in lieu of generating funds through “traditional” brokered CDs or the Federal Home Loan Bank). These funds are accessed through a weekly auction. The auction typically takes place on Wednesdays, with next day settlement. There are seven maturities available ranging from 4 weeks to 5 years. If we are allotted funds in the auction, we incur no transaction fees or commissions. Although the process to compete for these deposits is different from the process for traditional brokered CDs, they are still considered brokered for Call Report purposes. These funds, which are included in our Jumbo CDs, are subject to discretionary limitations on volume that we normally would impose on traditional brokered deposits. Based on our “well capitalized” status, we are able to draw up to 15% of assets or $125.8 million from this program at September 30, 2010. We had $40.0 million on our balance sheet from this program at September 30, 2011 and $10.0 million at December 31, 2010.

We have lines of credit with the Federal Home Loan Bank of Atlanta (“FHLB”) that can equal up to 30% of our assets. Our primary line of credit (Primary) totaled approximately $69.6 million with $62.2 million available at September 30, 2011. This line is currently reduced by $6.0 million, which has been pledged as collateral for public deposits.

In February 2009, we negotiated an additional line of credit with FHLB which is secured by a portion of our loans held for sale (“LHFS”). We pledge these loans, which have been sold to FHLB approved investors, as collateral. In return, we are allowed to borrow up to 70% of these loans for 120 days. The investor remits the proceeds for the purchased loans directly to FHLB, which then releases the collateral pledged. At September 30, 2011, we had assets pledged totaling $117.3 million and advances outstanding totaled $23.0 million.

Borrowings outstanding under the combined FHLB lines of credit were $24.4 million at September 30, 2011 and $30.3 million at December 31, 2010. We had the following borrowing advances under our Primary line outstanding as of September 30, 2011, with the following final maturities:

Advance Amount	Expiration Date
1,400,420	09/28/2015

$ 1,400,420

The advance maturing in 2015 is a principal reducing credit that matures on September 28, 2015. Terms include 39 quarterly principal payments of $25 thousand beginning December 2005, with a final payment of $1.0 million in September 2015. We are utilizing this advance to match-fund several long term fixed rate loans. The interest rate for this advance is fixed at 4.96%.

In addition, we had an advance under our LHFS line with a variable rate of interest that changes daily. This advance matures December 29, 2011. The interest rate on September 30, 2011 for this advance was 0.86%.

Advance Date	Current Balance	Original Balance
09/30/2011	$23,000,000	$23,000,000

	$23,000,000	$23,000,000

We have no material commitments or long-term debt for capital expenditures at the report date. The only long-term debt is for funding loans.

Off-Balance Sheet Arrangements

We enter into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions recognized as of September 30, 2011 and December 31, 2010 were a line of credit to secure public funds and commitments to extend credit and standby letters of credit issued to customers. The line of credit to secure public funds was from the Federal Home Loan Bank for $6 million at September 30, 2011 and December 31, 2010.

We entered into an interest rate swap agreement with PNC Bank of Pittsburgh, PA on July 29, 2009, for our $10 million Trust Preferred borrowings which carries a floating interest rate of 90 day LIBOR plus 160 basis points. Under the terms of this agreement, at the end of each quarter we will swap our floating rate for a fixed rate of 3.26%. The effective date of this swap is September 30, 2010, with an expiration date of September 30, 2014. This swap will fix our interest cost on our $10 million Trust Preferred borrowings of 4.86% for five years.

Commitments to extend credit, which include rate lock commitments, amounted to $383.7 million at September 30, 2011 and $302.2 million at December 31, 2010, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

We did not have any outstanding commitments to purchase securities on September 30, 2011 or December 31, 2010.

Standby letters of credit are conditional commitments we issue guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. We had $13.6 million in outstanding standby letters of credit at September 30, 2011 and $5.8 million at December 31, 2010.

We have thirty-three non-cancelable leases for premises. The original lease terms are from one to fifty years and have various renewal and option dates.

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

The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the Bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. At September 30, 2011, the amount available was approximately $10.9 million. We currently pay a quarterly dividend on our series B noncumulative, perpetual preferred stock of 7.8%, or $390,000 per quarter. We paid our first common stock dividend in 2010. We paid common stock dividends of $477,227 in the first half of 2011 compared to $411,287 for the same period in 2010. Below is a table of our dividend history.

Common Stock Dividends

Payment Date	Per Share Dividend	Total Dividend

2011
June 22, 2011	$0.08	$477,227
2010
June 15, 2010	$0.07	$411,287
November 30, 2010	0.07	413,290

Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2011, the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2011, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. The Bank’s actual capital amounts and ratios are also presented in the table as of September 30, 2011 and December 31, 2010.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
	(Dollars in Thousands)
As of September 30, 2011
Total Risk-Based Capital Ratio
Consolidated company	$93,386	12.95%	$57,690	8.00%	N/A	N/A
Bank	$89,837	12.48%	$57,588	8.00%	$71,985	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)

Tier 1 Risk-Based Capital Ratio
Consolidated company	$84,355	11.70%	$28,839	4.00%	N/A	N/A
Bank	$80,820	11.22%	$28,813	4.00%	$43,219	6.00%
(Tier 1 Capital to Risk-Weighted Assets)

Tier 1 Leverage Ratio
Consolidated company	$84,355	10.42%	$32,393	4.00%	N/A	N/A
Bank	$80,820	9.98%	$32,393	4.00%	$40,491	5.00%
(Tier 1 Capital to Average Assets)

As of December 31, 2010
Total Risk-Based Capital Ratio
Consolidated company	$89,061	12.99%	$54,846	8.00%	N/A	N/A
Bank	$85,075	12.42%	$54,820	8.00%	$68,526	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)

Tier 1 Risk-Based Capital Ratio
Consolidated company	$80,486	11.74%	$27,423	4.00%	N/A	N/A
Bank	$76,503	11.16%	$27,410	4.00%	$41,115	6.00%
(Tier 1 Capital to Risk-Weighted Assets)

Tier 1 Leverage Ratio
Consolidated company	$80,486	9.35%	$34,424	4.00%	N/A	N/A
Bank	$76,503	8.89%	$34,424	4.00%	$43,030	5.00%
(Tier 1 Capital to Average Assets)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

MONARCH FINANCIAL HOLDINGS, INC.

/s/ Brad E. Schwartz Brad E. Schwartz Chief Executive Officer	Date: November 14, 2011

/s/ Lynette P. Harris. Lynette P. Harris Executive Vice President & Chief Financial Officer	Date: November 14, 2011