Form 10-K
period 2011-12-31
Monarch Financial Holdings, Inc.
filed 2012-03-28
CIK 1364856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 was approximately $47,020,000.

The number of shares of common stock outstanding as of March 28, 2012 was 5,981,489.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

MONARCH FINANCIAL HOLDINGS, INC.

FORM 10-K

PART I

Item 1.	Business.

Monarch Financial Holdings, Inc. (sometimes referred to herein as the “Company” or “Monarch”) is a Virginia-chartered bank holding company headquartered in Chesapeake, Virginia engaged in commercial and retail banking, investment and insurance sales, and mortgage origination and brokerage. We conduct our operations through our wholly-owned subsidiary, Monarch Bank (sometimes referred to herein as the “Bank”), and its two wholly-owned subsidiaries, Monarch Investment, LLC and Monarch Capital, LLC. We also do business in some markets as OBX Bank, Monarch Mortgage and under various names via joint ventures with other partners.

Monarch was created on June 1, 2006 through a reorganization plan, under the laws of the Commonwealth of Virginia, in which Monarch Bank became its wholly-owned subsidiary. Monarch Bank was incorporated on May 1, 1998 and opened for business on April 14, 1999 as a Virginia-chartered bank and a member of the Federal Reserve banking system. The Company has grown through de novo expansion, acquisition and the hiring of seasoned banking professionals in our target markets. While Monarch has grown rapidly in recent years, the Company strategy has been to do so profitably and without compromising asset quality.

Monarch Bank serves the needs of local businesses, professionals, corporate executives and individuals in the South Hampton Roads area of Southeastern Virginia and the Outer Banks region of Northeastern North Carolina. We operate nine banking offices, twelve residential mortgage offices and one investment services office in the cities of Chesapeake, Norfolk and Virginia Beach, Virginia. We have two full-service banking offices operating under the name “OBX Bank” and two residential mortgage offices operating under the name of “OBX Bank Mortgage” in the Outer Banks region of Northeastern North Carolina in the towns of Kitty Hawk and Nags Head. We also operate twenty-two additional residential mortgage offices outside of our primary market areas.

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

Commercial and Other Banking

Monarch operates in several integrated lines of business. Our Business Banking Group has been a core line of business since we opened. This group supports our business/commercial clients and offers both secured and unsecured commercial loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and the purchase of equipment and machinery, as well as loans secured by commercial real estate. This group also originates business deposits and related services. We have Business Banking groups in Chesapeake, Norfolk, Virginia Beach and the Outer Banks, each led by a Market President. With the hiring of a Market President for Suffolk, we have begun efforts toward expansion to that market.

Our Real Estate Finance Group has been a core line of business since we opened. This group provides the delivery of residential real estate construction, acquisition and development loans, with the majority of its focus in the 1-4 family residential markets of Hampton Roads and Northeastern North Carolina. This group supports this type of banking in all of our current markets.

Monarch has a Commercial Real Estate Finance Group specializing in underwriting commercial real estate loans, which are either financed for our balance sheet or brokered to other investors. Non-owner occupied and income producing real estate loans require a specialized approach to underwriting, structuring, and pricing. We formed this group to ensure proper risk management and customer relationships are retained with those clients that expect an experienced and well equipped banking platform. Our Commercial Real Estate Finance Group supports this type of banking in all our markets.

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

Monarch offers other services which include investment advisory services, insurance sales, safe deposit boxes, cash management services, check and bankcard services, online banking services, direct deposit of payroll and social security checks and automatic drafts for various accounts. We offer our clients access to their accounts and our banking services utilizing traditional in-office transactions as well as internet banking, remote deposit capture, and online cash management, and through more than 50 automated teller machines (ATMs) located throughout South Hampton Roads and Northeastern North Carolina.

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

Mortgage originations and sales have become a major source of revenue and net income for the Company since the formation of Monarch Mortgage in 2007, with significant growth in 2008 through 2011 due to a low interest rate environment coupled with government stimulus to the mortgage marketplace. We manage the majority of our interest rate risk by locking in the interest rate for each mortgage loan with our correspondents and borrowers at the same time. When markets are favorable, a small portion of our mortgage loans are included in a mandatory delivery program which utilizes pairing of agency securities with pool of loans to manage interest rate risk. We do not currently have any loans in a mandatory delivery program.

As a mortgage lender, Monarch Mortgage underwrites mortgage loans for our clients to be sold in the secondary market or booked on our balance sheet. Monarch Mortgage currently has offices with locations in Alexandria, Chesapeake, Fairfax, Fredericksburg, Manassas, Midlothian, Norfolk, Oakton, Reston, Richmond, Virginia Beach and Woodbridge, Virginia; Bowie, Crofton, Dunkirk, Greenbelt, Rockville, Towson and Waldorf, Maryland; Charlotte, Kitty Hawk, Mooresville, Nags Head and Wilmington, North Carolina; and Greenwood, South Carolina. Monarch Mortgage originates and sells loans under two different financial models. All the offices in Maryland, and the majority of the offices in Northern Virginia, North Carolina and South Carolina, operate as fee-based offices, with each office paying a per loan processing fee along with a percentage of net income to Monarch Mortgage, with the remaining net income or loss of each office the responsibility of each office’s manager or management team. The fee-based office model allows Monarch Mortgage to attract quality entrepreneurial leaders focused on their bottom line. The loan fees from these operations lower the cost basis and breakeven volume for the Virginia operations while reducing the downside risk of startup and operating losses. The remaining Virginia and OBX Bank mortgage offices are traditional operations with the profits and losses accruing to Monarch Mortgage.

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

Our Market Areas

Commercial and Other Banking

Monarch operates in the Virginia Beach-Norfolk-Newport News, VA-NC MSA, more commonly known as Greater Hampton Roads. The Greater Hampton Roads area includes the cities of Virginia Beach, Norfolk, Newport News, Chesapeake, Hampton, Portsmouth and Suffolk, and is the 2nd largest MSA in Virginia and the 5th largest MSA in the Southeast with a population of approximately 1.7 million people as of July 2011. Greater Hampton Roads has a diversified economy that includes military, tourism, government, education, shipping, healthcare and professional services which has resulted in lower unemployment rates when compared to the overall United States. As of November 2011, the unemployment rate for the Greater Hampton Roads area was 7.0% compared to 8.6% for the U.S. and on December 2010 the unemployment rate for the Greater Hampton Roads area was 6.7% compared to 9.4% for the U.S.

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

South Hampton Roads, with a population of over one million people as of July 2010, has experienced steady growth in recent years and is one of the largest metropolitan areas in Virginia. The area has a significant military base presence with all of the U.S. armed forces represented in the area. The most notable military base is Naval Station Norfolk, the largest naval installation in the world. Norfolk is also the home of the Port of Hampton Roads, the third largest volume port on the East Coast in terms of general cargo. The presence of the military and port provide stability to the market and help the area weather market downturns in other sectors of the local economy. We currently concentrate our operations and have banking offices in Chesapeake, Virginia Beach and Norfolk, Virginia.

•

Chesapeake – Chesapeake’s population was 222,209 as of July 1, 2010. It is one of the 100 largest cities in the United States and the third largest city by population and the second largest city by land mass, in Virginia. Chesapeake’s median household income is $67 thousand. Chesapeake’s major industries include manufacturing, maritime and military related industries, oil and petroleum businesses, and an increasing number of back office service and support centers. Our headquarters is located in Chesapeake, in addition to two banking offices, one investment office and three mortgage offices.

•

Virginia Beach – with a population of 437,994 as of July 1, 2010, is the most populous city in Virginia and the 39th largest city in the United States. Virginia Beach’s median household income is $63 thousand. Virginia Beach’s major industries include tourism, retail and wholesale trade, light manufacturing and military related industries. Virginia Beach demographics make it an attractive market for banking services. We operate five banking offices and two mortgage offices in the Hilltop, Kempsville, Lynnhaven, Oceanfront and Town Center areas of Virginia Beach.

•

Norfolk – with a population of 242,803 as of July 1, 2010, is the second largest city by population in Virginia. Norfolk is a cultural, industrial, business and medical center which is known for its large natural harbor and hosts the area’s international airport. Norfolk’s median household income is $42 thousand. We operate two banking offices and three mortgage offices in the city of Norfolk.

•

Suffolk – with a population of 84,585 as of July 1, 2010, is the largest city by land mass in Hampton Roads. Suffolk’s economy is a diverse mixture of agriculture and manufacturing, industrial and retail businesses. The median household income is $58 thousand. We are currently in the process of expansion into Suffolk.

The Outer Banks region primarily consists of Currituck and Dare counties on North Carolina’s northeast coast and is a natural extension of our South Hampton Roads market. Currituck County is a part of the Virginia Beach-Norfolk-Newport News, VA-NC MSA. We operate two banking offices under the name “OBX Bank” in the town of Kitty Hawk and Nags Head, North Carolina.

•

Currituck County – has a population of 23,547 as of July 1, 2010, has experienced total population growth of 29.5% and is the 72nd fastest growing county in the United States. Currituck County has a median household income of $51 thousand.

•	Dare County – has a population of 33,920 as of July 1, 2010, has experienced total population growth of 13.2% since 2000. Dare County has a median household income of $54 thousand.

Mortgage Banking

Our mortgage offices outside of the Hampton Roads and Outer Banks markets are all located for the convenient delivery and sales of residential mortgage loans. We have additional mortgage offices in Towson, Rockville (2), Greenbelt, Dunkirk, Crofton, Bowie, and Waldorf, Maryland; Charlotte (2), Kitty Hawk, Nags Head and Wilmington, North Carolina; Greenwood, South Carolina; Richmond, Midlothian, Reston, Oakton, Fairfax, Fredericksburg, Woodbridge, and Manassas, Virginia.

Employees

As of February 15, 2011, the Company and its subsidiaries had five hundred, sixty-one (561) full-time and eighteen (18) part-time employees. None of our employees are represented by any collective bargaining agreements, and relations with employees are considered excellent.

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

We use a management loan committee and a directors’ loan committee to approve loans. The management loan committee is comprised of members of management, and the directors’ loan committee is composed of six directors, of which four are independent directors. Both committees approve new, renewed and or modified loans that exceed officer loan authorities. The directors’ loan committee also reviews any changes to our lending policies, which are then approved by our board of directors.

Construction and Development Lending

We make construction loans, primarily residential, and land acquisition and development loans. The construction loans are secured by residential houses under construction and the underlying land for which the loan was obtained. The average life of a construction loan is typically less than 12 months. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or home under construction, which value is estimated prior to the completion of construction. Therefore, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, we generally limit loan amounts to 75% to 85% of appraised value, in addition to analyzing the creditworthiness of our borrowers. We also obtain a first lien on the property as security for our construction loans and typically require personal guarantees from the borrower’s principal owners.

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

Mortgage Banking Lending Activities

Through our mortgage division Monarch Mortgage, for our own portfolio, we offer mortgages and construction loans to individual borrowers. Mortgages typically have initial resets in five years or less and are structured for a potential later sale on the secondary market. Our construction permanent loan program offers individual clients, typically working with a custom builder, a residential construction loan with the ability to sell the loan on the secondary market once complete through Monarch Mortgage. All other residential mortgage loans originated by Monarch Mortgage are sold to investors on the secondary market.

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

Competition in our target market area for loans to businesses, professionals and consumers is very strong. Many of our competitors have substantially greater resources and lending limits than us and offer certain services, such as extensive and established banking office networks and other services that we cannot provide. Moreover, larger institutions operating in the South Hampton Roads have access to borrowed funds at a lower cost than us. Several community banks are headquartered in our trade market areas. Several regional and super-regional banks, as well as a number of large credit unions, also have offices in our market area. Competition among institutions for deposits in the area remains strong.

Factors affecting the competition for bank loans and deposits are interest rates and terms offered, number and location of banking offices and types of products offered, as well as the reputation of the institution. The advantages we have over our competition include experienced and dedicated employees, our Market President structure, long-term customer relationships, strong historical financial performance, a commitment to excellent customer service, experienced management and directors, and the support and involvement in the communities that we serve. We focus on providing products and services to individuals, professionals, and small to medium-sized businesses within our communities. According to FDIC deposit data as of June 30, 2011, Monarch Bank was ranked 9th in deposit market share with 3.02% of the $22 billion in deposits in the Greater Hampton Roads market. OBX Bank was ranked 4th in deposit market share with 8.15% of the $1.8 billion in deposits in the Outer Banks market. The top five banks in our markets together control 75% of the total deposits in the Greater Hampton Roads market and the top three banks together control 62% of the total deposits in the Outer Banks, providing us with ample opportunity to continue to grow our market share.

Mortgage Banking

Factors affecting competition for our mortgage banking operations are our status as a mortgage lender as opposed to being a mortgage broker, the number and location of mortgage offices and types of loan programs offered, as well as the reputation of Monarch and our mortgage loan officers. Our advantages over the competition include experienced and dedicated employees, long-term customer and referral relationships, local and experienced underwriting, a commitment to excellent customer service, experienced management, and the support and involvement in the communities that we serve. We focus on residential mortgage loan origination and placement in the secondary market.

Supervision and Regulation

General

As a financial holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Federal Reserve. Other federal and state laws govern the activities of our bank subsidiary, Monarch Bank, including the activities in which it may engage, the investments that it makes, the aggregate amount of loans that it may grant to one borrower, the amount of capital it must retain, and the dividends it may declare and pay to us. Monarch Bank is also subject to various consumer and compliance laws. As a state-chartered bank, Monarch Bank is primarily subject to regulation, supervision and examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission and the Federal Reserve Board of Richmond. Monarch Bank also is subject to regulation, supervision and examination by the FDIC.

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

Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law in July 2010, incorporating numerous financial institution regulatory reforms. Many of these reforms will be implemented over the course of 2011 and beyond through regulations to be adopted by various federal banking and securities regulatory agencies. The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its provisions do not directly impact community-based institutions like the Bank. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Bank either because of exemptions for institutions below a certain asset size or because of the nature of the Bank’s operations. Provisions that could impact the Bank include the following:

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

•

Interchange Fees. The Dodd-Frank Act requires the Federal Reserve to set a cap on debit card interchange fees charged to retailers. While banks with less than $10 billion in assets, such as the Bank, are exempted from this measure, all banks could be forced by market pressures to lower their interchange fees or face potential rejection of their cards by retailers.

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

Regarding capital requirements…

The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, which may result in more stringent capital requirements. Under the Collins Amendment to the Dodd-Frank Act, federal regulators have been directed to establish minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis. These minimum requirements can’t be less than the generally applicable leverage and risk-based capital requirements established for insured depository institutions nor quantitatively lower than the leverage and risk-based capital requirements established for insured depository institutions that were in effect as of July 21, 2010. These requirements in effect create capital level floors for bank holding companies similar to those in place currently for insured depository institutions. The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2013. Accordingly, our trust preferred securities will continue to qualify as Tier 1 capital.

Regarding FDIC insurance and assessments…

The FDIC is required to maintain a designated minimum ratio of the DIF to insured deposits in the United States. The Dodd Frank Act requires the FDIC to assess insured depository institutions to achieve a DIF ratio of at least 1.35 percent by September 30, 2020. The FDIC has adopted new regulations that establish a long-term target DIF ratio of greater than two percent. Deposit insurance assessment rates are subject to change by the FDIC and will be impacted by the overall economy and the stability of the banking industry as a whole.

Pursuant to the Dodd Frank Act, FDIC insurance coverage limits were permanently increased to $250,000 per customer. The Dodd Frank Act also provides for unlimited FDIC insurance coverage for noninterest-bearing demand deposit accounts for a two year period beginning on December 31, 2010 and ending on December 31, 2012.

The Dodd Frank Act also changed the methodology for calculating deposit insurance assessments by changing the assessment base from the amount of an insured depository institution’s domestic deposits to its total assets minus tangible equity. On February 7, 2011, the FDIC issued a new regulation implementing revisions to the assessment system mandated by the Dodd Frank Act. The new regulation was effective April 1, 2011 and was reflected in the June 30, 2011 FDIC fund balance and the invoices for assessments due September 30, 2011. As a result of the new regulations, our annual deposit insurance assessments are lower than before the regulation. While the burden on replenishing the DIF will be placed primarily on institutions with assets of greater than $10 billion, any future increases in required deposit insurance premiums or other bank industry fees could have a significant adverse impact on our financial condition and results of operations.

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

Regarding debit card interchange fees…

One provision of the Financial Reform Act requires the Federal Reserve to set a cap on debit card interchange fees charged to retailers. In June 2011, the Federal Reserve issued a final rule capping the fee at a level below the average that banks were currently charging. While banks with less than $10 billion in assets (such as the Bank) are exempted from this measure, as a practical matter we expect that all banks could be forced by market pressures to lower their interchange fees or face potential rejection of their cards by retailers. As a result, our debit card revenue could be adversely impacted.

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

Federal Deposit Insurance Corporation

Our deposits are insured by the Deposit Insurance Fund, as administered by the FDIC, to the maximum amount permitted by law. The Emergency Economic Stabilization Act of 2008 (“EESA”), as amended by the Helping Families Save Their Homes Act of 2009, temporarily increased the limit on FDIC coverage to $250 thousand for all accounts through December 31, 2013. Additionally, on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, the Secretary of the Treasury signed the systemic risk exception to the FDI Act, enabling the FDIC to establish its Temporary Liquidity Guarantee Program (“TLGP”). Under the transaction account guarantee program of the TLGP, the FDIC fully guaranteed, until June 30, 2010 but later extended until December 31, 2011, all non-interest bearing transaction accounts, including NOW accounts with interest rates of 0.5 percent or less and IOLTAs (lawyer trust accounts). The TLGP also guaranteed all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009 with a stated maturity greater than 30 days.

Section 335 of the Dodd-Frank Act made permanent the standard maximum deposit insurance (“SMDI”) coverage of $250,000. On November 15, 2010 the FDIC published a final rule to implement Section 343 of the Dodd-Frank Act (“Section 343”). Section 343 amended the deposit insurance provisions of the Federal Deposit Insurance Act (“FDI Act”) to provide temporary unlimited and separate insurance coverage for noninterest-bearing transaction accounts, defined as “a deposit or account maintained at an insured institution with respect to which interest is neither accrued nor paid”. On December 29, 2010, the FDIC adopted a final rule amending the FDI Act to extend the temporary unlimited deposit insurance to Interest on Lawyers Trust Accounts (“IOLTAs”) for two years starting December 31, 2011. Section 627 of the Dodd-Frank Act allowed insured depository institutions to begin paying interest on demand deposit accounts, effective July 21, 2011 but requires institutions that modify the terms of demand deposit accounts to pay interest must notify affected customers that the account no longer will be eligible for unlimited deposit insurance coverage as a noninterest-bearing transaction account.

On February 7, 2010 the FDIC issued a final rule to implement revisions to the FDI Act made by the Dodd-Frank Act by modifying the definition of an institution’s deposit insurance assessment base; to change the assessment rate adjustments; to revise the deposit insurance assessment rate schedules in light of the new assessment base and altered adjustments and to revise the large insured depository institution assessment system to better differentiate for risk and better take into account losses from large institution failures. The final rule took effect for the quarter beginning April 1, 2011, and was reflected in the June 30, 2011 fund balance and the invoices for assessments due September 30, 2011. This rule reduced the assessments of smaller banks like Monarch Bank. On November 17, 2009 the FDIC had amended it regulations requiring all insured institutions, including Monarch Bank, to prepay their FDIC premiums for the fourth quarter of 2009 and all of 2010 through 2012. The prepaid assessments for these periods were collected on December 31, 2010. This represented a charge of approximately $3.5 million with $3.2 million to be spread over the next three years. At December 31, 2011, approximately $1.6 million of this prepayment remained. It is not clear at this time, how the final rule will impact the accuracy of our prepaid assessment.

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

Other Regulations

We are subject to a variety of other regulations. State and federal laws restrict interest rates on loans, potentially affecting our income. The Truth in Lending Act and the Home Mortgage Disclosure Act impose information requirements on us in making loans. The Equal Credit Opportunity Act prohibits discrimination in lending on the basis of race, creed, or other prohibited factors. The Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act govern the use and release of information to credit reporting agencies. The Truth in Savings Act requires disclosure of yields and costs of deposits and deposit accounts. The Secure and Fair Enforcement for Mortgage Licensing Act requires that mortgage loan originators employed by “Agency-regulated” institutions be registered with the National Mortgage Licensing System and Registry. Other acts govern confidentiality of consumer financial records, automatic deposits and withdrawals, check settlement, endorsement and presentment, and disclosure of cash transactions exceeding $10 thousand to the Internal Revenue Service.

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

Our profitability depends in substantial part on our net interest margin, which is the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Our net interest margin depends on many factors that are partly or completely outside of our control, including competition, monetary and fiscal policies, and economic conditions generally. Our net interest margin is impacted when the Federal Reserve increases or decreases interest rates, due to our loan and deposit maturities and structure. We anticipate that our profitability will continue to hold in the current rate environment by our ability to control the costs of deposits and other borrowings which are used to fund loans. We try to minimize our exposure to interest rate risk, but we are unable to completely eliminate this risk.

Changes in our delivery method for loans held for sale may impact profitability.

We manage the majority of our interest rate risk by locking in the interest rate for each mortgage loan with our correspondents (investors) and borrowers at the same time, which is a “best efforts” delivery system. From time to time we may modify the delivery system on a small portion of our mortgage loans to incorporate a “mandatory delivery” process. Under the mandatory delivery system the interest rate risk associated with a rate lock on a mortgage loan shifts from the investor back to our Company. Therefore, to the extent we adopt the mandatory delivery system our interest income could be adversely impacted if mortgage rates were to become volatile. There were no mandatory delivery commitments at year end.

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

Our long-term goal is to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period so that we may reasonably predict our net interest margin; however, interest rate fluctuations, loan prepayments, loan production and deposit flows are constantly changing and influence our ability to maintain this neutral position. Generally speaking, our earnings will be more sensitive to fluctuations in interest rates the greater the variance in the volume of assets and liabilities that mature or re-price in any period. The extent and duration of the sensitivity will depend on the cumulative variance over time, the velocity and direction of interest rates, and whether we are more asset sensitive or liability sensitive. Accordingly, we may not be successful in maintaining this neutral position and, as a result, our net interest margin may suffer, which will negatively impact our earnings. Based on our asset and liability position at December 31, 2011, a rise or decline in interest rates would have limited impact on our net interest income in the short term

We rely heavily on our management team and the unexpected loss of any of those personnel could adversely affect our operations; we depend on our ability to attract and retain key personnel.

We are a client-focused and relationship-driven organization. We expect our future growth to be driven in a large part by the relationships maintained with our clients by our executive and senior lending officers. We have entered into an employment agreement with Mr. Schwartz, Chief Executive Officer of the Company, E. Neal Crawford, Jr., Executive Vice President of the Company and President of Monarch Bank, and William T. Morrison, Executive Vice President and Chief Executive Officer of Monarch Mortgage. The existence of such agreements, however, does not necessarily ensure that we will be able to continue to retain their services. Several other members of management currently have employment agreements to retain their services. The unexpected loss of key employees could have a material adverse effect on our business and possibly result in reduced revenues and earnings.

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

Deteriorating economic conditions may also cause home buyers to default on their mortgages. In addition, if it is proven that the borrower failed to provide full and accurate information on or related to their loan application or that appraisals have not been acceptable or the loan was not underwritten in accordance with the loan program specified by the loan investor, Monarch may be required to repurchase the loan or provide financial settlement to the investor. Such repurchases or settlements would also adversely affect our net income.

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

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. As of December 31, 2011, $522.8 million, or 86.0% of our loans held for investment were secured by real estate (both residential and commercial). A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our clients’ ability to pay these loans, which in turn could negatively impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

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

Dramatic declines in the housing market over the past years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of all types of loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced or ceased providing funding to borrowers. This tightening of credit led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets adversely affected our business and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. While some of these conditions improved in 2011, a worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

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

As of March 1, 2012, our directors and executive officers beneficially owned approximately 627,095 shares or 10.21% of our common stock. Accordingly, such persons will be in a position to exercise substantial influence over our affairs and may impede the acquisition of control by a third party. We cannot assure investors that the interests of our directors and executive officers will always align precisely with the interests of the holders of our common stock.

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

Competition in our target market area for loans to businesses, professionals and consumers is very strong. Most of our competitors have substantially greater resources and lending limits than us and offer certain services, such as extensive and established banking office networks and trust services that we cannot provide. Moreover, larger institutions operating in South Hampton Roads have access to borrowed funds at a lower cost than is available to us. Several community banks are headquartered in our trade areas. Several regional and super-regional banks, as well as a number of large credit unions, also have banking offices in our market area. Competition among institutions for checking and saving deposits in the area is intense.

Our legal lending limit may limit our growth.

We are limited in the amount we can lend to a single borrower by the amount of our capital. Generally, under current law, we may lend up to 15% of the unimpaired capital and surplus, of Monarch Bank, to any one borrower. As of December 31, 2011, we were allowed to lend approximately $13.8 million to any one borrower and maintained an in-house limit of $11.0 million to any one borrower. This amount is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We can accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not efficient or always available. We may not be able to attract or maintain clients seeking larger loans or may not be able to sell participations in such loans on terms we consider favorable.

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

On July 21, 2010, President Obama signed the Dodd-Frank Act, which represented a significant overhaul of many aspects of the regulation of the financial services industry. Among other things, the Dodd-Frank Act created a new federal Consumer Financial Protection Bureau (“CFPB”), tightened capital standards, imposed clearing and margining requirements on many derivatives activities, and generally increased oversight and regulation of financial institutions and financial activities.

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

Corporate Headquarters

1435 Crossways Blvd., Chesapeake, VA (owned)

Monarch Bank Offices

1034 S. Battlefield Boulevard, Chesapeake, VA (owned)

750 Volvo Parkway, Chesapeake, VA (land leased, building owned)

1635 Laskin Road, Virginia Beach, VA (leased)

100 Lynnhaven Parkway, Virginia Beach, VA (leased)

3701 Pacific Avenue, Suite 100, Virginia Beach, VA (leased)

5225 Providence Road, Virginia Beach, VA (leased)

4216 Virginia Beach Boulevard, Virginia Beach, VA (leased)

500 W. 21st Street, Norfolk, VA (owned)

101 W. Main Street, Suite 1000, Norfolk, VA (leased)

OBX Bank Offices

4629 North Croatan Highway, Kitty Hawk, NC (land leased, building owned)

2525 South Croatan Highway, Nags Head, NC (land leased, building owned)

Monarch Mortgage Offices

2809 S. Lynnhaven Road, Suite 200, 310 and 350, Virginia Beach, VA (leased) (headquarters)

1034 S. Battlefield Boulevard, Chesapeake, VA (owned)

636 Cedar Rd, Chesapeake, VA (leased)

750 Volvo Parkway, Chesapeake, VA (land leased, building owned)

101 W. Main Street, Suite 1000, Norfolk, VA (leased)

809 E. Ocean View Avenue, Norfolk, VA (leased)

701 W. 21st Street, Norfolk, VA (leased)

500 W. 21st Street, Norfolk, VA (owned)

222 Central Park Avenue, Suite 1560, Virginia Beach, VA (leased)

1635 Laskin Road, Virginia Beach, VA (leased)

100 Lynnhaven Parkway, Virginia Beach, VA (leased)

3701 Pacific Avenue, Suite 100, Virginia Beach, VA (leased)

510 King Street, Suite 410, Alexandria, VA (leased)

4035 Ridge Top Road, Suite 250, Fairfax, VA (leased)

1320 Central Park Blvd, Suite 214 and 215, Fredericksburg, VA (leased)

10611 Balls Ford Road, Suite 130, Manassas, VA (leased)

14700 Village Square Place, Midlothian, VA (leased)

3050 Chain Bridge Road, Suite 300, Oakton, VA (leased)

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

6301 Ivy Lane, Suite 206, Greenbelt, MD (leased)

600 Jefferson Plaza, Suites 360 and 400, Rockville, MD (leased)

100 West Road, Suite 203, Towson, MD (leased)

2670 Crain Highway, Suite 407, Waldorf, MD (leased)

4520 Mint Hill Village Lane, Suites 205, 206, 207, and 208, Charlotte, NC (leased)

6555 Old Monroe Road, Suite A, Charlotte, NC (leased)

4629 North Croatan Highway, Kitty Hawk, NC (land leased, building owned)

111-C Raceway Drive, Mooresville, NC (leased)

2525 South Croatan Highway, Nags Head, NC (land leased, building owned)

1427 Military Cutoff Road, Suite 207, Wilmington, NC (leased)

4022 Old Bridge Road, Unit B, Southport, NC (leased)

224-A West Cambridge Avenue, Greenwood, SC (leased)

Monarch Capital Offices

101 W. Main Street, Suite 1000, Norfolk, VA (leased)

Coastal Home Mortgage Offices

4104 Holly Road, Suite 101, Virginia Beach, VA (leased)

Monarch Home Funding, LLC

500 W. 21st Street, Norfolk, VA (leased)

Regional Home Mortgage, LLC

1112-G Eden Way North, Chesapeake, VA (leased)

401 N. Great Neck Road, Suite 126, Virginia Beach, VA (leased)

Real Estate Security Agency, LLC

501 Baylor Court, Suite 150, Chesapeake, VA (leased)

Item 3.	Legal Proceedings.

There are no legal proceedings pending against the Company. In the ordinary course of our operations, we become party to various legal proceedings. Currently, we are not party to any material legal proceedings, and no such proceedings are, to management’s knowledge, threatened against us.

Item 4.	Mine Safety Disclosure – None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is listed on the NASDAQ Capital Market under the symbol MNRK. As of March 16, 2012, there were 1,965 known holders of Common Stock.

The table below presents the high and low sales prices for our Common Stock for the past two years. Market values are shown per share and are based on the shares outstanding, on a split adjusted basis, for 2011 and 2010.

Market Price for	2011
Common Stock	High	Low
4th Quarter	$8.35	$6.45
3rd Quarter	8.10	5.96
2nd Quarter	8.25	7.12
1st Quarter	8.85	7.80

Market Price for	2010
Common Stock	High	Low
4th Quarter	$8.59	$7.61
3rd Quarter	8.75	6.84
2nd Quarter	8.86	6.95
1st Quarter	8.22	6.10

Dividend Policy

We paid semi-annual cash dividends of $0.08 per share on our Common Stock in June and November of 2011. We are subject to certain restrictions imposed by the reserve and capital requirements of Federal and Virginia banking statutes and regulations. See Item 1. Business – Supervision and Regulation – Dividends on page 11. In addition, holders of our 7.80% Series B Noncumulative Convertible Perpetual Preferred Stock have a priority on the receipt of dividends relative to the holders of our Common Stock. If we have not declared and paid or set aside for full payment of the quarterly dividends on the Series B Preferred Stock for a particular dividend period, we may not declare or pay dividends on our Common Stock during the next succeeding dividend period. The final determination of the timing, amount and payment of dividends is at the discretion of our board of directors and is dependent upon our and our subsidiaries’ earnings, principally Monarch Bank, our financial condition and other factors, including general economic conditions and applicable governmental regulations and policies. Thus, there can be no assurance of when, and if, we will continue to pay cash dividends on our Common shares.

Repurchases

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchases	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
September 16, 2011 - September 19, 2011	1,700	$6.64	1,700	178,300
October 21, 2011 - October 31, 2011	3,900	$7.42	3,900	174,400
November 1, 2011 - November 30, 2011	23,300	$7.85	23,300	151,100
December 1, 2011 - December 7, 2011	2,500	$7.55	2,500	148,600

On September 12, 2011 we announced a program to repurchase up to three percent of our outstanding common stock, or approximately 180,000 shares. Repurchases were to be conducted through open market purchases or privately negotiated transactions. There is no expiration date for the repurchase program. We repurchased 29,700 shares of our Common Stock during the three months ended December 31, 2011, at an average price of $7.77 per share. Total cost less commissions for these repurchases was $230,639. We did not redeem any shares of our preferred stock during the three months ended December 31, 2011.

Item 6.	Selected Financial Data.

The following consolidated summary sets forth our selected financial data for the periods and at the dates indicated. The selected financial data have been derived from our audited financial statements for each of the five years that ended December 31, 2011, 2010, 2009, 2008 and 2007.

	At or For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except ratios and per share amounts)
Balance Sheet Data:
Assets	$908,477	$825,583	$689,569	$597,198	$503,164
Loans held for sale (HFS)	211,555	175,388	78,998	54,369	18,792
Loans held for investment (HFI), net of unearned income	607,612	558,868	537,700	504,712	419,153
Deposits	740,092	705,662	540,039	496,086	389,704
Total common stockholders’ equity	56,233	51,568	47,908	45,077	36,548
Total stockholders’ equity	76,233	71,568	67,908	59,777	36,548
Average shares outstanding, basic (1)	5,956,075	5,715,532	5,661,284	5,213,096	4,814,738
Average shares outstanding, diluted (1)	8,470,921	5,836,297	5,784,592	5,292,232	5,019,221
Results of Operations:
Interest Income	$40,420	$39,273	$32,518	$30,867	$30,939
Interest Expense	6,797	8,798	10,421	14,716	14,487
Net Interest Income	33,623	30,475	22,097	16,151	16,452
Provision for loan losses	6,320	8,639	5,184	5,014	976
Net interest income after provision for loan losses	27,303	21,836	16,913	11,137	15,476
Non-interest income	54,746	53,400	35,676	19,804	8,192
Non-interest expenses	71,044	65,480	45,076	29,023	18,812
Income before income taxes	11,005	9,756	7,513	1,918	4,856
Income tax expense	3,419	3,544	2,453	505	1,533
Net income	7,586	6,212	5,060	1,413	3,323
Net income attributable to noncontrolling interests	(460)	(263)	(204)	(281)	(165)
Net income attributable to Monarch Financial Holdings, Inc.	7,126	5,949	4,856	1,132	3,158
Accretion of discount	—	—	219	—	—
Dividends on preferred stock	1,560	1,560	844	25	—
Net income available to common stockholders	5,566	4,389	3,793	1,107	3,158
Per Common Share Data:
Net income, basic	$0.93	$0.77	$0.67	$0.21	$0.66
Net income, diluted	0.84	0.75	0.66	0.21	0.63
Book value at period end	9.37	8.64	8.17	7.86	7.57
Tangible book value at period end	9.17	8.40	7.90	7.55	7.17
Asset Quality Ratios:
Non-performing assets to total assets	0.85%	1.30%	1.40%	1.35%	0.08%
Non-performing loans to period end loans (HFI)	0.72%	1.61%	1.40%	1.49%	0.10%
Net Charge-offs (recoveries) to average loans	0.93%	1.61%	0.76%	0.20%	0.06%
Allowance for loan losses to period-end loans (HFI)	1.63%	1.62%	1.73%	1.59%	0.95%
Allowance for loan losses to nonperforming loans	225.94%	100.19%	123.15%	107.19%	958.07%
Selected Ratios :
Return on average assets	0.88%	0.76%	0.75%	0.20%	0.76%
Return on average equity	9.66%	8.59%	7.55%	2.66%	8.86%
Efficiency ratio (2)	80.20%	77.90%	77.70%	80.20%	76.33%
Noninterest income to operating revenue (3)	61.95%	63.71%	61.72%	55.08%	33.24%
Net interest margin (tax adjusted) (4)	4.51%	4.22%	3.64%	3.15%	4.27%
Equity to assets	8.39%	8.67%	9.85%	10.01%	7.26%
Tier 1 risk-based capital ratio	11.17%	11.74%	12.97%	13.53%	9.22%
Total risk-based capital ratio	12.42%	12.99%	14.23%	14.79%	10.05%

(1)	Amounts have been adjusted to reflect all Common Stock splits and dividends as of December 31, 2011. In 2011 diluted shares assumes the conversion of our non-cumulative perpetual preferred shares to common stock. Prior years do not include this assumption.
(2)	The efficiency ratio is a key performance indicator of the Company’s industry. We monitor this ratio in tandem with other key indicators for signals of potential trends that should be considered when making decisions regarding strategies related to such areas as asset liability management, business line development, and growth and expansion planning. The ratio is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income, net of any securities gains or losses. It is a measure of the relationship between operating expenses to earnings. See “Critical Accounting Policies” on page 48 for additional information.
(3)	Operating revenue is defined as net interest income plus non-interest income.
(4)	Net interest margin is calculated as net interest income divided by total average earning assets and reported on a tax equivalent basis at a rate of 34%.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

The purpose of this discussion is to provide information about the major components of our results of operations and financial condition, liquidity and capital resources. The discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes to assist in the evaluation of our 2011 performance.

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

ANALYSIS OF OPERATING RESULTS

NET INCOME

Our consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, after all significant intercompany transactions have been eliminated. Net income attributable to our noncontrolling interests of $459,753 and $262,596, respectively, are deducted for the years ended December 31, 2011 and 2010, after the income tax provision, to arrive at net income attributable to Monarch Financial Holdings, Inc. The ensuing references and ratios are related to net income attributable to Monarch Financial Holdings, Inc., (hereon referred to as “net income”) after net income attributable to noncontrolling interest has been deducted.

	2011	2010
Income before taxes	$11,004,057	$9,756,519
Income tax provision	(3,418,692)	(3,544,532)

Net income	7,585,365	6,211,987
Less: Net income attributable to noncontrolling interest	(459,753)	(262,596)

Net income attributable to Monarch Financial Holdings, Inc.	$7,125,612	$5,949,391

We reported net income for December 31, 2011 of $7,125,612, compared to $5,949,391 for December 31, 2010. Our basic earnings per share were $0.93 and $0.77 for the years ended December 31, 2011 and 2010, respectively. Diluted earnings per share were $0.84 for December 31, 2011, and $0.75 for December 31, 2010.

Two important and commonly used measures of profitability are return on assets (net income as a percentage of average total assets) and return on stockholders’ equity (net income as a percentage of average stockholders’ equity). Our returns on average assets were 0.88% and 0.76% for the years ended December 31, 2011, and 2010, respectively. The returns on average stockholders’ equity were 9.66%, and 8.59% for the same time periods.

Net income for the year ended December 31, 2011 was $7,125,612, an increase of 22.1% compared to 2010. This growth was attributable to an increase in both net interest income and non-interest income as well as a reduction in loan loss provision, when compared to 2010. Net income available to common stockholders, which is net of preferred stock dividends of $1,560,000 in both periods presented, was $5,565,612 at December 31, 2011, compared to $4,389,391 in 2010.

Net interest income increased $3.1 million or 10.3% to $33.6 million in 2011 compared to 2010. Earning asset growth coupled with lower cost liabilities were the source of this increase. Loans held for sale increased $36.1 million and loans held for investment grew $48.7 million, year over year. Average outstanding loans held for investment increased $28.9 million while average loans held for sale decreased $17.6 million. The combined yield on these assets improved 6 basis points. Deposits increased $34.4 million year over year and average outstanding deposits outstanding increased $82.0 million. The overall costs associated with deposits declined 39 basis points. Although total borrowings increased $40.6 million, year over year, average outstanding borrowings declined $56.0 million, thereby reducing interest expense to further benefit net interest income.

Non-interest income increased $1.3 million to $54.7 million in 2011. Our primary source of non-interest income is mortgage banking income, which increased $857 thousand, or 1.7% for a total of $51.4 million. Our mortgage division, operating under the name of Monarch Mortgage delivered strong production. Other non-interest income increased $516 thousand in 2011 compared to 2010. Included in other non-interest income are net proceeds from bank owned life insurance (BOLI) totaling $421,010.

Non-interest expenses increased $5.6 million to $71.0 million in 2011, compared to $65.5 million in 2010. The majority of these increases were in salaries and benefits, occupancy, loan origination expenses, marketing, data processing, and professional fees. These increases were due to several factors which include loan growth, regulatory changes and operational upgrades and expansion.

Our provision for loan losses was $6.3 million in 2011, $2.3 million, or 26.9% less than our 2010 provision of $8.6 million. At the same time net charge offs were $5.4 million, a decrease in net losses of $3.4 million or 39.0% compared to $8.9 million one year prior. Our allowance for future losses increased $892 thousand in 2011. The provision is a function of loan portfolio management in that management seeks to provide for future losses inherent in the existing portfolio and in new loan growth by utilizing various metrics including but not limited to, loss history, economic conditions and industry trends. It requires a great deal of judgment and is a primary focus of our management team.

The net effect on 2011 pre-tax and pre-noncontrolling interest income was an increase of 12.8%, or $1,247,538, to $11,004,057 compared to $9,756,519 in 2010.

NET INTEREST INCOME

Net interest income, which is the excess of interest income over interest expense, is a significant source of revenue. Net interest income is influenced by a number of factors, including the volume of interest-earning assets and interest-bearing liabilities, the mix of interest-earning assets and interest-bearing liabilities, the interest rates earned on earning assets, and the interest rates paid to obtain funding to support the assets.

Net interest income was $33,622,872 for the year ended December 31, 2011. This represents an increase of 10.3% or $3,147,593 over 2010 when net interest income was $30,475,279.

Rates, though stable, have remained at historically low levels over the past three years while we have been at, or near, the bottom of an economic downturn that began in the later months of 2007. At that time, the Federal Reserve Open Market Committee (FOMC), which sets the federal funds rate, in an effort to stabilize the economy and head-off a recession, began to decrease the target funds rate. Between September 2007 and December 2008 they decreased the target funds rate a total of 500 basis points which resulted in the current, historically low, federal funds rate of 0.25%. During this same period, Wall Street Journal Prime (“WSJP”), which moves in tandem with the federal funds target rate, has held at 3.25%. Comments by the FOMC indicate that this low rate environment is expected to extend into 2014.

During 2011 we continued the work we began in 2010 of reshaping our balance sheet in preparation for future increases in rates. Our focus has been on building our core deposit base while reducing our reliance on noncore funding sources and supporting growth in both our loans held for sale and our loans held for investment portfolios. We define our core deposits as non-brokered, in- market deposits.

Our loans held for sale remain in our portfolio for an average of 33 days before being delivered to our investors. Therefore any growth in this portfolio is a function of production and timing. In 2011 our loans held for sale increased $36.2 million, or 20.6% to $211.6 million. The mortgage industry which is interest rate sensitive, continued to offer historically low rates in 2011, leading to high production in both purchase money and refinance markets. We utilize noncore deposits to support this short term growth. Despite the growth in this portfolio in 2011, we have reduced our reliance on noncore deposits $38.1 million, through core growth in demand deposits. In addition, 54.5% of our noncore deposits, compared to 6.8% one year prior, now have a maturity of less than 30 days, to allow us to react quickly to changes in loan demand.

We have also worked to stabilize our loans held for investment by strengthening and supporting our existing client base, promoting disciplined growth with regard to new clients, and promoting short term fixed rate loan pricing. Our outstanding loans held for investment have increased $48.7 million or 8.7% to $607.6 million in 2011, despite $96.2 million in loan payouts.

Total interest income was $40,419,327 in 2011 compared to $39,272,833 in 2010. Earning asset yield declined 1 basis point to 5.41% in 2011 compared to 5.42% in the prior year. Loan yield is the result of both the interest rate and any fees collected on a loan. Interest and fees on loans are the largest component of our interest income. Interest and fees on loans held for investment increased 9 basis points in 2011 to a blended yield of 6.02% compared to 5.93% in 2010. The yield on our loans held for sale, is driven by the performance of the 10 year Treasury note, which has been at record lows for much of 2011. Therefore, the yield on our loans held for sale portfolio declined 30 basis points in 2011 to 4.19% compared to 4.49% in 2010. Volume fluctuations coupled with the changes in yield discussed previously have resulted in an increase in the combined loan portfolios of 6 basis points to 5.68% in 2011 from 5.62% in 2010.

The yield on our securities portfolio declined 77 basis points from 2.29% in 2010 to 1.52% in 2011. During 2011, $13.5 million of the $17.6 million in outstanding securities at December 31, 2010 either matured or were subject to rate call. Securities purchased in 2011 had a blended yield which was lower resulting in an overall decline in portfolio yield. The yield on our BOLI also declined in 2011 from 6.03% to 5.67% due to market rates.

Total interest expense declined $2,001,099, or 22.75% to $6,796,455, for the year ended December 31, 2011, compared to 2010. Interest cost declined 33 basis points from 1.45% in 2010 to 1.12% in 2011. Interest bearing deposits are the largest component of interest expense, representing on average, 97% of interest bearing liabilities in 2011 and 88% in 2010. The blended cost of our deposit portfolio declined 35 basis points to 1.05% in 2011 from 1.40% in 2010. Despite a year over year decline in money market accounts of $13.5 million, core money market accounts grew $37.5 million while noncore brokered money market balances declined $51.0 million. Average outstanding money market accounts increased $87.1 million. A market adjustment in the interest paid on our core money market accounts resulted in a 25 basis point reduction in money market interest from 1.04% in 2010 to 0.79% in 2011. During 2011 through management of both core and noncore time deposit pricing, time deposit yields also declined from 1.83% in 2010 to 1.50%, a 33 basis point reduction in rate.

Despite a $40.6 million year end 2011 increase in Federal Home Loan Bank advances, average outstanding borrowings were only $17.3 million in 2011 compared to $73.3 million in 2010. The increase in the interest cost on other borrowings, which is primarily Federal Home Loan Bank, to 3.45% from 1.78% is a function of lower borrowing volume as opposed to an overall increase in rates. Included in our Federal Home Loan borrowings in both periods is a note for approximately $1.4 million which bears a fixed rate of 4.96%. The impact of this note on interest cost is greater because the lower cost borrowings which typically buffer this high cost note were significantly reduced in 2011.

Additional analysis with regard to interest income will reference the following tables. For discussion purposes, our “net interest income analysis” and our “changes in net interest income (rate/volume analysis)” tables are adjusted to include tax equivalent income on bank owned life insurance (BOLI) and tax exempt municipal securities that is not in compliance with Generally Accepted Accounting Principles (GAAP). The following table is a reconciliation of our income statement presentation to these tables.

RECONCILIATION OF NET INTEREST INCOME TO TAX EQUIVALENT NET INTEREST INCOME

	For the Years Ended December 31,
	2011	2010
Non-GAAP
Interest income
Total interest income	$40,419,327	$39,272,833
Bank owned life insurance	269,263	285,921
Tax equivalent adjustment (34% tax rate)
Bank owned life insurance	138,711	147,293
Municipal securities	13,300	—

Adjusted income on earning assets	40,840,601	39,706,047

Interest expense
Total interest expense	6,796,455	8,797,554

Net interest income-adjusted	$34,044,146	$30,908,493

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

Our net yield on earning assets or net interest margin, which is calculated by dividing net interest income by average earning assets, was 4.51% in 2011 compared to 4.22% in 2010. Our earning asset yield was 5.41% in 2011 a decrease of 1 basis point from 5.42% in 2010. During the same periods liability costs declined 33 basis points to 1.12% in 2011 from 1.45% in 2010. Our interest rate spread, which is the difference between the average yield on earning assets and the average cost on interest bearing liabilities, was 4.29% in 2011 compared to 3.97% in 2010. The result of these changes is a 29 basis point improvement in margin for 2011 compared to 2010.

Table 1 - NET INTEREST INCOME ANALYSIS

(in thousands)

The following is an analysis of net interest income, on a taxable equivalent basis.

	2011			2010
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Loans held for investment:
Commercial	$292,330	$19,125	6.54%	$266,121	$17,550	6.59%
Real estate	170,266	10,727	6.30%	161,828	10,031	6.20%
Consumer	112,208	4,748	4.23%	117,947	4,767	4.04%
Loans held for sale	129,279	5,420	4.19%	146,848	6,587	4.49%

Total loans	704,083	40,020	5.68%	692,744	38,935	5.62%

Securities:
Federal agencies	11,385	124	1.09%	7,102	147	2.07%
Mortgage-backed	377	12	3.18%	509	18	3.54%
Municipals	630	39	6.19%	—	—	0.00%
Other securities	500	21	4.20%	500	21	4.20%

Total securities	12,892	196	1.52%	8,111	186	2.29%

Restricted stock and deposits in other banks	30,588	216	0.71%	24,938	152	0.61%

Bank owned life insurance	7,191	408	5.67%	7,185	433	6.03%

Total interest-earning assets	754,754	40,840	5.41%	732,978	39,706	5.42%

Less: Allowance for loan losses	(9,374)			(9,139)
Other non-earning assets	59,462			54,839

Total assets	$804,842			$778,678

Liabilities and Stockholders’ Equity
Deposits:
Demand	$30,792	82	0.27%	$24,432	64	0.26%
Money market	295,187	2,337	0.79%	208,076	2,171	1.04%
Savings	19,803	100	0.50%	22,348	165	0.74%
Time	244,851	3,679	1.50%	278,597	5,090	1.83%

Total deposits	590,633	6,198	1.05%	533,453	7,490	1.40%
Other borrowings	17,329	598	3.45%	73,345	1,308	1.78%

Total interest-bearing liabilities	607,962	6,796	1.12%	606,798	8,798	1.45%

Demand deposits	113,829			90,498
Other liabilities	9,296			12,136
Stockholders’ equity	73,755			69,246

Total liabilities and Stockholders’ equity	$804,842			$778,678

Interest rate spread			4.29%			3.97%

Net yield on earning assets			4.51%			4.22%

Reconcilement to GAAP
Net interest income tax equivalent		34,044			30,908
Less: Taxable equivalent adjustment - municipals		13			—
Less: Taxable equivalent adjustment - BOLI		139			147
Less: BOLI interest income		269			286

		$33,623			$30,475

Table 2 presents changes in net interest income in a rate/volume analysis format. The goal of a rate/volume analysis is to compare two or more earning periods to determine whether the difference between the results of those periods is due to changes in rate, or volume, or some combination of the two. This is achieved through a “what if” analysis. We calculate what the potential income would have been in the new period if the prior period rate had remained unchanged, and compare that result to what the potential income would have been in the prior period if the current rates were in effect. Through the analysis of these income potentials, we are able to determine how much of the dollar change between periods is due to the impact of differing rates and how much is volume driven. Net interest income has been adjusted to include income from BOLI and the tax effect of tax exempt municipal securities.

Our net interest income in 2011 increased $3.1 million when compared to 2010, $2.6 million of this increase was due to changes in volume and $523 thousand was due to changes in rates. Earning asset growth provided $1.4 million to volume driven earnings while reductions in high cost liabilities provided an additional $1.2 million to interest income growth. Lower blended deposit rates saved an additional $1.5 million in liability costs which were reduced to $523 thousand by changes in rates in both loans and other borrowings.

Growth and changes in interest rates of our loans held for investment portfolio contributed an additional $2.2 million to income while the impact of both rates and volume on our loans held for sale portfolio was an interest reduction of $1.2 million. The combined contribution to net interest income of our remaining earning assets was $49 thousand driven by growth in our average outstanding securities which was offset by lower earning rates.

A decrease in interest expense contributed an additional $2.0 million to net interest income in 2011. Reductions in liability cost of $781 thousand were further enhanced by changes in volume which resulted in a cost savings of $1.2 million. Interest bearing deposits, which are the primary source of interest expense, grew an average of $57.2 million in 2011 at a potential cost of $198 thousand which was more than offset by a $1.5 million savings potential due to rate reductions. Other borrowings provided $710 thousand in interest cost reductions, $1.4 million due to lower average borrowings which was partially offset by higher rates on those borrowings.

Table 2 - CHANGES IN NET INTEREST INCOME (RATE/VOLUME ANALYSIS)

(in thousands)

	2011 vs 2010
	Interest Increase (Decrease)	Change Attributable to
		Rate	Volume
Interest income
Loans held for investment:
Commercial	$1,575	$(141)	$1,716
Real estate	696	166	530
Consumer	(19)	218	(237)
Loans held for sale	(1,167)	(412)	(755)

Total loans	1,085	(169)	1,254

Securities:
Federal agencies	(23)	(88)	65
Mortgage-backed	(6)	(2)	(4)
Municipals	39	(0)	39
Other securities	—	—	—

Total securities	10	(90)	100

Restricted stock and deposits in other banks	64	26	38
Bank owned life insurance	(25)	(25)	0

Total interest income	$1,134	$(258)	$1,392

Interest expense
Deposits:
Demand	$18	$1	$17
Money market	166	(604)	770
Savings	(65)	(48)	(17)
Time	(1,411)	(839)	(572)

Total deposits	(1,292)	(1,490)	198
Other borrowings	(710)	709	(1,419)

Total interest expense	(2,002)	(781)	(1,221)

Net interest income	$3,136	$523	$2,613

MARKET RISK MANAGEMENT

We spend a great deal of time focusing on the management of the balance sheet to maximize net interest income. Our primary component of market risk is interest rate volatility, and our primary objectives for managing interest rate volatility are to identify opportunities to maximize net interest income while ensuring adequate liquidity and carefully managing interest rate risk. The Asset/Liability Management Committee (“ALCO”), which is composed of executive officers, is responsible for:

•	Monitoring corporate financial performance;

•	Meeting liquidity requirements;

•	Establishing interest rate parameters, indices, and terms for loan and deposit products;

•	Assessing and evaluating the competitive rate environment;

•	Monitoring and measuring interest rate risk;

•	Reporting our performance results to our Board.

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

Interest rate sensitivity analysis presents the amount of assets and liabilities that are estimated to reprice through specified periods if there are no changes in balance sheet mix. The interest rate sensitivity analysis in Table 3 reflects our assets and liabilities on December 31, 2011 that will either be repriced in accordance with market rates, mature or are estimated to mature early or prepay within the periods indicated. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time. Interest-bearing demand deposits and money market balances are considered interest sensitive for 50% of the outstanding balances. Management believes this structure makes for a more accurate and meaningful view of our interest sensitivity position.

As illustrated in the table, we appear to be liability-sensitive at three months or less, primarily due to our large money market base and short term brokered time deposit maturities. With the majority of our borrowings and deposits short, our current structure allows us pricing flexibility to react to changes in rates when they occur.

Table 3 - INTEREST RATE SENSITIVITY ANALYSIS

(in thousands)

	December 31, 2011
	3 Months or Less	> 3 Months to 1 Year	> 1 Year to 3 Years	> 3 Years to 5 Years	> 5 Years	Total
Interest sensitive assets:
Interest bearing deposits and Federal funds sold	$1,467	$—	$—	$—	$—	$1,467
Securities	—	502	5,140	1,099	2,446	9,187
Loans	134,002	148,137	164,047	56,633	104,793	607,612
Bank Owned Life Insurance	—	—	—	—	6,946	6,946

Total interest sensitive assets	135,469	148,639	169,187	57,732	114,185	625,212

Interest sensitive liabilities:
NOW and savings deposits	29,423	—	—	—	29,423	58,846
Money market deposits	134,875	—	—	—	134,975	269,850
Time deposits	84,488	125,261	55,099	12,793	—	277,641
Other borrowings	69,477	75	200	10,200	975	80,927

Total interest sensitive liabilities	318,263	125,336	55,299	22,993	165,373	687,264

Interest sensitivity gap	$(182,794)	$23,303	$113,888	$34,739	$(51,188)	$(62,052)

Cumulative interest sensitivity gap	$(182,794)	$(159,491)	$(45,603)	$(10,864)	$(62,052)

Percentage cumulative gap to total interest sensitive assets	-29.2%	-25.5%	-7.3%	-1.7%	-9.9%

Because of inherent limitations in interest rate sensitivity analysis, ALCO uses more sophisticated interest rate risk measurement techniques. Simulation analysis is used to subject the current repricing conditions to rising interest rates in increments of 1%, 2%, 3% and 4% and falling interest rates in decrements of 1% and 2% to determine how net interest income changes for the next twelve and twenty-four months, with flat growth, under two rate assumptions. The assumptions are “shocked”, in which the entire rate change is assumed to have occurred in a single month, and “ramped”, in which the rate change is assumed to have occurred spread throughout the analysis period. ALCO also applies a “shocked” and “ramped” assumption when measuring the effects of changes in interest rates over a twelve month period on MVE by discounting future cash flows of deposits and loans using new rates at which deposits and loans would be made to similar depositors and borrowers. Market value changes in the investment portfolio are estimated by discounting future cash flows and using duration analysis. Loan and investment security prepayments are estimated using current market information. Tables 4 and 4A show the estimated impact of changes in interest rates up 1%, 2%, 3% and 4% and down 1% and 2%, on net interest income and on MVE as of December 31, 2011 (in thousands).

Change in Net Interest Income

Shocked Assumption Results: The projected change in net interest income due to changes in interest rates in the twelve month projection at December 31, 2011, were in compliance with our established guidelines for increases of 1%, 2%, 3%, and 4% and decreases of 1%. In the twenty-four month projection, the degree of change in net interest income due to changes in interest rates were in compliance with our established guidelines for increases of 1%, 2%, and 3% and down 1%. Decreases in interest rates of 2% were non-compliant under both time projected time periods and increases of 4% were non-compliant for twenty-four months.

Ramped Assumption Results: The projected change in net interest income due to changes in interest rates in the twelve month projection at December 31, 2011, were in compliance with our established guidelines at all rate increments. In the twenty-four month projection, the degree of change in net interest income due to changes in interest rates were in compliance with our established guidelines for increases of 1%, 2%, 3% and 4% and down 1%, but a change in interest income due to a decrease of 2% was non-compliant.

Market Value of Equity

Under both the “shocked” and “ramped” assumptions changes in the market value of equity for increases of 1%, 2%, 3%, and 4%, and decreases in rate of 1% were in compliance with our established guidelines. However for decreases of 2% the results were not within our guidelines. These projected changes in the MVE model are based on flat growth assumptions and no changes in the mix of assets or liabilities.

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

Table 4 - CHANGE IN NET INTEREST INCOME

SHOCKED
Change in Interest Rates(1)	12 Months Changes in Net Interest Income(2)		24 Months Changes in Net Interest Income(2)
	Amount	Percent	Amount	Percent
Up 4%	$6,156	17.37%	$15,410	21.98%
Up 3%	4,382	12.37	11,050	15.76
Up 2%	2,576	7.27	6,585	9.39
Up 1%	1,036	2.92	2,647	3.78
Down 1%	(1,146)	(3.24)	(2,882)	(4.11)
Down 2%	(4,196)	(11.84)	(10,609)	(15.13)

RAMPED
Change in Interest Rates(1)	12 Months Changes in Net Interest Income(2)		24 Months Changes in Net Interest Income(2)
	Amount	Percent	Amount	Percent
Up 4%	$2,296	6.48%	$12,012	17.13%
Up 3%	2,186	6.17	9,158	13.06
Up 2%	1,568	4.42	5,637	8.04
Up 1%	827	2.33	2,423	3.45
Down 1%	(946)	(2.67)	(2,674)	(3.81)
Down 2%	(2,709)	(7.65)	(9,041)	(12.89)

(1)	Our simulation model makes assumptions including the slope and timing of rate increases, the rates that drive certain financial instruments, prepayment assumption, etc.
(2)	Represents the difference between estimated net interest income for the next 12 months in the current rate environment.

Table 4A - CHANGE IN MARKET VALUE OF PORTFOLIO EQUITY

	SHOCKED		RAMPED
Change in Interest Rates(1)	Changes in Market Value of Portfolio Equity(2)		Changes in Market Value of Portfolio Equity(2)
	Amount	Percent	Amount	Percent
Up 4%	$6,507	5.25%	$11,073	8.90%
Up 3%	6,808	5.49	9,276	7.48
Up 2%	6,471	5.22	7,441	6.00
Up 1%	4,421	3.56	4,606	3.70
Down 1%	(9,064)	(7.30)	(9,164)	(7.39)
Down 2%	(26,864)	(21.70)	(27,046)	(21.80)

(1)	Our simulation model makes assumptions including the slope and timing of rate increases, the rates that drive certain financial instruments, prepayment assumption, etc.
(2)	Represents the difference between market value of portfolio equity in the current interest rate environment.

NON-INTEREST INCOME

Non-interest income increased $1,345,145 or 2.5% in 2011 when compared to 2010. The following table lists the major components of non-interest income for December 31, 2011 and 2010.

	December 31,
	2011	2010
Mortgage banking income	$51,362,464	$50,505,562
Service charges and fees	1,630,416	1,637,364
Title company income	618,114	598,613
Proceeds from bank owned life insurance	421,010	—
Bank owned life insurance income	269,263	285,921
Investment and insurance commissions	250,461	289,730
Gain on sale of assets, net	37,223	22,073
Gain on sale of securities, net	3,107	—
Other	153,380	61,030

	$54,745,438	$53,400,293

Mortgage banking income represents fees from originating and selling residential mortgage loans as well as commercial mortgages through Monarch Mortgage and our subsidiary, Monarch Capital, LLC. Monarch Mortgage, our residential mortgage division, was reorganized and expanded in June 2007, making 2008 its first full year of operations. 2011 was another record year for Monarch Mortgage with total dollar volume of $1,648,847,556 compared to $1,624,462,921 in 2010. The total number of loans closed was 6,801 in 2011 compared to 6,682 in 2010.

Service charges declined $7 thousand in 2011 despite growth in deposits. In June 2010 changes by the Federal Reserve to Regulation E limited the ability of banks to charge fees for paying overdrafts caused by ATM and debit card transactions. These changes adversely impacted our overdraft/NSF program, by limiting the forms of transactions to be covered for a retail client who overdraws their accounts without the negative stigma associated with a returned check. Service charge pricing on deposit accounts is typically reevaluated annually to reflect current costs and competition.

Title income increased $20 thousand in 2011 with the increased levels of loan closings during the year. Title income was generated through Real Estate Security Agency, LLC, a subsidiary of Monarch Investment, LLC, which owns 75% of the company.

During the third quarter of 2011, we received proceeds from BOLI of $1,077,632 which resulted in a $654,674 reduction in the value of our BOLI asset. The remaining $422,957 in proceeds is tax-exempt non-interest income. The majority of this income was paid out in death benefits. The tax-effective income from these proceeds was $637,892. In October 2005 we purchased $6,000,000 in bank owned life insurance (“BOLI”) that has resulted in income and commissions in each of the two years presented. Income from BOLI is not subject to tax. The tax-effective income earnings from BOLI are $407,974 in 2011 and $433,214 in 2010.

We offer investment services, through our investment division, Monarch Investments. Investment and insurance commissions decreased $39 thousand in 2011 compared to 2010. A change in investment advisors in the later part of 2011 had a short term impact on production levels.

We sold two autos and a piece of equipment for a net gain of $37,223. In 2010 we sold an auto for a gain of $22,073. There was one security gain of $3,107 recorded in 2011 on the sale of a mortgage-backed security and no security losses. There were no security gains or losses recorded in 2010.

Other income represents a variety of nominal recurring and non-recurring activities and transactions that have occurred throughout the years presented.

NON-INTEREST EXPENSE

Non-interest expense was $71,044,366 for 2011 compared to $65,479,761 in 2010, an increase of $5,564,605 or 8.5%. The following table lists the major components of non-interest expense for December 31, 2011 and 2010.

	Year Ended December 31,
	2011	2010
Commissions	25,093,001	27,421,538
Salaries and employee benefits	$23,236,123	$18,642,537
Loan origination expenses	6,456,864	6,073,509
Occupancy expenses	3,929,058	3,480,682
Furniture and equipment expense	1,982,600	1,632,558
Marketing expense	1,541,689	1,190,348
Data processing services	1,197,085	896,075
Professional fees	990,056	774,524
Foreclosed property expense	848,523	128,106
Telephone	812,403	635,075
FDIC insurance	751,214	1,077,579
Stationary and supplies	722,155	770,682
Virginia Franchise Tax	565,543	496,831
Postage	479,733	416,000
ATM expense	239,414	221,744
Amortization of intangible assets	178,572	178,572
Other	2,020,333	1,443,401

	$71,044,366	$65,479,761

The dollar and percentage change of listed expenses is provided below.

	Year Ended December 31,
	2011 vs. 2010
	Dollars	Percentage
Salaries and employee benefits	$4,593,586	24.6%
Commissions	(2,328,537)	-8.5%
Foreclosed property expense	720,417	562.4%
Occupancy expenses	448,376	12.9%
Loan origination expenses	383,355	6.3%
Marketing expense	351,341	29.5%
Furniture and equipment expense	350,042	21.4%
Data processing services	301,010	33.6%
Professional fees	215,532	27.8%
Telephone	177,328	27.9%
Virginia Franchise Tax	68,712	13.8%
Postage	63,733	15.3%
ATM expense	17,670	8.0%
Stationary and supplies	(48,527)	-6.3%
FDIC insurance	(326,365)	-30.3%

A portion of the increase in salaries and employee benefits is related to the decrease in commissions. The majority of commissions paid are tied to mortgage origination production. New regulations imposed by the Dodd-Frank Act that limit when and how commissions are paid to our mortgage sales team have resulted in shifts between commissions and salaries for some employees, which brought us into compliance with the Act. Further, new compliance requirements and growth related expansion throughout the Company have added to compensation expense. At December 31, 2011, we employed a total of 557 full and part-time employees compared to 535 at year-end 2010. In addition, higher compensation related benefits such as social security tax and Medicare tax expenses have contributed to the increase.

Foreclosed property expense is related to maintenance and sale of our other real estate. At January 1, 2011 there were five properties in other real estate. During the year, fifteen additional properties were moved into other real estate and fourteen properties were sold. The fourteen properties were sold at a net gain of $49,720. Based on additional market information and property evaluations, five properties were written down $574,192 after being moved into other real estate. Maintenance and selling costs associated with other real estate were $324,051 in 2011. At January 1, 2010 there were eight properties in other real estate. During the year, thirteen additional properties were moved into other real estate and sixteen properties were sold. The sixteen properties were sold at a net gain of $155,050. One property was written down $51,955 subsequent to being moved into other real estate. Maintenance and selling costs associated with other real estate were $231,202 in 2010.

We relocated three of our banking offices in 2011 in an effort to improve our presence in the community and position for future growth. These offices were the Downtown Norfolk office which was relocated to the World Trade Center in Downtown Norfolk, our Ghent office, which was moved from a small store front location to a freestanding, Company owned, building located on a prominent corner in the Ghent section of Norfolk, and our Kitty Hawk office, which was also relocated from a store front to a freestanding, Company owned, building on a prominent corner in Kitty Hawk. We continue to upgrade our corporate headquarters which we moved into in September 2010. Our mortgage operations continue to expand to new markets as well. These additions and improvements have contributed to the increases in both occupancy and furniture and equipment expense in 2011.

Loan expense continues to grow as a function of costs associated with underwriting and processing mortgage loans at our current volume. Additionally, expense related to the shipping of mortgage loan packages to secondary market investors has had an impact on postage. The telephone is a critical tool for our mortgage lenders as most spend time out of the office meeting with clients and prospects. This expense has grown with our mortgage operations.

In 2011, Monarch stepped up its marketing focus to include activities aimed at gaining greater recognition in the community. These activities included, media advertisement, higher visibility sponsorships, greater community involvement, and the launch of the first annual “Top Flight” award aimed at recognizing small businesses in the community that have demonstrated a strong performance in a number of key areas.

Technology is critical to our success as a company. Changes and innovations in technology are rapidly finding their way to the banking industry and in 2011 Monarch made a commitment to focus our efforts on providing our clients with secure, leading edge technology and service. Although we are still in the early stages, expenses related to upgrades and technology conversion of our existing systems have resulted in increased data processing costs.

Professional fees include legal, accounting, and consulting expenses. Loan portfolio management, company growth and increased and changing regulatory issues have led to increased professional fees as we seek advice in areas outside our expertise.

FDIC insurance declined for the first time since 2007. In 2011, the FDIC changed its methodology for assessing banks from a deposit-based to an asset- and equity-based calculation. This change resulted in a shift in the insurance burden to larger institutions and a savings for smaller institutions.

We continue to focus on controlling overhead expenses in relation to income growth. Our efficiency ratio, a productivity measure used to determine how well non-interest expense is managed, was 80.2% in 2011 and 77.9% in 2010. Our “Bank only” efficiency ratio was 54.5% in 2011, compared to 50.9% in 2010. A lower efficiency ratio indicates more favorable expense efficiency. The efficiency ratio is calculated by dividing non-interest expense by the sum of taxable equivalent net interest income and non-interest income. Increased regulatory burden and expenses associated with our non-interest income lines of business have negatively impacted this ratio.

INCOME TAXES

In 2011 we recognized federal income tax expense of $3,074,552, resulting in an effective tax rate of 27.9%. Included in 2011 income are life insurance proceeds, BOLI income and municipal security income that is not subject to federal tax totaling $716,091. Additionally, deferred tax adjustments related to a change in our statutory tax rate from 34% to 35% on earnings in excess of $10.0 million resulted in a reduction in current year tax recognition. We recognized state tax expense related to our multi-state mortgage operations of $344,140.

In 2010 we recognized federal income tax expense of $3,197,823, resulting in an effective tax rate of 32.8%. We also recognized state tax expense related to our multi-state mortgage operations of $346,709, which included $211,274 in taxes from previous years. The major difference between the statutory rate and the effective rate results from income that is not taxable and expenses that are not deductible for Federal income tax purposes. The primary non-taxable income is from Bank Owned Life Insurance and non-deductible expenses are for meals entertainment.

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

Segment information for the years 2011, and 2010 is shown in the following table. The “Other” column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments and intercompany eliminations.

Selected Financial Information

	Commercial and Other Banking	Mortgage Banking Operations	Intersegment Eliminations	Total
Year Ended December 31, 2011
Net interest income after provision for loan losses	$26,577,180	$725,805	$—	$27,302,985
Noninterest income	4,275,449	51,018,091	(548,102)	54,745,438
Noninterest expenses	(21,026,211)	(50,566,257)	548,102	(71,044,366)

Net income before income taxes and minority interest	$9,826,418	$1,177,639	$—	$11,004,057

Year Ended December 31, 2010
Net interest income after provision for loan losses	$21,053,224	$782,763	$—	$21,835,987
Noninterest income	3,830,122	49,837,096	(266,925)	53,400,293
Noninterest expenses	(16,995,243)	(48,751,443)	266,925	(65,479,761)

Net income before income taxes and minority interest	$7,888,103	$1,868,416	$—	$9,756,519

Segment Assets
2011	$699,999,396	$229,286,806	$(20,809,274)	$908,476,928
2010	$650,645,549	$185,530,329	$(10,593,133)	$825,582,745

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Total assets were $908.5 million at December 31, 2011, an increase of $82.9 million, or 10.0% over $825.6 million at year-end 2010. This increase is primarily attributable to growth in both the loans held for sale and the loans held for investment portfolios. Loans held for sale increased $36.2 million, or 20.6% to $211.6 million in 2011 compared to 2010. Loans held for investment increased $48.7 million, or 8.7% to $607.6 million. Total cash and cash equivalents increased $4.3 million to $31.7 million at year-end 2011 compared to $27.4 million in 2010. Investment securities were $9.2 million at year-end 2010 compared to $17.6 million one year prior. Property and equipment increased $2.3 million to $23.1 million and other real estate, net of valuation allowance increased $1.6 million to $3.4 million in 2011. Restricted equity securities declined $2.3 million to $6.4 million and BOLI declined $389 thousand when compared to year end 2010.

Total liabilities increased $77.8 million, or 10.3% to $831.6 million at December 31, 2011, compared to $753.8 million at December 31, 2010. Total deposits were $740.1 million at year end 2011, an increase of 4.9% or $34.4 million over $705.7 million at December 31, 2010. FHLB borrowings increased $40.6 million to $70.9 million at December 31, 2011. Total stockholders’ equity was $76.8 million at December 31, 2011, compared to $71.7 million at December 31, 2010, an increase of $5.1 million or 7.1%.

SECURITIES

Our securities portfolio consists primarily of securities for which an active market exists. Our policy is to invest primarily in securities of the U. S. Government and its agencies and in other high grade fixed income securities to minimize credit risk. Our securities portfolio plays a limited role in the management of interest rate sensitivity and generates additional interest income. In addition, our portfolio serves as a source of liquidity and is used to meet collateral requirements for municipal deposits.

All of the securities in our portfolio are classified, available-for-sale. These securities are carried at estimated fair value and may be sold in response to changes in market interest rates, changes in securities’ prepayment risk, increases in loan demand, general liquidity needs, and other similar factors.

Table 5 - SECURITIES PORTFOLIO

(in thousands)

	As of December 31,
	2011	2010
Securities available-for-sale, at fair value:
U.S. government agency obligations	$6,106	$16,667
Residential mortgage-backed securities	1,259	419
Municipal securities	1,311	—
Corporate debt securities	511	515

Total Securities Portfolio	$9,187	$17,601

The amortized cost and estimated fair value of securities, all of which are classified as available for sale, at December 31, 2011, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

Table 6 - ESTIMATED MATURITIES OF SECURITIES AS OF PERIOD INDICATED

(in thousands)

	December 31, 2011
	1 Year or Less	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
		(Dollars In thousands)
US agency securities:
Amortized cost	$3,000	$2,060	$999	$—	$6,059
Fair value	$3,005	$2,103	$998	$—	$6,106
Weighted average yield	1.32%	1.89%	1.52%	—	1.55%
Residential mortgage backed securities:
Amortized cost	$—	$22	$—	$1,227	$1,249
Fair value	$—	$24	$—	$1,235	$1,259
Weighted average yield	—	3.62%	—	2.34%	2.36%
Municipal securities:
Amortized cost	$—	$—	$100	$1,144	$1,244
Fair value	$—	$—	$100	$1,211	$1,311
Weighted average yield	—	—	2.30%	4.00%	3.86%
Corporate debt securities:
Amortized cost	$—	$500	$—	$—	$500
Fair value	$—	$511	$—	$—	$511
Weighted average yield	—	4.15%	—	—	4.15%
Total securities:
Amortized cost	$3,000	$2,582	$1,099	$2,371	$9,052
Fair value	$3,005	$2,638	$1,098	$2,446	$9,187
Weighted average yield	1.32%	2.34%	1.59%	3.14%	2.12%

Total investment securities were $9.2 million at December 31, 2011, compared to $17.6 million in 2010. At year end, neither the aggregate book value nor the aggregate market value of the securities of any issuer exceeded ten percent of our stockholders’ equity. Additional information on our investment securities portfolio is in Note 2 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K).

As of December 31, 2011, there was a net unrealized gain of $134,386 related to the available-for-sale investment portfolio compared to a net unrealized gain of $116,881 at year end 2010. Note 2 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K) provides details of the amortized cost, unrealized gains and losses, and estimated fair value of each category of the investment portfolio as of December 31, 2011 and 2010.

LOAN PORTFOLIO

Our lending activities are our principal source of income. Loans held for investment, net of unearned income, increased $48,744,219 or 8.7% during 2011. Loans held for sale, loans originated for the secondary market by Monarch Mortgage that have closed but not funded, increased 20.6% or $36,166,738 to $211,555,094 on December 31, 2011 compared to $175,388,356 on December 31, 2010. This increase was due to company expansion coupled with a boom in the mortgage industry, created by an extended period of record low mortgage rates. Discussions below exclude loans held for sale.

Our loan portfolio is divided into three loan types; commercial, real estate, and consumer. The commercial segment represents 13.0%, the real estate segment represents 86.0%, and the consumer segment represents 1.0% of our loan portfolio.

Real estate secured loans, increased $53.6 million or 11.4% to $522.9 million in 2011 compared to 2010. The blended yield on this segment is 5.78% in 2011 compared to 5.75% in 2010. The real estate secured segment is further divided based on loan purpose and includes construction, 1-4 family residential properties, home equity lines, multifamily and real estate secured commercial loans. Monarch has continued to make real estate secured loans throughout the recent economic downturn, which is counter to many of our competitors. Despite the compression in the real estate market, there still exist a large number of financially sound companies and individuals with borrowing needs that have allowed us to grow our portfolio while maintaining strong credit quality. Real estate commercial loans represent 37.6% of total real estate secured loans and increased $33.6 million or 20.7%, to $196.4 million in 2011. Owner occupied real estate commercial loans comprise 53.2% of that total. Real estate construction loans represent 26.6% of total real estate secured loans and increased $19.4 million in 2011 to $139.3 million. 1-4 family residential represents 16.4% of this segment and increased 1.1% in 2011 to $85.7 million. Home equity lines, which represent 14.3% of total real estate secured loans, have been trending downward since 2008 and declined 7.6% or $6.1 million in 2011 to $74.7 million. Multifamily loans increased $5.8 million or 27.7% to $26.8 million at December 31, 2011.

Commercial loans, which represent our second largest portfolio segment, declined 6.3% or $5.4 million in 2011 to $81.1 million . Commercial loan yield is 5.85% in 2011 compared to 6.09% in 2010. Competition for commercial loans, from the standpoint of pricing and the number of opportunities available in the market, is strong given the fact that many competitors have stopped real estate lending.

Consumer loans, which comprise less than 1.0% of our loans held for investment, increased marginally in 2011. The yield on consumer and installment loans has declined from 13.23% in 2010 to 10.64% in 2011.

We consider our overall loan portfolio diversified as it consists of 13.4% in commercial loans, 22.9% in construction loans, 14.1% in loans secured by 1-4 family residential properties, 12.3% in home equity lines, 32.3% in commercial loans secured by real estate, 3.8% in multifamily loans and less than 1% in consumer loans as of December 31, 2011, as detailed in Table 7 (in thousands) classified by type.

Interest income on consumer, commercial, and real estate mortgage loans is computed on the principal balance outstanding. Most variable rate loans carry an interest rate tied to the Wall Street Journal Prime Rate, as published in the Wall Street Journal. Note 3 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K) provides a schedule of loans by type and other information. We do not participate in highly leveraged lending transactions, as defined by the regulators, and there are no loans of this nature recorded in the loan portfolio. We do not have foreign loans in our portfolio. At December 31, 2011, we had two loan concentrations (loans to borrowers engaged in similar activities) which exceeded 10% of total loans in two areas. These areas of concentration are to borrowers who are principally engaged in the acquisition, development and construction of 1-4 single family homes and developments and to residential home owners with equity lines.

Table 7 - LOANS

(in thousands)

	December 31,
	2011	2010	2009	2008	2007
Commercial (1)	$81,130	$86,560	$71,414	$65,663	$133,120
Real estate
Construction	139,313	119,958	131,210	126,987	72,858
Residential (1-4 family)	85,731	84,826	87,749	86,797	80,610
Home equity lines	74,706	80,823	81,168	85,851	65,579
Multifamily	26,780	20,975	16,126	4,587	8,766
Commercial (1)	196,370	162,750	146,831	131,264	54,581
Consumers
Consumer and installment loans	3,532	2,918	3,142	3,490	3,567
Overdraft protection loans	50	58	60	73	72

Loans - net of unearned income (2)	$607,612	$558,868	$537,700	$504,712	$419,153

(1)	Commercial loans and loans secured by real estate should be considered together under the title of commercial loans when comparing loans outstanding in 2007 to succeeding years.
(2)	Loans - net of unearned income include deferred loan fees. These fees were $10 thousand in 2011 and $11 thousand in 2010.

Table 8 - LOAN MATURITIES

(in thousands)

	At December 31, 2011
	Due within one year		Due after one year but within five years		Due after five years		Total (1)
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Commercial	$40,543	5.97%	$39,738	5.71%	$849	6.67%	$81,130	5.85%
Real estate
Construction	113,513	5.92%	25,800	6.03%	—	0.00%	139,313	5.94%
Residential (1-4 family)	40,366	6.28%	25,304	6.84%	20,061	5.44%	85,731	6.25%
Home equity lines	58	6.23%	732	5.99%	73,916	3.36%	74,706	3.38%
Multifamily	17,329	6.78%	9,451	6.15%	—	0.00%	26,780	6.56%
Commercial	76,170	6.41%	115,705	6.17%	4,495	6.08%	196,370	6.26%
Consumers
Consumer and installment loans	1,573	6.27%	1,825	14.75%	134	5.87%	3,532	10.64%
Overdraft protection loans	2	19.39%	17	19.98%	31	20.57%	50	20.31%

	$289,554	6.16%	$218,572	6.22%	$99,486	3.94%	$607,612	5.82%

Fixed rate loans due after one year			$200,971		$9,713		$210,684
Variable rate loans due after one year			17,601		89,773		107,374

			$218,572		$99,486		$318,058

(1)	Total loans include unearned income in the form of deferred loan fees. These fees were $10 thousand in 2011 and $11 thousand in 2010.

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

To determine the total allowance for loan losses, we estimate the reserves needed for each segment of the portfolio, including loans analyzed on both, a pooled basis and individually. Our allowance for loan losses consists of amounts applicable to the following loan types: (i) the commercial loan portfolio; (ii) the real estate loan portfolio; (iii) the consumer loan portfolio. In addition, loans within these portfolios are evaluated as a group or on an individual or relationship basis and assigned a risk grade based on the underlying characteristics. Loans are pooled by risk grade within the portfolio types, and losses are modeled utilizing metrics such as the risk rating, historical experience, other known and inherent risks, and quantitative techniques which management has determined fit the characteristics of that type.

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

The real estate loan portfolio includes all loans secured by real estate. This type is further broken down into the following segments: construction loans, residential 1-4 family loans, home equity lines, multifamily loans, and commercial real estate loans. Construction and multifamily loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. Residential 1-4 family and home equity loan originations utilize analytics to supplement the underwriting process. Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.

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

There are nine numerical risk grades that can be assigned to loans:

“Pass”	“Watch List”
1 Minimal	6 Special mention
2 Modest	7 Substandard
3 Average	8 Doubtful
4 Acceptable	9 Loss
5 Acceptable with care
6 Special mention

The following table delineates, in thousands, our loan portfolio by class and “pass” and “watch list” risk grade for the years ended December 31, 2011 and 2010.

Table 9 - LOANS BY RISK GRADE

(in thousands)

	2011
	Pass	Watchlist	Total
Commercial	$72,166	$9,044	$81,210
Real estate
Construction	124,748	14,507	139,255
Residential (1-4 family)	75,241	10,509	85,750
Home equity lines	71,488	3,383	74,871
Multifamily	24,408	2,303	26,711
Commercial	187,102	9,097	196,199

Real estate subtotal	482,987	39,799	522,786

Consumers
Consumer and installment loans	3,528	20	3,548
Overdraft protection loans	58	—	58

Loans to individuals subtotal	3,586	20	3,606

Total gross loans	558,739	48,863	607,602

Unamortized loan costs, net of deferred fees			10

Total net loans			$607,612

	2010
	Pass	Watchlist	Total
	$76,752	$9,882	$86,634
Commercial
Real estate	95,236	24,645	119,881
Construction	68,184	16,638	84,822
Residential (1-4 family)	75,471	5,543	81,014
Home equity lines	17,403	3,557	20,960
Multifamily	157,903	4,639	162,542

Commercial	414,197	55,022	469,219

Real estate subtotal
Consumers
Consumer and installment loans	2,707	231	2,938
Overdraft protection loans	59	7	66

Loans to individuals subtotal	2,766	238	3,004

Total gross loans	493,715	65,142	558,857

Unamortized loan costs, net of deferred fees			11

Total net loans			$558,868

A loan risk graded a loss is charged-off when identified and a loan risk graded as doubtful is classified as a nonaccrual loan. At December 31, 2011 we did not have any loans risk graded as a loss or as doubtful. We do not have any potential problem loans which have not been evaluated and disclosed at December 31, 2011. Loans identified as special mention and substandard may or may not be classified as nonaccrual, based on current performance. “Watch list” loans are evaluated on an individual or relationship basis to determine if any, or all, of our loans to the borrower is at risk. We evaluate the collectability of both principal and interest when assessing the need for a loss accrual. For additional discussion on this evaluation refer to Note 1 and Note 3 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K).

This evaluation includes, but is not limited to, the application of a loss factor using a three-year moving average “look back” at our historical losses. This loss factor is multiplied by the outstanding principal within each segment to arrive at an overall loss estimate. Environmental factors may also be applied to a class or classes of loans based on management’s subjective evaluation of such conditions as credit quality trends, collateral values, portfolio concentrations, specific industry conditions in the regional economy, regulatory examination results, external audit and loan review findings, recent loss experiences in particular portfolio classes, etc. Any unallocated portion of the allowance for loan losses reflects management’s attempt to ensure that the overall reserve appropriately reflects a margin for the imprecision necessarily inherent in estimates of credit losses.

The allowance is subject to regulatory examinations and determination as to adequacy. This examination may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.

In 2011, we accrued $6,319,887 in provision for loan losses compared to $8,639,292 in 2010. Based on the current economic environment and the composition of our loan portfolio, the level of our charged-off loans combined with our peer bank loss experience, we considered this provision to be a prudent allocation of funds for our loan loss allowance.

Loans charged off during 2011 totaled $6,126,600 compared to $9,171,033 in 2010 and recoveries totaled $698,913 and $269,541 in 2011 and 2010, respectively. The ratio of net charge-offs to average outstanding loans was 0.93% in 2011 compared to 1.61% in 2010.

In 2011, approximately $2.4 million of the loan balances charged-off were tied to four relationships which had been identified by management as impaired or uncollectible; $1.3 million of that was related to a single borrower whose business activities failed. In 2011, $2.2 million in loans charged off were related to failed real estate projects, $2.3 million in loans charged off were related to failed business activities and the remaining $1.6 million were related to residential properties.

In 2010, approximately $6.2 million of the loan balances charged-off were tied to seven relationships which had been identified by management as impaired or uncollectible; $4.2 million of that total was related to three real estate development projects which have been adversely impacted by the downturn in the real estate market and $2.0 million was due to four failed business activities. Several smaller charge-offs were also related to failed business activities totaling approximately $486 thousand. Approximately $1.1 million was related to equity line default and an additional $680 thousand in charged-off balances were related to residential properties.

During 2011, we developed a new allowance model. As disclosed during the second and third quarter 10-Q filings, we ran the original model and the new model concurrently, which resulted in no difference in the calculated provision for loan losses. As of December 31, 2011, we reverted back to the original model.

Table 10 presents our loan loss and recovery experience (in thousands) for the past five years.

The allowance for loan losses totaled $9,930,000 at December 31, 2011, an increase of $892,200 or 9.9% over December 31, 2010. The ratio of the allowance to loans, less unearned income, was 1.63% at December 31, 2011 and 1.62% at December 31, 2010. We believe that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in our loan portfolio at December 31, 2011. The allowance to loans ratio is supported by the level of non-performing loans, the seasoning of the loan portfolio, and the experience of the lending staff in the market. See Note 3 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K) for more information concerning our loan loss and recovery experience.

Table 10 - LOAN LOSS ALLOWANCE AND LOSS EXPERIENCE

(in thousands)

	December 31,
	2011	2010	2009	2008	2007
Balance at beginning of period	$9,037	$9,300	$8,046	$3,976	$3,235

Charge-offs:
Commercial	(907)	(304)	(524)	(235)	(217)
Real estate
Construction	(799)	(3,903)	(1,232)	(91)	—
Residential (1-4 family)	(983)	(1,843)	(1,106)	(456)	(20)
Home equity Lines	(3,158)	(2,887)	(1,077)	(202)	—
Multifamily	—	—	—	—	—
Commercial	(276)	(195)	(51)	—	—
Consumers
Consumer and installment loans	(1)	(38)	(28)	(49)	—
Overdraft protection loans	(2)	(1)	(4)	—	—

	(6,126)	(9,171)	(4,022)	(1,033)	(237)

Recoveries:
Commercial	55	74	14	54	2
Real estate
Construction	65	11	2	—	—
Residential (1-4 family)	197	10	32	20	—
Home equity Lines	367	142	24	4	—
Multifamily	—	—	—	—	—
Commercial	—	30	3	—	—
Consumers
Consumer and installment loans	13	1	16	11	—
Overdraft protection loans	2	1	1	—	—

	699	269	92	89	2

Net charge-offs	(5,427)	(8,902)	(3,930)	(944)	(235)
Provision for loan losses	6,320	8,639	5,184	5,014	976

Balance at end of period	$9,930	$9,037	$9,300	$8,046	$3,976

Percent of net charge-offs to average total loans outstanding during the period	0.93%	1.61%	0.76%	0.20%	0.06%

TABLE 11 - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

For the Years Ended December 31, 2011 and 2010

(in thousands)

	Commercial	Real Estate					Consumers		Unallocated	Total
		Construction	Residential	Home Equity	Multifamily	Commercial	Consumer and Installment loans	Overdraft Protection
2011
Allowance for credit losses:
Beginning balance	$919	$1,932	$2,114	$2,443	$147	$1,308	$85	$—	$89	$9,037
Charge-offs	(907)	(799)	(983)	(3,158)	—	(276)	(1)	(2)	—	(6,126)
Recoveries	55	65	196	367	—	—	13	3	—	699
Provision	1,879	228	1,406	1,418	199	1,192	(69)	3	64	6,320

Ending balance	$1,946	$1,426	$2,733	$1,070	$346	$2,224	$28	$4	$153	$9,930

Ending balance
Individually evaluated for impairment	$1,307	$307	$2,074	$393	$132	$570	$—	$—	$—	$4,783
Collectively evaluated for impairment	639	1,119	659	677	214	1,654	28	4	153	5,147

Financing receivables:
Ending balance	$81,210	$139,255	$85,750	$74,871	$26,711	$196,199	$3,548	$58	$—	$607,602

Ending balance: individually evaluated for impairment	6,632	14,012	9,250	1,947	2,303	7,829	20	—	—	41,993
Ending balance: collectively evaluated for impairment	74,578	125,243	76,500	72,924	24,408	188,370	3,528	58	—	565,609

2010
Allowance for credit losses:
Beginning balance	$742	$3,623	$1,747	$2,521	$37	$607	$23	$—	$—	$9,300
Charge-offs	(304)	(3,903)	(1,843)	(2,887)	—	(195)	(38)	(1)	—	(9,171)
Recoveries	74	11	10	142	—	30	1	1	—	269
Provision	407	2,201	2,200	2,667	110	866	99	—	89	8,639

Ending balance	$919	$1,932	$2,114	$2,443	$147	$1,308	$85	$—	$89	$9,037

Ending balance
Individually evaluated for impairment	$352	$1,200	$1,616	$1,859	$—	$221	$65	$—		$5,313
Collectively evaluated for impairment	568	732	498	584	147	1,087	19	1	89	3,725

Financing receivables:
Ending balance	$86,634	$119,881	$84,822	$81,014	$20,960	$162,542	$2,938	$66	$—	$558,857

Ending balance: individually evaluated for impairment	2,342	9,814	12,404	3,765	—	1,590	168	—	—	30,083
Ending balance: collectively evaluated for impairment	84,292	110,067	72,418	77,249	20,960	160,952	2,770	66	—	528,774

Ending balance: loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—

Table 11a provides a breakdown of the allowance for loan losses by segment with the relative percentage of that allowance to the segment it represents.

TABLE 11a - Allocation of the Allowance for Loan Losses

	Years Ended December 31,
	2011		2010
	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans
Commercial	$1,946,528	13.4%	$919,774	15.5%
Real estate
Construction	1,426,135	22.9%	1,931,797	21.5%
Residential (1-4 family)	2,733,263	14.1%	2,114,094	15.2%
Home equity lines	1,070,309	12.3%	2,443,275	14.5%
Multifamily	345,770	4.4%	146,923	3.7%
Commercial	2,223,506	32.3%	1,308,073	29.1%
Consumers
Consumer and installment loans	27,099	0.6%	84,384	0.5%
Overdraft protection loans	4,370	0.0%	466	0.0%
Unallocated	153,020		89,014	n/a

	$9,930,000	100.0%	$9,037,800	100.0%

Total loans held for investment outstanding *	$607,612,446		$558,868,227
Ratio of allowance for loan losses to total loans held for investment	1.63%		1.62%

*	Total loans held for investment outstanding includes unamortized loan costs, net of deferred fees of $10,280 at December 31, 2011 and $11,258 at December 31, 2010.

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

Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings, and these are detailed in Table 12. Total non-performing loans as a percentage of total loans were 0.72% and 1.61% at December 31, 2011 and December 31, 2010, respectively.

There were seventeen loans totaling $4,114,006 in non-accrual status at December 31, 2011 and twenty-three loans at December 31, 2010 totaling $7,583,305. All of these loans have been identified as impaired according to Accounting Standards Codification 310, Receivables. A loan is considered impaired if it is probable that the lender will be unable to collect all amounts due under the contractual terms of the loan agreement. We have provided specific reserves for these loans in our allowance for loan loss of $1,191,180 at December 31, 2011, and $612,433 in 2010. We recognized interest income on these loans of $196,070 and $358,158 in 2011 and 2010, respectively. Our average recorded investment in impaired loans was $3,956,356 in 2011 and $7,936,083 in 2010.

There were three loans for $177,580 on accrual status and past due 90 days or more at December 31, 2011 and ten loans for $1,130,816 at December 31, 2010. There were six assets totaling $3,368,700 in other real estate held due to loan foreclosure on December 31, 2011 and five assets totaling $1,744,700 on December 31, 2010.

There were two restructured loans at December 31, 2011 with an investment amount of $735,859 and a valuation allowance of $0, for a net value of $735,859. There were two restructured loans at December 31, 2010 with an investment amount of $357,205 and a valuation allowance of $50,582, for a net value of $306,623.

Table 12 - NONPERFORMING ASSETS

Amounts are in thousands, except ratios.

	December 31,
	2011	2010	2009	2008	2007
Nonaccruing loans:
Commercial	$1,655	$1,575	$197	$126	$82
Real estate
Construction	129	1,758	4,666	6,966	—
Residential (1-4 family)	1,327	3,621	2,132	339	—
Home equity Lines	857	757	354	75	—
Multifamily	—	—	—	—	—
Commercial	229	179	—	—	—
Consumers
Consumer and installment loans	20	—	—	—	—
Overdraft protection loans	—	—	—	—	—

Total nonaccruing loans	4,217	7,890	7,349	7,506	82

Loans past due 90 days and accruing interest:
Commercial	39	271	—	—	—
Real estate
Construction	—	241	—	—	—
Residential (1-4 family)	139	418	—	—	333
Home equity Lines	—	180	—	—	—
Multifamily	—	—	—	—	—
Commercial	—	—	203	—	—
Consumers
Consumer and installment loans	—	21	—	—	—
Overdraft protection loans	—	—	—	—	—

Total past due loans	178	1,131	203	—	333

Restructured loans - accruing
Commercial	—	—	—	—	—
Real estate
Construction	—	—	—	—	—
Residential (1-4 family)	—	—	—	—	—
Home equity Lines	—	—	—	—	—
Multifamily	—	—	—	—	—
Commercial	—	—	—	—	—
Consumers
Consumer and installment loans	—	—	—	—	—
Overdraft protection loans	—	—	—	—	—

Total past due loans	—	—	—	—	—

Foreclosed property	3,369	1,745	2,116	532	—

Total nonperforming assets	$7,764	$10,766	$9,668	$8,038	$415

Asset Quality Ratios:
Allowance for loan losses to period-end loans	1.63%	1.62%	1.73%	1.59%	0.95%
Allowance for loan losses to nonperforming loans	225.94%	100.19%	123.15%	107.19%	958.07%
Nonperforming assets to total assets	0.85%	1.30%	1.40%	1.35%	0.08%

Table 13 - NON-PERFORMING LOANS

(in thousands)

	Non-Performing Loan Balances				Loan Loss Provision for Non-Performing Loans
	Loans 90 Days Past Due And Still Accruing	Nonaccrual Loans	Restructured Loans	Total Non-Performing Loans	Loan Loss Provision Provided	Loan Balance With Loan Loss Provision	Loan Balance Without Loan Loss Provision
December 31, 2011
Commercial	$39	$1,022	$633	$1,694	$1,008	$1,655	$39
Real estate
Construction	—	129	—	129	40	40	89
Residential (1-4 family)	139	1,224	103	1,466	103	1,074	392
Home equity lines	—	857	—	857	40	465	392
Multifamily	—	—	—	—	—	—	—
Commercial	—	229	—	229	—	—	229
Consumers
Consumer and installment loans	—	20	—	20	—	—	20
Overdraft protection loans	—	—	—	—	—	—	—

Total	$178	$3,481	$736	$4,395	$1,191	$3,234	$1,161

December 31, 2010
Commercial	$271	$1,393	$182	$1,846	$69	$469	$1,377
Real estate
Construction	240	1,758	—	1,998	133	948	1,050
Residential (1-4 family)	419	3,496	125	4,040	127	523	3,517
Home equity lines	180	757	—	937	283	500	437
Multifamily	—	—	—	—	—	—	—
Commercial	—	179	—	179	—	—	179
Consumers
Consumer and installment loans	21	—	—	21	—	—	21
Overdraft protection loans	—	—	—	—	—	—	—

Total	$1,131	$7,583	$307	$9,021	$612	$2,440	$6,581

Table 14 - NON-PERFORMING ASSETS

(in thousands)

	Total Non-Performing Loans	Other Real Estate Owned	Total
December 31, 2011
Commercial	$1,694	$—	$1,694
Real estate
Construction	129	80	209
Residential (1-4 family)	1,466	3,289	4,755
Home equity lines	857	—	857
Multifamily	—	—	—
Commercial	229	—	229
Consumers
Consumer and installment loans	20	—	20
Overdraft protection loans	—	—	—

Total	$4,395	$3,369	$7,764

December 31, 2010
Commercial	$1,846	$—	$1,846
Real estate
Construction	1,998	1,190	3,188
Residential (1-4 family)	4,040	555	4,595
Home equity lines	937	—	937
Multifamily	—	—	—
Commercial	179	—	179
Consumers
Consumer and installment loans	21	—	21
Overdraft protection loans	—	—	—

Total	$9,021	$1,745	$10,766

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

Table 15 presents the average balances of deposits and the average rates paid on those deposits for the past two years (in thousands).

Table 15 - DEPOSITS

(in thousands)

	2011		2010
	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits non-interest bearing	$113,829	0.00%	$90,498	0.00%
NOW accounts	30,792	0.27%	24,432	0.26%
Money market accounts	295,187	0.79%	208,076	1.04%
Savings accounts	19,803	0.50%	22,348	0.74%
Time deposits	244,851	1.50%	278,597	1.83%

	$704,462	0.87%	$623,951	1.20%

We are continually evaluating the mix of our deposit base (time deposits versus demand, money market and savings) in relation to our funding needs and current market conditions. Demand deposit products are an area of focus due to their low cost. Noninterest bearing demand deposits grew an average $23.3 million or 25.8% in 2011. Low-interest, NOW accounts increased an average of $6.3 million or 26.0%. In 2010, we participated in the Federal Deposit Insurance Transaction Account Guarantee Program, which provided that through December 31, 2011 our clients received unlimited coverage for balances in both their non-interest bearing and low interest bearing deposit accounts. This program expired December 31, 2011, but provisions of the Dodd-Frank Act provide separate unlimited coverage for non-interest bearing demand and Interest on Lawyer Trust Accounts (IOLTAs) until December 31, 2012.

Non-interest bearing demand deposits increased an average of $23.3 million or 25.8% in 2011. The majority of our non-interest bearing demand accounts are commercial, small business and attorney escrow accounts Commercial accounts have increased an average of $21.6 million in the past year. NOW accounts grew $6.3 million on average in 2011. The majority of our NOW accounts are personal accounts. Monarch began focusing on growing low cost demand and now accounts several years ago. This focus has taken the form of developing a well trained, dedicated cash management team with a goal of providing high quality service and cost effective products to our commercial and small business clients, thereby growing business deposits and also obtaining their personal banking accounts in the process.

Savings account balances declined an average $2.5 million or 11.4% in 2011. This declining trend may be attributable to short term fluctuations or a move from savings to money market or time deposits. Savings accounts are typically utilized by individuals with limited savings capacity or with specific short term goals, looking for a place to set aside funds but are not particularly interest rate sensitive.

Money market accounts have increased an average $87.1 million or 41.9% in 2011. Our money market portfolio consists of both core and noncore accounts. Throughout 2010 and the first nine months of 2011, we had two brokered money market clients that averaged balances of approximately $55.0 million in the first nine months of 2011 and $32.0 million for all of 2010. In September we ended one of those brokered relationships and renegotiated the remaining relationship, thereby reducing brokered money market accounts to an approximate average of $15.0 million for the remainder of 2011. Core money market accounts increased an average $74.4 million or 42.2% in 2011. Our core money market account is a multi-tiered product offering better rates than savings accounts but at higher deposit levels. It is a highly competitive product that offers more flexibility than time deposits with the benefit of rates comparable with short term time deposits. We have chosen to focus on growth in our money market product in 2011 rather than growing time deposits because of their short term nature and the benefits this adds in managing maturities in our portfolio.

In 2010 we simplified our array of existing consumer demand products into four basic products which, we believe, offer our clients services that fit their specific needs. In addition, we consolidated our money market products into two highly competitive products. These changes were aimed at building client relationships rather than single accounts. This goal was been further enhanced by price differentiation on our time deposits for clients and non-clients.

Certificates of deposit of $100,000 or more are detailed in Table 16. More information on deposits is contained in Note 9 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K).

Certificates of deposit as of December 31, 2011 and 2010 in amounts of $100,000 and over were classified by maturity as follows:

Table 16 - CERTIFICATES OF DEPOSITS $100,000 AND OVER

(in thousands)

	December 31,
	2011			2010
	Combined	Core	Brokered	Combined	Core	Brokered
3 months or less	$75,749	$9,069	$66,680	$78,070	$43,764	$34,306
Over 3 through 6 months	41,323	14,117	27,206	48,964	19,890	29,074
Over 6 through 12 months	38,127	38,127	—	24,423	19,396	5,027
Over 12 months	43,356	43,356	6,543	38,234	22,810	15,425

	$198,555	$104,669	$100,429	$189,691	$105,860	$83,832

At December 31, 2011 our brokered time deposits to total deposits was 13.6% compared to 11.8% at December 31, 2010. Although brokered deposits are purchased in large denomination transactions, the source of these deposits is in denominations of less than $100,000, providing us with a balance of stability and flexibility. Brokered deposits include Certificate of Deposit Account Registry Service (“CDARS”) deposits used by municipalities and other depositors to ensure full FDIC insurance protection. We had $17.0 million in municipal deposits in CDARS at December 31, 2011. We use our brokered time deposits primarily to fund our loans held for sale portfolio. CDARS offers short term CD products called One-way Buys, which allow participants to bid weekly for available deposits at specified terms. At December 31, 2011 four of our brokered deposits totaling $59.0 million were in the form of CDARS One-way Buys with remaining terms of between 5 and 26 days. These deposits work well for Monarch because of their weekly availability, coupled with their short term, which allows us to more closely mirror the funding needs of our loans held for sale. In 2010 a provision of the Dodd-Frank Act permanently increased the level of Federal Deposit Insurance on all deposits to $250,000. As of December 31, 2011, our non-brokered deposits in excess of $250,000 totaled $23.3 million.

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

Cash, cash equivalents and federal funds sold totaled $31.7 million as of December 31, 2011, an increase of $4.4 million from the year ended December 31, 2010. At December 31, 2011, cash, securities classified as available for sale and federal funds sold were $40.9 million or 4.8% of total earning assets, compared to $45.0 million or 5.8% of total earning assets at December 31, 2010.

We are members of the Promontory Network and have access to a program through their Certificate of Deposit Account Registry Service® (“CDARS”) to use their CDARS One Way BuySM to purchase cost-effective funding without collateralization (and in lieu of generating funds through “traditional” brokered CDs or the Federal Home Loan Bank). These funds are accessed through a weekly auction. The auction typically takes place on Wednesdays, with next day settlement. There are seven maturities available ranging from 4 weeks to 5 years. If we are allotted funds in the auction, we incur no transaction fees or commissions. Although the process to compete for these deposits is different from the process for traditional brokered CDs, they are still considered brokered for Call Report purposes. These funds, which are included in our Jumbo CDs, are subject to discretionary limitations on volume that we normally would impose on traditional brokered deposits. Based on our “well capitalized” status, we are able to draw up to 15% of assets or $136.3 million from this program at December 31, 2011. We had $59.0 million on our balance sheet from this program at December 31, 2011. We did not participate in this program in 2010.

We have additional sources of liquidity available to us including the capacity to borrow additional funds through several established arrangements. Further information on Borrowings is contained in Note 10 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K).

In the course of operations, due to fluctuations in loan and deposit levels, we occasionally find it necessary to purchase federal funds on a short-term basis. We maintain unsecured federal funds line arrangements with five other banks, which allow us to purchase funds totaling $34,500,000. These lines mature and reprice daily. There were no federal funds purchased at December 31, 2011 or December 31, 2010.

We also have access to the Federal Reserve Bank of Richmond’s discount window should a liquidity crisis occur. We have not used this facility in the past and consider it a backup source of funds.

We are a member of the Federal Home Loan Bank of Atlanta (“FHLB”) and as such, may borrow funds under a line of credit based on criteria established by the FHLB. This line of credit would allow us to borrow up to 30% of assets, or approximately $272.5 million, if collateralized, as of December 31, 2011. We currently pledge loans and investment securities to secure this line. Blanket liens pledged on certain designated loan portfolios amounted to $119.9 million at December 31, 2011 and $146.2 million at December 31, 2010. Additionally, investment securities with carrying values of $227 thousand at December 31, 2011 and $419 thousand at December 31, 2010 were pledged to secure any borrowings. Based on pledged collateral we had a line of $58.2 million at December 31, 2011. This line is reduced by $8.0 million, which has been pledged as collateral for public deposits. Should we ever desire to increase the line of credit beyond the 30% limit, the FHLB would allow borrowings of up to 40% of total assets once we met specific eligibility criteria.

In 2009, we negotiated an additional line of credit with FHLB that was secured by specific loans held for sale (“LHFS”). We pledge these loans, which have been sold to FHLB approved investors, as collateral. In return, we are allowed to borrow up to 78% of these loans for up to 120 days. Blanket liens pledged on specifically designated loans held for sale amounted to $116.9 million. Based on pledged collateral we had a line of $91.4 million at December 31, 2011.

We had $24,375,430 of FHLB borrowings outstanding on our primary line and $46,052,051 outstanding on our LHFS line on December 31, 2011, and $1,475,387 outstanding on our primary line and $28,806,814 outstanding on our LHFS line as of December 31, 2010. We had $1,375,430 in a fixed-term advance contract outstanding on December 31, 2011. This advance, which was used to match-fund several amortizing longer-term fixed-rate loans, matures on September 28, 2015 and bears interest of 4.96% at December 31, 2011. We had $23,500,000 in a daily rate borrowing that is re-priced daily and matures September 10, 2012.

Advances on the LHFS line are re-priced daily. We had three advances outstanding on December 31, 2011. The first advance, in the amount of $5,025,051 matures March 26, 2012 and had an original balance of $10,000,000. The second advance was in the amount of $2,000,000 and matures March 28, 2012, and the third advance was $39,000,000 and matures March 29, 2012.

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

In December 2008, we were approved for and received $14.7 million from the U.S. Treasury Department under the TARP Capital Purchase Program. Under this program we issued 14,700 shares of Series A, $1,000 liquidation value, cumulative perpetual preferred stock. This stock carried a 5% dividend for each of the first 5 years of the investment, and 9% thereafter, and certain warrants on our common stock. In December 2009, we repurchased all of our Series A cumulative perpetual preferred stock from the U.S. Treasury Department. In early 2010 we repurchase stock the remaining warrants outstanding.

In June 2008, we raised $6.8 million net in capital through the sale of 774,110 shares of our common stock in two private placements. Selling shareholders were accredited investors and included certain qualifying insiders. These insiders were members of our board of directors and senior management whose purchases were made in accordance with Nasdaq Capital Market guidelines.

On July 5, 2006, we issued Trust Preferred Subordinated Notes in the amount of $10,000,000 through a private transaction. These notes, which are non-dilutive to common stock, may be included in Tier I capital for regulatory capital determination purposes. The notes have a LIBOR-indexed rate which adjusts, and is payable, quarterly. The rate on the notes at December 31, 2011 was 1.88%. In September 2009, we entered into an interest rate swap arrangement with PNC Bank of Pittsburgh to fix this rate at 4.86% for five years. The Trust Preferred Subordinated Notes may be redeemed at par beginning on September 30, 2011. This capital was used for general corporate purposes to support the continued growth.

On April 11, 2005, we announced an offering of a minimum of 414,900 shares and a maximum of 742,500 shares of common stock at a pre-established price of $8.78 per share. The offering ran until May 31, 2005 with the full 742,500 shares sold. This capital was used for general corporate purposes to support the continued growth.

The Federal Reserve, the Comptroller of the Currency and the Federal Deposit Insurance Bank adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. At December 31, 2011, the required minimum ratio of qualifying total capital to risk-weighted assets was 8%, of which 4% must be tier-one capital. Tier-1 capital includes stockholders’ equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. At December 31, 2011, our total risk-based capital ratio was 12.42%, which is well above the regulatory minimum of 8% and the well capitalized minimum of 10%.

All share and per share amounts are retroactively adjusted to reflect the stock dividend and splits.

Table 17 - REGULATORY CAPITAL

(Dollars in Thousands)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
As of December 31, 2011
Total Risk-Based Capital Ratio
Consolidated Company	$94,918	12.42%	$61,144	8.00%	N/A	N/A
Bank	$91,374	11.97%	61,052	8.00%	76,315	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated Company	$85,360	11.17%	$30,572	4.00%	N/A	N/A
Bank	$81,826	10.72%	30,526	4.00%	45,789	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated Company	$85,360	9.88%	$34,543	4.00%	N/A	N/A
Bank	$81,826	9.48%	34,543	4.00%	43,178	5.00%
(Tier 1 Capital to Average Assets)
As of December 31, 2010
Total Risk-Based Capital Ratio
Consolidated Company	$89,061	12.99%	$54,846	8.00%	N/A	N/A
Bank	$85,075	12.42%	54,820	8.00%	68,526	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated Company	$80,486	11.74%	$27,423	4.00%	N/A	N/A
Bank	$76,503	11.16%	27,410	4.00%	41,115	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated Company	$80,486	9.35%	$34,424	4.00%	N/A	N/A
Bank	$76,503	8.89%	34,424	4.00%	43,030	5.00%
(Tier 1 Capital to Average Assets)

OFF-BALANCE SHEET TRANSACTIONS

We enter into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. Our off-balance sheet transactions recognized as of December 31, 2011 were a letter of credit to secure public funds, commitments to extent credit and standby letters of credit.

Our letter of credit to secure public funds was from the Federal Home Loan Bank, and was for $8.0 million at December 31, 2011 and $6.0 million at December 31, 2010.

Commitments to extend credit and unfunded commitments under existing lines of credit amounted to $172.4 million at December 31, 2011 and $168.2 million at December 31, 2010, which represent legally binding agreements to lend to clients with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

Standby letters of credit are conditional commitments we issue guaranteeing the performance of a client to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At December 31, 2011 and December 31, 2010, we had $16.3 million and $5.8 million respectively, in outstanding standby letters of credit. We do not have any off-balance sheet subsidiaries or special purpose entities. There was a commitment to purchase a tax-exempt municipal security with an original face or $150,000 at a price of 100.5 on December 31, 2011. This security settled January 5, 2012. There were no commitments to purchase securities at December 31, 2010.

We and our subsidiaries have thirty-four non-cancellable leases for premises. Further information on lease commitments is contained in Note 5 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K).

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

Derivative Financial Instruments

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

Periodically, we participate in a “mandatory” delivery program for mortgage loans. Under the mandatory delivery system, loans with interest rate locks are paired with the sale of a notional security bearing similar attributes. Interim income or loss on the pairing of the loans and securities is recorded in mortgage banking income on our income statement. In addition, at the time the loan is delivered to an investor, matched securities are repurchased and a gain or loss on the pairing is recorded in mortgage banking income on our income statement. Management has elected to limit our exposure to this form of delivery to $50 million in outstanding loans. We were not participating in the mandatory delivery program at December 31, 2011.

Fair Value Measurements

Under GAAP we are permitted to choose to measure many financial instruments and certain other items at fair value. The estimation of fair value is significant to certain assets, including loans held-for-sale, available-for-sale securities, and foreclosed real estate owned. These assets are recorded at fair value or lower of cost or fair value, as applicable. The fair values of loans held-for-sale are based on commitments from investors. The fair values of available-for-sale securities are based on published market or dealer quotes for similar securities. The fair values of rate lock commitments are based on net fees currently charged to enter into similar agreements. The fair value of foreclosed real estate owned is estimated based on our evaluation of fair value of similar properties.

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

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with our financial instruments also change, affecting net interest income, the primary component of our earnings. ALCO uses the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While this committee routinely monitors simulated net interest income sensitivity over a rolling 12 and 24 month horizon, it also employs additional tools to monitor potential longer-term interest rate risk.

The results of this simulation model are presented in tables 4 and 4a included in Item 7. of this Form 10-K. This model assumes flat growth and captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on our balance sheet. The simulation model is prepared and updated four times each year. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one and two year horizon given a 400, 300, 200 and 100 basis point (bp) upward shift or a 100, or 200 basis point downward shift in interest rates. The model does simulations using two assumptions; a sudden or “shocked” one month shift in rates and a “ramped” parallel and pro rata shift in rates over a 12 month and 24 month period for changes in net interest income and for 12 months for Market value of Portfolio Equity Sensitivity. The following reflects the range of our net interest income sensitivity analysis and Market Value of Portfolio Equity Sensitivity as of December 31, 2011.

All of the results in the net interest income met the approved policy limits of our Asset Liability Management Policy with the exception of the shocked assumption for an upward shift of 400 basis points in the 24 month period and downward shift of 200 basis points in both the 12 and 24 month periods. Net interest income met the approved policy limits for all rate shifts presented in both the 12 month and 24 month period with the exception of a downward shift of 200 basis points and 24 month period. The results of changes in Market Value of Portfolio Equity Sensitivity indicate that downward shifts of 200 basis points under both assumptions would yield results that were not within the approved limits. We continue to focus its efforts on complying with approved limits.

In 2011 we began running the model with the assumption of flat growth, which is a departure from our previous budget based model. It is a “snapshot” approach that captures how the assets and liabilities that are on our balance sheet at a specific point in time, which in this case is December 31, 2011, would perform under changing rate scenarios. This approach only focuses on management’s decisions about the pricing, structure and duration of assets and liabilities to that point, filtering out the impact of future decisions. This is a beneficial simulation because it allows management to assess current strategies and determine if changes need to be made in the future with regard to those strategies.

The potential impact of rising rates on net interest income and equity is a primary concern for most members of the banking industry today, because rates have remained at historic lows long enough for the majority of assets and liabilities to re-price to the low levels creating a potential for liability sensitivity. Borrowers want to “lock in” loan rates for a longer period when rates are low because it decreases their costs. At the same time, depositors want to keep time deposits and similar savings products short so that they are not locked in to lower earnings when rates rise. This combination creates liability sensitivity, which results in margin compression when rates rise because rates on deposits and borrowings increase at a faster pace than rates on loans and other earning assets. Monarch has attempted to balance the desires of our clients with the realities of positioning the Bank for protection from margin compression in the future. Based on model results, Monarch’s balance sheet appears to be adequately positioned avoid margin compression when rates begin to rise.

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

Management assessed our internal controls over financial reporting as of December 31, 2011. This assessment was based on criteria established in Internal Controls – Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2011.

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
Chief Executive Officer

/s/ LYNETTE P. HARRIS
Lynette P. Harris
Executive Vice President and Chief Financial Officer

March 28, 2012

Certified Public Accountants and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Monarch Financial Holdings, Inc. and Subsidiaries

Chesapeake, VA

We have audited the accompanying consolidated balance sheet of Monarch Financial Holdings, Inc. and Subsidiaries as of December 31, 2011, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Monarch Financial Holdings, Inc. and Subsidiaries for the year ended December 31, 2010, were audited by other auditors whose report, dated March 28, 2011, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monarch Financial Holdings, Inc. and Subsidiaries as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

March 28, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Monarch Financial Holdings, Inc. and Subsidiary

We have audited the accompanying consolidated statement of condition of Monarch Financial Holdings, Inc. and Subsidiary (Company) as of December 31, 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended. The financial statements are the responsibility of the management of Monarch Financial Holdings, Inc. and Subsidiary. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2010 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monarch Financial Holdings, Inc and Subsidiary as of December 31, 2010, and results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes Goodman LLP (successor to Goodman & Company, LLP)

March 28, 2012

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
	2011	2010
ASSETS:
Cash and due from banks	$20,090,991	$14,733,974
Interest bearing bank balances	10,188,033	10,150,773
Federal funds sold	1,466,560	2,491,000

Total cash and cash equivalents	31,745,584	27,375,747
Investment securities available-for-sale, at fair value	9,186,697	17,601,718
Loans held for sale	211,555,094	175,388,356
Loans held for investment, net of unearned income	607,612,446	558,868,227
Less: allowance for loan losses	(9,930,000)	(9,037,800)

Loans, net	597,682,446	549,830,427
Property and equipment, net	23,093,883	20,841,486
Restricted equity securities, at cost	6,420,500	8,692,450
Bank owned life insurance	6,946,166	7,335,473
Goodwill	775,000	775,000
Intangible assets, net	461,311	639,883
Other real estate owned	3,368,700	1,744,700
Other assets	17,241,547	15,357,505

Total assets	$908,476,928	$825,582,745

LIABILITIES:
Deposits:
Demand deposits - non-interest bearing	$133,855,101	$97,654,595
Demand deposits - interest bearing	40,930,378	32,346,048
Savings deposits	17,915,622	19,348,291
Money market deposits	269,749,851	283,271,306
Time deposits	277,641,145	273,041,337

Total deposits	740,092,097	705,661,577
Borrowings:
Trust preferred subordinated debt	10,000,000	10,000,000
Federal Home Loan Bank advances	70,927,481	30,282,201

Total borrowings	80,927,481	40,282,201
Other liabilities	10,610,522	7,905,470

Total liabilities	831,630,100	753,849,248

STOCKHOLDERS’ EQUITY:
Preferred stock, $5 par value, 1,185,300 shares authorized; none issued	—	—
Noncumulative perpetual preferred stock, series B, liquidation value of $20.0 million, $5 par value; 800,000 shares authorized, issued and outstanding	4,000,000	4,000,000
Common stock, $5 par value: 20,000,000 shares authorized; issued and outstanding - 5,999,989 shares ( includes nonvested shares of 83,550) at December 31, 2011 and 5,969,039 shares outstanding at December 31, 2010	29,582,195	29,845,195
Additional paid-in capital	22,475,738	22,131,351
Retained earnings	20,537,960	15,925,106
Accumulated other comprehensive loss	(363,028)	(333,247)

Total Monarch Financial Holdings, Inc. stockholders’ equity	76,232,865	71,568,405
Noncontrolling interests	613,963	165,092

Total equity	76,846,828	71,733,497

Total liabilities and stockholders’ equity	$908,476,928	$825,582,745

The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010
Interest income:
Interest and fees on loans	$40,019,749	$38,935,466
Interest on investment securities	183,288	185,548
Interest on federal funds sold	53,256	30,918
Dividends on equity securities	156,986	114,692
Interest on other bank accounts	6,048	6,209

Total interest income	40,419,327	39,272,833

Interest expense:
Interest on deposits	6,198,080	7,490,038
Interest on trust preferred subordinated debt	492,750	492,750
Interest on borrowings	105,625	814,766

Total interest expense	6,796,455	8,797,554

Net interest income	33,622,872	30,475,279
Provision for loan losses	6,319,887	8,639,292

Net interest income after provision for loan losses	27,302,985	21,835,987

Non-interest income:
Mortgage banking income	51,362,464	50,505,562
Service charges and fees	1,630,416	1,637,364
Investment and insurance commissions	250,461	289,730
Gain on sale of assets	37,223	22,073
Gain on sale of securities	3,107	—
Other	1,461,767	945,564

Total noninterest income	54,745,438	53,400,293

Non-interest expenses:
Salaries and employee benefits	23,236,123	18,642,537
Commissions	25,093,001	27,421,538
Loan origination expenses	6,456,864	5,970,413
Occupancy expenses	3,929,058	3,480,682
Furniture and equipment expenses	1,982,600	1,632,558
Marketing expense	1,541,689	1,190,348
Data processing services	1,197,085	896,075
Professional fees	990,056	774,524
Foreclosed property expense	848,523	128,106
FDIC insurance	751,214	1,077,579
Other	5,018,153	4,265,401

Total noninterest expenses	71,044,366	65,479,761

Income before income taxes	11,004,057	9,756,519
Income tax provision	(3,418,692)	(3,544,532)

Net income	7,585,365	6,211,987
Less: Net income attributable to noncontrolling interests	(459,753)	(262,596)

Net income attributable to Monarch Financial Holdings, Inc.	$7,125,612	$5,949,391

Preferred stock dividend and accretion of preferred stock discount	1,560,000	1,560,000

Net income available to common stockholders	$5,565,612	$4,389,391

Basic net income per share	$0.93	$0.77
Diluted net income per share	$0.84	$0.75

The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Additional Paid-In	Preferred	Retained	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Interest	Total
Balance - December 31, 2009	5,865,534	$29,327,670	$22,383,274	$4,000,000	$12,360,292	$(162,939)	$106,857	$68,015,154
Comprehensive income:
Net income for year ended December 31, 2010					5,949,391		262,596	6,211,987
Other comprehensive income:
Change in unrealized loss on interest rate swap						(213,244)		(213,244)
Change in unrealized gain on securities available-for-sale, net of reclassification adjustment and income taxes						42,936		42,936

Total comprehensive income								6,041,679

Stock-based compensation expense net of forfeitures and income tax benefit	74,400	372,000	(23,897)					348,103
Stock options exercised, including tax benefit from exercise of options	29,105	145,525	31,974					177,499
Redemption of warrants on series A cumulative perpetual preferred stock			(260,000)					(260,000)
Cash dividend declared on Series B noncumulative perpetual preferred stock (7.8%)					(1,560,000)			(1,560,000)
Cash dividend declared on common stock					(824,577)			(824,577)
Contributions from noncontrolling interests							73,500	73,500
Distributions to noncontrolling interests							(277,861)	(277,861)

Balance - December 31, 2010	5,969,039	$29,845,195	$22,131,351	$4,000,000	$15,925,106	$(333,247)	$165,092	$71,733,497
Comprehensive income:
Net income for year ended December 31, 2011					7,125,612		459,753	7,585,365
Other comprehensive income:
Change in unrealized loss on interest rate swap						(41,335)		(41,335)
Change in unrealized gain on securities available-for-sale, net of reclassification adjustment and income taxes						11,554		11,554

Total comprehensive income								7,555,584

Stock-based compensation expense net of forfeitures and income tax benefit	(21,200)	(106,000)	429,307					323,307
Cash dividend declared on Series B noncumulative perpetual preferred stock (7.8%)					(1,560,000)			(1,560,000)
Cash dividend declared on common stock					(952,758)			(952,758)
Common stock repurchase	(31,400)	(157,000)	(84,920)					(241,920)
Contributions from noncontrolling interests							490,000	490,000
Distributions to noncontrolling interests							(500,882)	(500,882)

Balance - December 31, 2011	5,916,439	$29,582,195	$22,475,738	$4,000,000	$20,537,960	$(363,028)	$613,963	$76,846,828

The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010
Operating activities:
Net income	$7,585,365	$6,211,987
Adjustments to reconcile to net cash from operating activities:
Provision for loan losses	6,319,887	8,639,292
Depreciation	1,709,145	1,343,270
Accretion of discounts and amortization of premiums, net	23,387	23,090
Deferral of loan costs, net of deferred fees	978	246,929
Amortization of intangible assets	178,572	178,572
Stock-based compensation	323,307	348,103
Appreciation of bank-owned life insurance	(269,263)	(285,921)
Loss from rate lock commitments	503,986	300,854
Net gain on disposition of property and equipment	(37,223)	(22,073)
Net (gain) loss on sale of other real estate	524,472	(103,095)
Net gain on disposition of security investments	(3,107)	—
Deferred income tax (benefit) expense	(695,572)	(240,969)
Amortization of deferred gain	(163,451)	(163,450)
Changes in:
Loans held for sale	(36,166,738)	(96,390,643)
Interest receivable	(143,523)	(263,943)
Other assets	(1,062,997)	(1,075,684)
Other liabilities	2,799,923	2,195,162

Net cash used in operating activities	(18,572,852)	(79,058,519)

Investing activities:
Purchases of available-for-sale securities	(80,272,582)	(15,820,723)
Proceeds from sales and maturities of available-for-sale securities	88,684,829	5,450,900
Proceeds from sale of other real estate	3,210,532	5,356,487
Proceeds from sale of assets	20,200	—
Proceeds from bank owned life insurance	1,077,632	—
Reduction in bank owned life insurance	(656,622)
Purchases of premises and equipment	(4,171,602)	(13,193,330)
Purchase of restricted equity securities, net of redemptions	2,271,950	(1,672,750)
Loan originations, net of principal repayments	(59,531,888)	(35,198,866)

Net cash used in investing activities	(49,367,551)	(55,078,282)

Financing activities:
Net increase in noninterest-bearing deposits	36,200,506	21,485,777
Net (decrease) increase in interest-bearing deposits	(1,769,986)	144,136,912
Cash dividends paid on preferred stock	(1,560,000)	(1,560,000)
Cash dividends paid on common stock	(952,758)	(824,577)
Net increase (decrease) of FHLB advances	40,645,280	(35,876,573)
Contributions from noncontrolling interests	490,000	73,500
Distributions to noncontrolling interests	(500,882)	(191,230)
Proceeds from issuance of common stock	—	177,499
Repurchase of common stock, net of repurchase costs	(241,920)	—
Redemption of stock warrants	—	(260,000)

Net cash from financing activities	72,310,240	127,161,308

CHANGE IN CASH AND CASH EQUIVALENTS	4,369,837	(6,975,493)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	27,375,747	34,351,240

CASH AND CASH EQUIVALENTS AT END OF YEAR	$31,745,584	$27,375,747

SUPPLEMENTAL SCHEDULES AND CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and other borrowings	$6,819,988	$8,808,980
Income taxes	$3,089,372	$3,129,028
Loans transferred to foreclosed real estate during the year	$5,359,004	$5,617,450
Loans to facilitate the sale of real estate	$—	$2,290,057
Unrealized gain on securities available for sale, net	$17,506	$77,141
Unrealized loss on interest rate swap, net	$(62,628)	$(410,388)

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations: Monarch Financial Holdings, Inc. (the “Company” or “Monarch”) is a Virginia chartered Bank Holding Company that offers a full range of banking services, primarily to individuals and businesses in the Hampton Roads area of Virginia and northeastern North Carolina. On June 1, 2006, the Company was created through a reorganization plan, under the laws of the Commonwealth of Virginia, in which Monarch Bank (the “Bank”) became a wholly-owned subsidiary of Monarch Financial Holdings, Inc. Monarch Bank was incorporated on May 1, 1998, and commenced operations on April 14, 1999.

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

Principles of Consolidation: Our consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, collectively referred to as the “Company” or “Monarch”. All significant intercompany transactions have been eliminated.

Use of Estimates: Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and general practices within the banking industry requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Our actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the fair value of foreclosed real estate, deferred income taxes and the fair values of financial instruments.

Cash and Cash Equivalents: We define cash and cash equivalents to include currency, balances due from banks (including non-interest bearing and interest bearing deposits) and federal funds sold. We are required to maintain certain reserve balances with the Federal Reserve Bank. These required reserves were $5.2 million at December 31, 2011 and $3.5 million at December 31, 2010.

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

Loans Held for Sale: Loans originated and intended for sale in the secondary market are carried at the lower of cost or market in the aggregate. Net unrealized losses, if any, are recognized through charges to income.

Loans: Loans are reported at their recorded investment, which is the principal outstanding balance plus accrued interest and net of charge-offs, deferred loan fees and costs on originated loans, unearned income, and unamortized premiums or discounts, if any, on purchased loans. Interest income is recognized over the term of the loan and is calculated using the simple-interest method on principal amounts outstanding. Further information on loans is contained in Note 3 to our Consolidated Financial Statements.

Deferred Loan Fees and Costs: Certain fees and costs associated with loan originations are recognized as an adjustment to interest income and straight-lined over the contractual life of the loans.

Allowance for Loan Losses: The allowance for loan losses reflects management’s judgment of probable losses inherent in the portfolio at the balance sheet date. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal and/or interest when due, according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except in the case of collateral-dependent loans which may be measured for impairment based on the fair value of the collateral. Further information on loans is contained in Note 3 to our Consolidated Financial Statements.

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

The allowance for loan losses consists of amounts applicable to three categories: (i) the commercial loan portfolio; (ii) the real estate loan portfolio; (iii) the consumer loan portfolio. Loans within these categories are further separated into classes or segments. Loans are pooled by risk segment and losses were modeled utilizing risk rating, historical experience, known and inherent risks, and quantitative techniques which management determined fit the characteristics of that segment. Additionally, loans that have been specifically identified as a credit risk due to circumstances that may affect the ability of the borrower to repay interest and/or principal are analyzed on an individual basis. Adverse circumstances may include loss of repayment source, deterioration in the estimated value of collateral, elevated trends of delinquencies, and charge-offs.

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

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Increases and decreases in the allowance due to changes in the measurement of impaired loans, if applicable, are included in the provision for loan losses. A loan is considered impaired when, based on current information and events; it is probable that we will be unable to collect all amounts due to us according to the contractual terms of the loan agreement. Impairment is measured on a loan by loan basis, by either the present value of expected future cash flows discounted to the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral less costs to sell if the loan is collateral dependent. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable.

When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance. Subsequent recoveries, if any, are credited to the allowance until fully recaptured, prior to the resumption of recording additional principal curtailments and/or interest.

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

•

Charge-offs are taken immediately on any loan graded a “9” or considered statutory bad debt. Statutory bad debt exists when interest on a loan is past due and unpaid for six months and the loan is not well secured and in process of collection.

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

Property and Equipment: Land is carried at cost. Property and equipment are stated at cost less accumulated depreciation. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvement, whichever is shorter. Repairs and maintenance costs are charged to operations as incurred and additions and improvements to premises and equipment are capitalized. For financial reporting purposes, assets are depreciated using the straight-line method over their estimated useful lives, which range from 3 years to 30 years, depending on the asset type and any related contracts. For income tax purposes, the accelerated cost recovery system and the modified accelerated cost recovery system are used.

Restricted Equity Securities: As a requirement for membership, we invest in the stock of the Federal Home Loan Bank of Atlanta (“FHLB”), Community Bankers Bank (“CBB”), and the Federal Reserve Bank (“FRB”). These investments are carried at cost. Due to the redemption provisions of these entities, we estimated that fair value approximates cost and that these investments were not impaired at December 31, 2011.

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) we do not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Rate Lock Commitments: Through our mortgage banking activities, we commit to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. rate lock commitments.) The period of time between the issuance of a loan commitment and closing and sale of the loan generally ranges between 15 to 90 days. The Company protects itself from changes in interest rates by entering into loan purchase agreements with third party investors that provide for the investor to purchase loans at the same terms, including interest rate, as committed to the borrower. Under the contractual relationship with these third party investors, the Company is obligated to sell the loan to the investor, and the investor is obligated to buy the loan, only if the loan closes. No other obligation exists. The Company is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates as a result of these contractual relationships with third party investors.

Advertising: Advertising costs are expensed as incurred.

Income Taxes: Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and includes recognition to changes in current tax rates and laws.

Segment Reporting: Public business enterprises are required to report information about operating segments in financial statements and selected information about operating segments in financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management in determining how to allocate resources and to assess effectiveness of the segments’ performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. We have two reporting segments, one for general banking service and one for mortgage banking operations.

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

Periodically, we participate in a “mandatory” delivery program for mortgage loans. Under the mandatory delivery system, loans with interest rate locks are paired with the sale of a notional security bearing similar attributes. Interim income or loss on the pairing of the loans and securities is recorded in mortgage banking income on our income statement. In addition, at the time the loan is delivered to an investor, matched securities are repurchased and a gain or loss on the pairing is recorded in mortgage banking income on our income statement. Management has elected to limit our exposure to this form of delivery to $50 million in outstanding loans. We were not participating in the mandatory delivery program at December 31, 2011.

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

	2011	2010
Unrealized holding gains on securities available for sale arising during the period	$20,613	$65,055
Plus reclassification adjustments for losses included in income	(3,107)	—

Total other comprehensive income before income tax expense	17,506	65,055
Less income tax expense	(5,952)	(22,119)

Net unrealized gains	$11,554	$42,936

Unrealized holding losses on interest rate swap arising during the period	$(62,628)	$(424,656)
Plus reclassification adjustments for losses included in income	—	—

Total other comprehensive income before income tax expense	(62,628)	(424,656)
Add income tax benefit	21,293	211,412

Net unrealized losses	$(41,335)	$(213,244)

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently assessing the impact that ASU 2011-12 will have on our consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. We are currently assessing the impact that ASU 2011-11 will have on our consolidated financial statements.

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application is not permitted. We are currently assessing the impact that ASU 2011-04 will have on our consolidated financial statements.

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

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings.” The amendments in this ASU temporarily delayed the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay was intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring was effective for interim and annual periods ending after June 15, 2011. We have adopted ASU 2011-01 and included the required disclosures in our consolidated financial statements.

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

The Securities Exchange Commission (SEC) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.” The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. generally accepted accounting principles (GAAP) were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. We have submitted financial statements in extensible business reporting language (XBRL) format with our SEC filings in accordance with the phased-in schedule.

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

In December 2010, the FASB issued ASU 2010-28, “Intangible – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into an entity’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures will be required for periods beginning on or after December 15, 2010. We have included the required disclosures in our consolidated financial statements.

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

NOTE 2 – INVESTMENT SECURITIES

Securities available-for-sale consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
U.S. government agency obligations	$6,058,680	$48,244	$(1,331)	$6,105,593
Mortgage-backed securities	1,249,269	12,556	(2,977)	1,258,848
Municipal securities	1,244,362	69,555	(3,016)	1,310,901
Corporate debt securities	500,000	11,355	—	511,355

	$9,052,311	$141,710	$(7,324)	$9,186,697

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
U.S. government agency obligations	$16,581,900	$85,272	$—	$16,667,172
Mortgage-backed securities	402,937	16,404	—	419,341
Corporate debt securities	500,000	15,205	—	515,205

	$17,484,837	$116,881	$—	$17,601,718

The Company did not have any held-to-maturity or trading securities at December 31, 2011 or December 31, 2010.

The amortized cost and estimated fair value of securities, all of which are classified as available for sale, at December 31, 2011, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

Securities available-for-sale:

	Amortized Cost	Fair Value
Due in one year or less	$500,140	$501,885
Due from one to five years	5,081,935	5,140,391
Due from five to ten years	1,098,911	1,098,467
Due after ten years	2,371,325	2,445,954

Total	$9,052,311	$9,186,697

The gross unrealized losses in our securities portfolio at December 31, 2011 are as follows:

GROSS UNREALIZED LOSSES AND FAIR VALUE

AS OF DECEMBER 31, 2011

	Less than 12 months		12 months or more		Total
Securities Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency obligations	$1,497,700	$(1,331)	$—	$—	$1,497,700	$(1,331)
Mortgage-backed securities	1,025,075	(2,977)	—	—	1,025,075	(2,977)
Municipal securities	250,467	(3,016)	—	—	250,467	(3,016)
Corporate bonds	—	—	—	—	—	—

Total temporarily impaired securities	$2,773,242	$(7,324)	$—	$—	$2,773,242	$(7,324)

There were no gross unrealized losses in our securities portfolio at December 31, 2010. There are no investments in our securities portfolio that have been in a continuous unrealized loss position for more than 12 months. If we were to have unrealized losses in our securities portfolio for more than 12 months, we have the ability to carry such investments to the final maturity of the instruments. Other-than-temporarily impaired (“OTTI”) guidance for investments state that an impairment is OTTI if any of the following conditions exist: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or, the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). An impaired security identified as OTTI should be separated and losses should be recognized in earnings. Based on this guidance, there were no securities considered OTTI at December 31, 2011 or December 31, 2010 and there were no losses related to OTTI recognized in accumulated other comprehensive income at either, December 31, 2011 or 2010.

All of our mortgage-backed securities are government agency issued. The carrying value of our government agency issued mortgage backed securities was $1,258,848 or 100% of the total mortgage-backed securities at December 31, 2011 and $419,314 or 100% at December 31, 2010.

Securities with carrying values of $3,221,216 and $6,101,096 were pledged to secure treasury tax and loan, public deposits and borrowings from the Federal Home Loan Bank of Atlanta at December 31, 2011 and 2010, respectively.

We recorded a gross realized gain on the sale of an available-for-sale investment of $3,107 in 2011. There were no gross realized gains or losses on available-for-sale securities in 2010. Proceeds from maturities, sales and calls of investment securities were $88,684,829 and $5,450,900 for 2011 and 2010, respectively.

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans consisted of the following at December 31:

	2011	2010
Commercial	$81,209,758	$86,633,856
Real estate
Construction	139,255,002	119,881,034
Residential (1-4 family)	85,750,291	84,822,652
Home equity lines	74,870,706	81,013,642
Multifamily	26,710,732	20,959,832
Commercial	196,198,979	162,541,959

Real estate subtotal	522,785,710	469,219,119

Consumers
Consumer and installment loans	3,548,466	2,937,347
Overdraft protection loans	58,232	66,647

Loans to individuals subtotal	3,606,698	3,003,994

Total gross loans	607,602,166	558,856,969
Allowance for loan losses	(9,930,000)	(9,037,800)

Loans net of allowance for loan losses	597,672,166	549,819,169

Unamortized loan costs, net of deferred fees	10,280	11,258

Total net loans	$597,682,446	$549,830,427

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

Our loan portfolio is divided into three loan types; commercial, real estate and consumer. Some of these loan types are further broken down into classes or segments. The commercial loan portfolio is not broken down further, but includes commercial and industrial loans which are usually secured by the assets being financed or other business assets. The real estate loan portfolio is broken down into construction, residential 1-4 family, home equity lines, multifamily, and commercial real estate loan segments. The consumer loan portfolio is segmented into consumer and installment loans, and overdraft protection loans.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation or sale of the income producing property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type. This diversity helps reduce our exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on purpose, collateral, geography, cash flow, loan to value and risk grade criteria. As a general rule, we avoid financing special purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2011, approximately 55% and at December 31, 2010, approximately 58% of the outstanding principal balance of our commercial real estate loans portfolio was secured by owner-occupied properties.

With respect to loans to developers and builders that are secured by non-owner occupied properties that we may originate from time to time, we generally require the borrower to have an existing relationship with the Company and a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of considerable funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to the Interest rate sensitivity of their ultimate source of repayment, supply and demand, and governmental regulation of real property, general economic conditions and the availability of long-term financing.

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

Consumer and residential loan originations, including home equity lines of credit, utilize analytics to supplement the underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed. This monitoring, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend, sensitivity analysis, shock analysis and outlook reports are reviewed by management on a regular basis. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage of 80%, collection remedies, the number of such loans a borrower can have at one time and documentation requirements.

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

We have an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. This methodology begins with a look at the three loan types; commercial, real estate, and consumer. Loans within the commercial and real estate types are evaluated on an individual or relationship basis and assigned a risk grade based on the characteristics of the loan or relationship. Loans within the consumer type are assigned risk grades and evaluated as a pool, unless specifically identified through delinquency or other signs of credit deterioration, at which time the identified loan would be individually evaluated.

There are nine numerical risk grades which are assigned to loans. These numeric designations represent, from best to worst: minimal, modest, average, acceptable, acceptable with care, special mention, substandard, doubtful and loss.

A loan risk graded as loss is generally charged-off when identified. A loan risk graded as doubtful is considered “watch list” and classified as nonaccrual. We did not have any loans in our portfolio classified as doubtful or loss on December 31, 2011 or December 31, 2010. Additionally, some special mention and all substandard loans are considered watch list and may or may not be classified as nonaccrual, based on current performance. Watch list graded loans or relationships are evaluated individually to determine if all, or a portion of our investment in the borrower, is at risk. If a risk is quantified, a specific loss allowance will be assigned to the identified loan or relationship. We evaluate our investment in the borrower using either the present value of expected future cash flows, discounted at the historical effective interest rate of the loan, or for a collateral-dependent loan, the fair value of the underlying collateral. Special mention loans, which do not appear to be impaired, are included in the “satisfactory” risk grade groups.

“Pass” loans with a risk rating of modest to acceptable with care, along with the special mention loans having lower risk profiles, are assigned an expected loss factor. This loss factor, which is multiplied by the outstanding principal within each risk grade to arrive at an overall loss estimate, is based on a three-year moving average “look-back” at our historical losses, adjusted for environmental risk factors described below.

Additional metrics, in the form of environmental risk factors, are applied to a specific class or risk grade of loans within the portfolio based on local or national trends, identifiable events or other economic factors. At December 31, 2011, four environmental factors were applied to the general risk grade groups. The first environmental factor was applied to our real estate construction loans due to the concentration in our portfolio. The second environmental factor was applied to our home equity lines based on delinquency rates. The third environmental factor was applied to all “pass” loans based on economic conditions, including local unemployment and gross regional product. The final environmental factor was applied to all “satisfactory” loans based on trends in our nonperforming assets. The assumptions used to determine the allowance are reviewed to ensure that their theoretical foundation, data integrity, computational processes, and reporting practices are appropriate and properly documented.

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

A summary of our loan portfolio by class and delineated between pass and watchlist as of December 31, 2011 and December 31, 2010 is as follows:

	December 31, 2011
		Watchlist			Weighted Average
	Pass	Special Mention	Substandard	Total	Risk Grade
Commercial	$72,166,118	$3,073,611	$5,970,029	$81,209,758	4.06
Real estate
Construction	124,747,757	495,479	14,011,766	139,255,002	4.08
Residential (1-4 family)	75,240,661	1,259,491	9,250,139	85,750,291	4.43
Home equity lines	71,487,540	2,229,059	1,154,107	74,870,706	4.12
Multifamily	24,408,006	—	2,302,726	26,710,732	3.82
Commercial	187,102,529	1,518,206	7,578,244	196,198,979	4.06

Real estate subtotal	482,986,493	5,502,235	34,296,982	522,785,710	4.12

Consumers
Consumer and installment loans	3,528,103	—	20,364	3,548,467	3.78
Overdraft protection loans	58,231	—	—	58,231	4.07

Loans to individuals subtotal	3,586,334	—	20,364	3,606,698	3.78

Total gross loans	$558,738,945	$8,575,846	$40,287,375	$607,602,166	4.11

	December 31, 2010
		Watchlist			Weighted Average
	Pass	Special Mention	Substandard	Total	Risk Grade
Commercial	$76,751,687	$8,038,429	$1,843,740	$86,633,856	4.14
Real estate
Construction	95,236,104	5,643,773	19,001,157	119,881,034	4.39
Residential (1-4 family)	68,184,218	5,946,666	10,691,768	84,822,652	4.58
Home equity lines	75,470,348	1,830,661	3,712,633	81,013,642	4.19
Multifamily	17,403,263	3,556,569	—	20,959,832	3.65
Commercial	157,903,052	3,444,500	1,194,407	162,541,959	3.93

Real estate subtotal	414,196,985	20,422,169	34,599,965	469,219,119	4.20

Consumers
Consumer and installment loans	2,706,795	62,182	168,370	2,937,347	4.04
Overdraft protection loans	59,637	7,010	—	66,647	4.00

Loans to individuals subtotal	2,766,432	69,192	168,370	3,003,994	4.04

Total gross loans	$493,715,104	$28,529,790	$36,612,075	$558,856,969	4.19

An aging of our loan portfolio by class as of December 31, 2011 and December 31, 2010 is as follows:

Age Analysis of Past Due Loans

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Recorded Investment > 90 days and Accruing	Recorded Investment Nonaccrual Loans
December 31, 2011
Commercial	$676,519	$21,870	$1,060,983	$1,759,372	$79,450,386	$—	$1,654,635
Real estate
Construction	—	—	128,722	128,722	139,126,280	—	128,723
Residential (1-4 family)	5,692,220	871,229	861,815	7,425,264	78,325,027	138,562	1,224,263
Home equity lines	109,851	102,600	257,450	469,901	74,400,805	—	856,932
Multifamily	—	—	—	—	26,710,732	—	—
Commercial	—	195,074	34,015	229,089	195,969,890	39,018	229,088

Real estate subtotal	5,802,071	1,168,903	1,282,002	8,252,976	514,532,734	177,580	2,439,006

Consumers
Consumer and installment loans	36,469	—	—	36,469	3,511,997	—	20,365
Overdraft protection loans	—	—	—	—	58,232	—	—

Loans to individuals subtotal	36,469	—	—	36,469	3,570,229	—	20,365

Total gross loans	6,515,059	1,190,773	2,342,985	10,048,817	597,553,349	177,580	4,114,006

December 31, 2010
Commercial:	$231,500	$446,484	$1,284,790	$1,962,774	$84,671,082	$270,728	$1,575,207
Real estate
Construction	—	—	1,998,424	1,998,424	117,882,610	240,672	1,757,752
Residential (1-4 family)	333,562	—	2,274,052	2,607,614	82,215,038	418,608	3,620,443
Home equity lines	265,139	1,477,353	437,542	2,180,034	78,833,608	179,992	757,585
Multifamily	—	—	—	—	20,959,832	—	—
Commercial	114,925	—	—	114,925	162,427,034	—	178,941

Real estate subtotal	713,626	1,477,353	4,710,018	6,900,997	462,318,122	839,272	6,314,721

Consumers
Consumer and installment loans	159,755	—	20,816	180,571	2,756,776	20,816	—
Overdraft protection loans	—	—	—	—	66,647	—	—

Loans to individuals subtotal	159,755	—	20,816	180,571	2,823,423	20,816	—

Total gross loans	1,104,881	1,923,837	6,015,624	9,044,342	549,812,627	1,130,816	7,889,928

A summary of the activity in the allowance for loan losses account is as follows:

Allocation of the Allowance for Loan Losses

For the Years Ended December 31, 2011 and 2010

		Real Estate					Consumers
2011	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial	Consumer and Installment loans	Overdraft Protection	Unallocated	Total
Allowance for credit losses:
Beginning balance	$919,774	$1,931,797	$2,114,094	$2,443,275	$146,923	$1,308,073	$84,384	$466	$89,014	$9,037,800
Charge-offs	(907,116)	(798,943)	(983,445)	(3,158,030)	—	(276,361)	(960)	(1,745)	—	(6,126,600)
Recoveries	55,398	65,100	196,478	367,442	—	10	12,447	2,038	—	698,913
Provision	1,878,472	228,181	1,406,136	1,417,622	198,847	1,191,784	(68,772)	3,611	64,006	6,319,887

Ending balance	$1,946,528	$1,426,135	$2,733,263	$1,070,309	$345,770	$2,223,506	$27,099	$4,370	$153,020	$9,930,000

Ending balance
Individually evaluated for impairment	$1,306,744	$307,429	$2,073,889	$393,003	$131,601	$570,648	$—	$—	$—	$4,783,314
Collectively evaluated for impairment	639,784	1,118,706	659,374	677,306	214,169	1,652,858	27,099	4,370	153,020	5,146,686
Financing receivables:
Ending balance	$81,209,758	$139,255,002	$85,750,291	$74,870,706	$26,710,732	$196,198,979	$3,548,466	$58,232	$—	$607,602,166
Ending balance: individually evaluated for impairment	6,631,666	14,011,766	9,250,139	1,947,178	2,302,727	7,829,251	20,364	—	—	41,993,091
Ending balance: collectively evaluated for impairment	74,578,092	125,243,236	76,500,152	72,923,528	24,408,005	188,369,728	3,528,102	58,232	—	565,609,075

		Real Estate					Consumers
2010	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial	Consumer and Installment loans	Overdraft Protection	Unallocated	Total
Allowance for credit losses:
Beginning balance	$742,206	$3,623,237	$1,746,390	$2,521,078	$37,047	$607,279	$22,579	$184	$—	$9,300,000
Charge-offs	(303,881)	(3,903,040)	(1,842,885)	(2,887,006)	—	(195,000)	(38,221)	(1,000)	—	(9,171,033)
Recoveries	74,386	11,225	10,256	142,308	—	29,427	575	1,364	—	269,541
Provision	407,063	2,200,375	2,200,333	2,666,895	109,876	866,367	99,451	(82)	89,014	8,639,292

Ending balance	$919,774	$1,931,797	$2,114,094	$2,443,275	$146,923	$1,308,073	$84,384	$466	$89,014	$9,037,800

Ending balance
Individually evaluated for impairment	$352,200	$1,200,197	$1,615,621	$1,859,370	$—	$220,726	$65,061	$—		$5,313,175
Collectively evaluated for impairment	567,574	731,600	498,473	583,905	146,923	1,087,347	19,323	466	89,014	3,724,625
Financing receivables:
Ending balance	$86,633,856	$119,881,034	$84,822,652	$81,013,642	$20,959,832	$162,541,959	$2,937,347	$66,647	$—	$558,856,969
Ending balance: individually evaluated for impairment	2,341,934	9,814,050	12,403,602	3,764,977	—	1,590,156	168,370	—	—	30,083,089
Ending balance: collectively evaluated for impairment	84,291,922	110,066,984	72,419,050	77,248,665	20,959,832	160,951,803	2,768,977	66,647		528,773,880

During 2011, we developed a new allowance model. As disclosed during the second and third quarter 10-Q filings, we ran the original model and the new model concurrently, which resulted in no difference in the calculated provision for loan losses. As of December 31, 2011, we reverted back to the original model.

A loan is considered impaired when, based on current information and events; it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. In addition to loans 90 days past due and still accruing and nonaccrual loans, all restructured loans, all loans risk graded doubtful or substandard and a portion of the loans risk graded special mention qualify, by definition, as impaired. Loans 90 days past due and still accruing totaling $177,580 and nonaccrual loans totaling $3,481,336 are included in impaired loans at December 31, 2011. Loans 90 days past due and still accruing totaling $1,130,816 and nonaccrual loans totaling $7,583,305 are included in impaired loans at December 31, 2010.

The following table summarizes our impaired loans at December 31, 2011 and 2010.

Impaired Loans
	With No Related Allowance
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
December 31, 2011
Commercial	$1,429,128	$1,429,128	$1,490,481	$106,008
Real estate
Construction	12,624,485	12,624,485	13,224,612	846,676
Residential (1-4 family)	3,976,594	3,976,594	4,089,612	246,109
Home equity lines	793,071	793,071	793,189	39,746
Multifamily	824,126	824,126	835,342	64,528
Commercial	3,634,801	5,234,801	3,709,150	313,680
Consumers
Consumer and installment loans	20,364	20,364	23,936	2,386
Overdraft protection loans	—	—	—	—

Total	$23,302,569	$24,902,569	$24,166,322	$1,619,133

December 31, 2010
Commercial	$1,376,790	$1,447,373	$731,937	$51,131
Real estate
Construction	2,522,200	4,152,564	5,198,112	234,684
Residential (1-4 family)	3,516,555	4,185,054	2,537,481	112,580
Home equity lines	437,442	644,992	807,606	13,786
Multifamily	—	—	—	—
Commercial	178,941	223,941	267,766	20,170
Consumers
Consumer and installment loans	20,816	20,816	14,210	1,941
Overdraft protection loans	—	—	—	—

Total	$8,052,744	$10,674,740	$9,557,112	$434,292

	With Related Allowance
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2011
Commercial	$5,202,538	$5,211,577	$1,306,744	$4,281,663	$263,444
Real estate
Construction	1,387,281	1,387,281	307,429	1,663,625	102,103
Residential (1-4 family)	5,273,545	5,404,545	2,073,889	5,468,953	325,278
Home equity lines	1,154,107	1,361,657	393,003	1,155,515	39,654
Multifamily	1,478,601	1,478,600	131,601	1,492,547	113,044
Commercial	4,194,450	4,194,450	570,648	4,268,709	593,834
Consumers
Consumer and installment loans	—	—	—	—	—
Overdraft protection loans	—	—	—	—	—

Total	$18,690,522	$19,038,110	$4,783,314	$18,331,012	$1,437,357

December 31, 2010
Commercial	$965,144	$969,144	$352,200	$588,758	$79,435
Real estate
Construction	7,291,850	7,410,900	1,200,197	7,589,440	427,378
Residential (1-4 family)	8,887,047	8,887,047	1,615,621	8,661,283	453,452
Home equity lines	3,327,535	3,347,535	1,859,370	3,084,212	106,631
Multifamily	—	—	—	—	—
Commercial	1,411,215	1,411,215	220,726	1,421,195	393,647
Consumers
Consumer and installment loans	147,554	147,554	65,061	73,777	905
Overdraft protection loans	—	—	—	—	—

Total	$22,030,345	$22,173,395	$5,313,175	$21,418,665	$1,461,448

Interest received in cash and recognized on impaired loans was $3,056,490 and $1,895,740 for 2011 and 2010, respectively.

Restructured loans are loans for which it has been determined the borrower will not be able to perform under the original terms of the loan agreement and a concession has been made to those terms that would not otherwise have been considered. If the value of a restructured loan is determined to be less than the recorded investment in the loan, a valuation allowance is created with a corresponding charge-off to the allowance for loan losses and any collection of interest and principal are recorded as recoveries to the allowance for loan losses until all charged-off balances are fully recovered. Measurement of the value of a restructured loan is generally based on the present value of expected future cash flows discounted at the loan’s effective interest rate, unless in the case of collateral-dependent loans, the observable market price, or the fair value of the collateral can be readily determined. Restructured loans are reevaluated periodically and additional adjustments to the carrying value may be made. In addition, if it is determined the borrower is unable to perform under the modified terms, further steps, such as a full charge-off or foreclosure may be taken. We did not have any commitments to lend additional funds on restructured loans at December 31, 2011 or 2010.

We currently have two loans classified as restructured loans; a residential 1-4 family loan for $103,189 and a commercial loan for $632,670. The commercial loan was restructured during the last quarter of 2011 and represents the only loan restructured during the year ended December 31, 2011. We have not had any defaults on restructured loans within twelve months of restructuring during the year ended December 31, 2011.

Additional information on restructured loans in our portfolio at December 31, 2011 is as follows:

Trouble Debt Restructurings

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Year Ended December 31, 2011	1	$632,670	$632,670

Troubled Debt Restructurings That Subsequently Defaulted

	Number of Contracts	Recorded Investment
Year Ended December 31, 2011	None	—

NOTE 4 – OTHER REAL ESTATE

Other real estate is real estate properties acquired through or in lieu of loan foreclosure. At foreclosure, these properties are recorded at their fair value less estimated selling costs as a nonperforming asset, with any write-downs to the carrying value of our investment charged to the allowance for loan loss. After foreclosure, periodic evaluations are performed to determine if any decrease in the fair value less estimated selling costs has occurred. Further adjustments to this fair value are charged to operations, in noninterest expense, when identified. Expenses associated with the maintenance of other real estate are charged to operations, as incurred. When a property is sold, any gain or loss on the sale is recorded as noninterest expense.

Information on other real estate:

	2011		2010
	Balance	Number	Balance	Number
January 1,	$1,744,700	5	$2,115,700	8
Balance moved into other real estate	5,359,004	15	5,617,450	13

	7,103,704	20	7,733,150	21

Write down of property charged to operations	(574,192)		(51,955)
Payments received after foreclosure	—		(40,665)
Properties sold	(3,160,812)	(14)	(5,895,830)	(16)

Balance December 31,	$3,368,700	6	$1,744,700	5

Gross gains of sale of other real estate	$195,533		$409,566
Gross losses on sale of other real estate	(145,813)		(254,516)
Write down of property charged to operations	(574,192)		(51,955)

Net gain (loss) on other real estate	$(524,472)		$103,095

*	Two units moved to other real estate in 2010 were originally held and reported as one property. During the first quarter of 2011, the property was split into two parcels which were sold separately.

The net loss of $524,472 realized in 2011 and the net gain of $103,095 realized in 2010 are included in our income statement as part of the “Foreclosed property expense” of $848,523 and 128,106, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

	2011	2010
Buildings	$14,052,144	$12,055,040
Land	5,730,394	5,730,394
Leasehold improvements	1,531,132	1,418,813
Equipment, furniture and fixtures	8,096,277	7,806,972

	29,409,947	27,011,219
Less accumulated depreciation	(6,316,064)	(6,169,733)

Property and equipment, net	$23,093,883	$20,841,486

Depreciation expense of $1,709,145, and $1,343,270 was included in occupancy and equipment expense for 2011 and 2010, respectively.

We have thirty-four non-cancellable leases for premises. The lease terms are from one to fifty years and have various renewal dates. Rental expense was $2,776,355 and $2,447,838 in 2011 and 2010, respectively. Minimum lease payments for succeeding years pertaining to these non-cancellable operating leases are as follows:

2012	$2,522,057
2013	1,405,886
2014	970,588
2015	483,467
2016	387,575
Thereafter	8,605,649

$14,375,222

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

Information concerning intangible assets and goodwill attributable to the Maryland mortgage office acquired on August 10, 2007 is presented in the following table:

	December 31,		Acquisition
	2011	2010	Cost
Amortizable intangible assets, net	$461,311	$639,883	$1,250,000
Goodwill	775,000	775,000	775,000
Amortization expense	178,572	178,572

Estimated Amortization Expense:
For the year ended 12/31/2012	178,572
For the year ended 12/31/2013	178,572
For the year ended 12/31/2014	104,167

$461,311

Annual impairment review indicated that goodwill was not impaired in 2011 or 2010.

NOTE 7 – RESTRICTED EQUITY SECURITIES

Restricted equity securities are securities that do not have a readily determinable fair value and lack a market. Therefore, they are carried at cost. The following table represents balances as of December 31, 2011 and 2010, respectively:

	2011	2010
Federal Reserve Bank Stock	$1,855,800	$1,847,250
Federal Home Loan Bank Stock	4,431,000	6,711,500
Community Bankers Bank Stock	133,700	133,700

Total restricted equity securities	$6,420,500	$8,692,450

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

NOTE 8 – DEPOSITS

Interest-bearing deposits for the years ending December 31, 2011 and December 31, 2010 are as follows:

	2011	2010
Interest bearing demand	$40,930,378	$32,346,048
Money market accounts	269,749,851	283,271,306
Savings accounts	17,915,622	19,348,291
Certificates of deposit $100,000 and over	198,554,676	189,690,729
Other time deposits	79,086,469	83,350,608

Total interest-bearing deposits	$606,236,996	$608,006,982

Scheduled maturities for time deposits as of December 31, 2011 are as follows:

Year Maturing
2012	$209,748,971
2013	38,673,152
2014	7,857,230
2015	8,568,449
2016	12,773,343
Thereafter	20,000

$277,641,145

At December 31, 2011, brokered money market balances included in money markets totaled $10,536,168. CDARS balances included in certificates of deposit $100,000 and over totaled $78,874,065 at year end 2011.

NOTE 9 – BORROWINGS

We have federal funds arrangements with five financial institutions that provide approximately $34.5 million of unsecured short-term borrowing capacity. As of December 31, 2011, there were no outstanding balances on these federal funds lines of credits. Information concerning federal funds purchased is summarized, as follows:

	2011	2010
Average balance during the year	$88,151	$212,959
Average interest rate during the year	0.63%	0.90%
Maximum month end balance during the year	$18,000,139	$—

We are a member of the Federal Home Loan Bank of Atlanta (“FHLB”) and as such, we may borrow funds based on criteria established by the FHLB. We are allowed under our lines of credit to borrow up to 30% of assets, or approximately $272,543,018, if collateralized, as of December 31, 2011. We have two borrowing programs with FHLB. Under our primary program, we have pledged blanket liens on our portfolio of 1-4 family residential loans, our home equity lines of credit/loans portfolio, and on qualifying commercial real estate loans. Additionally, investment securities with collateral fair values of $233,712 at December 31, 2011 and $419,341 at December 31, 2010 were also pledged to secure any advances. In February 2009, we negotiated an additional line of credit with FHLB that is secured by a portion of our loans held for sale (“LHFS”). We pledge these loans, which have been sold to FHLB approved investors, as collateral. In return, we are allowed to borrow up to 78% of these loans for 120 days.

As of December 31, 2011, we could borrow approximately $58.4 million under our primary line, based upon collateral pledged. This line is reduced by $8.0 million, which has been pledged as collateral for public funds. In addition we had total borrowings on the line of $24,875,430. These borrowings consisted of two advances; one in the amount of $1,375,430 that matures September 28, 2015 and bears a fixed interest rate of 4.96% throughout the term and, a second in the amount of $23,500,000 that matures September 10, 2012 and bears a rate which changes daily. That rate was 0.36% on December 31, 2011. Our fixed interest rate advance was utilized to match fund ten-year amortizing loans to clients.

We could borrow up to $91.4 million under our LHFS line at December 31, 2011. We had total borrowings on that date of $46,052,051, which consisted of three advances. The first advance, in the amount of $5,052,051 matures March 26, 2012. The second advance was for $2,000,000 and matures March 28, 2012, and the third advance in the amount of $39,000,000 matures March 29, 2012. All three advances bear a variable interest rate that was 0.86% on December 31, 2011.

Should we ever desire to increase the line of credit beyond the 30% limit, the FHLB would allow borrowings of up to 40% of total assets once we met specific eligibility criteria.

Other information concerning FHLB advances is summarized below:

	2011	2010
Average balance during the year	$7,240,970	$63,131,552
Average interest rate during the year	1.45%	1.29%
Maximum month end balance during the year	$70,927,481	$129,215,633

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

The fixed-rate payment feature of this swap is structured to mirror the provisions of the hedged borrowing agreement. This swap qualifies as a cash flow hedge and the underlying liability is carried at fair value in other liabilities, with the tax-effective changes in the fair value of the instrument included in Stockholders’ Equity in accumulated other comprehensive income (loss).

Our credit exposure, if any, on the interest rate swap is limited to the net favorable value (net of any collateral pledged) and interest payments of the swap by the counterparty. Conversely, when an interest rate swap is in a liability position we are required to have collateral on deposit at PNC which is evaluated daily and adjusted based on the fair value of the hedge on the last day of the month. The fair value of this swap instrument was a liability of approximately $684 thousand and $622 thousand at December 31, 2011 and 2010, respectively. Our collateral requirement on December 31, 2011 and 2010 was $650 thousand.

At various times, when the market is favorable, we participate in a “mandatory” delivery program for a portion of our mortgage loans. Under the mandatory delivery program, we commit to deliver a block of loans to an investor at a preset cost prior to the close of such loans. This differs from a “best efforts” delivery, which sets the cost to the investor on a loan by loan basis at the close of the loan. Mandatory delivery creates a higher level of risk for us because it relies on rate lock commitments rather than closed loans, thereby exposing the Company to fluctuations in interest rate and pricing. A rate lock commitment is a binding commitment for us but is not binding to the client. Our client could decide, at any time, between the time of the rate lock and actual closing on their mortgage loan, not to proceed with the commitment. There is a higher occurrence of this during periods of volatility.

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

We are not currently participating in a mandatory delivery program due to the volatility of the market in 2011. We did, however participate in the program early in the year. Losses associated with the mandatory delivery program in 2011 were $153.0 thousand. At December 31, 2010, we recorded a net gain of $34 thousand on gross loans of $12.9 million committed to mandatory delivery, paired with $11.3 million in securities and related income of $298 thousand.

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

This stock is convertible at the option of the shareholder into 3.125 shares of common stock (which reflects an initial conversion price of $8.00 per share of common stock), subject to some adjustments. It also carries a convertible option for the Company which may be exercised if for 20 trading days within any period of 30 consecutive trading days, the closing price of common stock exceeds 130% of the then applicable conversion price. The Series B preferred stock is also redeemable by us, in whole or in part, on or after the third anniversary of the issue date for the liquidation amount of $25.00 per share plus any undeclared and unpaid dividends. Dividends declared on the 800,000 shares of Series B noncumulative convertible perpetual preferred stock were $1,560,000 in 2011 and 2010.

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

NOTE 14 – INCOME TAXES

The principal components of income tax benefit (expense) for 2011 and 2010 are as follows:

	2011	2010
Current
Federal	$(3,757,662)	$(3,411,154)
State	(363,556)	(374,347)
Equity adjustment	6,954	—

	(4,114,264)	(3,785,501)

Deferred
Federal	651,458	217,140
State	44,114	23,829

	695,572	240,969

Total
Federal	(3,106,204)	(3,194,014)
State	(319,442)	(350,518)
Equity adjustment	6,954	—

	$(3,418,692)	$(3,544,532)

Differences between income tax expense calculated at the statutory rate and that shown in the statement of income for 2011 and 2010 are summarized, as follows:

	2011	2010
Federal income tax expense at statutory rate	$(3,314,026)	$(3,317,216)
Tax effect of:
Income taxed at 35%	(427,353)	—
BOLI cash surrender value (decrease) increase	206,596	97,213
Meals and entertainment	(111,522)	(99,418)
State and local income taxes	(191,894)	(234,570)
Other	419,507	9,459

Income tax expense	$(3,418,692)	$(3,544,532)

Our income before tax exceeded $10.0 million in 2011, thereby triggering a change in the statutory federal tax rate from 34% to 35% for all income in excess of $10.0. This change had an impact on our deferred taxes.

We have the following deferred tax assets and liabilities at December 31, 2011 and 2010:

	December 31,
	2011	2010
Deferred tax assets:
Bad debt provision	$3,632,576	$3,149,416
Available for sale securities	187,014	288,553
Deferred gain on sale/leaseback	59,794	115,526
Deferred compensation	404,432	303,656
Reserve for available for sale loan repurchase	726,568	501,681
Other	676,219	259,817

Total deferred tax assets	5,686,603	4,618,649

Deferred tax liabilities:
Fixed assets	(1,337,824)	(688,751)
Premium amortization on securities	(5,424)	(13,040)
Other	(89,187)	(256,723)

Total deferred tax liabilities	(1,432,435)	(958,514)

Net deferred tax assets	$4,254,168	$3,660,135

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered in income. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. Management has evaluated the effect of the guidance provided by U.S. GAAP on Accounting for Uncertainty in Income Taxes that became effective in 2009, and all other tax positions that could have a significant effect on the financial statements and determined the Company had no uncertain material income tax positions at December 31, 2011.

We file income tax returns in the U.S. federal jurisdiction and the states of Virginia, Maryland, North Carolina and South Carolina. With few possible exceptions, we are no longer subject to U.S. or state income tax examinations by tax authorities for the years prior to 2008.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

We have outstanding at any time a significant dollar amount of commitments to extend credit. To accommodate major customers, we also provide standby letters of credit and guarantees to third parties. Those arrangements are subject to strict credit control assessments. Guarantees and standby letters of credit specify limits to our obligations. The amounts of loan commitments, guarantees and standby letters of credit are set out in the following table as of December 31, 2011 and 2010. Because many commitments and almost all standby letters of credit and guarantees expire without being funded, in whole or in part, the contract amounts are not estimates of future cash flows. The majority of commitments to extend credit have terms up to one year. Interest rates on fixed-rate commitments range from 2.0% to 26.0%. All of the guarantees written and the standby letters of credit at December 31, 2011 expire during 2012.

	Commitments
	2011	2010
Commitments to grant loans	$174,466,733	$134,007,125
Unfunded commitments under lines of credit and similar arrangements	$172,442,171	$168,227,549
Standby letters of credit and guarantees written	$16,287,588	$5,820,097

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

Concentrations of credit risk relative to capital (whether on or off balance sheet) arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. At December 31, 2011, we had two loan concentrations which exceeded 10% in the area of loans to borrowers who are principally engaged in acquisition, development and construction of 1-4 single family homes and developments and to residential home owners with equity lines. A geographic concentration arises because we operate primarily in southeastern Virginia.

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

The following is a summary of our stock option activity, and related information. All shares and per share prices have been restated for stock splits and dividends in the years presented:

	2011			2010
Options	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price
Outstanding - Beginning of year	257,283	$7.97		296,486	$7.75
Granted	—	—		—	—
Exercised	—	—		(29,105)	6.31
Forfeited	(29,536)	7.34		(10,098)	6.31

Outstanding - End of year	227,747	$8.06	$113,749	257,283	$7.97

Options exercisable at year-end	227,747	$8.06	$113,749	257,283	$7.97

Weighted average fair value per option granted during year		$—			$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the closing price. There were no options exercised during the year ended December 31, 2011. The total intrinsic value of options exercised during the year ended December 31, 2010 was $44,598. No options were granted under the plan in 2011 or 2010. All options granted in relation to the 99ISO plan were fully vested at December 31, 2005.

Cash received for option exercise under share-based payment arrangements for 2011 and 2010 was $0 and $183,743, respectively. Tax expense of $6,244 was recognized in 2010.

Other information pertaining to options outstanding at December 31, 2011 is as follows:

Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Average Exercise Price
$6.31 to $9.42	227,747	3.71	$8.06

A summary of the status of the our non-vested shares in relation to our restricted stock awards as of December 31, 2011 and 2010, and changes during the years ended December 31, 2011 and 2010, is presented below; the weighted average price is the weighted average fair value at the date of grant:

	2011		2010
Restricted Share Awards	Shares	Weighted Average Price	Shares	Weighted Average Price
Nonvested - Beginning of year	218,040	$7.87	167,640	$8.16
Granted	85,550	7.70	75,900	7.58
Vested	(21,400)	7.91	(24,000)	9.01
Forfeited	(23,200)	7.02	(1,500)	7.53

Nonvested - End of year	258,990	$7.82	218,040	$7.87

Compensation expense related to the restricted stock awards was $323,307 and $348,103 for 2011 and 2010, respectively. The total fair value of awards vested during 2011 and 2010 was $169,246 and $182,837, respectively. As of December 31, 2011 and 2010, there was $701,694 and $1,137,479, respectively, of total unrecognized cost related to the non-vested share-based compensation arrangements granted under the 2006EIP. That cost is expected to be recognized over a weighted-average period of 3.0 years. The grant date fair value of common stock is used in determining unused compensation cost.

Other information pertaining to restricted stock at December 31, 2011 is as follows:

Range of Issuance Prices	Number Outstanding	Remaining Contractual Life (Years)
$5.00 to $10.00	258,990	5.0

We have a 401(k) defined contribution plan applicable to all eligible employees. Contributions to the plan are made at the employee’s election. Employees may contribute up to 91% of their salaries up to IRS limits. We began making contributions in April 2001. We matched 50% of the first 6.0% of employee contributions in 2011 and 2010. Our expense for 2011 and 2010 was $623,414 and $699,405, respectively.

NOTE 17 – RELATED PARTY TRANSACTIONS

We have loan transactions with our executive officers and directors, and with companies in which our executive officers and directors have a financial interest. These transactions have occurred in the ordinary course of business on substantially the same terms as those prevailing at the time for persons not related to the lender. A summary of related party loan activity is as follows during 2011 and 2010.

	2011	2010
Outstanding - Beginning of year	$17,236,785	$19,265,300
Originations	15,989,012	5,749,809
Repayments	(7,877,662)	(7,778,324)

Outstanding - End of year	$25,348,135	$17,236,785

Commitments to extend credit and letters of credit to related parties amounted to $9,142,783 and $3,210,516 at December 31, 2011 and 2010, respectively.

At December 31, 2011 and 2010 total deposits held by related parties were $11,048,253 and $13,442,031, respectively.

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

The Bank, as a Virginia banking corporation, may only pay dividends from retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the Bank. Regulatory agencies place certain restrictions on dividends paid and loans and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. At December 31, 2011, the amount available was approximately $14.5 million. Loans and advances are limited to 10% of the Bank’s common stock and capital surplus. As of December 31, 2011, funds available for loans or advances by the Bank to the Company were approximately $6.2 million.

Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2011, the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2011 the Bank was categorized as “well capitalized”, the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. The Company is also subject to certain capital adequacy ratio requirements. The Company and Bank’s actual capital amounts and ratios are also presented in the table as of December 31, 2011 and 2010.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
	(Dollars in Thousands)
As of December 31, 2011
Total Risk-Based Capital Ratio
Consolidated Company	$94,918	12.42%	$61,144	8.00%	N/A	N/A
Bank	$91,374	11.97%	61,052	8.00%	76,315	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated Company	$85,360	11.17%	$30,572	4.00%	N/A	N/A
Bank	$81,826	10.72%	30,526	4.00%	45,789	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated Company	$85,360	9.88%	34,543	4.00%	N/A	N/A
Bank	$81,826	9.48%	34,543	4.00%	43,178	5.00%
(Tier 1 Capital to Average Assets)
As of December 31, 2010
Total Risk-Based Capital Ratio
Consolidated Company	$89,061	12.99%	$54,846	8.00%	N/A	N/A
Bank	$85,075	12.42%	54,820	8.00%	68,526	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated Company	$80,486	11.74%	$27,423	4.00%	N/A	N/A
Bank	$76,503	11.16%	27,410	4.00%	41,115	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated Company	$80,486	9.35%	$34,424	4.00%	N/A	N/A
Bank	$76,503	8.89%	34,424	4.00%	43,030	5.00%
(Tier 1 Capital to Average Assets)

NOTE 19 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and fair value of our financial instruments at December 31, 2011 and December 31, 2010. GAAP defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than through a forced or liquidation sale for purposes of this disclosure. The carrying amounts in the table are included in the consolidated balance sheet under the indicated captions.

Estimation of Fair Values

	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$31,745,584	$31,745,584	$27,375,747	$27,375,747
Investment securities available-for- sale	9,186,697	9,186,697	17,601,718	17,601,718
Mortgage loans held for sale	211,555,094	211,555,094	175,388,356	175,388,356
Loans held for investment (net)	597,682,446	607,718,906	549,830,427	566,893,439
Accrued interest receivable	2,023,874	2,023,874	1,880,351	1,880,351
Restricted equity securities	6,420,500	6,420,500	8,692,450	8,692,450
Rate lock commitments, net	—	—	503,386	503,386
Bank owned life insurance	6,946,166	6,946,166	7,335,473	7,335,473
Financial Liabilities
Deposit liabilities	$740,092,097	$736,450,654	$705,661,577	$670,860,094
Total borrowings	80,927,481	81,103,891	40,282,201	40,145,059
Accrued interest payable	101,020	101,020	124,553	124,553
Derivative financial liability	684,428	684,428	621,800	621,800

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

Investment securities available-for-sale are valued at quoted market prices, if available. For securities upon which no quoted market price is available, we estimate the fair value on the basis of quotes for similar instruments or other available information. Investment securities classified as available-for-sale are reported at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income. To the extent that the cost basis of investment securities exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. The specific identification method is used in computing gains or losses.

Restricted equity securities are recorded at cost, which approximates fair value.

Rate lock commitments. Our mortgage loan pipeline consists of mortgage loan applications that have been received but the loan has not yet closed. The interest rates on pipeline loans float with market rates or are accompanied by interest rate lock commitments. A “locked pipeline loan” is a loan where the potential borrower has set the interest rate for the loan by entering into an interest rate lock commitment, or “rate lock commitment,” resulting in the potential for interest rate risk. The Company protects itself from interest rate risk by entering into loan purchase agreements with third party investors that provide for the investor to purchase loans at the same terms, including interest rate, as committed to the borrower. Under the contractual relationship with these third party investors, the Company is obligated to sell the loan to the investor, and the investor is obligated to buy the loan, only if the loan closes. No other obligation exists. Therefore, the Company is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates. This represents a change from 2010 when we treated rate lock commitments on mortgage loans that are intended to be sold as derivatives in which we would assume risk related to interest rates. Accordingly, such commitments, along with any related fees received from potential borrowers net of related costs, were recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans.

Bank owned life insurance. Bank owned life insurance represents insurance policies on officers of the Bank. The cash values of the policies are estimated using information provided by insurance carriers. These policies are carried at their cash surrender value, which approximates the fair value.

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

The fair value of all borrowings is based on discounting expected cash flows at the interest rate of debt with the same or similar remaining maturities and collateral requirements.

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

The following table presents our assets and liabilities, which are measured at fair value on a recurring basis for each of the fair value hierarchy levels, as of December 31, 2011 and December 31, 2010:

	Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Assets at December 31, 2011
Investment securities - available for sale
U.S. government agency obligations	$6,105,593	$—	$6,105,593	$—
Mortgage-backed securities	1,258,848		1,258,848
Municipal securities	1,310,901		1,310,901
Corporate debt securities	511,355		511,355
Loans held for sale	211,555,094	—	211,555,094	—
Rate lock commitments, net	—	—	—	—

Total Assets	$220,741,791	$—	$220,741,791	$—

Derivative financial liability	$684,428	$—	$684,428	$—

Assets at December 31, 2010
Investment securities - available for sale
U.S. government agency obligations	$16,667,172	$—	$16,667,172	$—
Mortgage-backed securities	419,341		419,341
Municipal securities	—		—
Corporate debt securities	515,205		515,205
Loans held for sale	175,388,356	—	175,388,356	—
Rate lock commitments, net	503,386	—	—	503,386

Total Assets	$193,493,460	$—	$192,990,074	$503,386

Derivative financial liability	$621,800	$—	$621,800	$—

The changes in rate lock commitments (Level 3 assets) measured at fair value on a recurring basis are summarized below as:

	2011	2010
Balance, January 1	$503,386	$804,240
Issuances and settlements, net	(503,386)	(804,240)
Income ( loss)	—	503,386

Balance, December 31	$—	$503,386

The following table provides quantitative disclosures about the fair value measurements of our assets related to continuing operations which are measured at fair value on a nonrecurring basis as of December 31, 2011 and 2010:

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2011
Real estate owned	$3,368,700	$—	$3,368,700	$—
Restructured and impaired loans	13,907,208	—	13,907,208	—
At December 31, 2010
Real estate owned	$1,744,700	$—	$—	$1,744,700
Restructured and impaired loans	7,385,413	—	—	7,385,413

The gain on sale of real estate owned, which is recorded within foreclosed property expense in non-interest expenses totaled $49,720 in 2011 and $155,050 in 2010.

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

Real estate owned. Real estate owned is carried at fair value less estimated selling costs. Upon foreclosure and through liquidation, we evaluate the property’s fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value less selling costs. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Current appraisals are obtained for all properties in real estate owned. Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. We recorded losses of $574,192 and $51,955 due to valuation adjustments on real estate owned within foreclosed property expense in non-interest expense in December 31, 2011 and 2010, respectively.

Restructured and impaired loans. Measurement of the value of restructured and impaired loans is generally based on the present value of expected future cash flows discounted at the loan’s effective interest rate, unless in the case of collateral-dependent loans, the observable market price, or the fair value of the collateral can be readily determined. Current appraisals are obtained for collateral-dependent loans. Restructured and impaired loans are periodically reevaluated to determine if additional adjustments to the carrying value are necessary.

Loans held for sale. Loans held for sale are recorded at their fair value when originated, based on our expected return from the secondary market.

Derivative financial instruments. Derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date. Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction. Valuation adjustments may be made to reflect both our credit risk and the counterparties’ credit quality in determining the fair value of the derivative. Level 2 inputs for the valuations are limited to observable market prices for London Interbank Offered Rate (LIBOR) observable market prices for LIBOR swap rates, and three month LIBOR basis spreads at commonly quoted intervals. Our derivative financial liability consists of an interest rate swap that qualifies as a cash flow hedge which had an unrealized loss of $684,428 at December 31, 2011 and $621,800 at December 31, 2010.

NOTE 21 – EARNINGS PER SHARE RECONCILIATION

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	2011	2010
Net income	$7,125,612	$5,949,391
Less: non-cumulative perpetual preferred dividend	(1,560,000)	(1,560,000)

Net Income available for common stock (numerator, basic)	5,565,612	4,389,391
Weighted average shares outstanding (denominator)	5,956,075	5,715,532

Income per common share - basic	$0.93	$0.77

Net income	$7,125,612	$5,949,391
Less: non-cumulative perpetual preferred dividend	—	(1,560,000)

Net Income available for common stock (numerator, diluted)	7,125,612	4,389,391
Weighted average shares - diluted (denominator)	8,470,921	5,836,297

Income per common share - diluted	$0.84	$0.75

Dilutive effect - average number of common shares	14,846	120,765
Dilutive effect - average number of convertible non-cumulative perpetual preferred, if converted	2,500,000	—

Dilutive effect - average number of shares	2,514,846	120,765

The dilutive effect of stock options is 14,846 and 120,765 shares for 2011 and 2010 respectively. The dilutive effect of the conversion to common stock of our convertible non-cumulative perpetual preferred stock is 2,500,000 in 2011 and 0 in 2010. Anti-dilutive options excluded for the dilutive earnings per share calculation totaled 145,320 in 2011 and 121,198 in 2010.

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

Segment information for the years 2011 and 2010 is shown in the following table. The “Other” column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments and intercompany eliminations.

Selected Financial Information

	Commercial and Other Banking	Mortgage Banking Operations	Intersegment Eliminations	Total
Year Ended December 31, 2011
Net interest income after provision for loan losses	$26,577,180	$725,805	$—	$27,302,985
Noninterest income	4,275,449	51,018,091	(548,102)	54,745,438
Noninterest expenses	(21,026,211)	(50,566,257)	548,102	(71,044,366)

Net income before income taxes and minority interest	$9,826,418	$1,177,639	$—	$11,004,057

Year Ended December 31, 2010
Net interest income after provision for loan losses	$21,053,224	$782,763	$—	$21,835,987
Noninterest income	3,830,122	49,837,096	(266,925)	53,400,293
Noninterest expenses	(16,995,243)	(48,751,443)	266,925	(65,479,761)

Net income before income taxes and minority interest	$7,888,103	$1,868,416	$—	$9,756,519

Segment Assets
2011	$699,999,396	$229,286,806	$(20,809,274)	$908,476,928
2010	$650,645,549	$185,530,329	$(10,593,133)	$825,582,745

NOTE 23 – CONDENSED PARENT COMPANY ONLY FINANCIAL INFORMATION

On June 1, 2006, a parent corporation, Monarch Financial Holdings, Inc. was formed through a reorganization plan under the laws of the Commonwealth of Virginia. With this reorganization, Monarch Bank became a wholly-owned subsidiary of Monarch Financial Holdings, Inc.

The condensed financial position as of December 31, 2011 and December 31, 2010 and the condensed results of operations and cash flows for Monarch Financial Holdings, Inc., parent company only, for the years ended December 31, 2011 and 2010 are presented below.

CONDENSED BALANCE SHEET

	December 31, 2011	December 31, 2010
ASSETS
Cash	$4,148,095	$4,148,095
Investment in Monarch Bank	82,536,493	77,830,698
Investment in Trust	310,000	310,000
Due from Monarch Bank	232,705	211,412

Total assets	$87,227,293	$82,500,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Floating rate subordinated debenture (trust preferred securities)	$10,310,000	$10,310,000
Valuation adjustment for trust preferred securities	684,428	621,800
Other liabilities	—	—
Total stockholders’ equity	76,232,865	71,568,405

Total liabilities and stockholders’ equity	$87,227,293	$82,500,205

CONDENSED INCOME STATEMENT

	December 31, 2011	December 31, 2010
INCOME
Dividends from subsidiaries	$3,005,508	$2,877,327
Dividend from nonbank subsidiary	5,990	6,101

Total income	3,011,498	2,883,428

EXPENSES
Interest on borrowings	498,740	498,851

Total expenses	498,740	498,851

INCOME BEFORE EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES	2,512,758	2,384,577
EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES	4,612,854	3,564,814

NET INCOME	7,125,612	5,949,391
Preferred stock dividend and accretion of preferred stock discounts	1,560,000	1,560,000

NET INCOME AVAILABLE TO COMMON STOCK HOLDERS	$5,565,612	$4,389,391

The condensed statements of cash flows for Monarch Financial Holdings, Inc., parent company only, for the years ended December 31, 2011 and 2010 are presented below.

CONDENSED STATEMENTS OF CASH FLOWS

	December 31, 2011	December 31, 2010
Operating activities:
Net income	$7,125,612	$5,949,391
Adjustments to reconcile net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(4,612,854)	(3,564,814)
Stock-based compensation	323,307	348,103
Valuation adjustment on trust preferred securities (net)	—	213,244
Changes in:
Due to (from) Monarch Bank	—	(85,732)
Interest payable and other liabilities	(81,387)	(587,460)

Net cash from operating activities	2,754,678	2,272,732

Investing activities:
Increase in investment in subsidiaries	—	(14,000,000)

Net cash from investing activities	—	(14,000,000)

Financing activities:
Dividends paid on perpetual preferred stock	(1,560,000)	(1,560,000)
Redemption of stock warrants	—	(260,000)
Dividends paid on common stock	(952,758)	(824,577)
Repurchase of common stock	(241,920)	—
Proceeds from issuance of common stock	—	183,743

Net cash from financing activities	(2,754,678)	(2,460,834)

CHANGE IN CASH AND CASH EQUIVALENTS	—	(14,188,102)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,148,095	18,336,197

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,148,095	$4,148,095

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

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

Management’s Report On Internal Control Over Financial Reporting is incorporated herein from Item 8. of this Form 10-K.

There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statements Schedules.

(a)	(1) and (2). The response to this portion of Item 15 is included in Item 8 above.

(3). Exhibits

(a.)	The following exhibits are filed on behalf of the Registrant as part of this report:

No.	Description

3.1	Articles of Incorporation of Monarch Financial Holdings, Inc., attached as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 14, 2009, incorporated by reference herein.

3.2	Form of Articles of Amendment to the Articles of Incorporation of Monarch Financial Holdings, Inc. establishing the Series B Noncumulative Convertible Perpetual Preferred Stock, attached as Exhibit 3.2 to the Registrant’s Amendment No. 2 to Form S-1, filed with the Commission on November 25, 2009, incorporated by reference herein.

3.3	Bylaws of Monarch Financial Holdings, Inc., attached as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 6, 2006, incorporated by reference herein.

4.1	Specimen of Series B Noncumulative Convertible Perpetual Preferred Stock Certificate, attached as Exhibit 4.1 to the Registrant’s Amendment No. 2 to Form S-1, filed with the Commission on November 25, 2009, incorporated by reference herein.

4.2	Form of Registration Rights Agreement, attached as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 12, 2008, incorporated by reference herein.

4.3	Form of Subscription Agreement, attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 12, 2008, incorporated by reference herein.

4.4	Junior Subordinated Debenture between Monarch Financial Holdings, Inc. and Wilmington Trust Company dated as of July 5, 2006, attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 10, 2006, incorporated by reference herein.

4.5	Rights of holders of Monarch Financial Holdings, Inc. Series B Noncumulative Convertible Perpetual Preferred Stock, attached as Exhibit 3.2 to the Registrant’s Amendment No. 2 to Form S-1, filed with the Commission on November 25, 2009, incorporated by reference herein.

10.1	Guaranty Agreement between Monarch Financial Holdings, Inc. and Wilmington Trust Company dated as of July 5, 2006, attached as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 10, 2006, incorporated by reference herein.

10.2	Amended and Restated Trust Agreement among Monarch Financial Holdings, Inc., Wilmington Trust Company, and the Administrative Trustees Named herein dated as of July 5, 2006, attached as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 10, 2006, incorporated by reference herein.

10.3	Employment Agreement entered into between Monarch Bank and Brad E. Schwartz attached as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2011, incorporated by reference herein.

10.4	Employment Agreement entered into between Monarch Bank and E. Neal Crawford, Jr. attached as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 11, 2008, incorporated by reference herein.

10.5	Employment Agreement entered into between Monarch Bank and William T. Morrison attached as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2011, incorporated by reference herein.

10.6	Monarch Bank 2006 Equity Incentive Plan filed by our predecessor Monarch Bank with the Federal Reserve on March 31, 2006, incorporated by reference herein.

10.7	Form of Change in Control Agreement between Monarch Bank and Brad E. Schwartz attached as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2011, incorporated by reference herein.

10.8	Form of Change in Control Agreement between Monarch Bank and William T. Morrison attached as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2011, incorporated by reference herein.

10.9	Form of Change in Control Agreement between Monarch Bank and E. Neal Crawford attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 28, 2011, incorporated by reference herein.

10.10	Form of Change in Control Agreement between Monarch Bank and Lynette P. Harris attached as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 28, 2011, incorporated by reference herein.

10.11	Supplemental Executive Retirement Plan effective January 1, 2011, by and between Monarch Bank and Brad E. Schwartz attached as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2011, incorporated by reference herein.

10.12	Supplemental Executive Retirement Plan effective January 1, 2011, by and between Monarch Bank and Brad E. Schwartz attached as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2011, incorporated by reference herein.

10.13	Supplemental Executive Retirement Plan effective January 1, 2011, by and between Monarch Bank and William T. Morrison attached as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2011, incorporated by reference herein.

10.14	Supplemental Executive Retirement Plan effective January 1, 2011, by and between Monarch Bank and William T. Morrison attached as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2011, incorporated by reference herein.

10.15	Supplemental Executive Retirement Plan effective January 1, 2011, by and between Monarch Bank and E. Neal Crawford attached as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 28, 2011, incorporated by reference herein.

10.16	Supplemental Executive Retirement Plan effective January 1, 2011, by and between Monarch Bank and Lynette P. Harris attached as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 28, 2011, incorporated by reference herein.

21.1	Subsidiaries of Registrant, attached as Exhibit 21.1, filed herewith.

31.1	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.0	Financial statements and schedules in interactive data format.

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH FINANCIAL HOLDINGS, INC. March 28, 2012

By:	/s/ LYNETTE P. HARRIS
Lynette P. Harris Executive Vice President, Secretary, Treasurer & Chief Financial Officer (On behalf of the Company and as principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2012.

/s/ LAWTON H. BAKER Lawton H. Baker, Director	March 28, 2012

/s/ JEFFREY F. BENSON Jeffrey F. Benson, Director	March 28, 2012

/s/ JOE P. COVINGTON, JR. Joe P. Covington, Jr., Director	March 28, 2012

/s/ E. NEAL CRAWFORD, JR. E. Neal Crawford, Jr., President and Director	March 28, 2012

/s/ VIRGINIA S. CROSS Virginia S. Cross, Director	March 28, 2012

/s/ TAYLOR B. GRISSOM Taylor B. Grissom, Director	March 28, 2012

/s/ WILLIAM T. MORRISON William T. Morrison, Executive Vice President and Director	March 28, 2012

/s/ ROBERT M. OMAN Robert M. Oman, Director	March 28, 2012

/s/ ELIZABETH T. PATTERSON Elizabeth T. Patterson, Director	March 28, 2012

/s/ DWIGHT C. SCHAUBACH Dwight C. Schaubach, Director	March 28, 2012

/s/ BRAD E. SCHWARTZ Brad E. Schwartz, Director, Chief Executive Officer (as principal executive officer)	March 28, 2012