Form 10-K/A
period 2011-12-31
Monarch Financial Holdings, Inc.
filed 2012-04-20
CIK 1364856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Monarch Financial Holdings, Inc. Annual Report on form 10-K for the years ended December 31, 2011 and December 31, 2010, is being filed to correct the date on the Report of Independent Registered Public Accounting Firm from Dixon Hughes Goodman LLP (successor to Goodman & Company, LLP) in Item 8. in which the year was inadvertently reported as 2012 rather than 2011.

Except as described above the remainder of the Form 10-K is unchanged and does not reflect events occurring after the original filing of the Form 10-K with the SEC on March 28, 2012.

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

CONDENSED STATEMENTS OF CASH FLOWS

	December 31, 2011	December 31, 2010
Operating activities:
Net income	$7,125,612	$5,949,391
Adjustments to reconcile net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(4,612,854)	(3,564,814)
Stock-based compensation	323,307	348,103
Valuation adjustment on trust preferred securities (net)	—	213,244
Changes in:
Due to (from) Monarch Bank	—	(85,732)
Interest payable and other liabilities	(81,387)	(587,460)

Net cash from operating activities	2,754,678	2,272,732

Investing activities:
Increase in investment in subsidiaries	—	(14,000,000)

Net cash from investing activities	—	(14,000,000)

Financing activities:
Dividends paid on perpetual preferred stock	(1,560,000)	(1,560,000)
Redemption of stock warrants	—	(260,000)
Dividends paid on common stock	(952,758)	(824,577)
Repurchase of common stock	(241,920)	—
Proceeds from issuance of common stock	—	183,743

Net cash from financing activities	(2,754,678)	(2,460,834)

CHANGE IN CASH AND CASH EQUIVALENTS	—	(14,188,102)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,148,095	18,336,197

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,148,095	$4,148,095

PART IV

Item 15.	Exhibits and Financial Statements Schedules.

(a)	(1) and (2). The response to this portion of Item 15 is included in Item 8 above.

(3). Exhibits

(a.)	The following exhibits are filed on behalf of the Registrant as part of this report:

No.	Description

3.1	Articles of Incorporation of Monarch Financial Holdings, Inc., attached as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 14, 2009, incorporated by reference herein.

3.2	Form of Articles of Amendment to the Articles of Incorporation of Monarch Financial Holdings, Inc. establishing the Series B Noncumulative Convertible Perpetual Preferred Stock, attached as Exhibit 3.2 to the Registrant’s Amendment No. 2 to Form S-1, filed with the Commission on November 25, 2009, incorporated by reference herein.

3.3	Bylaws of Monarch Financial Holdings, Inc., attached as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 6, 2006, incorporated by reference herein.

4.1	Specimen of Series B Noncumulative Convertible Perpetual Preferred Stock Certificate, attached as Exhibit 4.1 to the Registrant’s Amendment No. 2 to Form S-1, filed with the Commission on November 25, 2009, incorporated by reference herein.

4.2	Form of Registration Rights Agreement, attached as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 12, 2008, incorporated by reference herein.

4.3	Form of Subscription Agreement, attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 12, 2008, incorporated by reference herein.

4.4	Junior Subordinated Debenture between Monarch Financial Holdings, Inc. and Wilmington Trust Company dated as of July 5, 2006, attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 10, 2006, incorporated by reference herein.

4.5	Rights of holders of Monarch Financial Holdings, Inc. Series B Noncumulative Convertible Perpetual Preferred Stock, attached as Exhibit 3.2 to the Registrant’s Amendment No. 2 to Form S-1, filed with the Commission on November 25, 2009, incorporated by reference herein.

10.1	Guaranty Agreement between Monarch Financial Holdings, Inc. and Wilmington Trust Company dated as of July 5, 2006, attached as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 10, 2006, incorporated by reference herein.

10.2	Amended and Restated Trust Agreement among Monarch Financial Holdings, Inc., Wilmington Trust Company, and the Administrative Trustees Named herein dated as of July 5, 2006, attached as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 10, 2006, incorporated by reference herein.

10.3	Employment Agreement entered into between Monarch Bank and Brad E. Schwartz attached as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2011, incorporated by reference herein.

10.4	Employment Agreement entered into between Monarch Bank and E. Neal Crawford, Jr. attached as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 11, 2008, incorporated by reference herein.

10.5	Employment Agreement entered into between Monarch Bank and William T. Morrison attached as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2011, incorporated by reference herein.

10.6	Monarch Bank 2006 Equity Incentive Plan filed by our predecessor Monarch Bank with the Federal Reserve on March 31, 2006, incorporated by reference herein.

10.7	Form of Change in Control Agreement between Monarch Bank and Brad E. Schwartz attached as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2011, incorporated by reference herein.

10.8	Form of Change in Control Agreement between Monarch Bank and William T. Morrison attached as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2011, incorporated by reference herein.

10.9	Form of Change in Control Agreement between Monarch Bank and E. Neal Crawford attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 28, 2011, incorporated by reference herein.

10.10	Form of Change in Control Agreement between Monarch Bank and Lynette P. Harris attached as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 28, 2011, incorporated by reference herein.

10.11	Supplemental Executive Retirement Plan effective January 1, 2011, by and between Monarch Bank and Brad E. Schwartz attached as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2011, incorporated by reference herein.

10.12	Supplemental Executive Retirement Plan effective January 1, 2011, by and between Monarch Bank and Brad E. Schwartz attached as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2011, incorporated by reference herein.

10.13	Supplemental Executive Retirement Plan effective January 1, 2011, by and between Monarch Bank and William T. Morrison attached as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2011, incorporated by reference herein.

10.14	Supplemental Executive Retirement Plan effective January 1, 2011, by and between Monarch Bank and William T. Morrison attached as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2011, incorporated by reference herein.

10.15	Supplemental Executive Retirement Plan effective January 1, 2011, by and between Monarch Bank and E. Neal Crawford attached as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 28, 2011, incorporated by reference herein.

10.16	Supplemental Executive Retirement Plan effective January 1, 2011, by and between Monarch Bank and Lynette P. Harris attached as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 28, 2011, incorporated by reference herein.

21.1	Subsidiaries of Registrant, attached as Exhibit 21.1, to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 28, 2012, incorporated by reference herein.

31.1	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.0	Financial statements and schedules in interactive data format, attached as Exhibit 101.0 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 28, 2012, incorporated by reference herein.

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH FINANCIAL HOLDINGS, INC. April 20, 2012

By:	/s/ LYNETTE P. HARRIS
Lynette P. Harris Executive Vice President, Secretary, Treasurer & Chief Financial Officer (On behalf of the Company and as principal financial and accounting officer)

/s/ BRAD E. SCHWARTZ Brad E. Schwartz, Director, Chief Executive Officer (as principal executive officer)	April 20, 2012