Form 10-Q
period 2012-03-31
Monarch Financial Holdings, Inc.
filed 2012-05-14
CIK 1364856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: March 31, 2012
OR

☐	TRANSITION REPORT UNDER SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-34565
 _______________________________________________________
MONARCH FINANCIAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
 _______________________________________________________

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
 _______________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐  No  ☒
The number of shares of common stock outstanding as of May 4, 2012 was 5,981,489.

(This page intentionally left blank.)

MONARCH FINANCIAL HOLDINGS, INC.
FORM 10-Q
March 31, 2012

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CONDITION

	Unaudited
	March 31, 2012	December 31, 2011
ASSETS:
Cash and due from banks	$19,976,387	$20,090,991
Interest bearing bank balances	17,075,445	10,188,033
Federal funds sold	1,643,905	1,466,560
Total cash and cash equivalents	38,695,737	31,745,584
Investment securities available-for-sale, at fair value	8,841,098	9,186,697
Loans held for sale	243,178,666	211,555,094
Loans held for investment, net of unearned income	598,357,479	607,612,446
Less: allowance for loan losses	(10,400,000)	(9,930,000)
Loans, net	587,957,479	597,682,446
Property and equipment, net	23,086,055	23,093,883
Restricted equity securities	7,242,450	6,420,500
Bank owned life insurance	7,007,498	6,946,166
Goodwill	775,000	775,000
Intangible assets, net	416,668	461,311
Other real estate owned	2,231,500	3,368,700
Other assets	18,388,966	17,551,547
Total assets	$937,821,117	$908,786,928
LIABILITIES:
Deposits:
Demand deposits—non-interest bearing	$149,519,532	$133,855,101
Demand deposits—interest bearing	43,282,123	40,930,378
Savings deposits	17,261,604	17,915,622
Money market deposits	297,285,326	269,749,851
Time deposits	304,333,186	277,641,145
Total deposits	811,681,771	740,092,097
Borrowings:
Trust preferred subordinated debt	10,000,000	10,000,000
Federal funds purchased	4,350,000	—
Federal Home Loan Bank advances	19,766,990	70,927,481
Total borrowings	34,116,990	80,927,481
Other liabilities	13,240,169	10,920,522
Total liabilities	859,038,930	831,940,100
STOCKHOLDERS’ EQUITY:
Preferred stock, $5 par value, 1,185,300 shares authorized; none issued	—	—
Noncumulative perpetual preferred stock, series B, liquidation value of $20.0 million, $5 par; 800,000 shares authorized, issued and outstanding	4,000,000	4,000,000
Common stock, $5 par value; 20,000,000 shares authorized; issued and outstanding, 5,981,489 shares (includes nonvested shares of 87,550) at March 31, 2012 and 5,999,989 shares (includes nonvested shares of 83,550); at December 31, 2011	29,469,695	29,582,195
Additional paid-in capital	22,616,394	22,475,738
Retained earnings	22,424,066	20,537,960
Accumulated other comprehensive loss	(341,645)	(363,028)
Total Monarch Financial Holdings, Inc. stockholders’ equity	78,168,510	76,232,865
Noncontrolling interests	613,677	613,963
Total equity	78,782,187	76,846,828
Total liabilities and stockholders’ equity	$937,821,117	$908,786,928
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	3 Months Ended March 31,
	2012	2011
Interest income:
Interest and fees on loans	$10,881,036	$9,443,210
Interest on investment securities	46,231	40,551
Interest on federal funds sold	6,259	27,041
Dividends on equity securities	37,500	32,515
Interest on other bank accounts	3,548	1,075
Total interest income	10,974,574	9,544,392
Interest expense:
Interest on deposits	1,281,787	1,757,675
Interest on trust preferred subordinated debt	122,850	121,500
Interest on borrowings	62,507	22,985
Total interest expense	1,467,144	1,902,160
Net interest income	9,507,430	7,642,232
Provision for loan losses	1,930,679	1,001,454
Net interest income after provision for loan losses	7,576,751	6,640,778
Non-interest income:
Mortgage banking income	16,584,211	9,004,237
Service charges and fees	414,051	386,320
Other	397,746	303,949
Total noninterest income	17,396,008	9,694,506
Non-interest expenses:
Personnel Expense	15,362,719	$9,250,504
Loan expense	1,615,131	1,312,481
Occupancy and equipment expenses	1,599,081	1,387,033
Marketing expense	410,291	273,756
Data processing	345,990	305,833
Foreclosed property expense	(97,433)	42,942
Other	1,646,031	1,553,206
Total noninterest expenses	20,881,810	14,125,755
Income before income taxes	4,090,949	2,209,529
Income tax provision	(1,421,541)	(699,474)
Net income	2,669,408	1,510,055
Less: Net income attributable to noncontrolling interests	(153,302)	(136,798)
Net income attributable to Monarch Financial Holdings, Inc.	$2,516,106	$1,373,257
Preferred stock dividend and accretion of discount	(390,000)	(390,000)
Net income available to common stockholders	$2,126,106	$983,257
Basic net income per share	$0.36	$0.16
Diluted net income per share	$0.30	$0.16

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2012	2011
Net Income	$2,669,408	$1,510,055
Other comprehensive income (loss):
Change in unrealized loss on interest rate swap, net of income taxes	18,647	66,511
Change in unrealized gains on securities available for sale, net of income taxes	2,736	(19,879)
Other comprehensive income	21,383	46,632
Total comprehensive income	2,690,791	1,556,687
Less: Comprehensive income attributable to noncontrolling interests	(153,302)	(136,798)
Comprehensive income attributable to Monarch Financial Holdings, Inc.	$2,537,489	$1,419,889

Unrealized loss on interest rate swap	$28,252	$100,715
Income tax expense	(9,605)	(34,204)
Net unrealized loss on interest rate swap	$18,647	$66,511

Unrealized holding gains on securities available for sale	$4,146	$(30,120)
Income tax (expense) benefit	(1,410)	10,241
Net unrealized gains on securities available for sale	$2,736	$(19,879)

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
 MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock		Additional Paid-In Capital	Preferred Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balance—December 31, 2010	5,969,039	$29,845,195	$22,131,351	$4,000,000	$15,925,106	$(333,247)	$165,092	$71,733,497
Comprehensive income:
Net income for the three months ended March 31, 2011					1,373,257		136,798	1,510,055
Other comprehensive income						46,632		46,632
Total comprehensive income								1,556,687
Stock-based compensation expense, net of forfeitures and income taxes	(3,700)	(18,500)	120,250					101,750
Cash dividend declared on series B noncumulative perpetual preferred stock (7.8%)					(390,000)			(390,000)
Distributions to noncontrolling interests							(147,713)	(147,713)
Balance—March 31, 2011	5,965,339	$29,826,695	$22,251,601	$4,000,000	$16,908,363	$(286,615)	$154,177	$72,854,221
Balance—December 31, 2011	5,916,439	$29,582,195	$22,475,738	$4,000,000	$20,537,960	$(363,028)	$613,963	$76,846,828
Comprehensive income:
Net income for the three months ended March 31, 2012					2,516,106		153,302	2,669,408
Other comprehensive income						21,383		21,383
Total comprehensive income								2,690,791
Stock-based compensation expense, net of forfeitures and income taxes	(22,500)	(112,500)	140,656					28,156
Cash dividend declared on series B noncumulative perpetual preferred stock (7.8%)					(390,000)			(390,000)
Cash dividend declared on common. stock ($0.04 per share)					(240,000)			(240,000)
Distributions to noncontrolling interests							(153,588)	(153,588)
Balance—March 31, 2012	5,893,939	$29,469,695	$22,616,394	$4,000,000	$22,424,066	$(341,645)	$613,677	$78,782,187
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	3 Months Ended March 31,
	March 31, 2012	March 31, 2011
Operating activities:
Net income	$2,669,408	$1,510,055
Adjustments to reconcile to net cash from (used in) operating activities:
Provision for loan losses	1,930,679	1,001,454
Depreciation	468,048	378,188
Accretion of discounts and amortization of premiums, net	3,055	6,604
Deferral of loan costs, net of deferred fees	(19,556)	(20,988)
Amortization of intangible assets	44,643	44,643
Stock-based compensation	28,156	101,750
Appreciation of bank-owned life insurance	(61,332)	(67,715)
Loss from rate lock commitments	—	125,847
Net gain on sale of other real estate	(99,109)	—
Amortization of deferred gain	(40,862)	(40,863)
Changes in:
Loans held for sale	(31,623,572)	80,081,885
Interest receivable	103,348	(27,447)
Other assets	(973,542)	3,222,209
Other liabilities	2,387,351	(577,361)
Net cash from (used in) operating activities	(25,183,285)	85,738,261
Investing activities:
Purchases of available-for-sale securities	(1,668,329)	(36,503,183)
Proceeds from sales and maturities of available-for-sale securities	2,015,019	10,526,525
Proceeds from sale of other real estate	1,649,309	656,482
Purchases of premises and equipment	(437,050)	(2,097,261)
Purchase of restricted equity securities, net of redemptions	(821,950)	(166,450)
Loan originations, net of principal repayments	7,400,844	(9,190,391)
Net cash from (used in) investing activities	8,137,843	(36,774,278)
Financing activities:
Net increase in noninterest-bearing deposits	15,664,431	5,779,399
Net increase (decrease) in interest-bearing deposits	55,925,243	(41,613,494)
Cash dividends paid on preferred stock	(390,000)	(390,000)
Cash dividends paid on common stock	(240,000)	—
Net (decrease) increase of FHLB advances and federal funds purchased	(46,810,491)	11,168,198
Distributions to noncontrolling interests	(153,588)	(147,713)
Net cash from (used in) financing activities	23,995,595	(25,203,610)
CHANGE IN CASH AND CASH EQUIVALENTS	6,950,153	23,760,373
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	31,745,584	27,375,747
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,695,737	$51,136,120
SUPPLEMENTAL SCHEDULES AND CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and other borrowings	$1,337,548	$1,886,036
Income taxes	$—	$7,600
Loans transferred to foreclosed real estate during the year	$413,000	$1,087,600
Unrealized gain on securities available for sale	$4,146	$(30,120)
Unrealized gain on interest rate swap	$28,252	$100,715
The accompanying notes are an integral part of the consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly Monarch Financial Holdings, Inc.’s financial position as of March 31, 2012; the consolidated statements of income for the three months ended March 31, 2012 and 2011; the consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2011; the consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2012 and 2011; and the consolidated statements of cash flows for the three months ended March 31, 2012 and 2011. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. The financial statements include the accounts of Monarch Financial Holdings, Inc. and its subsidiaries, and all significant intercompany accounts and transactions have been eliminated. Operating results for the three months period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. Certain prior year amounts have been reclassified to conform to current year presentations.
Recent Accounting Pronouncements
In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application is not permitted. We have included the required disclosures in our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures. We have included the required disclosures in our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangible - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.”  The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued.  The adoption of the new guidance did not have a material impact on our consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. We do not expect the adoption of ASU 2011-11 to have a material impact on our consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. We have included the required disclosures in our consolidated financial statements.

NOTE 2. GENERAL
We are a Virginia-chartered bank holding company engaged in business and consumer banking, investment and insurance sales, and mortgage origination and brokerage. We were created on June 1, 2006 through a reorganization plan, under the laws of the Commonwealth of Virginia, in which Monarch Bank became our wholly-owned subsidiary. Monarch Bank was incorporated on May 1, 1998, and opened for business on April 14, 1999. Our corporate office and main office are located in the Greenbrier area of Chesapeake. In addition we have nine other Virginia banking offices – in the Great Bridge area in Chesapeake, the Lynnhaven area, the Town Center area, the Oceanfront, the Kempsville area, and the Hilltop area in Virginia Beach, the Ghent area and in the downtown area in Norfolk, and the southwest area in Suffolk. Our North Carolina banking division operates as OBX Bank through two offices in Kitty Hawk and Nags Head.
In August 2001, we formed Monarch Investment, LLC, to enable us to offer additional services to our clients. We own 100% of Monarch Investment, LLC. Monarch Investment, LLC owns a minority interest in Infinex Financial Group (Infinex), a broker-dealer headquartered in Meriden, Connecticut. Monarch Investment, LLC, provides non-deposit investment services under the name of Monarch Investments, through Infinex.
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
In June 2007, we announced the expansion of our mortgage operations through the acquisition of a team of experienced mortgage bankers, and our mortgage division began operating as Monarch Mortgage (MM). MM originates and sells conventional, FHA, VA and VHDA residential loans and offers additional mortgage products such as construction-permanent loans for Monarch Bank’s loan portfolio. Their primary office is in Virginia Beach with additional offices in Chesapeake, Norfolk, Richmond, Midlothian, Manassas, Fairfax, Fredericksburg, Woodbridge, Alexandria, Oakton and Reston, Virginia, Rockville, Waldorf,

Crofton, Dunkirk, Bowie, Towson and Greenbelt, Maryland and Kitty Hawk, Wilmington, Mooresville, Southport and Charlotte, North Carolina, and Greenwood, South Carolina.
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
In March 2010, Monarch Investment, LLC, formed Regional Home Mortgage, LLC, in Chesapeake, Virginia. Monarch Investment, LLC, owns 51% of the company and TREG Funding, LLC owns 49%, which was formed for the primary purpose of providing residential mortgages to clients of TREG Funding, LLC. TREG Funding, LLC is associated with The Real Estate Group, a leading realty firm in Chespeake and Virginia Beach, Virginia.
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

	3 months ended March 31,
	2012	2011
Net income	$2,516,106	$1,373,257
Less: non-cumulative perpetual preferred dividend	(390,000)	(390,000)
Net income (numerator, basic)	2,126,106	983,257
Weighted average shares outstanding (denominator)	5,981,489	5,969,717
Income per common share—basic	$0.36	$0.16
Net income (numerator, diluted)	$2,516,106	1,373,257
Weighted average shares—diluted (denominator)	8,503,151	8,490,328
Income per common share—diluted	$0.30	$0.16
Dilutive effect-average number of common shares	21,662	20,611
Dilutive effect-average number of convertible non-cumulative perpetual preferred, if converted	2,500,000	2,500,000
Dilutive effect-average number of shares	2,521,662	2,520,611

For the three months ended March 31, 2012 and 2011, average options to purchase 105,687 and 121,198 shares, respectively, were not included in the computation of earnings per common share, because they were anti-dilutive.
800,000 shares of non-cumulative perpetual preferred stock, which are each convertible to 3.125 shares of common stock, are included in the denominator of our diluted earnings per share calculation at the converted value of 2,500,000 shares for the three months ended March 31, 2012 and 2011. Additionally, for the three months ended March 31, 2012 and 2011, the non-cumulative perpetual preferred dividend paid on our preferred shares has been excluded from the numerator.

NOTE 4. INVESTMENT SECURITIES
Securities available-for-sale consists of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012
U.S. government agency obligations	$5,056,584	$43,705	$(5,045)	$5,095,244
Mortgage-backed securities	1,751,430	15,003	—	1,766,433
Municipal securities	1,394,551	72,995	—	1,467,546
Corporate debt securities	500,000	11,875	—	511,875
	$8,702,565	$143,578	$(5,045)	$8,841,098

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
U.S. government agency obligations	$6,058,680	$48,244	$(1,331)	$6,105,593
Mortgage-backed securities	1,249,269	12,556	(2,977)	1,258,848
Municipal securities	1,244,362	69,555	(3,016)	1,310,901
Corporate debt securities	500,000	11,355	—	511,355
	$9,052,311	$141,710	$(7,324)	$9,186,697
No held-to-maturity securities existed at March 31, 2012 or December 31, 2011.
The amortized cost and fair value of securities by contractual maturity date at March 31, 2012 are as follows:

Securities available-for-sale:	Amortized Cost	Fair Value
Due in one year or less	$500,046	$500,625
Due from one to five years	4,174,220	4,232,131
Due from five to ten years	1,149,671	1,144,917
Due after ten years	2,878,628	2,963,425
Total	$8,702,565	$8,841,098
There are no investments in our securities portfolio that have been in a continuous unrealized loss position for more than 12 months. If we were to have unrealized losses in our securities portfolio for more than 12 months, we have the ability to carry such investments to the final maturity of the instruments. Other-than-temporarily impaired (“OTTI”) guidance for investments state that an impairment is OTTI if any of the following conditions exists: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or, the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). An impaired security identified as OTTI should be separated and losses should be recognized in earnings. Based on this guidance, there were no securities considered OTTI at March 31, 2012 or December 31, 2011 and there were no losses related to OTTI recognized in accumulated other comprehensive income at March 31, 2012 or December 31, 2011.

NOTE 5. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSS
The following table provides a breakdown, by class of our loans held for investment at March 31, 2012 and December 31, 2011.
Loans held for Investment

	March 31, 2012	December 31, 2011
Commercial	$80,150,851	$81,209,758
Real estate
Construction	139,547,912	139,255,002
Residential (1-4 family)	84,977,815	85,750,291
Home equity lines	74,162,094	74,870,706
Multifamily	21,026,795	26,710,732
Commercial	194,275,714	196,198,979
Real estate subtotal	513,990,330	522,785,710
Consumers
Consumer and installment loans	4,133,546	3,548,466
Overdraft protection loans	52,917	58,232
Loans to individuals subtotal	4,186,463	3,606,698
Total gross loans	598,327,644	607,602,166
Unamortized loan costs, net of deferred fees	29,835	10,280
Loans held for investment, net of unearned income	598,357,479	607,612,446
Allowance for loan losses	(10,400,000)	(9,930,000)
Total net loans	$587,957,479	$597,682,446
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
Our loan portfolio is divided into three loan types; commercial, real estate and consumer. Some of these loan types are further broken down into classes. The commercial loan portfolio is not broken down further, and includes commercial and industrial loans which are usually secured by the assets being financed or other business assets. The real estate portfolio is broken down into construction, residential 1-4 family, home equity lines, multifamily, and commercial real estate loan segments. The consumer loan portfolio is segmented into consumer and installment loans, and overdraft protection loans.
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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation or sale of the income producing property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type. This diversity helps reduce our exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on purpose, collateral, geography, cash flow, loan to value and risk grade criteria. As a general rule, we avoid financing special purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2012, approximately 56% and at December 31, 2011, approximately 55% of the outstanding principal balance of our commercial real estate loans portfolio was secured by owner-occupied properties.
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
We designate loans within our loans held for investment portfolio as either “pass” or “watch list” based on nine numerical risk grades which are assigned to the loans. These numeric designations represent, from best to worst: minimal, modest, average, acceptable, acceptable with care, special mention, substandard, doubtful and loss. Special mention, substandard, doubtful and loss risk grades are watch list.
A loan risk graded as loss is generally charged-off when identified. A loan risk graded as doubtful is considered watch list and classified as nonaccrual. We had one loan in our portfolio classified as doubtful at March 31, 2012 and none at December 31, 2011. There were no loans classified as a loss on March 31, 2012 or December 31, 2011. Special mention loans and substandard loans are considered watch list risk grades and may or may not be classified as nonaccrual, based on current performance. Watch list graded loans or relationships are evaluated individually to determine if all, or a portion of our investment in the borrower, is at risk. If a risk is quantified, a specific loss allowance is assigned to the identified loan or relationship. We evaluate our investment in the borrower using either the present value of expected future cash flows, discounted at the historical effective interest rate of the loan, or for a collateral-dependent loan, the fair value of the underlying collateral.

Pass loans are evaluated for loss based on risk rating. Loans with a risk rating of modest to acceptable with care having lower risk profiles, are assigned an expected loss factor. The loss factor, which is multiplied by the outstanding principal within each risk grade to arrive at an overall loss estimate, is based on a three-year moving average “look-back” at our historical losses, adjusted for environmental risk factors described below.
Additional metrics, in the form of environmental risk factors, may be applied to a specific class or risk grade of loans within the portfolio based on local or national trends, identifiable events or other economic factors. For the periods presented, four environmental factors were applied to the general risk grade groups. The first environmental factor was applied to our real estate construction loans due to the concentration in our portfolio. The second environmental factor was applied to our home equity lines based on delinquency rates. The third environmental factor was applied to all satisfactory loans based on economic conditions, including local unemployment and gross regional product. The final environmental factor was applied to all pass loans based on trends in our nonperforming assets. The assumptions used to determine the allowance are reviewed to ensure that their theoretical foundation, data integrity, computational processes, and reporting practices are appropriate and properly documented.
We utilize various sources in assessing the economic conditions in our target markets and areas of concentration. We track unemployment trends in both Hampton Roads and Virginia compared to the national average. We monitor trends in our industry and among our peers through reports such as the Uniform Bank Performance Report which are made available to us through the Federal Financial Institutions Examination Council. Additionally, we utilize various industry sources that include information published by CB Richard Ellis, an international firm specializing in commercial real estate reporting and REIS, a provider of commercial real estate information and analytics to monitor local, state and national trends.
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
The following table segregates our portfolio between pass and watchlist loans, delineated by segments, within loan type for March 31, 2012 and December 31, 2011.

	March 31, 2012
		Watchlist			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$72,840,109	$2,267,613	$5,043,129	$80,150,851	4.01
Real estate
Construction	126,317,460	4,505,905	8,724,547	139,547,912	4.11
Residential (1-4 family)	76,874,357	1,545,501	6,557,957	84,977,815	4.33
Home equity lines	71,576,158	2,204,760	381,176	74,162,094	4.10
Multifamily	18,780,722	—	2,246,073	21,026,795	3.81
Commercial	185,461,484	2,164,958	6,649,272	194,275,714	4.02
Real estate subtotal	479,010,181	10,421,124	24,559,025	513,990,330	4.10
Consumers
Consumer and installment loans	4,114,538	—	19,008	4,133,546	3.76
Overdraft protection loans	52,917	—	—	52,917	4.01
Loans to individuals subtotal	4,167,455	—	19,008	4,186,463	3.76
Total gross loans	$556,017,745	$12,688,737	$29,621,162	$598,327,644	4.09

	December 31, 2011
		Watchlist			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$72,166,118	$3,073,611	$5,970,029	$81,209,758	4.06
Real estate
Construction	124,747,757	495,479	14,011,766	139,255,002	4.08
Residential (1-4 family)	75,240,661	1,259,491	9,250,139	85,750,291	4.43
Home equity lines	71,487,540	2,229,059	1,154,107	74,870,706	4.12
Multifamily	24,408,006	—	2,302,726	26,710,732	3.82
Commercial	187,102,529	1,518,206	7,578,244	196,198,979	4.06
Real estate subtotal	482,986,493	5,502,235	34,296,982	522,785,710	4.12
Consumers
Consumer and installment loans	3,528,103	—	20,364	3,548,467	3.78
Overdraft protection loans	58,231	—	—	58,231	4.07
Loans to individuals subtotal	3,586,334	—	20,364	3,606,698	3.78
Total gross loans	$558,738,945	$8,575,846	$40,287,375	$607,602,166	4.11

An aging of our loan portfolio by class as of March 31, 2012 and December 31, 2011 is as follows:

Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Recorded Investment > 90 days and Accruing	Recorded Investment Nonaccrual Loans
March 31, 2012
Commercial	$12,703	$—	$1,022,192	$1,034,895	$79,115,956	$226	$1,654,635
Real estate
Construction	643,355	—	2,376,612	3,019,967	136,527,945	1,259,431	1,117,181
Residential (1-4 family)	1,104,265	—	3,776,788	4,881,053	80,096,762	461,302	3,613,536
Home equity lines	189,848	99,830	—	289,678	73,872,416	—	599,482
Multifamily	—	—	—	—	21,026,795	—	—
Commercial	—	—	229,088	229,088	194,046,626	—	229,088
Real estate subtotal	1,937,468	99,830	6,382,488	8,419,786	505,570,544	1,720,733	5,559,287
Consumers
Consumer and installment loans	41,541	—	14,590	56,131	4,077,415	14,590	19,008
Overdraft protection loans	—	—	—	—	52,917	—	—
Loans to individuals subtotal	41,541	—	14,590	56,131	4,130,332	14,590	$19,008
Total gross loans	$1,991,712	$99,830	$7,419,270	$9,510,812	$588,816,832	$1,735,549	$7,232,930
December 31, 2011
Commercial:	$676,519	$21,870	$1,060,983	$1,759,372	$79,450,386	$—	$1,654,635
Real estate
Construction	—	—	128,722	128,722	139,126,280	—	128,723
Residential (1-4 family)	5,692,220	871,229	861,815	7,425,264	78,325,027	138,562	1,224,263
Home equity lines	109,851	102,600	257,450	469,901	74,400,805	—	856,932
Multifamily	—	—	—	—	26,710,732	—	—
Commercial	—	195,074	34,015	229,089	195,969,890	39,018	229,088
Real estate subtotal	5,802,071	1,168,903	1,282,002	8,252,976	514,532,734	177,580	2,439,006
Consumers
Consumer and installment loans	36,469	—	—	36,469	3,511,997	—	20,365
Overdraft protection loans	—	—	—	—	58,232	—	—
Loans to individuals subtotal	36,469	—	—	36,469	3,570,229	—	20,365
Total gross loans	$6,515,059	$1,190,773	$2,342,985	$10,048,817	$597,553,349	$177,580	$4,114,006
The column “recorded investment nonaccrual loans”, in the Age Analysis table above, includes nonaccrual loans totaling $6,600,034 and $3,378,147, and restructured loans on nonaccrual status totaling $632,670 and $735,859, at March 31, 2012 and December 31, 2011, respectively.

     We currently have one commercial loan totaling $632,670 and one residential 1-4 family loan totaling $103,189, classified as troubled debt restructured loans. We have not restructured any loans in the first quarter of 2012. The commercial loan was restructured during the fourth quarter of 2011. We have not had any defaults on restructured loans within twelve months of restructuring, during either the quarter ended March 31, 2012.

A summary of the activity in the allowance for loan losses account is as follows:

Allocation of the Allowance for Loan Losses
		Real Estate
March 31, 2012	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for credit losses:
Beginning balance	$1,946,528	$1,426,135	$2,733,263	$1,070,309	$345,770	$2,223,506
Charge-offs	(49,887)	(300,000)	(1,000,000)	(144,133)	—	—
Recoveries	10,836	568	6,445	14,698	—	—
Provision	741,966	842,135	491,315	56,238	(42,802)	(11,916)
Ending balance	$2,649,443	$1,968,838	$2,231,023	$997,112	$302,968	$2,211,590
Ending balance
Individually evaluated for impairment	$1,952,279	$776,363	$1,500,765	$284,214	$127,096	$454,570
Collectively evaluated for impairment	697,164	1,192,475	730,258	712,898	175,872	1,757,020
Financing receivables:
Ending balance	$80,150,851	$139,547,912	$84,977,815	$74,162,094	$21,026,795	$194,275,714
Ending balance: individually evaluated for impairment	5,043,130	12,917,750	7,019,260	1,201,841	2,246,072	6,649,271
Ending balance: collectively evaluated for impairment	75,107,721	126,630,162	77,958,555	72,960,253	18,780,723	187,626,443

	Consumers
	Consumer and Installment loans	Overdraft Protection	Unallocated	Total
Allowance for credit losses:
Beginning balance	$27,099	$4,370	$153,020	$9,930,000
Charge-offs	—	—	—	(1,494,020)
Recoveries	614	180	—	33,341
Provision	10,349	(3,586)	(153,020)	1,930,679
Ending balance	$38,062	$964	$—	$10,400,000
Ending balance
Individually evaluated for impairment	$—	$—	$—	$5,095,287
Collectively evaluated for impairment	38,062	964	—	5,304,713
Financing receivables:
Ending balance	$4,133,546	$52,917	$—	$598,327,644
Ending balance: individually evaluated for impairment	33,598	—	—	35,110,922
Ending balance: collectively evaluated for impairment	4,099,948	52,917	—	563,216,722

Year Ended		Real Estate
December 31, 2011	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for credit losses:
Beginning balance	$919,774	$1,931,797	$2,114,094	$2,443,275	$146,923	$1,308,073
Charge-offs	(907,116)	(798,943)	(983,445)	(3,158,030)	—	(276,361)
Recoveries	55,398	65,100	196,478	367,442	—	10
Provision	1,878,472	228,181	1,406,136	1,417,622	198,847	1,191,784
Ending balance	$1,946,528	$1,426,135	$2,733,263	$1,070,309	$345,770	$2,223,506
Ending balance
Individually evaluated for impairment	$1,306,744	$307,429	$2,073,889	$393,003	$131,601	$570,648
Collectively evaluated for impairment	639,784	1,118,706	659,374	677,306	214,169	1,652,858
Financing receivables:
Ending balance	$81,209,758	$139,255,002	$85,750,291	$74,870,706	$26,710,732	$196,198,979
Ending balance: individually evaluated for impairment	6,631,666	14,011,766	9,250,139	1,947,178	2,302,727	7,829,251
Ending balance: collectively evaluated for impairment	74,578,092	125,243,236	76,500,152	72,923,528	24,408,005	188,369,728

	Consumers
	Consumer and Installment loans	Overdraft Protection	Unallocated	Total
Allowance for credit losses:
Beginning balance	$84,384	$466	$89,014	$9,037,800
Charge-offs	(960)	(1,745)	—	(6,126,600)
Recoveries	12,447	2,038	—	698,913
Provision	(68,772)	3,611	64,006	6,319,887
Ending balance	$27,099	$4,370	$153,020	$9,930,000
Ending balance
Individually evaluated for impairment	$—	$—	—	$4,783,314
Collectively evaluated for impairment	27,099	4,370	153,020	5,146,686
Financing receivables:
Ending balance	$3,548,466	$58,232	$—	$607,602,166
Ending balance: individually evaluated for impairment	20,364	—	—	41,993,091
Ending balance: collectively evaluated for impairment	3,528,102	58,232	—	565,609,075
The $1.0 million charge off in the first quarter of 2012 under residential real estate was a business purpose loan that was secured by liens on residential real estate. The business activity failed and the account was subsequently charged off.
A loan is considered impaired when, based on current information and events; it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. In addition to loans 90 days past due and still accruing, nonaccrual loans and restructured loans, all loans risk graded doubtful or substandard qualify, by definition, as impaired. The following table sets forth our impaired loans at March 31, 2012 and December 31, 2011.

Impaired Loans
	With No Related Allowance
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
March 31, 2012
Commercial	$2,242,314	$2,242,314	$2,616,606	$47,540
Real estate
Construction	9,352,032	9,352,032	9,149,032	147,524
Residential (1-4 family)	2,983,839	2,983,839	2,993,839	33,146
Home equity lines	683,067	683,067	683,198	9,771
Multifamily	—	—	—	—
Commercial	3,556,434	5,156,434	3,568,658	70,829
Consumers
Consumer and installment loans	33,598	33,598	34,452	584
Overdraft protection loans	—	—	—	—
Total	$18,851,284	$20,451,284	$19,045,785	$309,394
December 31, 2011
Commercial	$1,429,128	$1,429,128	$1,490,481	$106,008
Real estate
Construction	12,624,485	12,624,485	13,224,612	846,676
Residential (1-4 family)	3,976,594	3,976,594	4,089,612	246,109
Home equity lines	793,071	793,071	793,189	39,746
Multifamily	824,126	824,126	835,342	64,528
Commercial	3,634,801	5,234,801	3,709,150	313,680
Consumers
Consumer and installment loans	20,364	20,364	23,936	2,386
Overdraft protection loans	—	—	—	—
Total	$23,302,569	$24,902,569	$24,166,322	$1,619,133

	With Related Allowance
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2012
Commercial	$2,800,816	$2,809,855	$1,952,279	$2,809,949	$24,772
Real estate
Construction	3,565,718	3,565,718	776,363	3,297,136	19,948
Residential (1-4 family)	4,035,421	5,166,421	1,500,765	4,503,201	19,302
Home equity lines	518,774	518,774	284,214	518,774	4,949
Multifamily	2,246,072	2,246,072	127,096	2,249,612	41,597
Commercial	3,092,837	3,092,837	454,570	3,173,366	121,537
Consumers
Consumer and installment loans	—	—	—	—	—
Overdraft protection loans	—	—	—	—	—
Total	$16,259,638	$17,399,677	$5,095,287	$16,552,038	$232,105
December 31, 2011
Commercial	$5,202,538	$5,211,577	$1,306,744	$4,281,663	$263,444
Real estate
Construction	1,387,281	1,387,281	307,429	1,663,625	102,103
Residential (1-4 family)	5,273,545	5,404,545	2,073,889	5,468,953	325,278
Home equity lines	1,154,107	1,361,657	393,003	1,155,515	39,654
Multifamily	1,478,601	1,478,600	131,601	1,492,547	113,044
Commercial	4,194,450	4,194,450	570,648	4,268,709	593,834
Consumers
Consumer and installment loans	—	—	—	—	—
Overdraft protection loans	—	—	—	—	—
Total	$18,690,522	$19,038,110	$4,783,314	$18,331,012	$1,437,357

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

The following table presents our assets and liabilities related to continuing operations, which are measured at fair value on a recurring basis for each of the fair value hierarchy levels, as of March 31, 2012 and December 31, 2011:

	Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Assets at March 31, 2012
Investment securities—available for sale
U.S. government agency obligations	$5,095,244	$—	$5,095,244	$—
Mortgage-backed securities	1,766,433	—	1,766,433	—
Municipal securities	1,467,546	—	1,467,546	—
Corporate debt securities	511,875	—	511,875	—
Loans held for sale	243,178,666	—	243,178,666	—
Derivative financial liability	$656,176	$—	$656,176	$—
Assets at December 31, 2011
Investment securities—available for sale
U.S. government agency obligations	$6,105,593	$—	$6,105,593	$—
Mortgage-backed securities	1,258,848	—	1,258,848	—
Municipal securities	1,310,901	—	1,310,901	—
Corporate debt securities	511,355	—	511,355	—
Loans held for sale	211,555,094	—	211,555,094	—
Derivative financial liability	$684,428	$—	$684,428	$—

The following table provides quantitative disclosures about the fair value measurements of our assets related to continuing operations which are measured at fair value on a nonrecurring basis as of March 31, 2012 and December 31, 2011.

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2012
Real estate owned	$2,231,500	$—	$2,231,500	$—
Restructured and impaired loans	11,164,351	—	11,164,351	—
At December 31, 2011
Real estate owned	$3,368,700	$—	$3,368,700	$—
Restructured and impaired loans	13,907,208	—	13,907,208	—
For the three months ended March 31, 2012, we had gains to report on sale of other real estate owned of $99,109. For the three months ended March 31, 2011, there were no gains or losses to report. Gains or losses on sale of other real estate owned are included in foreclosed property expense.
At the time a loan secured by real estate becomes real estate owned we record the property at the lower of its cost or fair value. Upon foreclosure and through liquidation, we evaluate the property’s fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. There were no valuation adjustments related to other real estate owned for the three months ended March 31, 2012, or 2011. Adjustments, when necessary, are included in foreclosed property expense.

Valuation Methods
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
Investment securities – available-for-sale are valued at quoted market prices, if available. For securities for which no quoted market price is available, we estimate the fair value on the basis of quotes for similar instruments or other available information. Investment securities classified as available-for-sale are reported at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income. To the extent that the cost basis of investment securities exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. The specific identification method is used in computing realized gains or losses.
Loans held for sale are recorded at their fair value when originated, based on our expected return from the secondary market.
Loans held for investment are valued on the basis of estimated future receipts of principal and interest, which are discounted at various rates. Loan prepayments are assumed to occur at the same rate as in previous periods when interest rates were at levels similar to current levels. Future cash flows for homogeneous categories of consumer loans, such as motor vehicle loans, are estimated on a portfolio basis and discounted at current rates offered for similar loan terms to new borrowers with similar credit profiles.
The carrying amounts of accrued interest approximate fair value.
Restricted equity securities are recorded at cost, which approximates fair value.
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
Derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date. Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction. Valuation adjustments may be made to reflect both our credit risk and the counterparties’ credit quality in determining the fair value of the derivative. Level 2 inputs for the valuations are limited to observable market prices for London Interbank Offered Rate (LIBOR) observable market prices for LIBOR swap rates, and three month LIBOR basis spreads at commonly quoted intervals. Our derivative financial liability consists of an interest rate swap that qualifies as a cash flow hedge which had an unrealized loss of $656,176 at March 31, 2012 and $684,428 at December 31, 2011.
Real Estate Owned is carried at fair value less estimated selling costs. Upon foreclosure and through liquidation, we evaluate the property's fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value less selling costs. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance. Fair value is determined through an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data (Level 2). However, if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. No valuation adjustments have been recorded in the quarter ended March 31, 2012. We recorded losses of $574,192 due to valuation adjustments on real estate owned within foreclosed property expense in the year ended December 31, 2011.
Restructured and Impaired Loans measurement is generally based on the present value of expected future cash flows discounted at the loan's effective interest rate, unless in the case of collateral-dependent loans, the observable market price, or the fair value of the collateral can be readily determined. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Restructured and impaired loans are periodically reevaluated to determine if additional adjustments to the carrying value are necessary.
It is not practicable to separately estimate the fair values for off-balance-sheet credit commitments, including standby letters of credit and guarantees written, due to the lack of cost-effective reliable measurement methods for these instruments.
Fair Value of Financial Instruments
The following table presents the carrying amounts and fair value of our financial instruments at March 31, 2012 and December 31, 2011. GAAP defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than through a forced or liquidation sale for purposes of this disclosure. The carrying amounts in the table are included in the balance sheet under the indicated captions.

		Fair Value Measurements at March 31, 2012 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalents	$38,695,737	$38,695,737	$—	$—	$38,695,737
Investment securities available for sale	8,841,098	—	8,841,098	—	8,841,098
Loans held for sale	243,178,666	—	243,178,666	—	243,178,666
Loans held for investment (net)	587,957,479	—	599,252,393	—	599,252,393
Accrued interest receivable	1,920,526	—	1,920,526	—	1,920,526
Restricted equity securities	7,242,450	—	7,242,450	—	7,242,450
Bank owned life insurance	7,007,498	—	7,007,498	—	7,007,498
Liabilities
Deposits	$811,681,771	$—	$808,181,164	$—	$808,181,164
Borrowings	34,116,990	—	34,284,063	—	34,284,063
Accrued interest payable	230,616	—	230,616	—	230,616
Derivative financial liability	656,176	—	656,176	—	656,176

		Fair Value Measurements at December 31, 2011 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalents	$31,745,484	$31,745,484	$—	$—	$31,745,484
Investment securities available for sale	9,186,697	—	9,186,697	—	9,186,697
Loans held for sale	211,555,094	—	211,555,094	—	211,555,094
Loans held for investment (net)	597,682,446	—	607,718,906	—	607,718,906
Accrued interest receivable	2,023,874	—	2,023,874	—	2,023,874
Restricted equity securities	6,420,500	—	6,420,500	—	6,420,500
Bank owned life insurance	6,946,166	—	6,946,166	—	6,946,166
Liabilities
Deposits	$740,092,097	$—	$736,450,654	$—	$736,450,654
Borrowings	80,927,481	—	81,103,891	—	81,103,891
Accrued interest payable	101,020	—	101,020	—	101,020
Derivative financial liability	684,428	—	684,428	—	684,428

NOTE 7. STOCK-BASED COMPENSATION
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
At March 31, 2012, there were 221,972 options outstanding and exercisable. All options in the plan are fully vested and no additional options were granted in the periods covered. No options have been exercised in the first quarter of 2012. Options on 5,775 shares were forfeited in the first quarter of 2012.
Compensation expense related to our restricted stock totaled $28,156 in the first quarter of 2012. Non-vested shares in restricted stock totaled 240,490 at March 31, 2012. These shares, which typically vest over a 60 month period, have remaining vesting periods of between 9 and 58 months with unrecognized remaining compensation expense of $1,135,753. We issued 4,000 shares of restricted stock in the first quarter of 2012. There were no shares vested in the first quarter of 2012. Additionally, 22,500 shares were forfeited in the first quarter of 2012.
NOTE 8. SEGMENT REPORTING
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
Segment information for the three months ended March 31, 2012 and 2011 is shown in the following table.

Selected Financial Information

	Commercial and Other Banking	Mortgage Banking Operations	Intersegment Eliminations	Total
Three Months Ended March 31, 2012
Net interest income after provision for loan losses	$7,393,319	$183,432	$—	$7,576,751
Noninterest income	1,123,398	16,665,970	(393,360)	17,396,008
Noninterest expenses	(5,226,288)	(16,048,882)	393,360	(20,881,810)
Net income before income taxes and noncontrolling interest	$3,290,429	$800,520	$—	$4,090,949
Three Months Ended March 31, 2011
Net interest income after provision for loan losses	$6,485,415	$155,363	$—	$6,640,778
Noninterest income	864,855	8,871,641	(41,990)	9,694,506
Noninterest expenses	(4,821,615)	(9,346,130)	41,990	(14,125,755)
Net income (loss) before income taxes and noncontrolling interest	$2,528,655	$(319,126)	$—	$2,209,529
Segment Assets
March 31, 2012	$694,292,119	$258,376,996	$(14,847,998)	$937,821,117
December 31, 2011	$700,309,396	$229,286,806	$(20,809,274)	$908,476,928
NOTE 9. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets with indefinite lives are recorded at cost and are reviewed at least annually for impairment based on evidence of certain impairment indicators. Intangible assets with identifiable lives are amortized over their estimated useful lives. The intangible assets have a weighted-average useful life of two years, four months.
Information concerning goodwill and intangible assets is presented in the following table:

	March 31, 2012	December 31, 2011
Amortizable intangible assets	$1,250,000	$1,250,000
Accumulated amortization—intangible assets	(833,332)	(788,689)
Amortizable intangible assets, net	$416,668	$461,311
Goodwill	$775,000	$775,000

Amortization expense for intangible assets totaled $44,643 for each of the three month periods, ending March 31, 2012 and 2011.

Estimated Amortization Expense:
For the remaining months of the year ended 12/31/12	133,929
For the year ended 12/31/13	178,572
For the year ended 12/31/14	104,167
$416,668
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
Our credit exposure, if any, on the interest rate swap is limited to the net favorable value (net of any collateral pledged) and interest payments of the swap by the counterparty. Conversely, when an interest rate swap is in a liability position we are required to post collateral to PNC which is evaluated monthly and adjusted based on the fair value of the hedge on the last day of the month. The fair value of this swap instrument was a liability of $656 thousand at March 31, 2012 for which our collateral requirement on March 31, 2012, was $700 thousand.
During parts of 2011, we participated in a mandatory delivery program for mortgage loans. Under the mandatory delivery program we commit to deliver a block of loans to an investor at a preset cost prior to the close of such loans. This differs from a best efforts delivery which sets the cost to the investor on a loan by loan basis at the close of the loan. Mandatory delivery creates a higher level of risk for us but is not binding to the client. Our client could decide, at any time between the time of the rate lock and the actual closing on their mortgage loan, not to proceed with the commitment. There is a higher occurrence of this during periods of volatility.
To mitigate this risk, we paired the rate lock commitment with the sale of a notional security bearing similar attributes. At the time the loan was delivered to the investor, matched securities were repurchased. Gains or losses associated with this pairing were recorded in mortgage banking income on our income statement as incurred. Our board approved mandatory delivery policy only allows us to commit $50.0 million to the program at any given time. We utilized the services of Capital Markets Cooperative (CMC) of Ponte Vedra Beach, Florida to help monitor and manage our rate lock activities in this program. In August 2011, we temporarily withdrew from the mandatory delivery program due to market volatility. At March 31, 2012, with the continued volatility in the securities market, we were not actively participating in the program. We reported income of $63 thousand related to our mandatory delivery program in the first quarter of 2011. We may reenter the program at some future date, when the markets are more favorable.

NOTE 11. SUBSEQUENT EVENT COMMON STOCK DIVIDEND
On May 3, 2012 we announced that a quarterly common stock cash dividend had been declared. This quarterly cash dividend is for $0.05 per share for common shareholders of record on May 17, 2012. The dividend payment date will be May 31, 2012.

ITEM 2.

MONARCH FINANCIAL HOLDINGS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The purpose of this discussion is to focus on important factors affecting our financial condition and results of operations. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and supplemental financial data. There have been no changes in the Company's critical accounting policies since we released our Annual Report on Form 10-K for the year ended December 31, 2011.
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
We also generate income from non-interest sources. Non-interest income sources include fee income from residential and commercial mortgage sales, bank related service charges, fee income from the sale of investment and insurance services, fee income from title services, income from bank owned life insurance (“BOLI”) policies, as well as gains or losses from the sale of investment securities.
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
This section should be read in conjunction with the description of our “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.
Net Income
Our consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, after all significant intercompany transactions have been eliminated. Net income attributable to our noncontrolling interests of $153.3 thousand and $136.8 thousand, respectively, are deducted for the quarters ended March 31, 2012 and 2011, after the income tax provision, to arrive at net income attributable to Monarch Financial Holdings, Inc. The ensuing references and ratios are related to net income attributable to Monarch Financial Holdings, Inc., (hereon referred to as "net income") after net income attributable to noncontrolling interests has been deducted.
Net income for the quarter ended March 31, 2012 was $2.5 million, an increase of $1.1 million or 83.2% over the same quarter in 2011. Basic earnings per share for the first quarter of 2012 and 2011 were $0.36 and $0.16, respectively, while diluted earnings per share were $0.30 and $0.16 for the same periods, respectively.
Two important and commonly used measures of profitability are return on assets (net income as a percentage of average total assets) and return on equity (net income as a percentage of average stockholders’ equity). Our annualized return on assets (“ROA”) was 1.10% and 0.71% for the three month periods ended March 31, 2012 and March 31, 2011. Our annualized return on equity (“ROE”) for the first three months of 2012 and 2011, respectively, was 13.10% and 7.74%. Growth in net interest income and noninterest income coupled with reduced net overhead were the source of the improvement in our ROE.
In the first quarter of 2012 net interest income increased $1.9 million, to $9.5 million, when compared to $7.6 million in 2011. Non-interest income increased $7.7 million in the same period to $17.4 million, when compared to $9.7 million in 2011. Comparatively, in the first quarter of 2012, non-interest expense grew at a slower pace, increasing only $6.8 million, for net overhead improvement of $900 thousand. Increased volume in both our loans held for sale and loans held for investment, and lower funding costs coupled with expense control were contributing factors in our net income improvement. Lower FDIC insurance expense, coupled with controlled growth in salaries and benefits, loan and occupancy expenses were contributing factors to the improvement in overhead.
Our provision for loan losses in the first quarter of 2012 was $1.9 million, or $900 thousand higher than our 2011 provision of $1.0 million. Net charge offs in the first quarter of 2012 were $1.4 million, compared to $500 thousand in 2011.
Net Interest Income
Net interest income, which is the excess of interest income over interest expense, is a major contributor to our revenue. A number of factors influence net interest income, including the interest rates earned on earning assets, and the interest rates paid to obtain funding to support the assets, the average volume of interest-earning assets and interest bearing liabilities, and the mix of interest-earning assets and interest bearing liabilities.
Interest rates have been at a record low since December 2008, when the federal funds rate that is set by the Federal Reserve Bank’s Federal Open Market Committee was reduced to 0.25%. The Wall Street Journal Prime Rate (“WSJ”), which generally moves with the federal funds rate, has been 3.25% since December 2008, as well. With rates low but stable, we have been able to position our balance sheet to respond quickly in the future when rates begin to rise, and thereby buffer the potential impact of those rising rates.
Net interest income was $9.5 million for the first quarter of 2012, compared to $7.6 million in 2011. Total interest income was $11.0 million and total interest expense was $1.5 million. Total interest income was $1.5 million higher than the first quarter of 2011 due to an increase in interest and fees on loans. Total interest expense decreased $400 thousand from the first quarter of 2011 because of lower interest rates. Net interest income increased due to a combination of higher loan volume and lower liability costs. Asset yield has declined 16 basis points quarter over quarter, to 5.16%, but liability costs have declined 42 basis points for the same period, to 0.85%, for a 20 basis point improvement to net interest margin.
Average earning asset volume increased $128 million when comparing the first quarter of 2012 to the same period in 2011. Average growth in our loan portfolios is the source of this increase. Our loan portfolio is comprised of two major classifications of loans: loans held for sale and loans held for investment. Average loans held for sale have increased $127.0 million, quarter over quarter, and average loans held for investment have increased $41.0 million. Year over year ending balances have also increased. Loans held for sale grew $147.9 million and loans held for investment grew $31.9 million in March 31, 2012 compared to March 31, 2011.
Loans held for sale, which are residential mortgages originated by our mortgage division and sold to investors, earn interest while on our books but are currently at rates lower than our held for investment portfolio. The normal holding period for these loans is approximately 35 to 45 days. This portfolio is also subject to greater fluctuations in outstanding balances due to a combination of market demand, economic conditions and the prevailing mortgage rates. Residential mortgage rates have declined when compared to the first quarter of 2011. The yield on our loans held for sale portfolio was 3.88%, 41 basis points below first quarter 2011 yield of 4.29%. However, production levels in the first quarter of 2012 have been very strong due to a high demand for mortgage loans, thereby offsetting the decline in yield through volume.
The yield on loans held for investment, which are commercial, real estate, and consumer loans originated and maintained on the Bank's books have also declined when compared to prior year. Loans held for investment had a blended yield in the quarter ended March 31, 2012 of 5.83%, 25 basis points below the first quarter 2011 yield of 6.08%. Market competition has increased for commercial and some real estate loans, driving loan pricing down. As with our loans held for sale portfolio, growth in loan volume has outpaced the decline in yield to increase interest income. All of the growth in our loans held for investment portfolio occurred in the commercial and construction real estate portfolio.

Average federal funds sold have declined $35.0 million, year over year, as we redeployed funds from a low yielding asset to higher yielding loan assets. Average balances in all other categories of interest earning assets have declined slightly compared to one year prior and have had little impact on interest earnings.
Average interest bearing liabilities outstanding increased $84.0 million in the first quarter of 2012 compared to 2011. Average interest bearing deposits increased $63.0 million and average borrowings increased $21.0 million. Year over year, quarter end interest bearing deposit balances have increased $96.0 million and borrowings have declined $17.0 million. Pricing on interest bearing deposits, quarter over quarter, declined across the board but the greatest decline in pricing was in time deposits and money market accounts. Time deposits pricing declined 78 basis points to 0.98% in 2012 compared to 1.76% in the first quarter of 2011. Higher priced time deposits have matured and been replaced with lower priced deposits. Money market pricing, at 0.66%, is 21 basis points below the first quarter 2011 cost of 0.87%. This multi-tiered product remains competitive but current market conditions have allowed us to lower the pricing of some of the tiers.
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
Our net interest rate spread on a tax-equivalent basis increased 25 basis points to 4.30% for first quarter of 2012, when compared to 4.05% for the same period in 2011. Our net interest margin for the first quarter of 2012 increased 20 basis points to 4.47%, up from 4.27% in 2011.
Bank Owned Life Insurance (BOLI) has been included in interest earning assets in the following net interest income analysis. We purchased $6.0 million in BOLI during the fourth quarter of 2005. The income on BOLI is not subject to federal income tax, giving it a tax-effective yield of 5.36% for the first quarter of 2012 compared to 5.65% for in 2011.
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

The following is an analysis of net interest income, on a taxable equivalent basis.

NET INTEREST INCOME ANALYSIS

	For Three Months Period Ended March 31, 2012
	Average Balance	Income/ Expense	Yield Rate (1)
ASSETS
Securities, at amortized cost (2)	$9,005,526	$51,248	2.29%
Loans, held for investment, net	595,439,344	8,624,403	5.83%
Loans, held for sale	234,184,783	2,256,633	3.88%
Federal funds sold	9,699,870	6,259	0.26%
Dividend-earning restricted equity securities	7,116,366	37,500	2.12%
Deposits in other banks	1,358,973	3,548	1.05%
Bank owned life insurance (2)	6,977,129	92,927	5.36%
Total earning assets	863,781,991	11,072,518	5.16%
Less: Allowance for loan losses	(9,722,090)
Nonperforming loans	5,842,680
Total non-earning assets	63,428,154
Total assets	$923,330,735
LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$39,336,759	$22,367	0.23%
Regular savings	17,452,718	20,632	0.48%
Money market savings	282,701,509	467,253	0.66%
Time deposits	316,560,600	771,535	0.98%
Total interest-bearing deposits	656,051,586	1,281,787	0.79%
Borrowings	34,453,578	185,357	2.16%
Total interest-bearing liabilities	690,505,164	$1,467,144	0.85%
Noninterest-bearing liabilities
Demand deposits	137,627,886
Other noninterest-bearing liabilities	17,947,014
Total liabilities	846,080,064
Stockholders’ equity	77,250,671
Total liabilities and stockholders’ equity	$923,330,735
Net interest income (2)		$9,605,374
Interest rate spread (2)(3)			4.31%
Net interest margin (2)(4)			4.47%

(1)	Yields are annualized and based on average daily balances.

(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a $36,612 adjustment for 2012.

(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.

(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

NET INTEREST INCOME ANALYSIS (continued)

	For Three Months Period Ended March 31, 2011
	Average Balance	Income/ Expense	Yield Rate (1)
ASSETS
Securities, at amortized cost	$9,348,054	$41,674	1.81%
Loans, held for investment, net	554,642,783	8,308,749	6.08%
Loans, held for sale	107,148,421	1,134,461	4.29%
Federal funds sold	44,813,967	27,041	0.24%
Dividend-earning restricted equity securities	8,705,271	32,515	1.51%
Deposits in other banks	3,567,740	1,075	0.12%
Bank owned life insurance (2)	7,359,504	102,598	5.65%
Total earning assets	735,585,740	9,648,113	5.32%
Less: Allowance for loan losses	(8,894,949)
Nonperforming loans	7,576,059
Total non-earning assets	53,484,656
Total assets	$787,751,506
LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$31,844,194	$26,319	0.34%
Regular savings	19,090,820	27,039	0.57%
Money market savings	295,871,978	634,119	0.87%
Time deposits	246,411,418	1,070,198	1.76%
Total interest-bearing deposits	593,218,410	1,757,675	1.20%
Borrowings	13,773,078	144,485	4.25%
Total interest-bearing liabilities	606,991,488	$1,902,160	1.27%
Noninterest-bearing liabilities
Demand deposits	95,635,486
Other noninterest-bearing liabilities	13,195,706
Total liabilities	715,822,680
Stockholders’ equity	71,928,826
Total liabilities and stockholders’ equity	$787,751,506
Net interest income (2)		$7,745,953
Interest rate spread (2)(3)			4.05%
Net interest margin (2)(4)			4.27%

(1)	Yields are annualized and based on average daily balances.

(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a $ 36,006 adjustment for 2011.

(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.

(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

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
RECONCILIATION OF NET INTEREST INCOME
TO TAX EQUIVALENT INTEREST INCOME

Non-GAAP	3 Months Ended March 31,
	2012	2011
Interest income:
Total interest income	$10,974,574	$9,544,392
Bank owned life insurance	61,332	67,715
Tax equivalent adjustment (34% tax rate)
Bank owned life insurance	31,595	34,883
Municipal securities	5,017	1,123
Adjusted income on earning assets	11,072,518	9,648,113
Interest expense:
Total interest expense	1,467,144	1,902,160
Net interest income—adjusted	$9,605,374	$7,745,953

Net interest income increased approximately $1.9 million in the first quarter of 2012 compared to 2011. This was achieved through an approximate $1.5 million increase in interest income and approximate $400 thousand savings in interest expense. The improvement to interest income was due to increased volume, which added approximately $1.9 million to interest income, despite lower yields. Interest expense improved due to lower rates, in spite of higher liability volume.
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

RATE / VOLUME ANALYSIS
(in thousands)

	For the Three Months Ended March 31, 2012 vs 2011

	Interest Increase (Decrease)	Change Attributable to
		Rate	Volume
Interest income
Loans:
Commercial	$325	$(311)	$636
Real Estate	31	(30)	61
Consumer	(41)	(6)	(35)
Loans held for sale	1,123	(110)	1,233
Total loans	1,438	(457)	1,895
Securities:
Federal agencies	(10)	(1)	(9)
Mortgage-backed	4	(2)	6
Municipal Securities	15	—	15
Other securities	—	—	—
Total securities	9	(3)	12
Federal funds sold	(21)	(13)	(8)
Dividend-earning restricted equity securities	5	8	(3)
Deposits in other banks	3	4	(1)
Bank owned life insurance	(10)	(9)	(1)
Total interest income	$1,424	$(470)	$1,894

Interest expense
Deposits:
Demand	$(5)	(10)	5
Money market	(167)	(140)	(27)
Savings	(6)	(4)	(2)
Time	(298)	(550)	252
Total deposits	(476)	(704)	228
Borrowings	41	(96)	137
Total interest expense	(435)	(800)	365
Net interest income	$1,859	$330	$1,529
Non-Interest Income
Non-interest income was $17.4 million in the first quarter of 2012, an increase of $7.7 million or 79.4% over the same period in 2011. Mortgage banking income continues to be our primary source of non-interest income. Non-interest income is broken out into more detail in the following table.

NON-INTEREST INCOME

	For the Three Months Ended March 31,
	2012	2011
Mortgage banking income	$16,584,211	$9,004,237
Service charges and fees	414,051	386,320
Bank owned life insurance income	61,332	67,715
Investment and insurance commissions	14,636	86,400
Title company income	114,258	137,968
Other	207,520	11,866
	$17,396,008	$9,694,506

Mortgage banking income represents fees from originating and selling residential mortgage loans as well as commercial mortgages through Monarch Mortgage and our wholly owned commercial mortgage banking subsidiary, Monarch Capital, LLC. In the first quarter of 2012, gross mortgage banking income increased $7.6 million or 84.2% over the same quarter in 2011. Winter months and the accompanying cold weather typically hinder home buying activities and production is usually at its lowest levels of the year. However, the first quarter of 2012 offered mild weather conditions coupled with continued low rates. This is a sharp contrast to the first quarter of 2011 when many of our markets were shut down due to severe cold and snow and rates, though low, were higher than 2012. Many home owners are taking advantage of low rates and refinancing their existing mortgages in addition to the market draw for new home buyers. Monarch Mortgage closed 1,991 loans in the first quarter of 2012 compared to 1,320 loans in the first quarter of 2011. Roughly 48% of the loans closed were refinance loans. The average loan amount was $275 thousand in 2012 compared to $227 thousand in 2011.
Service charges and fees on deposit accounts increased $28 thousand in first quarter of 2012 compared to 2011. The primary components of service charges and fees are nonsufficient fund and overdraft fees and ATM transaction fees. This growth is attributable to deposit growth, year over year. We have an agreement with a third-party vendor to brand ATMs in Food Lion grocery stores in southeast Virginia and northeast North Carolina. In return for supplying the cash for the machines and paying the machines’ cash servicing fees, we receive a portion of the transaction surcharge, and our customers can withdraw cash from the machines without a fee or transaction surcharge. We have 13 ATMs located at our banking center sites. Combined with our third-party vendor relationship, our network includes over 56 active branded ATMs.
BOLI is included in the net interest income calculation for yield analysis. We purchased $6.0 million in BOLI during the fourth quarter of 2005. The income from BOLI, which is not subject to tax, decreased $6 thousand quarterly, when comparing 2012 to 2011. The tax-effective income earnings are $93 thousand in the first quarter of 2012 compared to $103 thousand in 2011. One policy paid out in the second half of 2011, impacting interest earnings.
Investment and insurance income declined $72 thousand in the quarter. Through Monarch Investment, LLC, we own a 75% interest in a title company, Real Estate Security Agency, LLC (RESA), which is being treated as a consolidated entity for accounting purposes. RESA income decreased $24 thousand over first quarter 2011.
Non-interest Expense
The following table summarizes our non-interest expense for the periods indicated:

NON-INTEREST EXPENSE

	For the Three Months Ended March 31,
	2012	2011
Salaries and employee benefits	$6,630,518	$5,357,145
Commissions and incentives	8,732,201	3,893,359
Loan expense	1,615,131	1,312,481
Occupancy expenses	1,076,448	927,002
Furniture and equipment expense	522,633	460,031
Marketing expense	410,291	273,756
Data processing services	345,990	305,833
Professional fees	219,113	168,928
Telephone	213,742	151,634
FDIC Insurance	181,771	315,334
Stationery and supplies	153,919	179,819
Virginia Franchise Tax	146,212	126,905
Postage and shipping	138,929	112,133
Travel expense	71,667	50,007
ATM expense	62,983	53,392
Amortization of intangibles	44,643	44,643
Insurance expense	42,479	30,701
Title expense	13,358	20,287
Other real estate expense	5,779	42,942
Rental income, other real estate	(4,103)	—
Income on sale of other real estate, net	(99,109)	—
Other	357,215	299,423
	$20,881,810	$14,125,755
Total non-interest expenses increased $6.8 million or 47.8% in the first quarter of 2012 compared to 2011. Net overhead expense, which is the difference between non-interest income and non-interest expense, declined $945 thousand or 21.3%, from ($4,431,249) in the first quarter of 2011 to ($3,485,802) in the first quarter of 2012. Excluding salaries, benefits, commissions and incentives, non-interest expense increased 13.2%, or $643 thousand, quarter over quarter.
Employee compensation; in the form of salaries, benefits, commissions and incentives, represent approximately 74% of non-interest expense in 2012 compared to 65% in 2011. Our full time equivalent employees, at March 31, 2012 totaled 585 compared to 531 in 2011. Salaries and benefits continue to grow, increasing $1.3 million or 23.8% in the first quarter of 2012 compared to 2011. Commissions and incentives increased 4.8 million or 124.3% in the quarter. Although new regulations imposed by the Dodd-Frank Act limiting when and how commissions are paid to our mortgage sales team, have resulted in shifts between commission and salaries for some employees, the 630 loan origination increase in production quarter over quarter has increased commissions. Further, new compliance requirements and growth related expansion in both our mortgage operations and the Bank’s sales team and branch staff have added to compensation expense, and higher loan origination expense. We continue to reposition and expand our operations to enable us to better serve our clients. We relocated our downtown Norfolk banking office and commercial offices to the World Trade Center in September 2011. Costs associated with occupancy expense has increased due to Company growth. Marketing expense has increased as a result of an ongoing advertising campaign aimed at gaining greater recognition in the market. As part of our marketing campaign, we are in our second year of sponsoring a “Top Flight” award aimed at recognizing small businesses.

The following summary identifies, in descending order, non-interest expenses with the most significant quarter-over-quarter increase.

	Increase For the Three Months Ended March 31, 2012
	Dollars	Percentage
Commissions and incentives	$4,838,842	124.3%
Salaries and employee benefits	1,273,373	23.8%
Loan expense	302,650	23.1%
Occupancy expense	149,446	16.1%
Marketing expense	136,535	49.9%
Four properties in other real estate were sold during the first quarter of 2012 for a net gain of $99 thousand. One property in other real estate was sold during the first quarter of 2011 at book value, with no gain or loss to report. Expenses related to the maintenance and sale of the properties totaled $6 thousand and $43 thousand in the first quarter of 2012 and 2011, respectively. We recorded $4 thousand in rental income from a lease on one of our other real estate properties in the first quarter of 2012.
Income Taxes
Our federal income tax provision was $1.3 million for first quarter of 2012, compared to $618 thousand for the same period in 2011. State income tax provision for the states of Maryland, North Carolina and South Carolina totaled $106 thousand in the first quarter of 2012 and $81 thousand in the first quarter of 2011.
BOLI income, which is not subject to federal income tax, and tax free municipal income totaling $71 thousand and $70 thousand were included in income for the first quarter of 2012 and 2011, respectively. Included in the first quarter of 2011 was a deferred tax benefit adjustment of $68 thousand.
After these adjustments, the effective federal tax rate for the first quarter of 2012 was 32.2%, and 27.9% in 2011. The combined federal and state tax rate was 34.8% and 31.7% for the first quarter of 2012 and 2011, respectively.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
GENERAL
Total assets were $937.8 million at March 31, 2012, a $29.0 million or 3.2% increase compared to assets of $908.8 million at December 31, 2011. The primary source of asset growth from December 31, 2011 was our loans held for sale which increased $31.6 million or 14.9%. Total cash and cash equivalents increased $6.9 million or 21.9%, year to date. Loans held for investment declined $9.3 million or 1.5% and other real estate owned declined $1.1 million or 33.8% over December 31, 2011.
Despite new loan production of $35.0 million in the first quarter, several large loan payouts in our real estate multifamily and commercial real estate segments resulted in a net decline in our loans held for investment portfolio. When compared to year end 2011, our commercial loan portfolio declined $1.0 million, and our real estate portfolio declined $8.8 million. Loans held for sale represent mortgage loans that have been closed and are awaiting investor funding. A majority of our mortgage loans are pre-sold and remain on our books for thirty-five to forty-five days. Outstanding balances, which are dependent on the current mortgage market, the timing of closings, and investor turn around, may fluctuate significantly between periods. Year to date production has been very strong, with close to 2 million loans closed.
Cash and cash equivalents fluctuate daily based on our liquidity levels and mortgage settlement activity. Interest bearing bank balances increased compared to December 2011 year end. Other real estate owned declined due to the sale of four properties held on December 31, 2011 and the addition of only one new property. There are currently only three properties in our other real estate loan portfolio.
Total liabilities were $859.0 million at March 31, 2012, an increase of $27.1 million or 3.3% from year-end 2011 liabilities of $831.9 million. Total deposits, which are our primary liability source, increased $71.6 million or 9.7% to $811.7 million at March 31, 2012 compared to $740.1 million at year-end 2011. Total borrowings declined $46.8 million at March 31, 2012, a 57.8% decrease from $80.9 million at December 31, 2011.
Non-interest bearing demand deposits increased $15.7 million, or 11.7% over December 2011 to $149.5 million. Interest bearing demand deposits increased $2.4 million to $43.2 million at March 31, 2012 compared to December 31, 2011. Money market deposits increased $27.6 million to $297.3 million at March 31, 2012, compared to $269.7 at year end 2011. Time deposits increased $26.7 million to $304.3 million compared to $277.6 million at December 31, 2011. Savings deposits declined marginally, and were at $17.3 million at March 31, 2012 compared to $17.9 million at year end 2011.
Our non-interest bearing deposits represent roughly 18.0% of our total deposits at both March 31, 2012 and December 31, 2011. Commercial and small business checking accounts comprise the largest percentage of non-interest bearing demand deposits. At March 31, 2012, commercial and small business checking accounts which represented 82.3% of total non-interest bearing demand had grown $13.6 million, or 12.5% over the balances at December 31, 2011. We are primarily a business bank and, as such, have focused our efforts on obtaining company operating accounts, which are demand deposit accounts. Attorney escrow accounts represented 12.2% of non-interest bearing deposits at March 31, 2012 and had increased $2.5 million over December 31, 2011. Escrow accounts ordinarily house real estate funds, which makes them sensitive to the growth within the current real estate environment. Our focus on the business sector, coupled with the growth in business operating accounts, has resulted in continued growth in demand deposits.
The composition of both total deposits and interest bearing deposits has remained consistent for both the first quarter of 2012 and the year ended 2011. Interest bearing demand deposits represent approximately 7.0% of interest bearing deposits. Money market and time deposits ("CDs") represent roughly 91.0% of interest bearing deposits and 74.0% of total deposits, and savings deposits represent roughly 3.0% of interest bearing deposits.
Interest bearing demand deposits increased 5.7% or $2.4 million to $43.2 million at March 31, 2012 compared to year end 2011. The majority of this growth has occurred in personal checking, our largest concentration of interest checking accounts. Our business interest bearing demand accounts are primarily Interest on Lawyers Trust Accounts (“IOLTA”), investor and business security deposit accounts, required by law to bear interest. There has been little change, year to date in this deposit category. Recent regulatory changes now allow banks to offer interest bearing demand accounts to all business clients; however, we do not offer such products at this time.
Regular savings products offer low interest to personal and business clients who are interested in savings but maintain average balances which are too low or have too frequent withdrawal activity to meet the requirements of a money market account. Savings deposits declined $654 thousand or 3.7% in the first quarter, compared to December 31, 2011.
Money market deposits were $297.3 million at March 31, 2012 and have increased $27.6 million over December 31, 2011. We have one brokered money market deposit relationship included in our money market totals. This account was $19.1 million at March 31, 2012, an increase of $8.6 million over the outstanding balance at year end. Excluding this account, non-brokered money market balances increased $18.9 million when compared to December 2011. We are managing this growth through pricing of our multi-tiered money market product, while keeping rates attractive and highly competitive in the market. Our current economic environment is still volatile enough to keep many “would be” market investors looking to the safety of insured bank deposits. Money market accounts are the most suitable product for these individuals because rates are higher than demand and savings accounts but they have withdrawal features more flexible than CDs. Therefore, our money market balances may be adversely impacted in the future when the economy is more stable and investors return to the stock market and higher rate alternatives.
Outstanding CDs grew $26.7 million to $304.3 million in the first quarter of 2012. Included in CDs are brokered CDs which are used to fund our loans held for sale portfolio. These brokered CDs, which are typically short term, with maturities of between 4 and 13 weeks, have increased a net $25.8 million in the first quarter of 2012. Loans held for sale have grown $31.6 million over the same time period. The short term nature of these CDs allow us to respond quickly to funding fluctuations in our loans held for sale portfolio, thereby minimizing the impact of these fluctuations on liquidity and funds management. Our remaining CD portfolio has shown only minimal growth, by design. CD shoppers typically expect a combination of higher interest rates and longer balance lock periods.With rates expected to remain low for an extended period, we have focused on relationship pricing for CDs. Non- clients receive lower rates for CDs than existing clients, thereby encouraging relationships which are beneficial to both the Bank and our clients.
Stockholders’ equity was $78.8 million at March 31, 2012, compared to $76.8 million at December 31, 2011. Components of the change in stockholders’ equity include net income of $2.5 million, decrease in unrealized losses in other comprehensive income of $21 thousand, stock based compensation totaling $28 thousand, preferred stock dividend payments of $390 thousand, a common stock dividend of $240 thousand, and distributions to noncontrolling interests of $154 thousand.
Loans Held for Investment
Our lending activities are our principal source of income. Loans held for investment, net of unearned income, decreased $9.3 million or 1.5% in the first quarter of 2012. Our allowance for loan losses increased $470 thousand and our net charge offs were $1.5 million for the quarter.

The following table provides a breakdown, by segment of our loans held for investment at March 31, 2012 and December 31, 2011.
LOANS HELD FOR INVESTMENT

	March 31, 2012	December 31, 2011
Commercial	$80,150,851	$81,209,758
Real estate
Construction	139,547,912	139,255,002
Residential (1-4 family)	84,977,815	85,750,291
Home equity lines	74,162,094	74,870,706
Multifamily	21,026,795	26,710,732
Commercial	194,275,714	196,198,979
Real estate subtotal	513,990,330	522,785,710
Consumers
Consumer and installment loans	4,133,546	3,548,466
Overdraft protection loans	52,917	58,232
Loans to individuals subtotal	4,186,463	3,606,698
Total gross loans	598,327,644	607,602,166
Unamortized loan costs, net of deferred fees	29,835	10,280
Loans held for investment, net of unearned income	598,357,479	607,612,446
Allowance for loan losses	(10,400,000)	(9,930,000)
Total net loans	$587,957,479	$597,682,446
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
Our allowance for loan losses is to provide for losses inherent in the loan portfolio. Management is responsible for determining the level of the allowance for loan losses, subject to review by our Board of Directors. Among other factors, we consider on a monthly basis our historical loss experience, the size and composition of our loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits including impaired loans and our risk-rating-based loan watch list, and local and national economic conditions. The economy of our trade area is well diversified. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those factors include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate.
To determine the total allowance for loan losses, we estimate the reserves needed by analyzing loans on both, a pooled basis and individually. Our allowance for loan losses consists of amounts applicable to the following three loan types: commercial, real estate, and consumer. In addition, loans within these types are evaluated as a group or on an individual or relationship basis and assigned a risk grade based on the underlying characteristics. Loans are pooled by risk grade within the portfolio, and losses are modeled utilizing metrics such as the risk rating, historical experience, other known and inherent risks, and quantitative techniques which management has determined fit the characteristics of a loan type or segment within that type.

The commercial loan type includes commercial and industrial loans which are usually secured by the assets being financed or other business assets such as accounts receivable or inventory and normally incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business.
The real estate loan type includes all loans secured by real estate. This type is further broken down into segments. These segments are: construction loans, residential 1-4 family loans, home equity lines, multifamily loans, and commercial real estate loans. Construction and multifamily loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the completed project. Residential 1-4 family and home equity loan originations utilize analytics to supplement the underwriting process. Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.
Commercial and real estate portfolio loans are evaluated on an individual or relationship basis and assigned a risk grade at the time the loan is made. Additionally, we perform periodic reviews of the loan or relationship to determine if there have been any changes in the original underwriting which would change the risk grade and/or impact the borrower’s ability to repay the loan.
The consumer loan portfolio includes two segments: consumer and installment loans and overdraft protection loans. These loans, which are in relatively small loan amounts, are spread across many individual borrowers. We utilize analytics to supplement general underwriting. Loans within the consumer type are assigned risk grades and evaluated as a pool, unless specifically identified through delinquency or other signs of credit deterioration, at which time the identified loan is individually evaluated. Additionally, loans that have been specifically identified as a credit risk due to circumstances that may affect the ability of the borrower to repay interest and/or principal are analyzed on an individual basis. Adverse circumstances may include loss of repayment source, deterioration in the estimated value of collateral, elevated trends of delinquencies, and charge-offs.
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
5 Acceptable with care
The following is a breakdown between pass and watch list loans at March 31, 2012 and December 31, 2011. There was one loan risk graded Doubtful (8) and no loans risk graded Loss (9) included in our portfolio at March 31, 2012. There were no loans risk graded Doubtful (8) or Loss (9) included in our portfolio at December 31, 2011.

PASS AND WATCH LIST LOANS

	March 31, 2012
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$72,840,109	$2,267,613	$5,043,129	80,150,851	4.01
Real estate
Construction	126,317,460	4,505,905	8,724,547	139,547,912	4.11
Residential (1-4 family)	76,874,357	1,545,501	6,557,957	84,977,815	4.33
Home equity lines	71,576,158	2,204,760	381,176	74,162,094	4.10
Multifamily	18,780,722	—	2,246,073	21,026,795	3.81
Commercial	185,461,484	2,164,958	6,649,272	194,275,714	4.02
Real estate subtotal	479,010,181	10,421,124	24,559,025	513,990,330	4.10
Consumers
Consumer and installment loans	4,114,538	—	19,008	4,133,546	3.76
Overdraft protection loans	52,917	—	—	52,917	4.01
Loans to individuals subtotal	4,167,455	—	19,008	4,186,463	3.76
Total gross loans	$556,017,745	$12,688,737	$29,621,162	598,327,644	4.09

	December 31, 2011
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$72,166,118	$3,073,611	$5,970,029	$81,209,758	4.06
Real estate
Construction	124,747,757	495,479	14,011,766	139,255,002	4.08
Residential (1-4 family)	75,240,661	1,259,491	9,250,139	85,750,291	4.43
Home equity lines	71,487,540	2,229,059	1,154,107	74,870,706	4.12
Multifamily	24,408,006	—	2,302,726	26,710,732	3.82
Commercial	187,102,529	1,518,206	7,578,244	196,198,979	4.06
Real estate subtotal	482,986,493	5,502,235	34,296,982	522,785,710	4.12
Consumers
Consumer and installment loans	3,528,103	—	20,364	3,548,467	3.78
Overdraft protection loans	58,231	—	—	58,231	4.07
Loans to individuals subtotal	3,586,334	—	20,364	3,606,698	3.78
Total gross loans	$558,738,945	$8,575,846	$40,287,375	$607,602,166	4.11
Additional regulatory guidance with regard to the specifications of the special mention risk grade stipulates that loans with this risk grade should be treated as transitory and should not remain special mention for more than one year. We continue to monitor and evaluate loans in our special mention risk grade on a monthly basis.
We do not have any potential problem loans which have not been evaluated and disclosed at March 31, 2012 or December 31, 2011. We evaluate the collectability of both principal and interest when assessing the need for a loss accrual. (For additional discussion on this evaluation refer to Note 1 and Note 3 of our 2011 Annual Report on Form 10-K/A.)
This evaluation includes, but is not limited to, the application of a loss factor which is arrived at by using a three-year moving average “look back” at our historical losses. This loss factor is multiplied by the outstanding principal to arrive at an overall loss estimate. Environmental factors may also be applied to a class or classes of loans based on management’s subjective evaluation of such conditions as credit quality trends, collateral values, portfolio concentrations, specific industry conditions in the regional economy, regulatory examination results, external audit and loan review findings, recent loss experiences in particular portfolio classes, etc. Any unallocated portion of the allowance for loan losses reflects management’s attempt to ensure that the overall reserve appropriately reflects a margin for the imprecision necessarily inherent in estimates of credit losses.
The allowance is subject to regulatory examinations and determination as to adequacy. This examination may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.
During the first quarter ended March 30, 2012, we accrued $1,930,679 in provision for loan losses compared to $1,001,454 for the same periods in 2011. Based on the current economic environment and the composition of our loan portfolio, the level of our charged-off loans combined with our peer bank loss experience, we considered this provision to be a prudent allocation of funds for our loan loss allowance.
Loans charged off during first quarter of 2012 and 2011 totaled $1,494,020 and $597,311, respectively. Recoveries totaled $33,341 and $61,057 for the same periods, respectively. The ratio of net charge-offs to average outstanding loans for the first quarter ended March 31, 2012 was 0.24%, compared to 0.10% in 2011. Specific reserves included in our December 31, 2011 allowance for loans charged off in the first quarter of 2012 totaled $1,275,582. Specific reserves included in our December 31, 2010 allowance for loans charged off in the first quarter of 2011 totaled $165,472.
In the first quarter of 2012, approximately $300 thousand in loans charged off were related to failed real estate projects, approximately $1.1 million in loans charged off were related to failed business activities and the remaining $144 thousand were related to residential properties. In the first quarter of 2011, approximately $141 thousand in loans charged off were related to failed business activities and the remaining $456 thousand were related to residential properties.
The allowance for loan losses totaled $10,400,000 at March 31, 2012, an increase of $470,000 or 4.7% over December 31, 2011. The ratio of the allowance to loans, less unearned income, was 1.74% at March 31, 2012, 1.63% at December 31, 2011. We

believe that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in our loan portfolio at March 31, 2012. The allowance to loans ratio is supported by the level of non-performing loans, the seasoning of the loan portfolio, and the experience of the lending staff in the market.

LOAN LOSS ALLOWANCE AND LOSS EXPERIENCE

	For the Three Months Ended March 31,
	2012	2011
Balance, beginning of period	$9,930,000	$9,037,800
Loans charged-off
Commercial	(49,887)	—
Real estate
Construction	(300,000)	(38,623)
Residential (1-4 family)	(1,000,000)	(141,624)
Home equity lines	(144,133)	(417,064)
Multifamily	—	—
Commercial	—	—
Consumers
Consumer and installment loans	—	—
Overdraft protection loans	—	—
	(1,494,020)	(597,311)
Recoveries
Commercial	10,836	4,206
Real estate
Construction	568	734
Residential (1-4 family)	6,445	10,226
Home equity lines	14,698	45,356
Multifamily	—	—
Commercial	—	—
Consumers
Consumer and installment loans	614	205
Overdraft protection loans	180	330
	33,341	61,057
Net Charge Offs	(1,460,679)	(536,254)
Provisions charged to operations	1,930,679	1,001,454
Balance, end of period	$10,400,000	$9,503,000

A summary of our allowance as of March 31, 2012 and December 31, 2011 by segment is as follows:
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	March 31, 2012
	Amount	Percentage of loans in each category to total loans
Commercial	$2,654,551	13.4%
Real estate
Construction	1,977,449	23.3%
Residential (1-4 family)	2,236,324	14.2%
Home equity lines	1,002,074	12.4%
Multifamily	304,245	3.5%
Commercial	2,224,349	32.5%
Consumers
Consumer and installment loans	38,341	0.7%
Overdraft protection loans	968	—%
Unallocated	(38,301)	n/a
	$10,400,000	100.0%
Total loans held for investment outstanding *	$598,357,479
Ratio of allowance for loan losses to total loans held for investment	1.74%

	December 31, 2011
	Amount	Percentage of loans in each category to total loans
Commercial	$1,946,528	13.4%
Real estate
Construction	1,426,135	22.9%
Residential (1-4 family)	2,733,263	14.1%
Home equity lines	1,070,309	12.3%
Multifamily	345,770	4.4%
Commercial	2,223,506	32.3%
Consumers
Consumer and installment loans	27,099	0.6%
Overdraft protection loans	4,370	—%
Unallocated	153,020	n/a
	$9,930,000	100.0%
Total loans held for investment outstanding *	$607,612,446
Ratio of allowance for loan losses to total loans held for investment	1.63%

*	Total loans held for investment outstanding includes unamortized loan costs, net of deferred fees of $29,835 at March 31, 2012 and $10,280 at December 31, 2011.

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
Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings. At March 31, 2012 loans 90 days past due and still accruing totaled $1,735,549, loans in nonaccrual totaled $7,232,930 and loans classified as troubled debt restructurings that are still accruing totaled $98,455. At December 31, 2011 loans 90 days past due and still accruing totaled $177,580 and loans in nonaccrual totaled $3,481,336 and loans classified as troubled debt restructurings totaled $735,859. Total non-performing loans as a percentage of total loans were 1.52% and 0.72% at March 31, 2012 and December 31, 2011, respectively.

 NON-PERFORMING ASSETS

	Non-Performing Loans
	Over 90 Days and Accruing	Nonaccrual Loans	Accruing Restructured Loans	Non-Performing Loans	Other Real Estate Owned	Total Non-Peforming Assets

March 30, 2012
Commercial	$226	$1,654,861	$—	$1,655,087	$—	$1,655,087
Real estate
Construction	1,259,431	1,117,181	—	2,376,612	—	2,376,612
Residential (1-4 family)	461,302	3,613,310	98,455	4,173,067	2,231,500	6,404,567
Home equity lines	—	599,482	—	599,482	—	599,482
Multifamily	—	—	—	—	—	—
Commercial	—	229,088	—	229,088	—	229,088
Consumers
Consumer and installment loans	14,590	19,008	—	33,598	—	33,598
Overdraft protection loans	—	—	—	—	—	—
Total	$1,735,549	$7,232,930	$98,455	$9,066,934	$2,231,500	$11,298,434

December 31, 2010
Commercial	$39,018	$1,654,635	$—	$1,693,653	$—	$1,693,653
Real estate
Construction	—	128,723	—	128,723	80,000	208,723
Residential (1-4 family)	138,562	1,327,452	—	1,466,014	3,288,700	4,754,714
Home equity lines	—	856,932	—	856,932	—	856,932
Multifamily	—	—	—	—	—	—
Commercial	—	229,088	—	229,088	—	229,088
Consumers
Consumer and installment loans	—	20,365	—	20,365	—	20,365
Overdraft protection loans	—	—	—	—	—	—
Total	$177,580	$4,217,195	$—	$4,394,775	$3,368,700	$7,763,475

	March 31, 2012	December 31, 2011
Asset Quality Ratios:
Nonperforming loans to period end loans	1.52%	0.72%
Nonperforming assets to period end assets	1.20%	0.85%
Allowance for loan losses to nonperforming loans	114.71%	225.95%

Restructured loans are loans for which it has been determined the borrower will not be able to perform under the original terms of the loan agreement and a concession has been made to those terms that would not otherwise have been considered. If the value of a restructured loan is determined to be less than the recorded investment in the loan, a valuation allowance is created with a corresponding charge-off and any collection of interest and principal are recorded as recoveries to the allowance for loan losses until all charged-off balances are fully recovered. Measurement of the value of a restructured loan is generally based on the present value of expected future cash flows discounted at the loan’s effective interest rate, unless in the case of collateral-dependent loans, the observable market price, or the fair value of the collateral can be readily determined. Restructured loans are reevaluated periodically and additional adjustments to the carrying value may be made. In addition, if it is determined the borrower is unable to perform under the modified terms, further steps, such as a full charge-off or foreclosure may be taken. We did not have any commitments to lend additional funds on restructured loans at March 31, 2012 or December 31, 2011.
TROUBLED DEBT RESTRUCTURING

	Commercial	Residential 1-4 Family	Real Estate Construction	Total

March 31, 2012
Balance beginning of the period	$632,670	$103,189	$—	$735,859
Investment in restructured loans
Additions (payments) during the period, net	—	(4,734)	—	(4,734)
Charge-off during the period	—	—	—	—
Moved to other real estate	—	—	—	—
Valuation allowance for restructured loans included in charged-off loans	—	—	—	—
Additions during the period	—	—	—	—
Restructured loans included in impaired loans end of the period	$632,670	$98,455	$—	$731,125

December 31, 2011
Balance beginning of the period	$182,000	$124,623	$—	$306,623
Investment in restructured loans
Additions during the period	632,670	(21,434)	—	611,236
Charge-off during the period	—	—	—	—
Moved to other real estate	(182,000)	—	—	(182,000)
Valuation allowance for restructured loans included in charged-off loans	—	—	—	—
Additions during the period	—	—	—	—
Restructured loans included in impaired loans end of the period	$632,670	$103,189	$—	$735,859

Recoveries of charged-off balance
September 30, 2011	$—	$—	$—	$—
December 31, 2010	$—	$—	$—	$—
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
Other Real Estate
Other real estate is real estate properties acquired through or in lieu of loan foreclosure. At foreclosure, these properties are recorded at their fair value less estimated selling costs as a nonperforming asset, with any write-downs to the carrying value of our investment charged to the allowance for loan loss. After foreclosure, periodic evaluations are performed to determine if any decrease in the fair value less estimated selling costs has occurred. Further adjustments to this fair value are charged to operations, in non-interest expense, when identified. Expenses associated with the maintenance of other real estate are charged to operations, foreclosed property expense, as incurred. When a property is sold, any gain or loss on the sale is recorded as gain or loss on foreclosed property in non-interest expense.
OTHER REAL ESTATE

	March 31, 2012
	Balance		Number
January 1,	$3,368,700	1,744,700	6
Balance moved into other real estate	413,000	1,744,700	1
	3,781,700		7
Write down of property charged to operations	—
Payments received after foreclosure	—
Properties sold	(1,550,200)		(4)
Balance March 31, 2012	$2,231,500		3
Gross gains of sale of other real estate	$99,109
Gross losses on sale of other real estate	—
Write down of property charged to operations	—
Net gain (loss) on other real estate	$99,109
	December 31, 2011
	Balance		Number
January 1,	$1,744,700		5
Balance moved into other real estate	5,359,004		15
	7,103,704		20
Write down of property charged to operations	(574,192)
Payments received after foreclosure	—
Properties sold	(3,160,812)		(14)
Balance December 31, 2011	$3,368,700		6
Gross gains of sale of other real estate	$195,533
Gross losses on sale of other real estate	(145,813)
Write down of property charged to operations	(574,192)
Net gain (loss) on other real estate	$(524,472)

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
Cash, cash equivalents and federal funds sold totaled $38.7 million as of March 31, 2012 compared to $31.7 million as of December 31, 2011. At March 31, 2012, cash, securities classified as available for sale, interest bearing deposits in other banks, and federal funds sold were $47.5 million or 5.5% of total earning assets, compared to $40.9 million or 4.8% of total earning assets at December 31, 2011.
In the course of operations, due to fluctuations in loan and deposit levels, we occasionally find it necessary to purchase federal funds on a short-term basis. We maintain unsecured federal funds line arrangements with five other banks, which allow us to purchase funds totaling $34.5 million. These lines mature and re-price daily. At March 31, 2012 and December 31, 2011, we had $4.4 million and $0, respectively, in federal funds purchased.
We have access to the Federal Reserve Bank of Richmond’s discount window should a liquidity crisis occur. We have not used this facility in the past and consider it a backup source of funds.
We are also members of the Promontory Network and have access to a program through their Certificate of Deposit Account Registry Service® (“CDARS”) to use their CDARS One Way BuySM to purchase cost-effective funding without collateralization (and in lieu of generating funds through “traditional” brokered CDs or the Federal Home Loan Bank). These funds are accessed through a weekly auction. The auction typically takes place on Wednesdays, with next day settlement. There are seven maturities available ranging from 4 weeks to 5 years. If we are allotted funds in the auction, we incur no transaction fees or commissions. Although the process to compete for these deposits is different from the process for traditional brokered CDs, they are still considered brokered for Call Report purposes. These funds, which are included in our Jumbo CDs, are subject to discretionary limitations on volume that we normally would impose on traditional brokered deposits. Based on our “well capitalized” status, we are able to draw up to 15% of assets or $140.7 million from this program at March 31, 2012. We had $86.1 million on our balance sheet from this program at March 31, 2012 and $59.0 million at December 31, 2011.
We have lines of credit with the Federal Home Loan Bank of Atlanta (“FHLB”) that can equal up to 30% of our assets. Our primary line of credit (Primary) totaled approximately $60.5 million with $51.2 million available at March 31, 2012. This line is currently reduced by $8.0 million, which has been pledged as collateral for public deposits.
In February 2009, we negotiated an additional line of credit with FHLB which is secured by a portion of our loans held for sale (“LHFS”). We pledge these loans, which have been sold to FHLB approved investors, as collateral. In return, we are allowed to borrow up to 78% of these loans for 120 days. The investor remits the proceeds for the purchased loans directly to FHLB, which then releases the collateral pledged. At March 31, 2012, we had assets pledged totaling $142.2 million and advances outstanding totaled $18.4 million.
Borrowings outstanding under the combined FHLB lines of credit were $19.8 million at March 31, 2012 and $70.9 million at December 31, 2011. We had the following borrowing advances under our Primary line outstanding as of March 31, 2012 with the following final maturities:

Advance Amount	Expiration Date
1,350,439	9/28/2015
$1,350,439
The advance maturing in 2015 is a principal reducing credit that matures on September 28, 2015. Terms include 39 quarterly principal payments of $25 thousand beginning December 2005, with a final payment of $1.0 million in September 2015. We are utilizing this advance to match-fund several long term fixed rate loans. The interest rate for this advance is fixed at 4.96%.
In addition, we had two advances under our LHFS line with a variable rate of interest that changes daily. These advances mature 120 days from the advance date. The interest rate on March 31, 2012 for this advance was 0.86%.

Advance Date	Current Balance	Original Balance
3/28/2012	$1,416,552	$6,000,000
3/30/2012	17,000,000	17,000,000
	$18,416,552	$23,000,000
We have no material commitments or long-term debt for capital expenditures at the report date. The only long-term debt is for funding loans.
Off-Balance Sheet Arrangements
We enter into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions recognized as of March 31, 2012 and December 31, 2011 were a line of credit to secure public funds and commitments to extend credit and standby letters of credit issued to customers. The line of credit to secure public funds was from the Federal Home Loan Bank for $8 million at March 31, 2012 and December 31, 2011.
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
Commitments to extend credit, amounted to $256.4 million at March 31, 2012 and $346.9 million at December 31, 2011, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
We did not have any outstanding commitments to purchase securities on March 31, 2012 or December 31, 2011.
Standby letters of credit are conditional commitments we issue guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. We had $15.2 million in outstanding standby letters of credit at March 31, 2012 and $16.3 million at December 31, 2011.
We have thirty-four non-cancellable leases for premises. The original lease terms are from one to fifty years and have various renewal and option dates.
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
The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the Bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. At March 31, 2012, the amount available was approximately $10.1 million. We currently pay a quarterly dividend on our series B noncumulative, perpetual preferred stock of 7.8%, or $390,000 per quarter. We paid our first common stock dividend in 2010. We began paying quarterly dividends on our common stock in the first quarter of 2012. We paid semi-annual dividends on our common stock in 2011. Below is a table of our dividend history.
COMMON STOCK DIVIDENDS

Payment Date	Per Share Dividend	Total Dividend
2012
February 28, 2012	$0.04	$240,000
2011
November 30, 2011	$0.08	$475,531
June 22, 2011	0.08	477,227
Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2012, the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2012, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. The Bank’s actual capital amounts and ratios are also presented in the table as of March 31, 2012 and December 31, 2011.
RISK BASED CAPITAL

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
	(Dollars in Thousands)
As of March 31, 2012
Total Risk-Based Capital Ratio
Consolidated company	$97,017	12.52%	$61,992	8.00%	N/A	N/A
Bank	$97,480	12.58%	$61,990	8.00%	$77,488	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated company	$87,318	11.26%	$31,019	4.00%	N/A	N/A
Bank	$87,784	11.33%	$30,992	4.00%	$46,488	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated company	$87,318	9.52%	$36,668	4.00%	N/A	N/A
Bank	$87,784	9.57%	$36,691	4.00%	$45,864	5.00%
(Tier 1 Capital to Risk-Weighted Assets)
As of December 31, 2011
Total Risk-Based Capital Ratio
Consolidated company	$94,918	12.42%	$61,144	8.00%	N/A	N/A
Bank	$91,374	11.97%	$61,052	8.00%	$76,315	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated company	$85,360	11.17%	$30,572	4.00%	N/A	N/A
Bank	$81,826	10.72%	$30,526	4.00%	$45,789	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated company	$85,360	9.88%	$34,543	4.00%	N/A	N/A
Bank	$81,826	9.48%	$34,543	4.00%	$43,178	5.00%
(Tier 1 Capital to Average Assets)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices. Our primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of our asset/liability management process, which is governed by policies established by our board of directors that are reviewed and approved annually. Our board of directors delegates responsibility for carrying out asset/liability management policies to the Asset/Liability Management Committee (“ALCO”). In this capacity, the committee develops guidelines and strategies that govern our asset/liability management related activities, based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.
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
There have been no material changes in market risk since we filed our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 1A. Risk Factors

Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities, including the risk factors that are outlined in our 2011 Annual Report on Form 10-K. There have been no material changes in our risk factors from those disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

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
MONARCH FINANCIAL HOLDINGS, INC.

/s/ Brad E. Schwartz	Date: May 14, 2012
Brad E. Schwartz Chief Executive Officer
/s/ Lynette P. Harris.	Date: May 14, 2012
Lynette P. Harris Executive Vice President & Chief Financial Officer

Exhibit 31.1
SECTION 302 CERTIFICATION
I, Brad E. Schwartz, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Monarch Financial Holdings, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 14, 2012                    /s/ Brad E. Schwartz _______________
Brad E. Schwartz
Chief Executive Officer

Exhibit 31.2
SECTION 302 CERTIFICATION
I, Lynette P. Harris, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Monarch Financial Holdings, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 14, 2012                    /s/ Lynette P. Harris. ___________________
Lynette P. Harris
Executive Vice President & Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Monarch Financial Holdings, Inc. (the "Company") for the period ending March 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on their knowledge and belief:
(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Brad E. Schwartz ______________
Brad E. Schwartz,
Chief Executive Officer

/s/ Lynette P. Harris. ___________________
Lynette P. Harris
Executive Vice President & Chief Financial Officer

Date: May 14, 2012