Form 10-Q
period 2012-06-30
Monarch Financial Holdings, Inc.
filed 2012-08-13
CIK 1364856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐  No  ☒
The number of shares of common stock outstanding as of August 6, 2012 was 6,029,475.

(This page intentionally left blank.)

MONARCH FINANCIAL HOLDINGS, INC.
FORM 10-Q
June 30, 2012

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CONDITION

	Unaudited
	June 30, 2012	December 31, 2011
ASSETS:
Cash and due from banks	$20,511,501	$20,090,991
Interest bearing bank balances	46,709	10,188,033
Federal funds sold	6,141,545	1,466,560
Total cash and cash equivalents	26,699,755	31,745,584
Investment securities available-for-sale, at fair value	10,820,261	9,186,697
Loans held for sale	282,013,719	211,555,094
Loans held for investment, net of unearned income	626,463,677	607,612,446
Less: allowance for loan losses	(10,724,000)	(9,930,000)
Loans, net	615,739,677	597,682,446
Property and equipment, net	23,210,161	23,093,883
Restricted equity securities	4,884,850	6,420,500
Bank owned life insurance	7,069,397	6,946,166
Goodwill	775,000	775,000
Intangible assets, net	372,025	461,311
Other real estate owned	2,013,000	3,368,700
Other assets	21,636,152	17,551,547
Total assets	$995,233,997	$908,786,928
LIABILITIES:
Deposits:
Demand deposits—non-interest bearing	$178,520,160	$133,855,101
Demand deposits—interest bearing	41,219,109	40,930,378
Savings deposits	19,632,789	17,915,622
Money market deposits	307,392,254	269,749,851
Time deposits	306,648,612	277,641,145
Total deposits	853,412,924	740,092,097
Borrowings:
Short term borrowings	5,000,000	—
Trust preferred subordinated debt	10,000,000	10,000,000
Federal Home Loan Bank advances	31,325,448	70,927,481
Total borrowings	46,325,448	80,927,481
Other liabilities	14,255,539	10,920,522
Total liabilities	913,993,911	831,940,100
STOCKHOLDERS’ EQUITY:
Preferred stock, $5 par value, 1,185,300 shares authorized; none issued	—	—
Noncumulative perpetual preferred stock, series B, liquidation value of $20.0 million, $5 par; 800,000 shares authorized; 793,300 shares issued and outstanding at June 30, 2012 and 800,000 shares issued and outstanding at December 31, 2011	3,966,500	4,000,000
Common stock, $5 par value; 20,000,000 shares authorized; issued and outstanding, 6,029,475 shares (includes nonvested shares of 87,550) at June 30, 2012 and 5,999,989 shares (includes nonvested shares of 83,550); at December 31, 2011	29,709,625	29,582,195
Additional paid-in capital	22,727,732	22,475,738
Retained earnings	24,511,879	20,537,960
Accumulated other comprehensive loss	(298,911)	(363,028)
Total Monarch Financial Holdings, Inc. stockholders’ equity	80,616,825	76,232,865
Noncontrolling interests	623,261	613,963
Total equity	81,240,086	76,846,828
Total liabilities and stockholders’ equity	$995,233,997	$908,786,928
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30, 2012		Six months ended June 30, 2012
	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$10,853,754	$9,600,504	$21,734,790	$19,043,714
Interest on investment securities	51,090	49,589	97,321	90,140
Interest on federal funds sold	8,903	12,960	15,162	40,001
Dividends on equity securities	64,974	50,933	102,474	83,448
Interest on other bank accounts	4,898	29	8,446	1,104
Total interest income	10,983,619	9,714,015	21,958,193	19,258,407
Interest expense:
Interest on deposits	1,266,904	1,575,088	2,548,691	3,332,763
Interest on trust preferred subordinated debt	123,425	124,200	246,275	245,700
Interest on borrowings	37,607	19,108	100,114	42,093
Total interest expense	1,427,936	1,718,396	2,895,080	3,620,556
Net interest income	9,555,683	7,995,619	19,063,113	15,637,851
Provision for loan losses	1,484,400	1,099,696	3,415,079	2,101,150
Net interest income after provision for loan losses	8,071,283	6,895,923	15,648,034	13,536,701
Non-interest income:
Mortgage banking income	20,152,078	11,205,023	36,736,289	20,209,260
Service charges and fees	467,565	424,829	881,616	811,149
Other	304,290	293,528	702,036	597,477
Total non-interest income	20,923,933	11,923,380	38,319,941	21,617,886
Non-interest expenses:
Personnel Expense	17,446,585	10,797,293	32,809,304	20,047,797
Loan expense	2,184,323	1,557,105	3,799,454	2,869,586
Occupancy and equipment expenses	1,715,098	1,385,880	3,314,179	2,772,913
Marketing expense	593,526	430,272	1,003,817	704,028
Data processing expense	363,342	278,015	709,332	583,848
Foreclosed property expense (income)	230,902	(37,591)	133,469	5,351
Other expenses	1,972,003	1,650,902	3,618,034	3,204,108
Total non-interest expenses	24,505,779	16,061,876	45,387,589	30,187,631
Income before income taxes	4,489,437	2,757,427	8,580,386	4,966,956
Income tax provision	(1,556,294)	(981,457)	(2,977,835)	(1,680,931)
Net income	2,933,143	1,775,970	5,602,551	3,286,025
Less: Net income attributable to noncontrolling interests	(156,156)	(114,879)	(309,458)	(251,677)
Net income attributable to Monarch Financial Holdings, Inc.	$2,776,987	$1,661,091	$5,293,093	$3,034,348
Preferred stock dividend	(390,000)	(390,000)	(780,000)	(780,000)
Net income available to common stockholders	$2,386,987	$1,271,091	$4,513,093	$2,254,348
Basic net income per share	$0.40	$0.21	$0.75	$0.38
Diluted net income per share	$0.33	$0.19	$0.62	$0.35

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Income	$2,933,143	$1,775,970	$5,602,551	$3,286,025
Other comprehensive income (loss):
Change in unrealized loss on interest rate swap, net of income taxes	27,914	95,251	46,561	(28,740)
Change in unrealized gains on securities available for sale, net of income taxes	14,820	30,426	17,556	10,547
Other comprehensive income	42,734	125,677	64,117	(18,193)
Total comprehensive income	2,975,877	1,901,647	$5,666,668	$3,267,832
Less: Comprehensive income attributable to noncontrolling interests	(156,156)	(114,879)	(309,458)	(251,677)
Comprehensive income attributable to Monarch Financial Holdings, Inc.	$2,819,721	$1,786,768	$5,357,210	$3,016,155

Unrealized gain (loss) on interest rate swap	$42,294	$144,260	$70,546	$(43,545)
Income tax (expense) benefit	(14,380)	(49,009)	(23,985)	14,805
Net unrealized loss on interest rate swap	$27,914	$95,251	$46,561	$(28,740)

Unrealized holding gains on securities available for sale	$22,454	$46,100	$26,600	$15,981
Income tax (expense) benefit	(7,634)	(15,674)	(9,044)	(5,434)
Net unrealized gains on securities available for sale	$14,820	$30,426	$17,556	$10,547

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
 MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(unaudited)

	Common Stock		Additional Paid-In Capital	Preferred Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balance—December 31, 2010	5,969,039	$29,845,195	$22,131,351	$4,000,000	$15,925,106	$(333,247)	$165,092	$71,733,497
Comprehensive income:
Net income for the six months ended June 30, 2011					3,034,348		251,677	3,286,025
Other comprehensive income						(18,193)		(18,193)
Total comprehensive income								3,267,832
Stock-based compensation expense, net of forfeitures and income taxes	(20,700)	(103,500)	242,196					138,696
Cash dividend declared on series B noncumulative perpetual preferred stock (7.8%)					(780,000)			(780,000)
Cash dividend declared on common stock ($0.08 per share)					(477,227)			(477,227)
Contributions from noncontrolling interests							490,000	490,000
Distributions to noncontrolling interests							(264,665)	(264,665)
Balance—June 30, 2011	5,948,339	$29,741,695	$22,373,547	$4,000,000	$17,702,227	$(351,440)	$642,104	$74,108,133
Balance—December 31, 2011	5,916,439	$29,582,195	$22,475,738	$4,000,000	$20,537,960	$(363,028)	$613,963	$76,846,828
Comprehensive income:
Net income for the six months ended June 30, 2012					5,293,093		309,458	5,602,551
Other comprehensive income						64,117		64,117
Total comprehensive income								5,666,668
Stock-based compensation expense, net of forfeitures and income taxes	(23,500)	(117,500)	260,689					143,189
Stock options exercised	28,050	140,250	62,499					202,749
Series B noncumulative perpetual preferred shares converted to common stock, less fractional shares	20,936	104,680	(71,194)	(33,500)				(14)
Cash dividend declared on series B noncumulative perpetual preferred stock (7.8%)					(780,000)			(780,000)
Cash dividend declared on common stock ($0.09 per share)					(539,174)			(539,174)
Distributions to noncontrolling interests							(300,160)	(300,160)
Balance—June 30, 2012	5,941,925	$29,709,625	$22,727,732	$3,966,500	$24,511,879	$(298,911)	$623,261	$81,240,086
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2012	2011
Operating activities:
Net income	$5,602,551	$3,286,025
Adjustments to reconcile to net cash (used in) from operating activities:
Provision for loan losses	3,415,079	2,101,150
Depreciation	962,348	790,182
Accretion of discounts and amortization of premiums, net	7,019	13,272
Deferral of loan costs, net of deferred fees	(78,967)	(30,553)
Amortization of intangible assets	89,286	89,286
Stock-based compensation	143,189	138,696
Appreciation of bank-owned life insurance	(123,231)	(136,840)
Loss from rate lock commitments	—	418,489
Net loss on disposition of property and equipment	4,025	—
Net loss (gain) on sale of other real estate	119,391	(76,083)
Amortization of deferred gain	(81,726)	(81,727)
Changes in:
Loans held for sale	(70,458,625)	59,684,486
Interest receivable	(44,408)	(53,516)
Other assets	(4,128,375)	376,293
Other liabilities	3,478,231	758,409
Net cash (used in) from operating activities	(61,094,213)	67,277,569
Investing activities:
Purchases of available-for-sale securities	(4,178,888)	(77,255,763)
Proceeds from sales and maturities of available-for-sale securities	2,564,905	45,558,792
Proceeds from sale of other real estate	1,649,309	1,833,033
Proceeds from sale of assets	11,000	—
Purchases of premises and equipment	(1,029,458)	(2,787,519)
Purchase of restricted equity securities, net of redemptions	1,535,650	1,517,550
Loan originations, net of principal repayments	(21,806,343)	(33,182,186)
Net cash used in investing activities	(21,253,825)	(64,316,093)
Financing activities:
Net increase in non-interest-bearing deposits	44,665,059	19,526,358
Net increase in interest-bearing deposits	68,655,768	4,977,388
Cash dividends paid on preferred stock	(780,000)	(780,000)
Cash dividends paid on common stock	(539,174)	(477,227)
Net decrease in FHLB advances and federal funds purchased	(39,602,033)	(21,256,170)
Net increase in short term borrowings	5,000,000	—
Contributions from noncontrolling interests	—	490,000
Distributions to noncontrolling interests	(300,160)	(264,665)
Proceeds from issuance of common stock, net of issuance costs	202,749	—
Net cash from (used in) financing activities	77,302,209	2,215,684
CHANGE IN CASH AND CASH EQUIVALENTS	(5,045,829)	5,177,160
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	31,745,584	27,375,747
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,699,755	$32,552,907
SUPPLEMENTAL SCHEDULES AND CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and other borrowings	$2,875,029	$3,673,673
Income taxes	$2,160,000	$815,473
Loans transferred to foreclosed real estate during the year	$413,000	$1,637,492
Unrealized gain on securities available for sale, net	$26,600	$15,981
Unrealized gain (loss) on interest rate swap, net	$70,546	$(43,545)
The accompanying notes are an integral part of the consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly Monarch Financial Holdings, Inc.’s financial position as of June 30, 2012; the consolidated statements of income for the three and six months ended June 30, 2012 and 2011; the consolidated statements of comprehensive income for the three and six months ended June 30, 2012 and 2011; the consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2012 and 2011; and the consolidated statements of cash flows for the six months ended June 30, 2012 and 2011. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. The financial statements include the accounts of Monarch Financial Holdings, Inc. and its subsidiaries, and all significant intercompany accounts and transactions have been eliminated. Operating results for the three and six months period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. Certain prior year amounts have been reclassified to conform to current year presentations.
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

NOTE 2. GENERAL
Monarch Financial Holdings, Inc. (the "Company" "Monarch") is a Virginia-chartered, single bank holding company engaged in business and consumer banking, investment and insurance sales, and mortgage origination and brokerage. The Company was created on June 1, 2006 through a reorganization plan, under the laws of the Commonwealth of Virginia, in which Monarch Bank (the "Bank") became a wholly-owned subsidiary. Monarch Bank was incorporated on May 1, 1998, and opened for business on April 14, 1999. The Company's corporate office and main office are both located in the Greenbrier area of Chesapeake. In addition there are nine other Virginia banking offices – in the Great Bridge area in Chesapeake, the Lynnhaven area, the Town Center area, the Oceanfront area, the Kempsville area, and the Hilltop area in Virginia Beach, the Ghent area and in the downtown area in Norfolk, and the southwest area in Suffolk. In North Carolina our banking division operates as OBX Bank through two offices in Kitty Hawk and Nags Head.
In August 2001, we formed Monarch Investment, LLC, to enable us to offer additional services to our clients. The Bank owns 100% of Monarch Investment, LLC. Monarch Investment, LLC owns a minority interest in Infinex Financial Group (Infinex), a broker-dealer headquartered in Meriden, Connecticut. Monarch Investment, LLC, provides non-deposit investment services under the name of Monarch Investments, through Infinex.
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
In February 2004, we formed Monarch Capital, LLC, for the purpose of engaging in the commercial real estate brokerage business. The Bank owns a 100% of Monarch Capital, LLC.
In May 2007, Monarch expanded banking operations into northeastern North Carolina with the opening of a banking office in the town of Kitty Hawk, under the name of OBX Bank (OBX). We opened a second office in the town of Nags Head in December 2009. OBX Bank, which operates as our division, is led by a local management team and a local advisory board of directors.
In June 2007, we announced the expansion of our mortgage operations through the acquisition of a team of experienced mortgage bankers, and our mortgage division began operating as Monarch Mortgage ("MM"). MM originates and sells conventional, FHA, VA and VHDA residential loans and offers additional mortgage products such as construction-permanent loans for the Bank’s loan portfolio. Monarch Mortgage's primary office is in Virginia Beach with additional offices in Chesapeake, Norfolk, Richmond, Midlothian, Manassas, Fairfax, Fredericksburg, Woodbridge, Alexandria, Oakton and Reston, Virginia, Rockville, Waldorf, Crofton, Dunkirk, Bowie, Towson and Greenbelt, Maryland and Kitty Hawk, Wilmington, Mooresville, Southport and Charlotte, North Carolina, and Greenwood, South Carolina.

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
In March 2010, Monarch Investment, LLC, formed Regional Home Mortgage, LLC, in Chesapeake, Virginia. Monarch Investment, LLC, owns 51% and TREG Funding, LLC owns 49% of the company, which was formed for the primary purpose of providing residential mortgages to clients of TREG Funding, LLC. TREG Funding, LLC is associated with The Real Estate Group, a leading realty firm in Chespeake and Virginia Beach, Virginia.
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

	3 months ended June 30,
	2012	2011
Net income	$2,776,987	$1,661,091
Less: non-cumulative perpetual preferred dividend	(390,000)	(390,000)
Net income available to common shareholders (numerator, basic)	2,386,987	1,271,091
Weighted average shares outstanding - basic (denominator)	5,990,225	5,967,652
Income per common share—basic	$0.40	$0.21
Net income (numerator, diluted)	$2,776,987	1,661,091
Weighted average shares—diluted (denominator)	8,520,985	8,562,757
Income per common share—diluted	$0.33	$0.19
Dilutive effect-average number of common shares	35,213	95,105
Dilutive effect-average number of convertible non-cumulative perpetual preferred, if converted	2,495,547	2,500,000
Dilutive effect-average number of shares	2,530,760	2,595,105

	6 months ended June 30,
	2012	2011
Net income	$5,293,093	$3,034,348
Less: non-cumulative perpetual preferred dividend	(780,000)	(780,000)
Net income available to common shareholders (numerator, basic)	4,513,093	2,254,348
Weighted average shares outstanding - basic (denominator)	5,985,857	5,967,038
Income per common share—basic	$0.75	$0.38
Net income (numerator, diluted)	$5,293,093	3,034,348
Weighted average shares—diluted (denominator)	8,512,068	8,565,699
Income per common share—diluted	$0.62	$0.35
Dilutive effect-average number of common shares	28,439	98,661
Dilutive effect-average number of convertible non-cumulative perpetual preferred, if converted	2,497,772	2,500,000
Dilutive effect-average number of shares	2,526,211	2,598,661

There were no options to purchase common stock excluded from the computation of earnings per common share for the three months ended June 30, 2012. For the six months ended June 30, 2012, average options to purchase 88,361 shares were excluded from the computation of earnings per common share, because they were anti-dilutive. For the three and six months ended June 30, 2011, average options to purchase 112,205 shares of common stock were excluded from the computation of earnings per common share, because they were anti-dilutive.
793,300 shares of Series B noncumulative convertible perpetual preferred stock ("Series B preferred stock"), which are each convertible to 3.125 shares of common stock, are included in the denominator of our diluted earnings per share calculation at the converted value of 2,495,547 and 2,497,772 shares, respectively, for the three and six months ended June 30, 2012. 800,000 shares of Series B preferred stock at the converted value of 2,500,000 shares are included in the denominator of our diluted earnings per share calculation for the three and six months ended June 30, 2011. Additionally, for the three and six months ended June 30, 2012 and 2011, the non-cumulative perpetual preferred dividend paid on our preferred shares has been excluded from the numerator.
On November 30, 2009, we issued and sold 800,000 shares of Series B preferred stock at $25.00 per share in a public offering. Each Series B preferred stock share is convertible at the option of the shareholder to 3.125 shares of common stock (reflects an initial conversion price of $8.00 per share of common stock), subject to some adjustments. The Series B preferred stock also carries a convertible option for the Company which may be exercised if for 20 trading days within any period of 30 consecutive trading days, the closing price of common stock exceeds 130% of the then applicable conversion price (currently $10.40). The Series B preferred stock is also redeemable by the Company, in whole or in part, on or after the third anniversary of the issue date (November 30, 2012) for the liquidation amount of $25.00 per share plus any undeclared and unpaid dividends.
In June 2012, holders of our Series B preferred stock began exercising their option to convert to common stock. The table below summarizes the conversion activity, to date.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares of Preferred Stock Converted to Common Stock	Total Number of Shares of Common Stock After Conversion	Total Number of Preferred Shares Remaining to Convert	Maximum Number of Post Conversion Whole Shares Remaining That May Yet Be Converted
June 1, 2012 - June 30, 2012	6,700	20,936	793,300	2,479,062

NOTE 4. INVESTMENT SECURITIES
Securities available-for-sale consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012
U.S. government agency obligations	$6,554,542	$51,870	$(33,135)	$6,573,277
Mortgage-backed securities	2,210,754	28,042	—	2,238,796
Municipal securities	1,393,978	105,500	(355)	1,499,123
Corporate debt securities	500,000	9,065	—	509,065
	$10,659,274	$194,477	$(33,490)	$10,820,261

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
U.S. government agency obligations	$6,058,680	$48,244	$(1,331)	$6,105,593
Mortgage-backed securities	1,249,269	12,556	(2,977)	1,258,848
Municipal securities	1,244,362	69,555	(3,016)	1,310,901
Corporate debt securities	500,000	11,355	—	511,355
	$9,052,311	$141,710	$(7,324)	$9,186,697
Monarch did not own any held-to-maturity securities at June 30, 2012 or December 31, 2011.
The amortized cost and fair value of securities by contractual maturity date at June 30, 2012 were as follows:

Securities available-for-sale:	Amortized Cost	Fair Value
Due in one year or less	$1,014,937	$1,034,405
Due from one to five years	4,652,388	4,690,005
Due from five to ten years	1,649,673	1,624,018
Due after ten years	3,342,276	3,471,833
Total	$10,659,274	$10,820,261
There are no investments in our securities portfolio that have been in a continuous unrealized loss position for more than 12 months. If we were to have unrealized losses in our securities portfolio for more than 12 months, we have the ability to carry such investments to the final maturity of the instruments. Other-than-temporarily impaired (“OTTI”) guidance for investments state that an impairment is OTTI if any of the following conditions exists: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or, the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). An impaired security identified as OTTI should be separated and losses should be recognized in earnings. Based on this guidance, there were no securities considered OTTI at June 30, 2012 or December 31, 2011 and there were no losses related to OTTI recognized in accumulated other comprehensive income at June 30, 2012 or December 31, 2011.

NOTE 5. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSS
The following table provides a breakdown, by class of our loans held for investment at June 30, 2012 and December 31, 2011.
Loans held for Investment

	June 30, 2012	December 31, 2011
Commercial	$89,157,319	$81,209,758
Real estate
Construction	136,246,924	139,255,002
Residential (1-4 family)	91,719,900	85,750,291
Home equity lines	75,682,672	74,870,706
Multifamily	20,800,225	26,710,732
Commercial	208,816,607	196,198,979
Real estate subtotal	533,266,328	522,785,710
Consumers
Consumer and installment loans	3,899,084	3,548,466
Overdraft protection loans	51,700	58,232
Loans to individuals subtotal	3,950,784	3,606,698
Total gross loans	626,374,431	607,602,166
Unamortized loan costs, net of deferred fees	89,246	10,280
Loans held for investment, net of unearned income	626,463,677	607,612,446
Allowance for loan losses	(10,724,000)	(9,930,000)
Total net loans	$615,739,677	$597,682,446
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
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, we examine current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and normally incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.
Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation or sale of the income producing property securing the loan, or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type. This diversity helps reduce our exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on purpose, collateral, geography, cash flow, loan to value, and risk grade criteria. As a general rule, we avoid financing special purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2012 and December 31, 2011, approximately 55% of the outstanding principal balance of our commercial real estate loans portfolio was secured by owner-occupied properties.
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
We designate loans within our loans held for investment portfolio as either “pass” or “watch list” based on nine numerical risk grades which are assigned to the loans. These numeric designations represent, from best to worst: minimal, modest, average, acceptable, acceptable with care, special mention, substandard, doubtful and loss. Special mention, substandard, doubtful and loss risk grades are watch list. A loan risk graded as loss is generally charged-off when identified. A loan risk graded as doubtful is considered watch list and classified as nonaccrual. There were no loans in our portfolio classified as doubtful or loss at June 30, 2012 or December 31, 2011. Special mention loans and substandard loans are considered watch list risk grades and may or may not be classified as nonaccrual, based on current performance. Watch list graded loans or relationships are evaluated individually to determine if all, or a portion, of our investment in the borrower is at risk. If a risk is quantified, a specific loss allowance is assigned to the identified loan or relationship. We evaluate our investment in the borrower using either the present value of expected future cash flows, discounted at the historical effective interest rate of the loan, or for a collateral-dependent loan, the fair value of the underlying collateral.

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

The following table segregates our portfolio between pass and watch list loans, delineated by segments, within loan type for June 30, 2012 and December 31, 2011.

	June 30, 2012
		Watch List
	Pass	Special Mention	Substandard	Total
Commercial	$83,715,255	$595,944	$4,846,120	$89,157,319
Real estate
Construction	124,927,204	4,417,610	6,902,110	136,246,924
Residential (1-4 family)	83,100,085	2,562,159	6,057,656	91,719,900
Home equity lines	73,097,390	2,204,106	381,176	75,682,672
Multifamily	18,561,231	—	2,238,994	20,800,225
Commercial	203,526,958	1,211,313	4,078,336	208,816,607
Real estate subtotal	503,212,868	10,395,188	19,658,272	533,266,328
Consumers
Consumer and installment loans	3,881,737	—	17,347	3,899,084
Overdraft protection loans	51,700	—	—	51,700
Loans to individuals subtotal	3,933,437	—	17,347	3,950,784
Total gross loans	$590,861,560	$10,991,132	$24,521,739	$626,374,431

	December 31, 2011
		Watch List
	Pass	Special Mention	Substandard	Total
Commercial	$72,166,118	$3,073,611	$5,970,029	$81,209,758
Real estate
Construction	124,747,757	495,479	14,011,766	139,255,002
Residential (1-4 family)	75,240,661	1,259,491	9,250,139	85,750,291
Home equity lines	71,487,540	2,229,059	1,154,107	74,870,706
Multifamily	24,408,006	—	2,302,726	26,710,732
Commercial	187,102,529	1,518,206	7,578,244	196,198,979
Real estate subtotal	482,986,493	5,502,235	34,296,982	522,785,710
Consumers
Consumer and installment loans	3,528,102	—	20,364	3,548,466
Overdraft protection loans	58,232	—	—	58,232
Loans to individuals subtotal	3,586,334	—	20,364	3,606,698
Total gross loans	$558,738,945	$8,575,846	$40,287,375	$607,602,166

An aging of our loan portfolio by class as of June 30, 2012 and December 31, 2011 is as follows:

Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Recorded Investment > 90 days and Accruing	Recorded Investment Nonaccrual Loans
June 30, 2012
Commercial	$74,994	$20,628	$1,297,357	$1,392,979	$87,764,340	$—	$1,297,357
Real estate
Construction	164,350	—	1,313,568	1,477,918	134,769,006	—	1,313,569
Residential (1-4 family)	896,117	384,182	2,171,615	3,451,914	88,267,986	461,302	2,140,088
Home equity lines	366,927	—	—	366,927	75,315,745	—	599,482
Multifamily	—	—	—	—	20,800,225	—	—
Commercial	—	—	229,088	229,088	208,587,519	—	229,088
Real estate subtotal	1,427,394	384,182	3,714,271	5,525,847	527,740,481	461,302	4,282,227
Consumers
Consumer and installment loans	136,477	—	—	136,477	3,762,607	—	17,347
Overdraft protection loans	—	—	—	—	51,700	—	—
Loans to individuals subtotal	136,477	—	—	136,477	3,814,307	—	$17,347
Total gross loans	$1,638,865	$404,810	$5,011,628	$7,055,303	$619,319,128	$461,302	$5,596,931

December 31, 2011
Commercial	$676,519	$21,870	$1,060,983	$1,759,372	$79,450,386	$—	$1,654,635
Real estate
Construction	—	—	128,722	128,722	139,126,280	—	128,723
Residential (1-4 family)	5,692,220	871,229	861,815	7,425,264	78,325,027	138,562	1,327,452
Home equity lines	109,851	102,600	257,450	469,901	74,400,805	—	856,932
Multifamily	—	—	—	—	26,710,732	—	—
Commercial	—	195,074	34,015	229,089	195,969,890	39,018	229,088
Real estate subtotal	5,802,071	1,168,903	1,282,002	8,252,976	514,532,734	177,580	2,542,195
Consumers
Consumer and installment loans	36,469	—	—	36,469	3,511,997	—	20,365
Overdraft protection loans	—	—	—	—	58,232	—	—
Loans to individuals subtotal	36,469	—	—	36,469	3,570,229	—	20,365
Total gross loans	$6,515,059	$1,190,773	$2,342,985	$10,048,817	$597,553,349	$177,580	$4,217,195
The column “recorded investment nonaccrual loans”, in the Age Analysis table above, includes nonaccrual loans totaling $4,974,445 and $3,481,336, and restructured loans on nonaccrual status totaling $622,486 and $735,859, at June 30, 2012 and December 31, 2011, respectively.

     We currently have one commercial loan totaling $622,486 and one residential 1-4 family loan totaling $93,675, classified as troubled debt restructured loans. At June 30, 2012, the residential 1-4 family loan totaling $93,675 is current. We have not restructured any loans in the first half of 2012. The commercial loan was restructured during the fourth quarter of 2011. We have not had any defaults on restructured loans within twelve months of restructuring, during the quarter and six months ended June 30, 2012.
Additional information on restructured loans in our portfolio as of June 30, 2012 is as follows:
Trouble Debt Restructurings

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Quarter Ended June 30, 2012	None	—	—
Troubled Debt Restructurings That Subsequently Defaulted

	Number of Contracts	Recorded Investment
Quarter Ended June 30, 2012	None	—

A summary of the activity in the allowance for loan losses account is as follows:

Allocation of the Allowance for Loan Losses
		Real Estate
June 30, 2012	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for credit losses:
Beginning balance	$1,946,528	$1,426,135	$2,733,263	$1,070,309	$345,770	$2,223,506
Charge-offs	(216,981)	(362,707)	(1,983,971)	(333,929)	—	—
Recoveries	37,917	108,423	92,553	36,012	—	119
Provision	921,680	740,941	669,472	269,476	(47,281)	227,487
Ending balance	$2,689,144	$1,912,792	$1,511,317	$1,041,868	$298,489	$2,451,112
Ending balance
Individually evaluated for impairment	$1,878,878	$649,086	$679,190	$293,878	$119,628	$527,236
Collectively evaluated for impairment	810,266	1,263,706	832,127	747,990	178,861	1,923,876
Financing receivables:
Ending balance	$89,157,319	$136,246,924	$91,719,900	$75,682,672	$20,800,225	$208,816,607
Ending balance: individually evaluated for impairment	4,846,120	10,117,159	5,754,753	1,201,712	2,238,994	4,078,336
Ending balance: collectively evaluated for impairment	84,311,199	126,129,765	85,965,147	74,480,960	18,561,231	204,738,271

	Consumers
	Consumer and Installment loans	Overdraft Protection	Unallocated	Total
Allowance for credit losses:
Beginning balance	$27,099	$4,370	$153,020	$9,930,000
Charge-offs	—	—	—	(2,897,588)
Recoveries	1,485	—	—	276,509
Provision	8,333	(3,384)	628,355	3,415,079
Ending balance	$36,917	$986	$781,375	$10,724,000
Ending balance
Individually evaluated for impairment	$—	$—	$—	$4,147,896
Collectively evaluated for impairment	36,917	986	781,375	6,576,104
Financing receivables:
Ending balance	$3,899,084	$51,700	$—	$626,374,431
Ending balance: individually evaluated for impairment	17,347	—	—	28,254,421
Ending balance: collectively evaluated for impairment	3,881,737	51,700	—	598,120,010

		Real Estate
December 31, 2011	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for credit losses:
Beginning balance	$919,774	$1,931,797	$2,114,094	$2,443,275	$146,923	$1,308,073
Charge-offs	(907,116)	(798,943)	(983,445)	(3,158,030)	—	(276,361)
Recoveries	55,398	65,100	196,478	367,442	—	10
Provision	1,878,472	228,181	1,406,136	1,417,622	198,847	1,191,784
Ending balance	$1,946,528	$1,426,135	$2,733,263	$1,070,309	$345,770	$2,223,506
Ending balance
Individually evaluated for impairment	$1,306,744	$307,429	$2,073,889	$393,003	$131,601	$570,648
Collectively evaluated for impairment	639,784	1,118,706	659,374	677,306	214,169	1,652,858
Financing receivables:
Ending balance	$81,209,758	$139,255,002	$85,750,291	$74,870,706	$26,710,732	$196,198,979
Ending balance: individually evaluated for impairment	6,631,666	14,011,766	9,250,139	1,947,178	2,302,727	7,829,251
Ending balance: collectively evaluated for impairment	74,578,092	125,243,236	76,500,152	72,923,528	24,408,005	188,369,728

	Consumers
	Consumer and Installment loans	Overdraft Protection	Unallocated	Total
Allowance for credit losses:
Beginning balance	$84,384	$466	$89,014	$9,037,800
Charge-offs	(960)	(1,745)	—	(6,126,600)
Recoveries	12,447	2,038	—	698,913
Provision	(68,772)	3,611	64,006	6,319,887
Ending balance	$27,099	$4,370	$153,020	$9,930,000
Ending balance
Individually evaluated for impairment	$—	$—	—	$4,783,314
Collectively evaluated for impairment	27,099	4,370	153,020	5,146,686
Financing receivables:
Ending balance	$3,548,466	$58,232	$—	$607,602,166
Ending balance: individually evaluated for impairment	20,364	—	—	41,993,091
Ending balance: collectively evaluated for impairment	3,528,102	58,232	—	565,609,075
A $1.0 million charge off in the first half of 2012 under residential real estate was a business purpose loan that was secured by liens on residential real estate. The business activity failed and the account was subsequently charged off.
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

The following table sets forth our impaired loans at June 30, 2012 and December 31, 2011.

Impaired Loans
	With No Related Allowance
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
June 30, 2012
Commercial	$2,440,583	$2,440,583	$2,499,805	$87,295
Real estate
Construction	7,821,823	7,821,823	7,681,077	252,277
Residential (1-4 family)	2,409,440	2,409,440	2,433,388	62,036
Home equity lines	682,955	682,955	683,098	18,898
Multifamily	—	—	—	—
Commercial	810,006	855,006	817,024	24,984
Consumers
Consumer and installment loans	17,347	17,347	19,054	1,052
Overdraft protection loans	—	—	—	—
Total	$14,182,154	$14,227,154	$14,133,446	$446,542
December 31, 2011
Commercial	$1,429,128	$1,429,128	$1,490,481	$106,008
Real estate
Construction	12,624,485	12,624,485	13,224,612	846,676
Residential (1-4 family)	3,976,594	3,976,594	4,089,612	246,109
Home equity lines	793,071	793,071	793,189	39,746
Multifamily	824,126	824,126	835,342	64,528
Commercial	3,634,801	5,234,801	3,709,150	313,680
Consumers
Consumer and installment loans	20,364	20,364	23,936	2,386
Overdraft protection loans	—	—	—	—
Total	$23,302,569	$24,902,569	$24,166,322	$1,619,133

	With Related Allowance
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2012
Commercial	$2,405,537	$2,405,537	$1,878,878	$2,437,003	$41,367
Real estate
Construction	2,295,336	2,295,336	649,086	3,143,422	39,895
Residential (1-4 family)	3,345,313	3,345,313	679,190	3,288,900	62,467
Home equity lines	518,758	518,758	293,878	538,768	9,026
Multifamily	2,238,994	2,238,994	119,628	2,245,633	75,700
Commercial	3,268,329	3,268,329	527,236	3,336,427	235,400
Consumers
Consumer and installment loans	—	—	—	—	—
Overdraft protection loans	—	—	—	—	—
Total	$14,072,267	$14,072,267	$4,147,896	$14,990,153	$463,855
December 31, 2011
Commercial	$5,202,538	$5,211,577	$1,306,744	$4,281,663	$263,444
Real estate
Construction	1,387,281	1,387,281	307,429	1,663,625	102,103
Residential (1-4 family)	5,273,545	5,404,545	2,073,889	5,468,953	325,278
Home equity lines	1,154,107	1,361,657	393,003	1,155,515	39,654
Multifamily	1,478,601	1,478,600	131,601	1,492,547	113,044
Commercial	4,194,450	4,194,450	570,648	4,268,709	593,834
Consumers
Consumer and installment loans	—	—	—	—	—
Overdraft protection loans	—	—	—	—	—
Total	$18,690,522	$19,038,110	$4,783,314	$18,331,012	$1,437,357

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

The following table presents our assets and liabilities related to continuing operations, which are measured at fair value on a recurring basis for each of the fair value hierarchy levels, as of June 30, 2012 and December 31, 2011:

	Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Assets at June 30, 2012
Investment securities—available for sale
U.S. government agency obligations	$6,573,277	$—	$6,573,277	$—
Mortgage-backed securities	2,238,796	—	2,238,796	—
Municipal securities	1,499,123	—	1,499,123	—
Corporate debt securities	509,065	—	509,065	—
Loans held for sale	282,013,719	—	282,013,719	—
Derivative financial liability	$613,882	$—	$613,882	$—
Assets at December 31, 2011
Investment securities—available for sale
U.S. government agency obligations	$6,105,593	$—	$6,105,593	$—
Mortgage-backed securities	1,258,848	—	1,258,848	—
Municipal securities	1,310,901	—	1,310,901	—
Corporate debt securities	511,355	—	511,355	—
Loans held for sale	211,555,094	—	211,555,094	—
Derivative financial liability	$684,428	$—	$684,428	$—

The following table provides quantitative disclosures about the fair value measurements of our assets related to continuing operations which are measured at fair value on a nonrecurring basis as of June 30, 2012 and December 31, 2011.

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2012
Real estate owned	$2,013,000	$—	$2,013,000	$—
Restructured and impaired loans	9,924,371	—	9,924,371	—
At December 31, 2011
Real estate owned	$3,368,700	$—	$3,368,700	$—
Restructured and impaired loans	13,907,208	—	13,907,208	—
For the three months ended June 30, 2012, there were no gains or losses to report on sale of other real estate owned. For the six months ended June 30, 2012 there were gains of $99,109 to report on the sale of other real estate owned. For the three and six months ended June 30, 2011, there were losses on the sale of other real estate owned of $76,083 . Gains or losses on sale of other real estate owned are included in foreclosed property expense.
At the time a loan secured by real estate becomes real estate owned we record the property at the lower of its carrying amount or fair value. Upon foreclosure and through liquidation, we evaluate the property’s fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. Valuation adjustments related to other real estate owned totaling $218,500 were recorded in the three and six months ended June 30, 2012. There were no valuation adjustments related to other real estate owned for the three and six months ended June 30, 2011. Adjustments, when necessary, are included in foreclosed property expense.

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
Derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date. Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction. Valuation adjustments may be made to reflect both our credit risk and the counterparties’ credit quality in determining the fair value of the derivative. Level 2 inputs for the valuations are limited to observable market prices for London Interbank Offered Rate (LIBOR) observable market prices for LIBOR swap rates, and three month LIBOR basis spreads at commonly quoted intervals. Our derivative financial liability consists of an interest rate swap that qualifies as a cash flow hedge which had an unrealized loss of $613,882 at June 30, 2012 and $684,428 at December 31, 2011.
Real Estate Owned is carried at fair value less estimated selling costs. Upon foreclosure and through liquidation, we evaluate the property's fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value less selling costs. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance. Fair value is determined through an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data (Level 2). However, if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. Losses of $218,500 due to valuation adjustments have been recorded in the second quarter and six months ended June 30, 2012. We recorded losses of $574,192 due to valuation adjustments on real estate owned within foreclosed property expense in the year ended December 31, 2011.
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
Fair Value of Financial Instruments
The following table presents the carrying amounts and fair value of our financial instruments at June 30, 2012 and December 31, 2011. GAAP defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than through a forced or liquidation sale for purposes of this disclosure. The carrying amounts in the table are included in the balance sheet under the indicated captions.

		Fair Value Measurements at June 30, 2012 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3	Balance
Assets
Cash and cash equivalents	$26,699,755	$26,699,755	$—	$—	$26,699,755
Investment securities available for sale	10,820,261	—	10,820,261	—	10,820,261
Loans held for sale	282,013,719	—	282,013,719	—	282,013,719
Loans held for investment (net)	615,739,677	—	626,568,108	—	626,568,108
Accrued interest receivable	2,068,282	—	2,068,282	—	2,068,282
Restricted equity securities	4,884,850	—	4,884,850	—	4,884,850
Bank owned life insurance	7,069,397	—	7,069,397	—	7,069,397
Liabilities
Deposits	$853,412,924	$—	$849,849,605	$—	$849,849,605
Borrowings	46,325,448	—	46,467,530	—	46,467,530
Accrued interest payable	121,071	—	121,071	—	121,071
Derivative financial liability	613,882	—	613,882	—	613,882

		Fair Value Measurements at December 31, 2011 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3	Balance
Assets
Cash and cash equivalents	$31,745,484	$31,745,484	$—	$—	$31,745,484
Investment securities available for sale	9,186,697	—	9,186,697	—	9,186,697
Loans held for sale	211,555,094	—	211,555,094	—	211,555,094
Loans held for investment (net)	597,682,446	—	607,718,906	—	607,718,906
Accrued interest receivable	2,023,874	—	2,023,874	—	2,023,874
Restricted equity securities	6,420,500	—	6,420,500	—	6,420,500
Bank owned life insurance	6,946,166	—	6,946,166	—	6,946,166
Liabilities
Deposits	$740,092,097	$—	$736,450,654	$—	$736,450,654
Borrowings	80,927,481	—	81,103,891	—	81,103,891
Accrued interest payable	101,020	—	101,020	—	101,020
Derivative financial liability	684,428	—	684,428	—	684,428

NOTE 7. STOCK-BASED COMPENSATION
In May 2006, our stockholders ratified the adoption of a new stock-based compensation plan to succeed the Monarch Bank 1999 Incentive Stock Option Plan. The Monarch Bank 2006 Equity Incentive Plan (“2006EIP”) authorizes the compensation committee to grant options, stock appreciation rights, stock awards, performance stock awards, and stock units to designated directors, officers, key employees, consultants and advisers to the Company and its subsidiaries. The Plan authorizes us to issue up to 630,000 split-adjusted shares of our Common Stock plus the number of shares of our Common Stock outstanding under the 1999 Plan. The Plan also provides that no award may be granted more than 10 years after the May 2006 ratification date.
Since May 2006, we have issued stock awards under the new Plan at a price equal to the stock price on the issue date with vesting periods of up to five years from issue. Total compensation costs are recognized over the service period to vesting.
At June 30, 2012, there were 221,972 options outstanding and exercisable. All options in the plan are fully vested and no additional options were granted in the periods covered. There were 28,050 options exercised in the second quarter and first half of 2012. No options on shares were forfeited in the second quarter of 2012.
Compensation expense related to our restricted stock totaled $115,033 and $143,189, respectively, in the second quarter and first half of 2012. Non-vested shares in restricted stock totaled 239,490 at June 30, 2012. These shares, which typically vest over a 60 month period, have remaining vesting periods of between 6 and 55 months with unrecognized remaining compensation expense of $1,013,970. No shares of restricted stock were issued in the second quarter of 2012. 4,000 shares of restricted stock were issued in the first half of 2012. No shares vested in the second quarter and first half of 2012. Additionally, 1,000 shares and 23,500 shares, respectively, were forfeited in the second quarter and first six months of 2012.
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

Segment information for the three and six months ended June 30, 2012 and 2011 is shown in the following table.

Selected Financial Information

	Commercial and Other Banking	Mortgage Banking Operations	Intersegment Eliminations	Total
Three Months Ended June 30, 2012
Income:
Interest income	$10,799,279	$184,340	$—	$10,983,619
Non-interest income	1,149,174	19,981,592	(206,833)	20,923,933
Total operating income	11,948,453	20,165,932	(206,833)	31,907,552
Expenses:
Interest expense	(1,427,936)	—	—	(1,427,936)
Provision for loan losses	(1,484,400)	—	—	(1,484,400)
Personnel expense	(2,855,710)	(14,590,875)	—	(17,446,585)
Other non-interest expenses	(2,907,431)	(4,358,596)	206,833	(7,059,194)
Total operating expenses	(8,675,477)	(18,949,471)	206,833	(27,418,115)

Income before income taxes	3,272,976	$1,216,461	$—	$4,489,437
Provision for income taxes	(1,134,599)	$(421,695)	$—	$(1,556,294)
Net income	$2,138,377	$794,766	$—	$2,933,143

Three Months Ended June 30, 2011
Income:
Interest income	$9,554,685	$159,330	$—	$9,714,015
Non-interest income	910,198	11,265,774	(252,592)	11,923,380
Total operating income	10,464,883	11,425,104	(252,592)	21,637,395
Expenses:
Interest expense	$(1,718,396)	$—	$—	$(1,718,396)
Provision for loan losses	$(1,099,696)	$—	$—	$(1,099,696)
Personnel expense	$(2,737,534)	$(8,066,948)	$7,189	$(10,797,293)
Other non-interest expenses	$(2,292,343)	$(3,217,643)	$245,403	$(5,264,583)
Total operating expenses	(7,847,969)	(11,284,591)	252,592	(18,879,968)

Income before income taxes	2,616,914	140,513	—	2,757,427
Provision for income taxes	(931,444)	(50,013)	—	(981,457)
Net income	$1,685,470	$90,500	$—	$1,775,970

	Commercial and Other Banking	Mortgage Banking Operations	Intersegment Eliminations	Total
Six Months Ended June 30, 2012
Income:
Interest income	$21,590,421	$367,772	$—	$21,958,193
Non-interest income	2,272,572	36,647,562	(600,193)	38,319,941
Total operating income	23,862,993	37,015,334	(600,193)	60,278,134
Expenses:
Interest expense	(2,895,080)	—	—	(2,895,080)
Provision for loan losses	(3,415,079)	—	—	(3,415,079)
Personnel expense	(5,737,757)	(27,071,547)	—	(32,809,304)
Other non-interest expenses	(5,251,672)	(7,926,806)	600,193	(12,578,285)
Total operating expenses	(17,299,588)	(34,998,353)	600,193	(51,697,748)

Income before income taxes	6,563,405	$2,016,981	$—	$8,580,386
Provision for income taxes	(2,277,839)	$(699,996)	$—	$(2,977,835)
Net income	$4,285,566	$1,316,985	$—	$5,602,551

Six Months Ended June 30, 2011
Income:
Interest income	$18,943,714	$314,693	$—	$19,258,407
Noninterest income	1,775,073	20,137,415	(294,602)	21,617,886
Total operating income	20,718,787	20,452,108	(294,602)	40,876,293
Expenses:
Interest expense	(3,620,556)	—	—	(3,620,556)
Provision for loan losses	(2,101,150)	—	—	(2,101,150)
Personnel expense	(5,406,292)	(14,641,505)	—	(20,047,797)
Other noninterest expenses	(4,445,220)	(5,989,216)	294,602	(10,139,834)
Total operating expenses	(15,573,218)	(20,630,721)	294,602	(35,909,337)

Income (loss) before income taxes	5,145,569	(178,613)	—	4,966,956
(Provision for) benefit from income taxes	(1,741,378)	60,447	—	(1,680,931)
Net income (loss)	$3,404,191	$(118,166)	$—	$3,286,025

Segment Assets
June 30, 2012	$710,956,257	$306,835,119	$(22,557,379)	$995,233,997
December 31, 2011	$700,309,396	$229,286,806	$(20,809,274)	$908,786,928
NOTE 9. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets with indefinite lives are recorded at cost and are reviewed at least annually for impairment based on evidence of certain impairment indicators. Intangible assets with identifiable lives are amortized over their estimated useful lives. The intangible assets have a weighted-average useful life of two years, four months.

Information concerning goodwill and intangible assets is presented in the following table:

	June 30, 2012	December 31, 2011
Amortizable intangible assets	$1,250,000	$1,250,000
Accumulated amortization—intangible assets	(877,975)	(788,689)
Amortizable intangible assets, net	$372,025	$461,311
Goodwill	$775,000	$775,000

Amortization expense for intangible assets totaled $44,643 and $89,286 , respectively, for each of the three and six month periods, ending June 30, 2012 and 2011.

Estimated Amortization Expense:
For the remaining months of the year ended 12/31/12	89,286
For the year ended 12/31/13	178,572
For the year ended 12/31/14	104,167
$372,025
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
Our credit exposure, if any, on the interest rate swap is limited to the net favorable value (net of any collateral pledged) and interest payments of the swap by the counterparty. Conversely, when an interest rate swap is in a liability position we are required to post collateral to PNC which is evaluated monthly and adjusted based on the fair value of the hedge on the last day of the month. The fair value of this swap instrument was a liability of $614 thousand at June 30, 2012 for which our collateral requirement on June 30, 2012, was $650 thousand.
In 2011 we participated in a mandatory delivery program for mortgage loans. Under the mandatory delivery program we committed to deliver a block of loans to an investor at a preset cost prior to the close of such loans. This differs from a best efforts delivery which sets the cost to the investor on a loan by loan basis at the close of the loan. Mandatory delivery creates a higher level of risk for us but is not binding to the client. Our client could decide, at any time between the time of the rate lock and the actual closing on their mortgage loan, not to proceed with the commitment. There is a higher occurrence of this during periods of volatility.
To mitigate this risk, we paired the rate lock commitment with the sale of a notional security bearing similar attributes. At the time the loan was delivered to the investor, matched securities were repurchased. Gains or losses associated with this pairing were recorded in mortgage banking income on our income statement as incurred. Our board approved mandatory delivery policy only allows us to commit $50.0 million to the program at any given time. We utilized the services of Capital Markets Cooperative (CMC) of Ponte Vedra Beach, Florida to help monitor and manage our rate lock activities in this program. In August 2011, we temporarily withdrew from the mandatory delivery program due to market volatility. At June 30, 2012, with continued volatility in the securities market, we were not actively participating in the program. We reported a loss of $59 thousand related to our mandatory delivery program in the second quarter of 2011 and income of $4 thousand during the first half of 2011. We may reenter the program at some future date, when the markets are more favorable.

NOTE 11. SUBSEQUENT EVENT - COMMON STOCK DIVIDEND
On July 19, 2012 we announced that the Board of Monarch Financial Holdings, Inc., had approved the declaration of a quarterly common stock cash dividend. This quarterly dividend is $0.05 per share for common shareholders of record on August 10, 2012. The dividend payment date will be August 31, 2012.

ITEM 2.

MONARCH FINANCIAL HOLDINGS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion supplements and provides information about the major components of the results of operations, financial condition, liquidity and capital resources of the Company. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and supplemental financial data.
We generate a significant amount of our income from the net interest income earned by Monarch Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the average amount of interest-earning assets outstanding during the period and the interest rates thereon. Monarch Bank’s cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of our assets further influences the amount of interest income lost due to non-accrual loans and the amount of additions to the allowance for loan losses.
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
Our critical accounting policies are listed below. A summary of our significant accounting policies is set forth in Item 8, Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2011.
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
Periodically, we participate in a “mandatory” delivery program for mortgage loans. Under the mandatory delivery system, loans with interest rate locks are paired with the sale of a notional security bearing similar attributes. Interim income or loss on the pairing of the loans and securities is recorded in mortgage banking income on our income statement. In addition, at the time the loan is delivered to an investor, matched securities are repurchased and a gain or loss on the pairing is recorded in mortgage banking income on our income statement. Management has elected to limit our exposure to this form of delivery to $50 million in outstanding loans. We were not participating in the mandatory delivery program at June 30, 2012 or December 31, 2011.
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
RESULTS OF OPERATIONS
Net Income
Our consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, after all significant intercompany transactions have been eliminated. Net income attributable to our noncontrolling interests of $156.2 thousand and

$114.9 thousand, respectively, are deducted for the quarters ended June 30, 2012 and 2011, and $309.5 thousand and $251.7 thousand, respectively, are deducted for the first six months of 2012 and 2011, after the income tax provision, to arrive at net income attributable to Monarch Financial Holdings, Inc. The ensuing references and ratios are related to net income attributable to Monarch Financial Holdings, Inc., (hereon referred to as "net income") after net income attributable to noncontrolling interests has been deducted.
Net income for the quarter ended June 30, 2012 was $2.8 million, an increase of $1.1 million or 67.2% over the same quarter in 2011. Basic earnings per share for the second quarter of 2012 and 2011 were $0.40 and $0.21, respectively, while diluted earnings per share were $0.33 and $0.19 for the same periods. Net income for the first half of 2012 was $5.3 million compared to net income of $3.0 million for the same period in 2011, an increase of $2.3 million or 74.4%. For the six months ended June 30, 2012 and 2011 basic earnings per share were $0.75 and $0.38, respectively, while diluted earnings per share were $0.62 and $0.35 for the same periods.
Two important and commonly used measures of profitability are return on assets (net income as a percentage of average total assets) and return on equity (net income as a percentage of average stockholders’ equity). Our annualized return on assets (“ROA”) was 1.18% and 0.87% for the three month periods ended June 30, 2012 and June 30, 2011. For the six month periods ended June 30, 2012 and June 30, 2011 our annualized ROA was 1.14% and 0.79%, respectively. Our annualized return on equity (“ROE”) for the second quarter of 2012 and 2011, respectively, was 14.14% and 9.12%. Our ROE for the first six months of 2012 and 2011 was 13.63% and 8.44%, respectively.
Growth in non-interest income was the primary source of the improvement in our measures of profitability and net income. Increased mortgage activity resulted in higher outstanding volume in our loans held for sale and led to significant growth in non-interest income. Net interest income growth and improved net overhead were also contributing factors. Growth in our loans held for investment and loans held for sale, coupled with lower funding costs improved net interest income. Lower FDIC insurance expense, coupled with controlled growth in salaries and benefits, loan and occupancy expenses were contributing factors to the improvement in overhead.
Net interest income increased $1.6 million, to $9.6 million in the second quarter of 2012, when compared to $8.0 million in the second quarter of 2011. In the first half of 2012 net interest income was $19.1 million compared to $15.6 million in 2011, an increase of $3.5 million or 21.9%. Non-interest income increase $9.0 million in the second quarter of 2012 to $20.9 million, when compared to $11.9 million, one year prior. Non-interest income in the first half of 2012 was $38.3 million, an increase of $16.7 million or 77.3%, over $21.6 million in the first half of 2011. Non-interest expense continued to grow, but at a slower pace in 2012 compared to 2011. In the second quarter of 2012, non-interest expense grew $8.4 million, for a net overhead improvement of $557 thousand over 2011 and in the first six months of 2012, non-interest expense grew $7.1 million, for a net overhead improvement of $1.5 million over 2011.
Our provision for loan losses in the second quarter and first half of 2012 was $1.5 million and $3.4 million compared to $1.1 million and $2.1 million for the same periods in 2011. Net charge offs in both the second quarter of 2012 and 2011 were $1.1 million. Year to date net charge offs were $2.6 million in 2012 compared to $1.7 million in 2011.
Net Interest Income
Net interest income, which is the excess of interest income over interest expense, is a major source of banking revenue. A number of factors influence net interest income, including the interest rates earned on earning assets, and the interest rates paid to obtain funding to support the assets, the average volume of interest-earning assets and interest bearing liabilities, and the mix of interest-earning assets and interest bearing liabilities.
Interest rates have been at a record low since December 2008, when the federal funds rate that is set by the Federal Reserve Bank’s Federal Open Market Committee was reduced to 0.25%. The Wall Street Journal Prime Rate (“WSJ”), which generally moves with the federal funds rate, has been 3.25% since December 2008, as well. With rates low but stable, we believe we have been able to position our balance sheet to respond quickly in the future when rates begin to rise, and thereby buffer the potential impact of those rising rates.
Net interest income was $9.6 million and $19.1 million for the second quarter and first half of 2012, compared to $8.0 million and $15.6 million in 2011. Total interest income was $11.0 million in the second quarter of 2012 compared to $9.7 million in 2011, while total interest expense was $1.4 million compared $1.7 million for the same periods. Total interest income in the first six months of 2012 was $22.0 million compared to $19.3 million in 2011 and total interest expense was $2.9 million compared to $3.6 million for the same periods.
Increased loan volume was the source of the improvement to interest income in both periods, while lower interest rates were the source of improvement to interest expense. Asset yield has declined 47 basis points quarter over quarter, to 5.04%, and liability costs have declined 38 basis points for the same period, to 0.82%, for a 16 basis point improvement, or 4.39% interest margin. Year to date, asset yield has declined 32 basis points to 5.10% and liability costs have declined 39 basis points to 0.84% for a 2 basis point decline in interest margin to 4.43%.
Quarter over quarter, average earning asset volume increased $170 million when comparing 2012 to 2011. Average growth in our loan portfolios is the source of this increase. Our loan portfolio is comprised of two major classifications of loans: loans held for sale and loans held for investment. Average loans held for sale have increased $138 million, quarter over quarter, and average loans held for investment have increased $43.0 million. Year to date average earning asset volume increased $149 million when comparing 2012 to 2011. Year to date average loans held for sale have increased $133 million and average loans held for investment have increased $42 million. Year over year ending balances have also increased. Loans held for sale grew $166 million and loans held for investment grew $38 million in the first half of 2012 compared to 2011.
Loans held for sale, which are residential mortgages originated by our mortgage division and sold to investors, earn interest while on our books but are currently at rates lower than our loans held for investment portfolio. Interest income in the second quarter of 2012 on loans held for sale was $2.3 million, a $1.1 million or 97% increase over second quarter 2011 income of $1.2 million. Interest income on loans held for sale for the first half of 2012 was $4.5 million, a $2.2 million or 96% increase over 2011 income of $2.3 million. The normal holding period for these loans is approximately 35 to 45 days. This portfolio is also subject to greater fluctuations in outstanding balances due to a combination of market demand, economic conditions and the prevailing mortgage rates. Residential mortgage rates have declined when compared to 2011. The second quarter yield on our loans held for sale portfolio was 3.80%, 74 basis points below the second quarter 2011 yield of 4.54%. Year to date, the yield on our loans held for sale portfolio have declined 57 basis points, from 4.41% to 3.84%. These declines in yield have been outpaced by higher production levels in the second quarter and first half of 2012 resulting in the higher income reported.
Loans held for investment are commercial, real estate, and consumer loans originated and maintained on the Bank's books. Interest income on our loans held for investment portfolio for the second quarter of 2012 was $8.6 million, compared to $8.5 million in 2011, a marginal increase. Year to date 2012, interest income on loans held for sale was $17.2 million, a $400 thousand increase over $16.8 million in 2011. The yield on loans held for investment have also declined when compared to prior year. Loans held for investment had a blended yield in the quarter ended June 30, 2012 of 5.70%, 31 basis points below the second quarter 2011 yield of 6.01%. The 2012 year to date yield on this portfolio was 5.76% or 28 basis points below the 2011 yield of 6.04%. Market competition has increased for commercial and some real estate loans, driving loan pricing down. As with our loans held for sale portfolio, growth in loan volume has outpaced the decline in yield to increase interest income. Growth in our loans held for investment portfolio occurred in the commercial and construction real estate portfolio.
Average federal funds sold have declined $5.9 million in the second quarter and $20.4 million in the first six months of 2012 compared to 2011, as we redeployed funds from a low yielding asset to higher yielding loan assets. Average balances in all other categories of interest earning assets have declined slightly in both the second quarter and year to date, when compared to one year prior and have had little impact on changes in interest earnings.
Average interest bearing liabilities outstanding increased $121.0 million in the second quarter and $102.4 million in the first six months of 2012 compared to 2011. Average interest bearing deposits increased $113.3 million and average borrowings increased $7.7 million in the second quarter of 2012. Year over year, average interest bearing deposits increased $88.2 million and average borrowings have increased $14.2 million. Period end interest bearing deposits balances at June 30, 2012 were $674.9 million compared to $613.0 million at June 30, 2011, an increase of 10.0% or $61.9 million. At June 30, 2012, period end borrowings were $46.3 million, an increase of $27.3 million over period end borrowings of $19.0 million one year prior. Pricing on interest bearing deposits, quarter over quarter, and year over year, have declined for all deposit types. Despite this decline, our deposit pricing is market competitive.
Time deposits have shown the greatest decline in pricing. In the second quarter of 2012 time deposits pricing declined 86 basis points to 0.94% when compared to 1.80% in the second quarter of 2011. Time deposits pricing declined 82 basis points, to 0.96% from 1.78%, in the first half of 2012 compared to 2011. Average time deposits outstanding increased $121.4 million in the second quarter and $95.9 million in the first six months of 2012 compared to 2011, while period end time deposits have only increased $29.0 million compared to year end 2011 and $52.7 million compared to June 2011. Time deposits include both bank, or core balances, and brokered deposits. Brokered deposits are utilized to provide funding for our loans held for sale portfolio which, as noted earlier, has shown significant growth on average and at period end. These brokered deposits are available through a program called Certificate of Deposit Account Registry Service® (“CDARS”) and through other markets. We have used CDARS more heavily in 2012 because the program allows us to add deposits to our balance sheet for short periods, typically 28 days, at low rates and without brokerage fees. The shorter maturity of these CDARS deposits are closer to the holding period of our loans available for sale, and provide funding flexibility to mirror demand. Average outstanding brokered deposit balances were $136.7 million for the first half of 2012 compared to $54.7 million in the first half of 2011, an increase of $82.0 million, all of which was in the form of CDARS deposits. Inversely, the average cost of these deposits has declined 93 basis points to 0.59% for the first six months of 2012, from 1.52% for the first six months of 2011. Additionally, high priced core time deposits have been allowed to mature.
Average borrowings increased $7.6 million to $20.4 million in the second quarter of 2012 compared to 2011 and $14.2 million to $27.4 million in the first six months of 2012 compared to 2011. Period end borrowings were $46.3 million, a decline of $34.6 million when compared to $80.9 million at December 31, 2011 and an increase of $27.2 million compared to $19.0 million at June 30, 2011. Borrowing costs declined 133 basis points to 3.18% in the second quarter and 184 basis points to 2.54% in the first six months of 2012 compared to 2011.
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
Our net interest rate spread on a tax-equivalent basis declined 9 basis points to 4.22% for second quarter of 2012, when compared to 4.31% for the same period in 2011. For the first half of 2012 our net interest spread was 4.26%, and increase of 7 basis points over 4.19% for the same period in 2011. Our net interest margin for the second quarter and first six months of 2012 was 4.39% and 4.43%, respectively. This represents a second quarter decline of 16 basis points from 4.55% in 2011 and a six month increase of 2 basis points from 4.41% in 2011.
Bank Owned Life Insurance (BOLI) has been included in interest earning assets. We purchased $6.0 million in BOLI during the fourth quarter of 2005. The income on BOLI is not subject to federal income tax, giving it a tax-effective yield of 5.36% for 2012 compared to 5.65% in 2011.
In July, 2006, we increased capital through the issuance of $10,000,000 in trust preferred securities. These securities are treated as subordinated debt and have been included in borrowings. The cost on trust preferred securities is fixed at 4.86%. In June 2012, we added a short term holding company loan from PNC Bank for $5.0 million. The current term on this line is 6 months and the rate is 2.74%. This line, which qualifies as Tier 1 capital for the Bank, is carried in short term borrowings.
The following tables set forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and the related income, expense and corresponding weighted average yields and costs.

The following is an analysis of net interest income, on a taxable equivalent basis.

NET INTEREST INCOME ANALYSIS

	For Three Months Period Ended June 30, 2012
	Average Balance	Income/ Expense	Yield Rate (1)
ASSETS
Securities, at amortized cost (2)	$10,010,901	$56,130	2.26%
Loans, held for investment, net	606,213,746	8,590,781	5.70%
Loans, held for sale	239,558,131	2,262,973	3.80%
Federal funds sold	14,705,168	8,903	0.24%
Dividend-earning restricted equity securities	5,768,600	64,974	4.53%
Deposits in other banks	1,601,908	4,898	1.23%
Bank owned life insurance (2)	7,037,853	93,786	5.36%
Total earning assets	884,896,307	11,082,445	5.04%
Less: Allowance for loan losses	(10,267,253)
Nonperforming loans	7,120,247
Total non-earning assets	65,310,971
Total assets	$947,060,272
LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$39,702,481	$20,686	0.21%
Regular savings	18,426,781	21,547	0.47%
Money market savings	288,688,439	456,906	0.64%
Time deposits	329,426,304	767,765	0.94%
Total interest-bearing deposits	676,244,005	1,266,904	0.75%
Borrowings	20,366,663	161,032	3.18%
Total interest-bearing liabilities	696,610,668	$1,427,936	0.82%
Non-interest-bearing liabilities
Demand deposits	151,014,140
Other non-interest-bearing liabilities	20,566,318
Total liabilities	868,191,126
Stockholders’ equity	78,969,146
Total liabilities and stockholders’ equity	$947,160,272
Net interest income (2)		$9,654,509
Interest rate spread (2)(3)			4.22%
Net interest margin (2)(4)			4.39%

(1)	Yields are annualized and based on average daily balances.

(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a $36,927 adjustment for 2012.

(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.

(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

NET INTEREST INCOME ANALYSIS (continued)

	For Three Months Period Ended June 30, 2011
	Average Balance	Income/ Expense	Yield Rate (1)
ASSETS
Securities, at amortized cost (2)	$12,354,740	$53,494	1.74%
Loans, held for investment, net	563,682,140	8,450,792	6.01%
Loans, held for sale	101,553,489	1,149,712	4.54%
Federal funds sold	20,596,816	12,960	0.25%
Dividend-earning restricted equity securities	8,015,142	50,933	2.55%
Deposits in other banks	1,099,282	29	0.01%
Bank owned life insurance (2)	7,428,440	104,735	5.66%
Total earning assets	714,730,049	9,822,655	5.51%
Less: Allowance for loan losses	(9,231,300)
Nonperforming loans	6,864,661
Total non-earning assets	55,806,411
Total assets	$768,169,821
LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$30,557,884	$18,146	0.24%
Regular savings	20,483,391	24,935	0.49%
Money market savings	303,749,550	599,036	0.79%
Time deposits	208,067,327	932,971	1.80%
Total interest-bearing deposits	562,858,152	1,575,088	1.12%
Borrowings	12,733,374	143,308	4.51%
Total interest-bearing liabilities	575,591,526	$1,718,396	1.20%
Non-interest-bearing liabilities
Demand deposits	106,527,267
Other non-interest-bearing liabilities	23,012,033
Total liabilities	705,130,826
Stockholders’ equity	63,038,995
Total liabilities and stockholders’ equity	$768,169,821
Net interest income (2)		$8,104,259
Interest rate spread (2)(3)			4.31%
Net interest margin (2)(4)			4.55%

(1)	Yields are annualized and based on average daily balances.

(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a $ 39,515 adjustment for 2011.

(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.

(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

		For Six Months Period Ended June 30, 2012
	Average Balance	Income/ Expense	Yield Rate (1)
ASSETS
Securities, at amortized cost (2)	$9,508,214	$107,378	2.27%
Loans, held for investment, net	600,826,545	17,215,184	5.76%
Loans, held for sale	236,871,457	4,519,606	3.84%
Federal funds sold	12,202,519	15,162	0.25%
Dividend-earning restricted equity securities	6,442,483	102,474	3.20%
Deposits in other banks	1,480,440	8,446	1.15%
Bank owned life insurance (2)	7,007,491	186,714	5.36%
Total earning assets	874,339,149	22,154,964	5.10%
Less: Allowance for loan losses	(9,994,671)
Nonperforming loans	6,481,464
Total non-earning assets	63,296,111
Total assets	$934,122,053
LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$39,519,620	$43,052	0.22%
Regular savings	17,939,750	42,179	0.47%
Money market savings	285,694,974	924,159	0.65%
Time deposits	322,993,452	1,539,301	0.96%
Total interest-bearing deposits	666,147,796	2,548,691	0.77%
Borrowings	27,410,170	346,389	2.54%
Total interest-bearing liabilities	693,557,966	$2,895,080	0.84%
Non-interest-bearing liabilities
Demand deposits	144,321,013
Other non-interest-bearing liabilities	18,133,166
Total liabilities	856,012,145
Stockholders’ equity	78,109,908
Total liabilities and stockholders’ equity	$934,122,053
Net interest income (2)		$19,259,884
Interest rate spread (2)(3)			4.26%
Net interest margin (2)(4)			4.43%

(1)	Yields are annualized and based on average daily balances.

(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a $ 73,540 adjustment for 2012.

(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.

(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

		For Six Months Period Ended June 30, 2011
	Average Balance	Income/ Expense	Yield Rate (1)
ASSETS
Securities, at amortized cost (2)	$10,859,703	$95,168	1.77%
Loans, held for investment, net	559,187,432	16,759,531	6.04%
Loans, held for sale	104,335,500	2,284,183	4.41%
Federal funds sold	32,638,493	40,001	0.25%
Dividend-earning restricted equity securities	8,358,300	83,448	2.01%
Deposits in other banks	2,326,692	1,104	0.10%
Bank owned life insurance (2)	7,394,163	207,333	5.65%
Total earning assets	725,100,283	19,470,768	5.42%
Less: Allowance for loan losses	(9,064,053)
Nonperforming loans	7,218,395
Total non-earning assets	54,951,126
Total assets	$778,205,751
LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$31,197,486	$44,461	0.29%
Regular savings	19,790,952	51,944	0.53%
Money market savings	299,832,525	1,232,868	0.83%
Time deposits	227,133,450	2,003,490	1.78%
Total interest-bearing deposits	577,954,413	3,332,763	1.16%
Borrowings	13,250,354	287,793	4.38%
Total interest-bearing liabilities	591,204,767	$3,620,556	1.23%
Non-interest-bearing liabilities
Demand deposits	101,167,604
Other non-interest-bearing liabilities	23,345,871
Total liabilities	715,718,242
Stockholders’ equity	62,487,509
Total liabilities and stockholders’ equity	$778,205,751
Net interest income (2)		$15,850,212
Interest rate spread (2)(3)			4.19%
Net interest margin (2)(4)			4.41%

(1)	Yields are annualized and based on average daily balances.

(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a $ 75,521 adjustment for 2011.

(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.

(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

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
RECONCILIATION OF NET INTEREST INCOME
TO TAX EQUIVALENT INTEREST INCOME

Non-GAAP	3 Months Ended June 30,
	2012	2011
Interest income:
Total interest income	$10,983,619	$9,714,015
Bank owned life insurance	61,899	69,125
Tax equivalent adjustment (34% tax rate)
Bank owned life insurance	31,887	35,610
Municipal securities	5,040	3,905
Adjusted income on earning assets	11,082,445	9,822,655
Interest expense:
Total interest expense	1,427,936	1,718,396
Net interest income—adjusted	$9,654,509	$8,104,259

Non-GAAP	6 Months Ended June 30,
	2012	2011
Interest income:
Total interest income	$21,958,193	$19,258,407
Bank owned life insurance	123,231	136,840
Tax equivalent adjustment (34% tax rate)
Bank owned life insurance	63,483	70,493
Municipal securities	10,057	5,028
Adjusted income on earning assets	22,154,964	19,470,768
Interest expense:
Total interest expense	2,895,080	3,620,556
Net interest income—adjusted	$19,259,884	$15,850,212

Net interest income increased approximately $1.6 million in the second quarter and $3.5 million in the first half of 2012 compared to 2011. In the second quarter net interest income growth was the result of an increase in interest income of $1.3 million and a decrease in interest expense of $300 thousand. Year to date, interest income has increased $2.7 million and interest expense has declined $725 thousand. Asset growth, primarily in the form of loan volume in both periods presented, coupled with lower rates on our interest bearing liabilities were the source of the changes.
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

RATE / VOLUME ANALYSIS
(in thousands)

	For the Three Months Ended June 30, 2012 vs 2011			For the Six Months Ended June 30, 2012 vs 2011

	Interest Increase (Decrease)	Change Attributable to		Interest Increase (Decrease)	Change Attributable to
		Rate	Volume		Rate	Volume
Interest income
Loans:
Commercial	$343	$(323)	$666	$668	$(633)	$1,301
Real Estate	(180)	(189)	9	(149)	(219)	70
Consumer	(23)	(11)	(12)	(64)	(16)	(48)
Loans held for sale	1,113	(219)	1,332	2,236	(327)	2,563
Total loans	1,253	(742)	1,995	2,691	(1,195)	3,886
Securities:
Federal agencies	(12)	4	(16)	(22)	3	(25)
Mortgage-backed	8	(1)	9	13	(2)	15
Municipal Securities	7	(3)	10	21	(4)	25
Other securities	—	—	—	—	—	—
Total securities	3	—	3	12	(3)	15
Federal funds sold	(4)	—	(4)	(25)	—	(25)
Dividend-earning restricted equity securities	14	31	(17)	19	41	(22)
Deposits in other banks	4	5	(1)	7	7	—
Bank owned life insurance	(10)	(156)	146	(20)	(9)	(11)
Total interest income	$1,260	$(862)	$2,122	$2,684	$(1,159)	$3,843

Interest expense
Deposits:
Demand	$3	(2)	5	$(1)	(11)	10
Money market	(142)	(113)	(29)	(309)	(253)	(56)
Savings	(4)	(2)	(2)	(10)	(5)	(5)
Time	(165)	(566)	401	(464)	(1,123)	659
Total deposits	(308)	(683)	375	(784)	(1,392)	608
Borrowings	18	(51)	69	59	(156)	215
Total interest expense	(290)	(734)	444	(725)	(1,548)	823
Net interest income	$1,550	$(128)	$1,678	$3,409	$389	$3,020
Non-Interest Income
Non-interest income was $20.9 million in the first quarter of 2012, an increase of $9.0 million or 75.5% over the same period in 2011. Non-interest income grew $16.7 million, or 77.3% to $38.3 million in the first six months of 2012 compared to 2011. Mortgage banking income continues to be our primary source of non-interest income. Non-interest income for the second quarter and first six months of 2012 and 2011 is broken out into greater detail in the following table.

NON-INTEREST INCOME

	For the Three Months Ended June 30,
	2012	2011
Mortgage banking income	$20,152,078	$11,205,023
Service charges and fees	467,565	424,829
Title company income	168,622	88,758
Bank owned life insurance income	61,899	69,125
Investment and insurance commissions	16,676	85,305
Loss on sale of assets	(4,025)	—
Other	61,118	50,340
	$20,923,933	$11,923,380

	For the Six Months Ended June 30,
	2012	2011
Mortgage banking income	$36,736,289	$20,209,260
Service charges and fees	881,616	811,149
Title company income	282,880	226,726
Bank owned life insurance income	123,231	136,840
Investment and insurance commissions	31,312	171,705
Loss on sale of assets	(4,025)	—
Other	268,638	62,206
	$38,319,941	$21,617,886

Mortgage banking income represents fees from originating and selling residential mortgage loans as well as commercial mortgages through Monarch Mortgage and our wholly owned commercial mortgage banking subsidiary, Monarch Capital, LLC. In the second quarter of 2012, gross mortgage banking income increased $8.9 million or 79.8% over second quarter in 2011. Year to date 2012, gross mortgage banking income has increased $16.5 million over 2011. The high production trend that began in the first quarter of 2012 has continued into the second quarter as new home buyers and existing home owners are taking advantage of low mortgage rates. Monarch Mortgage closed 2,324 and 4,315 loans in the second quarter and first half of 2012, compared to 1,634 and 2,954 loans for the same respective periods in 2011. In dollars, in the first six months of 2012 Monarch Mortgage has closed $1,153,398,112 compared to $647,035,084, one year prior. Home purchase loans represented 52% of total loans closed. The average closed loan amount remains in the mid to upper $200 thousand range.
Service charges and fees on deposit accounts increased $43 thousand in second quarter of 2012 compared to 2011 and $70 thousand in the first six months of 2012 compared to 2011. The primary components of service charges and fees are non-sufficient fund and overdraft fees and ATM transaction fees. This growth is attributable to deposit growth, year over year. We have an agreement with a third-party vendor to brand ATMs in Food Lion grocery stores in southeast Virginia and northeast North Carolina. In return for supplying the cash for the machines and paying the machines’ cash servicing fees, we receive a portion of the transaction surcharge, and our customers can withdraw cash from the machines without a fee or transaction surcharge. We have 13 ATMs located at our banking center sites. Combined with our third-party vendor relationship, our network includes over 56 active branded ATMs.
Through Monarch Investment, LLC, we own a 75% interest in a title company, Real Estate Security Agency, LLC (RESA), which is being treated as a consolidated entity for accounting purposes. RESA income increased $80 thousand in the second quarter of 2012, but only increased $56 thousand in the first half of 2012 compared to 2011 due to low first quarter production. Higher production levels and company expansion were contributing factors in the second quarter growth.
BOLI is included in the net interest income calculation for yield analysis. We purchased $6.0 million in BOLI during the fourth quarter of 2005. The income from BOLI, which is not subject to tax, decreased $7 thousand quarterly, and $13 thousand year to date, when comparing 2012 to 2011. The tax-effective income earnings were $94 thousand and $187 thousand in the second quarter and first half of 2012 compared to $105 thousand and $207 thousand for the same respective periods in 2011. One policy paid out in the second half of 2011, impacting interest earnings.

Investment and insurance income declined $69 thousand in the quarter and $140 thousand year to date. We have retired or sold four pieces of equipment with an original cost of $82 thousand and net depreciated value of $15 thousand. Proceeds from equipment sales were $11 thousand for a net loss of $4 thousand in the quarter and year to date.
Non-interest Expense
The following table summarizes our non-interest expense for the periods indicated:

NON-INTEREST EXPENSE

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Salaries and employee benefits	$7,093,920	$5,615,748	$13,724,438	$11,014,592
Commissions and incentives	10,352,665	5,181,545	19,084,866	9,033,205
Loan expense	2,184,323	1,557,105	3,799,454	2,869,586
Occupancy expenses, net of rental income	1,138,219	916,741	2,214,667	1,843,743
Furniture and equipment expense	576,879	469,139	1,099,512	929,170
Marketing expense	593,526	430,272	1,003,817	704,028
Data processing services	363,342	278,015	709,332	583,848
Professional fees	253,056	213,528	472,169	382,456
Telephone	236,828	219,523	450,570	371,157
FDIC Insurance	187,132	190,570	368,903	505,904
Stationery and supplies	200,180	199,113	354,099	378,932
Virginia Franchise Tax	143,853	146,213	290,065	273,118
Postage and shipping	146,029	112,933	284,958	225,066
Travel expense	95,497	69,885	167,164	119,892
ATM expense	83,607	64,768	146,590	118,160
Amortization of intangibles	44,643	44,643	89,286	89,286
Insurance expense	47,492	39,620	89,971	70,321
Title expense	25,697	14,608	39,055	34,895
Other real estate expense	18,329	38,492	24,108	81,434
Rental income, other real estate	(5,927)	—	(10,030)	—
Income on sale of other real estate, net	—	(76,083)	(99,109)	(76,083)
Valuation adjustments other real estate	218,500	—	218,500	—
Other	507,989	335,498	865,204	634,921
	$24,505,779	$16,061,876	$45,387,589	$30,187,631
Total non-interest expenses increased $8.4 million or 52.6% in the second quarter and $15.2 million or 50.4% in the first six months of 2012 compared to 2011. Net overhead expense, which is the difference between non-interest income and non-interest expense, declined $557 thousand in the second quarter of 2012 compared to second quarter 2011, to ($3.6) million, a decrease of 13.5%, from ($4.1) million . Year to date 2012 net overhead expense has declined $1.5 million to ($7.1) million from ($8.6) million in the first half of 2011.
Employee compensation; in the form of salaries, benefits, commissions and incentives, represent approximately 72% of non-interest expense in 2012 compared to 66% in 2011. Our full time equivalent employees, at June 30, 2012 totaled 604 compared to 550 in 2011. Salaries and benefits continue to grow, increasing $1.4 million or 26.3% in the second quarter and $2.7 million or 24.6% in the first half of 2012 compared to 2011. Commissions and incentives increased $5.2 million or 99.8% in the quarter and $10.1 million or 111.3% in the first half of 2012. Although new regulations imposed by the Dodd-Frank Act limiting when and how commissions are paid to our mortgage sales team, have resulted in shifts between commission and salaries for some employees, and the 1,361 increase in the number of loans closed in the first half of 2012 compared to 2011 has resulted in increased commission. Further, new compliance requirements and growth related expansion in both our mortgage operations and the Bank’s sales team and branch staff have added to compensation expense, and higher loan origination expense.

We continue to reposition and expand our operations to enable us to better serve our clients. We relocated our downtown Norfolk banking office and commercial offices to the World Trade Center in September 2011 and we opened a new full service branch in Suffolk, Virginia in May 2012. Costs associated with occupancy expense have increased due to Company growth. Marketing expense has increased as a result of an ongoing advertising campaign aimed at gaining greater recognition in the market. As part of our marketing campaign, we sponsored our second annual “Top Flight” award aimed at recognizing small businesses in the first half of 2012.
The following summary identifies, in descending order, non-interest expenses with the most significant quarter-over-quarter increase.

	Increase For the Three Months Ended June 30, 2012		Increase For the Six Months Ended June 30, 2012
	Dollars	Percentage	Dollars	Percentage
Commissions and incentives	$5,171,120	99.8%	$10,051,661	111.3%
Salaries and employee benefits	1,478,172	26.3%	2,709,846	24.6%
Loan expense	627,218	40.3%	929,868	32.4%
Occupancy expense	221,478	24.2%	370,924	20.1%
Marketing expense	163,254	37.9%	299,789	42.6%
One property in other real estate was reevaluated in the second quarter of 2012 and a valuation allowance of $219 thousand was recorded in foreclosed property expense. No properties held in other real estate were sold in the second quarter of 2012 and four properties were sold during the first half of 2012 for a net gain of $99 thousand. Four properties in other real estate were sold during the second quarter of 2011 for a gain of $76 thousand. In the first half of 2011 five properties were sold for a gain of $76 thousand. Expenses related to the maintenance and sale of other real estate totaled $18 thousand in the second quarter and $24 thousand in the first six months of 2012 compared to $38 thousand and $81 thousand, for the same respective periods in 2011. We recorded $6 thousand in rental income from a lease on one of our other real estate properties in the second quarter of 2012 and $10 thousand in rental income year to date. No rental income was recorded on other real estate in the first six months of 2011.
Income Taxes
Our federal income tax provision was $1.5 million in the second quarter and $2.8 million for first half of 2012, compared to $614 thousand and $1.5 million for the same periods in 2011. State income tax provision for the states of Maryland, North Carolina and South Carolina totaled $89 thousand and $195 thousand in the second quarter and first six months of 2012, compared to $67 thousand and $148 thousand for the same respective periods in 2011.
BOLI income, which is not subject to federal income tax, and tax free municipal income totaling $72 thousand and $143 thousand were included in income for the second quarter and first six months of 2012. In the second quarter and first half of 2011 tax exempt income of $77 thousand and $147 thousand, respectively, were included in income. Also included in the first half of 2011 was a deferred tax benefit adjustment of $68 thousand.
After these adjustments, the effective federal tax rate for the second quarter and first half 2012 was 33.1% and 33.0% respectively, compared to 32.8% and 30.1% 2011. The combined federal and state tax rate was 34.7% for the second quarter and first half of 2012 compared to 35.6% for the second quarter and 33.8% for the first six months of 2011.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
GENERAL
Total assets were $995.2 million at June 30, 2012, a $86.4 million or 9.5% increase compared to assets of $908.8 million at December 31, 2011. The primary source of asset growth from December 31, 2011 was our loans held for sale portfolio which increased $70.5 million or 33.3%. Loans held for investment, net, increased $18.1 million or 3.0%. Total cash and cash equivalents declined $5.0 million or 15.9%, restricted equity securities declined $1.5 million or 23.9% and other real estate owned declined $1.4 million or 40.2% over December 31, 2011.
Our loans held for sale portfolio represents mortgage loans that have been closed and are awaiting investor funding. A majority of our mortgage loans are pre-sold and remain on our books for thirty-five to forty-five days. Outstanding balances, which are dependent on the current mortgage market, the timing of closings, and investor turn around, may fluctuate significantly between periods. Year to date production has been very strong, with over $1.1 billion in closed mortgage loans. Given this level of production, outstanding balances have continued to increase between periods.
Commercial loans, commercial real estate, and 1-4 family residential loans have been the source of the majority of growth in our loans held for investment portfolio, increasing a combined $26.5 million. This growth has been partially offset by $8.9 million in net payouts on real estate construction and multifamily loans.
Cash and cash equivalents fluctuate daily based on our liquidity levels and mortgage settlement activity. Interest bearing bank balances were down $10.1 million, compared to December 2011 year end. Restricted equity securities include stock in the Federal Reserve, Federal Home Loan Bank and other bankers' banks. The level of stock we retain is subject to evaluation by the various entities and may result in a periodic increase or decrease in share level. Other real estate owned declined due to the sale of four properties held on December 31, 2011, a valuation reduction to one property and the addition of only one new property. There are currently only three properties in our other real estate loan portfolio.
Total liabilities were $914.0 million at June 30, 2012, an increase of $82.1 million or 9.9% over December 31, 2011 liabilities of $831.9 million. Total deposits, which are our primary liability source, increased $113.3 million or 15.3% to $853.4 million at June 30, 2012 compared to $740.1 million at year-end 2011. Total borrowings declined $34.6 million at June 30, 2012, a 42.8% decrease compared to $80.9 million at December 31, 2011.
Non-interest bearing demand deposits increased $44.7 million, or 33.4% over December 31, 2011 to $178.5 million. Money market deposits increased $37.6 million to $307.4 million at June 30, 2012, compared to $269.8 at year end 2011. Time deposits increased $29.0 million to $306.6 million compared to $277.6 million at December 31, 2011. Savings deposits and interest bearing demand accounts increased marginally, compared to year end 2011.
Our non-interest bearing deposits represent roughly 20.9% and 18.1% of our total deposits at June 30, 2012 and December 31, 2011, respectively. Commercial and small business checking accounts comprise the largest percentage of non-interest bearing demand deposits. At June 30, 2012, commercial and small business checking accounts which represented 81.3% of total non-interest bearing demand had grown $32.5 million, or 28.8% over balances at December 31, 2011. We are primarily a business bank and, as such, have focused our efforts on obtaining company operating accounts, which are demand deposit accounts. Attorney escrow accounts represented 13.5% of non-interest bearing deposits at June 30, 2012 and had increased $8.2 million over December 31, 2011. Escrow accounts ordinarily house real estate funds, which makes them sensitive to the growth within the real estate market. Our focus on the business sector, coupled with the growth in business operating accounts, has resulted in continued growth in demand deposits.
The composition of our interest bearing deposits have remained fairly consistent between June 30, 2012 and the year ended December 31, 2011. Interest bearing demand deposits represent 6.0% to 7.0% of interest bearing deposits. Money market and time deposits ("CDs") represent roughly 90.0% and savings deposits represent roughly 3.0%, of interest bearing deposits.
There has been little change, year to date in interest bearing demand deposits. Recent regulatory changes now allow banks to offer interest bearing demand accounts to all business clients; however, we do not offer such products at this time. Regular savings products offer low interest to personal and business clients who are interested in saving but maintain average balances which are too low or have too frequent withdrawal activity to meet the requirements of a money market account. Savings deposits increased $1.7 million or 9.6%, compared to December 31, 2011.
Money market deposits were $307.3 million at June 30, 2012 and have increased $37.6 million over December 31, 2011. Two brokered money market deposit relationships are included in our money market totals at June 30, 2012 compared to one brokered money market deposit relationship at December 31, 2011. These two accounts totaled $35.2 million at June 30, 2012, an increase of $24.6 million over the outstanding balance of $10.5 million at year end. Excluding these accounts, non-brokered money market balances increased $13.0 million or 5.0%, when compared to December 31, 2011. We are managing money market account growth through pricing of our multi-tiered money market product, while keeping rates attractive and highly competitive in the market. Our current economic environment is still volatile enough to keep many “would be” market investors looking to the safety of insured bank deposits. Money market accounts are the most suitable product for these individuals because rates are higher than demand and savings accounts but they have withdrawal features more flexible than CDs. Therefore, our money market balances may be adversely impacted in the future when the economy is more stable and investors return to the stock market and higher, but riskier, rate alternatives.
Outstanding CDs grew $29.0 million to $306.6 million in the first half of 2012. Included in CDs are brokered CDs which are used along with our brokered money market accounts to fund our loans held for sale portfolio. These brokered CDs, which are typically short term, with maturities of between 4 and 13 weeks, have increased a net $27.7 million in the first six months of 2012. Our loans held for sale portfolio has grown $70.5 million over the same time period. The short term nature of these CDs allow us to respond quickly to funding fluctuations in our loans held for sale portfolio, thereby minimizing their impact on liquidity and funds management. Our remaining CD portfolio has shown only marginal growth, by design. CD shoppers typically expect a combination of higher interest rates and longer balance lock periods. With rates expected to remain low for an extended period, we have focused on relationship pricing for CDs. Non- clients receive lower rates for CDs than existing clients, thereby encouraging relationships which are beneficial to both the Bank and our clients.
Stockholders’ equity was $81.2 million at June 30, 2012, compared to $76.8 million at December 31, 2011. Components of the increase in stockholders’ equity include net income of $5.6 million, decrease in unrealized losses in other comprehensive income of $65 thousand, stock based compensation totaling $143 thousand, exercised stock options of $203 thousand, preferred stock dividend payments of $780 thousand, common stock dividend payments of $539 thousand, and distributions to noncontrolling interests of $300 thousand.
Loans Held for Investment
Our lending activities are our principal source of income. Loans held for investment, net of unearned income, grew $18.9 million or 3.1% in the first half of 2012. Our allowance for loan losses increased $794 thousand and our net charge offs were $1.2 million for the quarter and $2.6 million, year to date.
The following table provides a breakdown, by segment of our loans held for investment at June 30, 2012 and December 31, 2011.
LOANS HELD FOR INVESTMENT

	June 30, 2012	December 31, 2011
Commercial	$89,157,319	$81,209,758
Real estate
Construction	136,246,924	139,255,002
Residential (1-4 family)	91,719,900	85,750,291
Home equity lines	75,682,672	74,870,706
Multifamily	20,800,225	26,710,732
Commercial	208,816,607	196,198,979
Real estate subtotal	533,266,328	522,785,710
Consumers
Consumer and installment loans	3,899,084	3,548,466
Overdraft protection loans	51,700	58,232
Loans to individuals subtotal	3,950,784	3,606,698
Total gross loans	626,374,431	607,602,166
Unamortized loan costs, net of deferred fees	89,246	10,280
Loans held for investment, net of unearned income	626,463,677	607,612,446
Allowance for loan losses	(10,724,000)	(9,930,000)
Total net loans	$615,739,677	$597,682,446
Allowance and Provision for Loan Losses
We have certain lending policies and procedures in place, designed to balance loan growth and income with an acceptable level of risk, which management reviews and approves on a regular basis. Our review process is supported by a series of reports related to loan production, loan quality, credit concentrations, policy exceptions, loan delinquencies and non-performing and potential problem loans. We also utilize diversification in our loan portfolio as a means of managing risk.
Inherent losses in our loan portfolio are supported by our allowance for loan losses. Management is responsible for determining the level of the allowance for loan losses, subject to review by our Board of Directors. Among other factors, we consider our historical loss experience, the size and composition of our loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits including impaired loans and our risk-rating-based loan watch list, and local and national economic conditions. The economy of our trade area is well diversified. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those factors include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate.

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

The commercial loan type includes commercial and industrial loans which are usually secured by the assets being financed or other business assets such as accounts receivable or inventory and normally incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand their business.
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
The consumer loan portfolio includes two classes: consumer and installment loans and overdraft protection loans. These loans, which are in relatively small loan amounts, are spread across many individual borrowers. We utilize analytics to supplement general underwriting. Loans within the consumer type are assigned risk grades and evaluated as a pool, unless specifically identified through delinquency or other signs of credit deterioration, at which time the identified loan is individually evaluated. Additionally, loans that have been specifically identified as a credit risk due to circumstances that may affect the ability of the borrower to repay interest and/or principal are analyzed on an individual basis. Adverse circumstances may include loss of repayment source, deterioration in the estimated value of collateral, elevated trends of delinquencies, and charge-offs.
We evaluate the adequacy of the allowance for loan losses monthly in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. From time to time, events or economic factors may affect the loan portfolio, causing management to provide additional amounts to, or release balances from, the allowance for loan losses. Our allowance for loan losses is sensitive to risk ratings assigned to individually evaluated loans, economic assumptions, and delinquency trends driving statistically modeled reserves.
There are nine numerical risk grades which are assigned to loans. These risk grades are as follows:

“Pass”	“Watch List”
1 Minimal	6 Special mention
2 Modest	7 Substandard
3 Average	8 Doubtful
4 Acceptable	9 Loss
5 Acceptable with care
The following is a breakdown between pass and watch list loans at June 30, 2012 and December 31, 2011. There were no loans risk graded Doubtful (8) or Loss (9) included in our portfolio at June 30, 2012 or December 31, 2011.

PASS AND WATCH LIST LOANS

	June 30, 2012
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$83,715,255	$595,944	$4,846,120	89,157,319	3.90
Real estate
Construction	124,927,204	4,417,610	6,902,110	136,246,924	4.06
Residential (1-4 family)	83,100,085	2,562,159	6,057,656	91,719,900	4.30
Home equity lines	73,097,390	2,204,106	381,176	75,682,672	4.10
Multifamily	18,561,231	—	2,238,994	20,800,225	3.82
Commercial	203,526,958	1,211,313	4,078,336	208,816,607	3.93
Real estate subtotal	503,212,868	10,395,188	19,658,272	533,266,328	4.05
Consumers
Consumer and installment loans	3,881,737	—	17,347	3,899,084	3.90
Overdraft protection loans	51,700	—	—	51,700	4.10
Loans to individuals subtotal	3,933,437	—	17,347	3,950,784	3.91
Total gross loans	$590,861,560	$10,991,132	$24,521,739	626,374,431	4.02

	December 31, 2011
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$72,166,118	$3,073,611	$5,970,029	$81,209,758	4.06
Real estate
Construction	124,747,757	495,479	14,011,766	139,255,002	4.08
Residential (1-4 family)	75,240,661	1,259,491	9,250,139	85,750,291	4.43
Home equity lines	71,487,540	2,229,059	1,154,107	74,870,706	4.12
Multifamily	24,408,006	—	2,302,726	26,710,732	3.82
Commercial	187,102,529	1,518,206	7,578,244	196,198,979	4.06
Real estate subtotal	482,986,493	5,502,235	34,296,982	522,785,710	4.12
Consumers
Consumer and installment loans	3,528,102	—	20,364	3,548,466	3.78
Overdraft protection loans	58,232	—	—	58,232	4.07
Loans to individuals subtotal	3,586,334	—	20,364	3,606,698	3.78
Total gross loans	$558,738,945	$8,575,846	$40,287,375	$607,602,166	4.11
Additional regulatory guidance with regard to the specifications of the special mention (6) risk grade, stipulates that loans with this risk grade be treated as transitory and should not remain special mention for more than one year. We continue to monitor and evaluate loans in our special mention risk grade on a monthly basis.
We do not have any potential problem loans which have not been evaluated and disclosed at June 30, 2012 or December 31, 2011. We evaluate the collectability of both principal and interest when assessing the need for a loss accrual. (For additional discussion on this evaluation refer to Note 1 and Note 3 of our 2011 Annual Report on Form10-K and 10-K/A.)
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
During the second quarter ended June 30, 2012, we recorded $1,484,400 in provision for loan losses compared to $1,099,696 for the same period in 2011. We recorded $3,415,079 in provision for loan losses in the first half of 2012 compared to $2,101,150 in 2011. Based on the current economic environment and the composition of our loan portfolio, the level of our charged-off loans combined with our peer bank loss experience, we considered this provision to be a prudent allocation of funds for our loan loss allowance.
Loans charged off during second quarter and first six months of 2012 totaled $1,403,568 and $2,897,588, respectively compared to $1,537,046 and $2,134,357 for the same periods in 2011. Recoveries totaled $243,168 and $276,509 in the second quarter and first half of 2012 compared to $414,350 and $475,407 for the same periods, respectively, in 2011. The ratio of net charge-offs to average outstanding loans for the second quarter and first half of 2012 was 0.19% and 0.44%, respectively, compared to 0.20% and 0.30% in 2011. A total of $2,205,733 in specific reserves were included in our December 31, 2011 loan loss allowance for loans charged off in the first half of 2012. Specific reserves totaling $733,561 were included in our December 31, 2010 loan loss allowance for loans charged off in the first half of 2011.
In the second quarter of 2012, approximately $850 thousand in loans charged off were related to failed real estate projects, approximately $320 thousand in loans charged off were related to failed business activities, and the remaining $233 thousand were related to residential properties. In the second quarter of 2011, approximately $1.0 in loans charged off were related to failed real estate projects, approximately $29 thousand in loans charged off were related to failed business activities and the remaining $502 thousand were related to residential properties.
In the first half of 2012, approximately $1.1 million in loans charged off were related to failed real estate projects, approximately $1.4 million in loans charged off were related to failed business activities and approximately $380 thousand were related to residential properties. In the first half of 2011, approximately $1.0 million in loans charged off were related to failed real estate projects, $170 thousand were related to failed business activities and the remaining $958 thousand were related to residential properties.
The allowance for loan losses totaled $10,724,000 at June 30, 2012, an increase of $794,000 or 8.0% over December 31, 2011. The ratio of the allowance to loans held for investment, less unearned income, was 1.71% at June 30, 2012, and 1.63% at December 31, 2011. We believe that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in our loan portfolio at June 30, 2012. The allowance to loans ratio is supported by the level of non-performing loans, the seasoning of the loan portfolio, and the experience of the lending staff in the market.

LOAN LOSS ALLOWANCE AND LOSS EXPERIENCE

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Balance, beginning of period	$10,400,000	$9,503,000	$9,930,000	$9,037,800
Loans charged-off
Commercial	(167,095)	(28,720)	(216,981)	(28,720)
Real estate
Construction	(62,707)	(760,320)	(362,707)	(798,943)
Residential (1-4 family)	(983,970)	(125,560)	(1,983,971)	(267,184)
Home equity lines	(189,796)	(622,446)	(333,929)	(1,039,510)
Multifamily	—	—	—	—
Commercial	—	—	—	—
Consumers			—
Consumer and installment loans	—	—	—	—
Overdraft protection loans	—	—	—	—
Loans charged-off total	(1,403,568)	(1,537,046)	(2,897,588)	(2,134,357)
Recoveries
Commercial	27,081	6,410	37,917	10,616
Real estate
Construction	107,855	505	108,423	1,239
Residential (1-4 family)	86,108	141,361	92,553	151,587
Home equity lines	21,314	257,002	36,012	302,358
Multifamily	—	—	—	—
Commercial	119	—	119	—
Consumers
Consumer and installment loans	614	8,014	1,227	8,219
Overdraft protection loans	77	1,058	258	1,388
Loan recoveries total	243,168	414,350	276,509	475,407
Net Charge Offs	(1,160,400)	(1,122,696)	(2,621,079)	(1,658,950)
Provisions charged to operations	1,484,400	1,099,696	3,415,079	2,101,150
Balance, end of period	$10,724,000	$9,480,000	$10,724,000	$9,480,000

A summary of our allowance as of June 30, 2012 and December 31, 2011 by segment is as follows:
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	June 30, 2012
	Amount	Percentage of loans in each category to total loans
Commercial	$2,689,144	14.2%
Real estate
Construction	1,912,792	21.8%
Residential (1-4 family)	1,511,317	14.6%
Home equity lines	1,041,868	12.1%
Multifamily	298,489	3.3%
Commercial	2,451,112	33.4%
Consumers
Consumer and installment loans	36,917	0.6%
Overdraft protection loans	986	—%
Unallocated	781,375	n/a
	$10,724,000	100.0%
Total loans held for investment outstanding *	$626,463,677
Ratio of allowance for loan losses to total loans held for investment	1.71%

	December 31, 2011
	Amount	Percentage of loans in each category to total loans
Commercial	$1,946,528	13.4%
Real estate
Construction	1,426,135	22.9%
Residential (1-4 family)	2,733,263	14.1%
Home equity lines	1,070,309	12.3%
Multifamily	345,770	4.4%
Commercial	2,223,506	32.3%
Consumers
Consumer and installment loans	27,099	0.6%
Overdraft protection loans	4,370	—%
Unallocated	153,020	n/a
	$9,930,000	100.0%
Total loans held for investment outstanding *	$607,612,446
Ratio of allowance for loan losses to total loans held for investment	1.63%

*	Total loans held for investment outstanding includes unamortized loan costs, net of deferred fees of $89,246 at June 30, 2012 and $10,280 at December 31, 2011.

The unallocated portion of the allowance for loan losses increased between December 31, 2011 and June 30, 2012 by approximately $628 thousand. The ratio of allowance for loan losses to total loans held for investment was 1.74% at June 30, 2012 compared to 1.71% at March 31, 2012 and 1.63% at December 31, 2011. With gross charge-offs in the quarter ended June 30, 2012 nearly equal to the provision in the quarter, it is management's belief that, although the unallocated portion has risen, the current reserve level is warranted. The economy is still very fragile and signs of economic stress in the market are still present.

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
Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings. Non-performing assets at June 30, 2012 and December 31, 2011 are presented below.

 NON-PERFORMING ASSETS

	Non-Performing Loans
	Over 90 Days and Accruing	Nonaccrual Loans	Accruing Restructured Loans	Total Non-Performing Loans	Other Real Estate Owned	Total Non-Performing Assets

June 30, 2012
Commercial	$—	$1,297,357	$—	$1,297,357	$—	$1,297,357
Real estate
Construction	—	1,313,569	—	1,313,569	—	1,313,569
Residential (1-4 family)	461,302	2,140,088	93,675	2,695,065	1,600,000	4,295,065
Home equity lines	—	599,482	—	599,482	413,000	1,012,482
Multifamily	—	—	—	—	—	—
Commercial	—	229,088	—	229,088	—	229,088
Consumers
Consumer and installment loans	—	17,347	—	17,347	—	17,347
Overdraft protection loans	—	—	—	—	—	—
Total	$461,302	$5,596,931	$93,675	$6,151,908	$2,013,000	$8,164,908

December 31, 2011
Commercial	$39,018	$1,654,635	$—	$1,693,653	$—	$1,693,653
Real estate
Construction	—	128,723	—	128,723	80,000	208,723
Residential (1-4 family)	138,562	1,327,452	—	1,466,014	3,288,700	4,754,714
Home equity lines	—	856,932	—	856,932	—	856,932
Multifamily	—	—	—	—	—	—
Commercial	—	229,088	—	229,088	—	229,088
Consumers
Consumer and installment loans	—	20,365	—	20,365	—	20,365
Overdraft protection loans	—	—	—	—	—	—
Total	$177,580	$4,217,195	$—	$4,394,775	$3,368,700	$7,763,475

	June 30, 2012	December 31, 2011
Asset Quality Ratios:
Nonperforming loans to period end loans	0.98%	0.72%
Nonperforming assets to period end assets	0.82%	0.85%
Allowance for loan losses to nonperforming loans	174.32%	225.95%
Restructured loans are loans for which it has been determined the borrower will not be able to perform under the original terms of the loan agreement and a concession has been made to those terms that would not otherwise have been considered. If the value of a restructured loan is determined to be less than the recorded investment in the loan, a valuation allowance is created with a corresponding charge-off and any collection of interest and principal are recorded as recoveries to the allowance for loan losses until all charged-off balances are fully recovered. Measurement of the value of a restructured loan is generally based on the present value of expected future cash flows discounted at the loan’s effective interest rate, unless in the case of collateral-dependent loans, the observable market price, or the fair value of the collateral can be readily determined. Restructured loans are reevaluated periodically and additional adjustments to the carrying value may be made. In addition, if it is determined the borrower is unable to perform under the modified terms, further steps, such as a full charge-off or foreclosure may be taken. We did not have any commitments to lend additional funds on restructured loans at June 30, 2012 or December 31, 2011.
TROUBLED DEBT RESTRUCTURING

	Commercial	Residential 1-4 Family	Real Estate Construction	Total

June 30, 2012
Balance beginning of the period	$632,670	$103,189	$—	$735,859
Investment in restructured loans
Additions (payments received) during the period	(10,184)	(9,514)	—	(19,698)
Charge-off during the period	—	—	—	—
Moved to other real estate	—	—	—	—
Valuation allowance for restructured loans included in charged-off loans	—	—	—	—
Additions during the period	—	—	—	—
Restructured loans included in impaired loans end of the period	$622,486	$93,675	$—	$716,161

December 31, 2011
Balance beginning of the period	$182,000	$124,623	$—	$306,623
Investment in restructured loans
Additions (payments received) during the period	632,670	(21,434)	—	611,236
Charge-off during the period	—	—	—	—
Moved to other real estate	(182,000)	—	—	(182,000)
Valuation allowance for restructured loans included in charged-off loans	—	—	—	—
Additions during the period	—	—	—	—
Restructured loans included in impaired loans end of the period	$632,670	$103,189	$—	$735,859

Recoveries of charged-off balance
June 30, 2012	$—	$—	$—	$—
December 31, 2011	$—	$—	$—	$—
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
OTHER REAL ESTATE

	June 30, 2012
	Balance		Number
January 1,	$3,368,700	1,744,700	6
Balance moved into other real estate	413,000	1,744,700	1
	3,781,700		7
Write down of property charged to operations	(218,500)
Payments received after foreclosure	—
Properties sold	(1,550,200)		(4)
Balance June 30, 2012	$2,013,000		3
Gross gains of sale of other real estate	$99,109
Gross losses on sale of other real estate	—
Write down of property charged to operations	(218,500)
Net gain (loss) on other real estate	$(119,391)

	December 31, 2011
	Balance		Number
January 1,	$1,744,700		5
Balance moved into other real estate	5,359,004		15
	7,103,704		20
Write down of property charged to operations	(574,192)
Payments received after foreclosure	—
Properties sold	(3,160,812)		(14)
Balance December 31, 2011	$3,368,700		6
Gross gains of sale of other real estate	$195,533
Gross losses on sale of other real estate	(145,813)
Write down of property charged to operations	(574,192)
Net gain (loss) on other real estate	$(524,472)

Liquidity
Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale of existing assets or the acquisition of additional funds through short-term borrowings. Our liquidity is provided from cash and amounts due from banks, federal funds sold, interest-bearing deposits in other banks, repayments from loans, increases in deposits, lines of credit from the Federal Home Loan Bank and six correspondent banks, and maturing investments. As a result of our management of liquid assets, and our ability to generate liquidity through liability funding, we believe that we maintain overall liquidity sufficient to satisfy our depositors’ requirements and to meet clients’ credit needs. We also take into account any liquidity needs generated by off-balance sheet transactions such as commitments to extend credit, commitments to purchase securities and standby letters of credit.

We monitor and plan our liquidity position for future periods. Liquidity strategies are implemented and monitored by our Asset/Liability Committee (“ALCO”).
Cash, cash equivalents and federal funds sold totaled $26.7 million as of June 30, 2012 compared to $31.7 million as of December 31, 2011. At June 30, 2012, cash, securities classified as available for sale and federal funds sold were $37.5 million or 4.0% of total earning assets, compared to $40.9 million or 3.5% of total earning assets at December 31, 2011.
In the course of operations, due to fluctuations in loan and deposit levels, we occasionally find it necessary to purchase federal funds on a short-term basis. We maintain unsecured federal funds line arrangements with six other banks, which allow us to purchase funds totaling $54.5 million. These lines mature and re-price daily. At June 30, 2012 and December 31, 2011, we had $0 in federal funds purchased.
We have access to the Federal Reserve Bank of Richmond’s discount window should a liquidity crisis occur. We have not used this facility in the past and consider it a backup source of funds.
We are also members of the Promontory Network and have access to a program through their Certificate of Deposit Account Registry Service® (“CDARS”) to use their CDARS One Way BuySM to purchase cost-effective funding without collateralization (and in lieu of generating funds through “traditional” brokered CDs or the Federal Home Loan Bank). These funds are accessed through a weekly auction. The auction typically takes place on Wednesdays, with next day settlement. There are seven maturities available ranging from 4 weeks to 5 years. If we are allotted funds in the auction, we incur no transaction fees or commissions. Although the process to compete for these deposits is different from the process for traditional brokered CDs, they are still considered brokered for Call Report purposes. These funds, which are included in our Jumbo CDs, are subject to discretionary limitations on volume that we normally would impose on traditional brokered deposits. Based on our “well capitalized” status, we are able to draw up to 30% of assets or $298.6 million from this program at June 30, 2012. We had $97.0 million on our balance sheet from this program at June 30, 2012 and $59.0 million at December 31, 2011.
We have lines of credit with the Federal Home Loan Bank of Atlanta (“FHLB”) that can equal up to 30% of our assets. Our primary line of credit (Primary) totaled approximately $57.5 million with $26.2 million available at June 30, 2012. This line is currently reduced by $8.0 million, which has been pledged as collateral for public deposits.
In February 2009, we negotiated an additional line of credit with FHLB which is secured by a portion of our loans held for sale (“LHFS”). We pledge these loans, which have been sold to FHLB approved investors, as collateral. In return, we are allowed to borrow up to 78% of these loans for 120 days. The investor remits the proceeds for the purchased loans directly to FHLB, which then releases the collateral pledged. At June 30, 2012, we had assets pledged totaling $142.1 million with no outstanding advances.
Borrowings outstanding under the combined FHLB lines of credit were $31.3 million at June 30, 2012 and $70.9 million at December 31, 2011. We had the following borrowing advances under our Primary line outstanding as of June 30, 2012 with the following final maturities:

Advance Amount	Expiration Date
$1,325,447	9/28/2015
30,000,000	9/10/2012
$31,325,447
The advance maturing in 2015 is a principal reducing credit that matures on September 28, 2015. Terms include 39 quarterly principal payments of $25 thousand beginning December 2005, with a final payment of $1.0 million in September 2015. We are utilizing this advance to match-fund several long term fixed rate loans. The interest rate for this advance is fixed at 4.96%.
The advance maturing September 10, 2012 is from our daily investment account and carries a variable rate that changes daily. The interest rate on June 30, 2012 was 0.40%.
In June 2012, we obtained a short term, holding company line of credit from PNC Bank of Pittsburgh, PA in the amount $5.0 million, which expires June 7, 2013. The terms of this line allows for Monarch to choose between two interest rate options with each advance; 1.) Base Rate Option (Base Rate plus 100 basis points) or 2.) London Interbank Offering Rate ('LIBOR")(LIBOR plus 200 basis points). The Base Rate is defined as the highest of (A) the Prime Rate, and (B) the sum of the Federal Funds Open Rate plus 50 basis points, and (C) the sum of the Daily LIBOR rate plus 100 basis points. On June 19, 2012, we borrowed $5.0 million from the line for six months, using interest rate option 2 (LIBOR plus 200 basis points) which was a rate of 2.74%, and matures December 19, 2012. There are no prepayment penalties associated with this line. The line is held at the holding company level and was used as a capital infusion into the Bank which qualifies as Tier 1 capital for the Bank.

We have no material commitments or long-term debt for capital expenditures at the report date. The only long-term debt is for funding loans.
Off-Balance Sheet Arrangements
We enter into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions recognized as of June 30, 2012 and December 31, 2011 were a line of credit to secure public funds and commitments to extend credit and standby letters of credit issued to customers. The line of credit to secure public funds was from the Federal Home Loan Bank for $8 million at June 30, 2012 and December 31, 2011.
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
Commitments to extend credit, amounted to $266.6 million at June 30, 2012 and $346.9 million at December 31, 2011, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
We did not have any outstanding commitments to purchase securities on June 30, 2012 or December 31, 2011.
Standby letters of credit are conditional commitments we issue guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. We had $17.5 million in outstanding standby letters of credit at June 30, 2012 and $16.3 million at December 31, 2011.
We have thirty-five non-cancellable leases for premises. The original lease terms are from one to fifty years and have various renewal and option dates.
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
The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the Bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. At June 30, 2012, the amount available was approximately $12.2 million. We currently pay a quarterly dividend on our series B noncumulative, perpetual preferred stock of 7.8%, or $0.4875 per share per quarter. We paid our first common stock dividend in 2010. We began paying quarterly dividends on our common stock in the first quarter of 2012. We paid semi-annual dividends on our common stock in 2011. Below is a table of our dividend history.
In June 2012, we received approval from the Securities and Exchange Commission to begin a Dividend Reinvestment Program ("DRP"). The DRP, which is available to existing shareholders, allows for dividends to be reinvested in Monarch stock. In addition, shareholders may purchase additional shares on a quarterly basis.

COMMON STOCK DIVIDENDS

Payment Date	Per Share Dividend	Total Dividend
2012
February 28, 2012	$0.04	$240,000
May 31, 2012	$0.05	$299,174
2011
June 22, 2011	$0.08	$477,227
November 30, 2011	$0.08	$475,531
Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2012, the Bank meets all capital adequacy requirements to which it is subject.
As of June 30, 2012, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. The Bank’s actual capital amounts and ratios are also presented in the table as of June 30, 2012 and December 31, 2011.

RISK BASED CAPITAL

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
	(Dollars in Thousands)
As of June 30, 2012
Total Risk-Based Capital Ratio
Consolidated company	$100,037	12.17	$65,760	8.00%	N/A	N/A
Bank	$105,027	12.79%	$65,693	8.00%	$82,116	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated company	$89,765	10.92	$32,881	4.00%	N/A	N/A
Bank	$94,755	11.54%	$32,844	4.00%	$49,266	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated company	$89,765	9.55	$37,598	4.00%	N/A	N/A
Bank	$94,755	10.08%	$37,601	4.00%	$47,001	5.00%
(Tier 1 Capital to Average Assets)
As of December 31, 2011
Total Risk-Based Capital Ratio
Consolidated company	$94,918	12.42%	$61,144	8.00%	N/A	N/A
Bank	$91,374	11.97%	$61,052	8.00%	$76,315	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated company	$85,360	11.17%	$30,572	4.00%	N/A	N/A
Bank	$81,826	10.72%	$30,526	4.00%	$45,789	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated company	$85,360	9.88%	$34,543	4.00%	N/A	N/A
Bank	$81,826	9.48%	$34,543	4.00%	$43,178	5.00%
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
MONARCH FINANCIAL HOLDINGS, INC.

/s/ Brad E. Schwartz	Date: August 13, 2012
Brad E. Schwartz Chief Executive Officer
/s/ Lynette P. Harris.	Date: August 13, 2012
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

Date: August 13, 2012                    /s/ Brad E. Schwartz _______________
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

Date: August 13, 2012                    /s/ Lynette P. Harris. ___________________
Lynette P. Harris
Executive Vice President & Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Monarch Financial Holdings, Inc. (the "Company") for the period ending June 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on their knowledge and belief:
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

Date: August 13, 2012