Form 10-Q
period 2012-09-30
Monarch Financial Holdings, Inc.
filed 2012-11-09
CIK 1364856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐  No  ☒
The number of shares of common stock outstanding as of November 6, 2012 was 7,911,585.

MONARCH FINANCIAL HOLDINGS, INC.
FORM 10-Q
September 30, 2012

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CONDITION

	Unaudited
	September 30, 2012	December 31, 2011
ASSETS:
Cash and due from banks	$26,035,313	$20,090,991
Interest bearing bank balances	640,847	10,188,033
Federal funds sold	8,191,562	1,466,560
Total cash and cash equivalents	34,867,722	31,745,584
Investment securities available-for-sale, at fair value	10,327,882	9,186,697
Loans held for sale	382,094,620	211,555,094
Loans held for investment, net of unearned income	627,256,283	607,612,446
Less: allowance for loan losses	(10,890,000)	(9,930,000)
Loans, net	616,366,283	597,682,446
Property and equipment, net	23,448,852	23,093,883
Restricted equity securities	8,346,000	6,420,500
Bank owned life insurance	7,132,558	6,946,166
Goodwill	775,000	775,000
Intangible assets, net	327,382	461,311
Other real estate owned, net of valuation allowance	1,250,000	3,368,700
Other assets	25,476,556	17,551,547
Total assets	$1,110,412,855	$908,786,928
LIABILITIES:
Deposits:
Demand deposits—non-interest bearing	$182,079,851	$133,855,101
Demand deposits—interest bearing	40,864,826	40,930,378
Savings deposits	21,531,035	17,915,622
Money market deposits	313,984,932	269,749,851
Time deposits	329,246,178	277,641,145
Total deposits	887,706,822	740,092,097
Borrowings:
Short term borrowings	5,000,000	—
Trust preferred subordinated debt	10,000,000	10,000,000
Federal Home Loan Bank advances	105,027,228	70,927,481
Total borrowings	120,027,228	80,927,481
Other liabilities	17,148,048	10,920,522
Total liabilities	1,024,882,098	831,940,100
STOCKHOLDERS’ EQUITY:
Preferred stock, $5 par value, 1,185,300 shares authorized; none issued	—	—
Noncumulative perpetual preferred stock, series B, liquidation value of $20.0 million, $5 par; 800,000 shares authorized; 788,900 shares issued and outstanding at September 30, 2012 and 800,000 shares issued and outstanding at December 31, 2011	3,944,500	4,000,000
Common stock, $5 par value; 20,000,000 shares authorized; issued and outstanding, 7,251,869 shares (includes nonvested shares of 105,060) at September 30, 2012 and 7,199,986 shares (includes nonvested shares of 100,260); at December 31, 2011 - split adjusted	35,734,045	35,498,630
Additional paid-in capital	16,868,361	16,559,303
Retained earnings	27,586,387	20,537,960
Accumulated other comprehensive loss	(217,853)	(363,028)
Total Monarch Financial Holdings, Inc. stockholders’ equity	83,915,440	76,232,865
Non-controlling interests	1,615,317	613,963
Total equity	85,530,757	76,846,828
Total liabilities and stockholders’ equity	$1,110,412,855	$908,786,928

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$11,719,849	$10,093,295	$33,454,639	$29,137,009
Interest on investment securities	52,670	49,263	149,991	139,403
Interest on federal funds sold	3,973	10,598	19,135	50,599
Dividends on equity securities	38,500	37,499	140,974	120,947
Interest on other bank accounts	4,713	1,624	13,159	2,728
Total interest income	11,819,705	10,192,279	33,777,898	29,450,686
Interest expense:
Interest on deposits	1,207,004	1,541,184	3,755,695	4,873,947
Interest on trust preferred subordinated debt	123,422	124,200	369,697	369,900
Interest on borrowings	99,723	25,666	199,837	67,759
Total interest expense	1,430,149	1,691,050	4,325,229	5,311,606
Net interest income	10,389,556	8,501,229	29,452,669	24,139,080
Provision for loan losses	898,598	1,738,821	4,313,677	3,839,971
Net interest income after provision for loan losses	9,490,958	6,762,408	25,138,992	20,299,109
Non-interest income:
Mortgage banking income	25,651,606	15,014,519	62,387,895	35,223,779
Service charges and fees	458,572	401,035	1,340,188	1,212,184
Other	450,951	788,082	1,152,987	1,385,559
Total non-interest income	26,561,129	16,203,636	64,881,070	37,821,522
Non-interest expenses:
Personnel Expense	22,446,132	13,649,143	55,255,436	33,696,940
Loan expense	2,226,109	1,730,472	6,025,563	4,568,811
Occupancy and equipment expenses	1,827,114	1,492,494	5,141,293	4,265,407
Marketing expense	632,996	413,842	1,636,813	1,117,870
Data processing expense	360,284	305,063	1,069,616	888,911
Foreclosed property expense (income)	324,177	255,391	457,646	291,989
Other expenses	1,993,176	1,925,007	5,611,210	5,129,115
Total non-interest expenses	29,809,988	19,771,412	75,197,577	49,959,043
Income before income taxes	6,242,099	3,194,632	14,822,485	8,161,588
Income tax provision	(2,111,207)	(969,166)	(5,089,042)	(2,650,097)
Net income	4,130,892	2,225,466	9,733,443	5,511,491
Less: Net income attributable to non-controlling interests	(367,489)	(88,236)	(676,947)	(339,913)
Net income attributable to Monarch Financial Holdings, Inc.	$3,763,403	$2,137,230	$9,056,496	$5,171,578
Preferred stock dividend	(386,734)	(390,000)	(1,166,734)	(1,170,000)
Net income available to common stockholders	$3,376,669	$1,747,230	$7,889,762	$4,001,578
Basic net income per share (1)	$0.47	$0.24	$1.09	$0.56
Diluted net income per share (1)	$0.37	$0.21	$0.89	$0.50
(1) Restated to include 6 for 5 stock split declared October 18, 2012

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net Income	$4,130,892	$2,225,466	$9,733,443	$5,511,491
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap, net of income taxes	18,118	60,645	64,679	(89,385)
Unrealized gains on securities available for sale, net of income taxes	62,940	10,830	80,496	21,377
Other comprehensive income (loss)	81,058	71,475	145,175	(68,008)
Total comprehensive income	4,211,950	2,296,941	$9,878,618	$5,443,483
Less: Comprehensive income attributable to non-controlling interests	(367,489)	(88,236)	(676,947)	(339,913)
Comprehensive income attributable to Monarch Financial Holdings, Inc.	$3,844,461	$2,208,705	$9,201,671	$5,103,570

Unrealized gain (loss) on interest rate swap	$27,451	$103,538	$97,997	$(147,083)
Income tax (expense) benefit	(9,333)	(42,893)	(33,318)	57,698
Net unrealized gain (loss) on interest rate swap	$18,118	$60,645	$64,679	$(89,385)

Unrealized holding gains on securities available for sale	$95,363	$16,409	$121,963	$32,390
Income tax expense	(32,423)	(5,579)	(41,467)	(11,013)
Net unrealized gains on securities available for sale	$62,940	$10,830	$80,496	$21,377

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
 MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock		Additional Paid-In Capital	Preferred Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
	Shares	Amount
Balance—December 31, 2010 (1)	7,162,846	$35,814,230	$16,162,316	$4,000,000	$15,925,106	$(333,247)	$165,092	$71,733,497
Comprehensive income:
Net income for the nine months ended September 30, 2011					5,171,578		339,913	5,511,491
Other comprehensive income						(68,008)		(68,008)
Total comprehensive income								5,443,483
Stock-based compensation expense, net of forfeitures and income taxes	(25,440)	(127,200)	347,791					220,591
Cash dividend declared on series B noncumulative perpetual preferred stock (7.8%)					(1,170,000)			(1,170,000)
Cash dividend declared on common stock ($0.08 per share)					(477,227)			(477,227)
Common stock repurchases	(2,040)	(10,200)	(1,081)					(11,281)
Contributions from non-controlling interests							490,000	490,000
Distributions to non-controlling interests							(381,408)	(381,408)
Balance—September 30, 2011	7,135,366	$35,676,830	$16,509,026	$4,000,000	$19,449,457	$(401,255)	$613,597	$75,847,655
Balance—December 31, 2011 (1)	7,099,726	$35,498,630	$16,559,303	$4,000,000	$20,537,960	$(363,028)	$613,963	$76,846,828
Comprehensive income:
Net income for the nine months ended September 30, 2012					9,056,496		676,947	9,733,443
Other comprehensive income						145,175		145,175
Total comprehensive income								9,878,618
Stock-based compensation expense, net of forfeitures and income taxes	(28,200)	(141,000)	403,610					262,610
Stock options exercised, including tax benefit for exercise of options	33,660	168,300	58,077					226,377
Series B noncumulative perpetual preferred shares converted to common stock, less fractional shares	41,623	208,115	(152,629)	(55,500)				(14)
Cash dividend declared on series B noncumulative perpetual preferred stock (7.8%)					(1,166,734)			(1,166,734)
Cash dividend declared on common stock ($0.14 per share)					(841,335)			(841,335)
Contributions from non-controlling interests							980,000	980,000
Distributions to non-controlling interests							(655,593)	(655,593)
Balance—September 30, 2012	7,146,809	$35,734,045	$16,868,361	$3,944,500	$27,586,387	$(217,853)	$1,615,317	$85,530,757
(1) All shares have been split adjusted to reflect the 6 for 5 stock split declared October 18, 2012
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2012	2011
Operating activities:
Net income	$9,733,443	$5,511,491
Adjustments to reconcile to net cash (used in) provided by operating activities:
Provision for loan losses	4,313,677	3,839,971
Depreciation	1,442,432	1,239,195
Accretion of discounts and amortization of premiums, net	12,185	19,410
Deferral of loan costs, net of deferred fees	(129,246)	46,800
Amortization of intangible assets	133,929	133,929
Stock-based compensation	262,610	220,591
Appreciation of bank-owned life insurance	(186,392)	(207,403)
Loss from rate lock commitments	—	377,540
Net loss on disposition of property and equipment	9,961	(19,892)
Net loss on sale of other real estate	411,875	97,874
Amortization of deferred gain	(122,588)	(122,590)
Changes in:
Loans held for sale	(170,539,526)	16,811,222
Interest receivable	73,795	58,304
Other assets	(7,976,929)	(1,404,066)
Other liabilities	6,406,630	3,143,097
Net cash (used in) provided by operating activities	(156,154,144)	29,745,473
Investing activities:
Purchases of available-for-sale securities	(4,178,888)	(77,255,763)
Proceeds from sales and maturities of available-for-sale securities	3,147,481	86,092,015
Proceeds from sale of other real estate	2,182,825	3,098,192
Proceeds from sale of assets	29,300	20,200
Proceeds from bank owned life insurance	—	1,077,632
Reduction in bank owned life insurance	—	(656,622)
Purchases of premises and equipment	(1,868,227)	(3,523,530)
Purchase of restricted equity securities, net of redemptions	(1,925,500)	2,515,150
Loan originations, net of principal repayments	(23,344,268)	(43,548,552)
Net cash used in investing activities	(25,957,277)	(32,181,278)
Financing activities:
Net increase in non-interest-bearing deposits	48,224,750	27,826,427
Net increase (decrease) in interest-bearing deposits	99,389,975	(15,936,081)
Cash dividends paid on preferred stock	(1,166,734)	(1,170,000)
Cash dividends paid on common stock	(841,335)	(477,227)
Net increase (decrease) in FHLB advances and federal funds purchased	34,099,747	(5,881,781)
Net increase in short term borrowings	5,000,000	—
Contributions from non-controlling interests	980,000	490,000
Distributions to non-controlling interests	(655,593)	(381,408)
Redemption of stock warrants	—	—
Proceeds from issuance of common stock, net of issuance costs	202,749	—
Repurchase of common stock, net of repurchase costs	—	(11,281)
Net cash from financing activities	185,233,559	4,458,649
CHANGE IN CASH AND CASH EQUIVALENTS	3,122,138	2,022,844
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	31,745,584	27,375,747
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,867,722	$29,398,591
SUPPLEMENTAL SCHEDULES AND CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and other borrowings	$4,193,326	$5,355,448
Income taxes	$4,580,300	$1,408,372
Loans transferred to foreclosed real estate during the year	$476,000	$3,459,892
Loans to facilitate sale of real estate	$—	$—
Unrealized gain on securities available for sale, net	$121,963	$32,390
Unrealized gain (loss) on interest rate swap, net	$97,997	$(147,083)
The accompanying notes are an integral part of the consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly Monarch Financial Holdings, Inc.’s financial position as of September 30, 2012; the consolidated statements of income for the three and nine months ended September 30, 2012 and 2011; the consolidated statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011; the consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2012 and 2011; and the consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. The financial statements include the accounts of Monarch Financial Holdings, Inc. and its subsidiaries, and all significant inter-company accounts and transactions have been eliminated. Operating results for the three and nine months period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. Certain prior year amounts have been reclassified to conform to current year presentations.
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

In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments in this ASU apply to all entities that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. The amendments in this ASU provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset's fair value when testing an indefinite-lived intangible asset for impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We do not expect the adoption of ASU 2012-02 to have a material impact on our consolidated financial statements.

In October 2012, the FASB issued ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.” The amendments in this ASU clarify the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. In addition, the amendments should resolve current diversity in practice on the subsequent measurement of these types of indemnification assets. The amendments are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. We do not expect the adoption of ASU 2012-06 to have a material impact on our consolidated financial statements.
NOTE 2. GENERAL
Monarch Financial Holdings, Inc. (the "Company" "Monarch") is a Virginia-chartered, single bank holding company engaged in business and consumer banking, investment and insurance sales, and mortgage origination and brokerage. The Company was created on June 1, 2006 through a reorganization plan, under the laws of the Commonwealth of Virginia, in which Monarch Bank (the "Bank") became a wholly-owned subsidiary. Monarch Bank was incorporated on May 1, 1998, and opened for business on April 14, 1999. The Company's corporate office and main office are both located in the Greenbrier area of Chesapeake. In addition there are ten other Virginia banking offices – in the Great Bridge area in Chesapeake, the Lynnhaven area, the Town Center area, the Oceanfront area, the Kempsville area, and the Hilltop area in Virginia Beach, the Ghent area and in the downtown area in Norfolk, the southwest area in Suffolk, and the New Town area in Williamsburg. In North Carolina our banking division operates as OBX Bank through two offices in Kitty Hawk and Nags Head.
In August 2001, we formed Monarch Investment, LLC, to enable us to offer additional services to our clients. The Bank owns 100% of Monarch Investment, LLC. Monarch Investment, LLC owns a minority interest in Infinex Financial Group (Infinex), a broker-dealer headquartered in Meriden, Connecticut. In August 2012, Monarch Investment, LLC discontinued use of Infinex.

In August 2012, the Company formed an affiliation with Raymond James Financial Services, Inc., a broker-dealer headquartered in St. Petersburg, Florida, and launched Monarch Private Wealth ("MPW"). MPW is a division of Monarch Bank that offers private banking to high net worth individuals. In addition, through its affiliation with Raymond James Financial Services, Inc., MPW is able to offer these same individuals financial planning, trust and investment services. Monarch Investment, LLC, continues to provide non-deposit investment services under the name of Monarch Investments.
In January 2003, Monarch Investment, LLC, purchased a non-controlling interest in Bankers Insurance, LLC, in a joint venture with the Virginia Bankers Association and many other community banks. Bankers Insurance, LLC, is a full service property/casualty and life/health agency that ranks as one of the largest agencies in Virginia. Bankers Insurance, LLC, provides insurance to our customers and to the general public.
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
In March 2010, Monarch Investment, LLC, formed Regional Home Mortgage, LLC, in Chesapeake, Virginia. Monarch Investment, LLC, owns 51% and TREG Funding, LLC owns 49% of the company, which was formed for the primary purpose of providing residential mortgages to clients of TREG Funding, LLC. TREG Funding, LLC is associated with The Real Estate Group, a leading realty firm in Chesapeake and Virginia Beach, Virginia.
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

	For the Three Months Ended September 30,
	2012	2011
Net income	$3,763,403	$2,137,230
Less: non-cumulative perpetual preferred dividend	(386,734)	(390,000)
Net income available to common shareholders (numerator, basic)	3,376,669	1,747,230
Weighted average shares outstanding - basic (denominator)	7,251,870	7,144,496
Income per common share—basic	$0.47	$0.24
Net income (numerator, diluted)	$3,763,403	2,137,230
Weighted average shares—diluted (denominator)	10,255,285	10,388,676
Income per common share—diluted	$0.37	$0.21
Dilutive effect-average number of common shares	45,040	244,180
Dilutive effect-average number of convertible non-cumulative perpetual preferred, if converted	2,958,375	3,000,000
Dilutive effect-average number of shares	3,003,415	3,244,180

	For the Nine Months Ended September 30,
	2012	2011
Net income	$9,056,496	$5,171,578
Less: non-cumulative perpetual preferred dividend	(1,166,734)	(1,170,000)
Net income available to common shareholders (numerator, basic)	7,889,762	4,001,578
Weighted average shares outstanding - basic (denominator)	7,206,129	7,155,071
Income per common share—basic	$1.09	$0.56
Net income (numerator, diluted)	$9,056,496	5,171,578
Weighted average shares—diluted (denominator)	10,228,022	10,404,528
Income per common share—diluted	$0.89	$0.50
Dilutive effect-average number of common shares	37,763	249,457
Dilutive effect-average number of convertible non-cumulative perpetual preferred, if converted	2,984,130	3,000,000
Dilutive effect-average number of shares	3,021,893	3,249,457

On October 18, 2012, after the close of the third quarter, but prior to the filing of the third quarter Form 10-Q, the Board of Directors of Monarch Financial Holdings, Inc. announced a 6 for 5 stock split. This split will occur on December 7, 2012 and will result in 1 additional share for every 5 shares currently held by shareholders of record of November 9, 2012. All common stock information and earnings per share data presented in this document have been adjusted to reflect post-split shares.
There were no options to purchase common stock excluded from the computation of earnings per common share for the three months ended September 30, 2012. For the nine months ended September 30, 2012, average options to purchase 98,261 shares were excluded from the computation of earnings per common share, because they were anti-dilutive. For the three and nine months ended September 30, 2011, average options to purchase 145,320 and 155,056 shares, respectively, of common stock were excluded from the computation of earnings per common share, because they were anti-dilutive.
788,900 shares of Series B noncumulative convertible perpetual preferred stock ("Series B preferred stock"), which are each convertible to 3.75 shares of common stock, are included in the denominator of our diluted earnings per share calculation at the converted value of 2,958,375 and 2,984,130 shares, respectively, for the three and nine months ended September 30, 2012. 800,000 shares of Series B preferred stock at the converted value of 3,000,000 shares are included in the denominator of our diluted earnings per share calculation for the three and nine months ended September 30, 2011. Additionally, for the three and nine months ended September 30, 2012 and 2011, the non-cumulative perpetual preferred dividend paid on our preferred shares has been excluded from the numerator.
On November 30, 2009, we issued and sold 800,000 shares of Series B preferred stock at $25.00 per share in a public offering. Each Series B preferred stock share is convertible at the option of the shareholder to 3.75 shares of common stock

(reflects a split adjusted original conversion price of $6.67 per share of common stock), subject to some adjustments. The Series B preferred stock also carries a convertible option for the Company which may be exercised if for 20 trading days within any period of 30 consecutive trading days, the closing price of common stock exceeds 130% of the then applicable conversion price (split adjusted price $8.67). The Series B preferred stock is also redeemable by the Company, in whole or in part, on or after the third anniversary of the issue date (November 30, 2012) for the liquidation amount of $25.00 per share plus any undeclared and unpaid dividends.
In June 2012, holders of our Series B preferred stock began exercising their option to convert to common stock. The table below summarizes the conversion activity, to date.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares of Preferred Stock Converted to Common Stock	Total Number of Shares of Common Stock After Conversion	Total Number of Preferred Shares Remaining to Convert	Maximum Number of Post Conversion Whole Shares Remaining That May Yet Be Converted
June 1, 2012 - June 30, 2012	11,100	41,623	788,900	2,958,375

NOTE 4. INVESTMENT SECURITIES
Securities available-for-sale consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012
U.S. government agency obligations	$6,052,517	$48,202	$(510)	$6,100,209
Mortgage-backed securities	2,125,619	59,154	—	2,184,773
Municipal securities	1,393,396	141,899	—	1,535,295
Corporate debt securities	500,000	7,605	—	507,605
	$10,071,532	$256,860	$(510)	$10,327,882

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
U.S. government agency obligations	$6,058,680	$48,244	$(1,331)	$6,105,593
Mortgage-backed securities	1,249,269	12,556	(2,977)	1,258,848
Municipal securities	1,244,362	69,555	(3,016)	1,310,901
Corporate debt securities	500,000	11,355	—	511,355
	$9,052,311	$141,710	$(7,324)	$9,186,697
Monarch did not own any held-to-maturity securities at September 30, 2012 or December 31, 2011.
The amortized cost and fair value of securities by contractual maturity date at September 30, 2012 were as follows:

Securities available-for-sale:	Amortized Cost	Fair Value
Due in one year or less	$1,554,643	$1,574,683
Due from one to five years	5,105,479	5,144,100
Due from five to ten years	150,653	152,033
Due after ten years	3,260,757	3,457,066
Total	$10,071,532	$10,327,882
There are no investments in our securities portfolio that have been in a continuous unrealized loss position for more than 12 months. If we were to have unrealized losses in our securities portfolio for more than 12 months, we have the ability to carry such investments to the final maturity of the instruments. Other-than-temporarily impaired (“OTTI”) guidance for investments state that an impairment is OTTI if any of the following conditions exists: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or, the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). An impaired security identified as OTTI should be separated and losses should be recognized in earnings. Based on this guidance, there were no securities considered OTTI at September 30, 2012 or December 31, 2011 and there were no losses related to OTTI recognized in accumulated other comprehensive income at September 30, 2012 or December 31, 2011.

NOTE 5. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSS
The following table provides a breakdown, by class of our loans held for investment at September 30, 2012 and December 31, 2011.
Loans held for Investment

	September 30, 2012	December 31, 2011
Commercial	$93,281,987	$81,209,758
Real estate
Construction	140,886,935	139,255,002
Residential (1-4 family)	87,125,670	85,750,291
Home equity lines	73,250,165	74,870,706
Multifamily	19,191,648	26,710,732
Commercial	210,033,213	196,198,979
Real estate subtotal	530,487,631	522,785,710
Consumers
Consumer and installment loans	3,298,090	3,548,466
Overdraft protection loans	49,049	58,232
Loans to individuals subtotal	3,347,139	3,606,698
Total gross loans	627,116,757	607,602,166
Unamortized loan costs, net of deferred fees	139,526	10,280
Loans held for investment, net of unearned income	627,256,283	607,612,446
Allowance for loan losses	(10,890,000)	(9,930,000)
Total net loans	$616,366,283	$597,682,446
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
Our loan portfolio is divided into three loan types; commercial, real estate and consumer. Some of these loan types are further broken down into classes or segments. The commercial loan portfolio, which is not broken down further, includes commercial and industrial loans which are usually secured by the assets being financed or other business assets. The real estate portfolio is broken down into construction, residential 1-4 family, home equity lines, multifamily, and commercial real estate loan segments. The consumer loan portfolio is segmented into consumer and installment loans, and overdraft protection loans.
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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation or sale of the income producing property securing the loan, or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type. This diversity helps reduce our exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on purpose, collateral, geography, cash flow, loan to value, and risk grade criteria. As a general rule, we avoid financing special purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At September 30, 2012 approximately 53% and at December 31, 2011, approximately 55% of the outstanding principal balance of our commercial real estate loans portfolio was secured by owner-occupied properties.
With respect to loans to developers and builders that are secured by non-owner occupied properties that we may originate from time to time, we generally require the borrower to have an existing relationship with the Company and a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of considerable funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be precommitted permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, supply and demand, government regulation of real property, general economic conditions and the availability of long-term financing.
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
We designate loans within our loans held for investment portfolio as either “pass” or “watch list” based on nine numerical risk grades which are assigned to the loans. These numeric designations represent, from best to worst: minimal, modest, average, acceptable, acceptable with care, special mention, substandard, doubtful and loss. Special mention, substandard, doubtful and loss risk grades are watch list. A loan risk graded as loss is generally charged-off when identified. A loan risk graded as doubtful is considered watch list and classified as nonaccrual. There were no loans in our portfolio classified as doubtful or loss at September 30, 2012 or December 31, 2011. Special mention loans and substandard loans are considered watch list risk grades and may or may not be classified as nonaccrual, based on current performance. Watch list graded loans or relationships are evaluated individually to determine if all, or a portion, of our investment in the borrower is at risk. If a risk is quantified, a specific loss allowance is assigned to the identified loan or relationship. We evaluate our investment in the borrower using either the present value of expected future cash flows, discounted at the historical effective interest rate of the loan, or for a collateral-dependent loan, the fair value of the underlying collateral.
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

The following table segregates our portfolio between pass and watch list loans, delineated by segments, within loan type for September 30, 2012 and December 31, 2011.

	September 30, 2012
		Watch List
	Pass	Special Mention	Substandard	Total
Commercial	$88,524,371	$—	$4,757,616	$93,281,987
Real estate
Construction	131,506,565	4,104,694	5,275,676	140,886,935
Residential (1-4 family)	80,508,781	1,155,288	5,461,601	87,125,670
Home equity lines	72,054,926	887,030	308,209	73,250,165
Multifamily	16,961,601	—	2,230,047	19,191,648
Commercial	205,221,444	794,428	4,017,341	210,033,213
Real estate subtotal	506,253,317	6,941,440	17,292,874	530,487,631
Consumers
Consumer and installment loans	3,282,280	—	15,810	3,298,090
Overdraft protection loans	49,049	—	—	49,049
Loans to individuals subtotal	3,331,329	—	15,810	3,347,139
Total gross loans	$598,109,017	$6,941,440	$22,066,300	$627,116,757

	December 31, 2011
		Watch List
	Pass	Special Mention	Substandard	Total
Commercial	$72,166,118	$3,073,611	$5,970,029	$81,209,758
Real estate
Construction	124,747,757	495,479	14,011,766	139,255,002
Residential (1-4 family)	75,240,661	1,259,491	9,250,139	85,750,291
Home equity lines	71,487,540	2,229,059	1,154,107	74,870,706
Multifamily	24,408,006	—	2,302,726	26,710,732
Commercial	187,102,529	1,518,206	7,578,244	196,198,979
Real estate subtotal	482,986,493	5,502,235	34,296,982	522,785,710
Consumers
Consumer and installment loans	3,528,102	—	20,364	3,548,466
Overdraft protection loans	58,232	—	—	58,232
Loans to individuals subtotal	3,586,334	—	20,364	3,606,698
Total gross loans	$558,738,945	$8,575,846	$40,287,375	$607,602,166

An aging of our loan portfolio by class as of September 30, 2012 and December 31, 2011 is as follows:

Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Recorded Investment > 90 days and Accruing	Recorded Investment Nonaccrual Loans
September 30, 2012
Commercial	$86,201	$1,004,201	$499,871	$1,590,273	$91,691,714	$—	$1,117,265
Real estate
Construction	63,797	250,865	705,261	1,019,923	139,867,012	—	768,961
Residential (1-4 family)	345,987	1,477,594	887,892	2,711,473	84,414,197	—	1,319,301
Home equity lines	76,053	—	599,482	675,535	72,574,630	—	599,482
Multifamily	—	—	—	—	19,191,648	—	—
Commercial	296,471	71,098	195,074	562,643	209,470,570	—	195,074
Real estate subtotal	782,308	1,799,557	2,387,709	4,969,574	525,518,057	—	2,882,818
Consumers
Consumer and installment loans	105,388	—	—	105,388	3,192,702	—	15,810
Overdraft protection loans	—	—	—	—	49,049	—	—
Loans to individuals subtotal	105,388	—	—	105,388	3,241,751	—	$15,810
Total gross loans	$973,897	$2,803,758	$2,887,580	$6,665,235	$620,451,522	$—	$4,015,893

December 31, 2011
Commercial	$676,519	$21,870	$1,060,983	$1,759,372	$79,450,386	$—	$1,654,635
Real estate
Construction	—	—	128,722	128,722	139,126,280	—	128,723
Residential (1-4 family)	5,692,220	871,229	861,815	7,425,264	78,325,027	138,562	1,327,452
Home equity lines	109,851	102,600	257,450	469,901	74,400,805	—	856,932
Multifamily	—	—	—	—	26,710,732	—	—
Commercial	—	195,074	34,015	229,089	195,969,890	39,018	229,088
Real estate subtotal	5,802,071	1,168,903	1,282,002	8,252,976	514,532,734	177,580	2,542,195
Consumers
Consumer and installment loans	36,469	—	—	36,469	3,511,997	—	20,365
Overdraft protection loans	—	—	—	—	58,232	—	—
Loans to individuals subtotal	36,469	—	—	36,469	3,570,229	—	20,365
Total gross loans	$6,515,059	$1,190,773	$2,342,985	$10,048,817	$597,553,349	$177,580	$4,217,195

The column “recorded investment nonaccrual loans”, in the Age Analysis table above, includes nonaccrual loans totaling $3,398,499 and $3,481,336, and restructured loans on nonaccrual status totaling $617,394 and $735,859, at September 30, 2012 and December 31, 2011, respectively.

     We currently have one commercial loan totaling $617,394 and one residential 1-4 family loan totaling $88,830, classified as troubled debt restructured loans. At September 30, 2012, the residential 1-4 family loan totaling $88,830 is current. We have not restructured any loans in the first nine months of 2012. The commercial loan was restructured during the fourth quarter of 2011. We have not had any defaults on restructured loans within twelve months of restructuring, during the quarter and nine months ended September 30, 2012.
Additional information on restructured loans in our portfolio as of September 30, 2012 is as follows:
Trouble Debt Restructurings

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Quarter Ended September 30, 2012	None	—	—
Quarter Ended September 30, 2011	None	—	—
Nine Months Ended September 30, 2012	None	—	—
Nine Months Ended September 30, 2011	None	—	—
Troubled Debt Restructurings That Subsequently Defaulted

	Number of Contracts	Recorded Investment
Quarter Ended September 30, 2012	None	—
Quarter Ended September 30, 2011	None	—
Nine Months Ended September 30, 2012	None	—
Nine Months Ended September 30, 2011	None	—

A summary of the activity in the allowance for loan losses account is as follows:

Allocation of the Allowance for Loan Losses
		Real Estate
September 30, 2012	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for credit losses:
Beginning balance	$1,946,528	$1,426,135	$2,733,263	$1,070,309	$345,770	$2,223,506
Charge-offs	(380,781)	(532,502)	(2,171,031)	(602,058)	—	(34,015)
Recoveries	47,275	118,862	141,021	57,334	—	119
Provision	1,204,946	814,983	777,576	542,889	(68,442)	461,836
Reallocation of allowance	—	—	—	—	—	—
Ending balance	$2,817,968	$1,827,478	$1,480,829	$1,068,474	$277,328	$2,651,446
Ending balance
Individually evaluated for impairment	$1,965,095	$473,267	$686,807	$332,388	$111,297	$644,030
Collectively evaluated for impairment	852,873	1,354,211	794,022	736,086	166,031	2,007,416
Financing receivables:
Ending balance	$93,281,987	$140,886,935	$87,125,670	$73,250,165	$19,191,648	$210,033,213
Ending balance: individually evaluated for impairment	4,757,616	9,202,375	5,220,845	1,045,270	2,230,047	4,017,341
Ending balance: collectively evaluated for impairment	88,524,371	131,684,560	81,904,825	72,204,895	16,961,601	206,015,872

	Consumers
	Consumer and Installment loans	Overdraft Protection	Unallocated	Total
Allowance for credit losses:
Beginning balance	$27,099	$4,370	$153,020	$9,930,000
Charge-offs	—	—	—	(3,720,387)
Recoveries	1,842	257	—	366,710
Provision	3,000	(4,140)	581,029	4,313,677
Ending balance	$31,941	$487	$734,049	$10,890,000
Ending balance
Individually evaluated for impairment	$—	$—	$—	$4,212,884
Collectively evaluated for impairment	31,941	487	734,049	6,677,116
Financing receivables:
Ending balance	$3,298,090	$49,049	$—	$627,116,757
Ending balance: individually evaluated for impairment	15,810	—	—	26,489,304
Ending balance: collectively evaluated for impairment	3,282,280	49,049	—	600,627,453

		Real Estate
December 31, 2011	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for credit losses:
Beginning balance	$919,774	$1,931,797	$2,114,094	$2,443,275	$146,923	$1,308,073
Charge-offs	(907,116)	(798,943)	(983,445)	(3,158,030)	—	(276,361)
Recoveries	55,398	65,100	196,478	367,442	—	10
Provision	1,878,472	228,181	1,406,136	1,417,622	198,847	1,191,784
Ending balance	$1,946,528	$1,426,135	$2,733,263	$1,070,309	$345,770	$2,223,506
Ending balance
Individually evaluated for impairment	$1,306,744	$307,429	$2,073,889	$393,003	$131,601	$570,648
Collectively evaluated for impairment	639,784	1,118,706	659,374	677,306	214,169	1,652,858
Financing receivables:
Ending balance	$81,209,758	$139,255,002	$85,750,291	$74,870,706	$26,710,732	$196,198,979
Ending balance: individually evaluated for impairment	6,631,666	14,011,766	9,250,139	1,947,178	2,302,727	7,829,251
Ending balance: collectively evaluated for impairment	74,578,092	125,243,236	76,500,152	72,923,528	24,408,005	188,369,728

	Consumers
	Consumer and Installment loans	Overdraft Protection	Unallocated	Total
Allowance for credit losses:
Beginning balance	$84,384	$466	$89,014	$9,037,800
Charge-offs	(960)	(1,745)	—	(6,126,600)
Recoveries	12,447	2,038	—	698,913
Provision	(68,772)	3,611	64,006	6,319,887
Ending balance	$27,099	$4,370	$153,020	$9,930,000
Ending balance
Individually evaluated for impairment	$—	$—	—	$4,783,314
Collectively evaluated for impairment	27,099	4,370	153,020	5,146,686
Financing receivables:
Ending balance	$3,548,466	$58,232	$—	$607,602,166
Ending balance: individually evaluated for impairment	20,364	—	—	41,993,091
Ending balance: collectively evaluated for impairment	3,528,102	58,232	—	565,609,075
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
The following table sets forth our impaired loans at September 30, 2012 and December 31, 2011.

Impaired Loans
	With No Related Allowance
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
September 30, 2012
Commercial	$2,193,454	$2,193,454	$2,256,591	$128,524
Real estate
Construction	7,401,608	7,401,608	7,064,242	347,456
Residential (1-4 family)	1,851,754	1,851,754	1,996,613	77,987
Home equity lines	599,482	599,482	599,482	18,243
Multifamily	—	—	—	—
Commercial	296,046	296,046	299,904	14,567
Consumers
Consumer and installment loans	15,810	15,810	18,179	1,394
Overdraft protection loans	—	—	—	—
Total	$12,358,154	$12,358,154	$12,235,011	$588,171
December 31, 2011
Commercial	$1,429,128	$1,429,128	$1,490,481	$106,008
Real estate
Construction	12,624,485	12,624,485	13,224,612	846,676
Residential (1-4 family)	3,976,594	3,976,594	4,089,612	246,109
Home equity lines	793,071	793,071	793,189	39,746
Multifamily	824,126	824,126	835,342	64,528
Commercial	3,634,801	5,234,801	3,709,150	313,680
Consumers
Consumer and installment loans	20,364	20,364	23,936	2,386
Overdraft protection loans	—	—	—	—
Total	$23,302,569	$24,902,569	$24,166,322	$1,619,133

	With Related Allowance
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2012
Commercial	$2,564,162	$2,579,438	$1,965,095	$2,751,846	$78,152
Real estate
Construction	1,800,767	1,800,767	473,267	2,101,415	60,062
Residential (1-4 family)	3,369,091	3,370,083	686,807	3,559,159	141,409
Home equity lines	445,788	445,788	332,388	445,796	12,027
Multifamily	2,230,047	2,230,047	111,297	2,242,133	113,007
Commercial	3,721,295	3,721,295	644,030	3,805,631	371,205
Consumers
Consumer and installment loans	—	—	—	—	—
Overdraft protection loans	—	—	—	—	—
Total	$14,131,150	$14,147,418	$4,212,884	$14,905,980	$775,862
December 31, 2011
Commercial	$5,202,538	$5,211,577	$1,306,744	$4,281,663	$263,444
Real estate
Construction	1,387,281	1,387,281	307,429	1,663,625	102,103
Residential (1-4 family)	5,273,545	5,404,545	2,073,889	5,468,953	325,278
Home equity lines	1,154,107	1,361,657	393,003	1,155,515	39,654
Multifamily	1,478,601	1,478,600	131,601	1,492,547	113,044
Commercial	4,194,450	4,194,450	570,648	4,268,709	593,834
Consumers
Consumer and installment loans	—	—	—	—	—
Overdraft protection loans	—	—	—	—	—
Total	$18,690,522	$19,038,110	$4,783,314	$18,331,012	$1,437,357

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

The following table presents our assets and liabilities related to continuing operations, which are measured at fair value on a recurring basis for each of the fair value hierarchy levels, as of September 30, 2012 and December 31, 2011:

	Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Assets at September 30, 2012
Investment securities—available for sale
U.S. government agency obligations	$6,100,209	$—	$6,100,209	$—
Mortgage-backed securities	2,184,773	—	2,184,773	—
Municipal securities	1,535,295	—	1,535,295	—
Corporate debt securities	507,605	—	507,605	—
Loans held for sale	382,094,620	—	382,094,620	—
Derivative financial liability	$586,431	$—	$586,431	$—
Assets at December 31, 2011
Investment securities—available for sale
U.S. government agency obligations	$6,105,593	$—	$6,105,593	$—
Mortgage-backed securities	1,258,848	—	1,258,848	—
Municipal securities	1,310,901	—	1,310,901	—
Corporate debt securities	511,355	—	511,355	—
Loans held for sale	211,555,094	—	211,555,094	—
Derivative financial liability	$684,428	$—	$684,428	$—

The following table provides quantitative disclosures about the fair value measurements of our assets related to continuing operations which are measured at fair value on a nonrecurring basis as of September 30, 2012 and December 31, 2011.

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2012
Real estate owned	$1,250,000	$—	$1,250,000	$—
Restructured and impaired loans	9,918,266	—	9,918,266	—
At December 31, 2011
Real estate owned	$3,368,700	$—	$3,368,700	$—
Restructured and impaired loans	13,907,208	—	13,907,208	—
For the three months ended September 30, 2012, there were gains of $57,516 to report on the sale of other real estate owned. For the nine months ended September 30, 2012 there were gains of $156,625 to report on the sale of other real estate owned. For the three months ended September 30, 2011, there were losses of $32,577 to report on sale of other real estate owned. For the nine months ended September 30, 2011, there were gains to report on the sale of other real estate owned of $43,506. Gains or losses on sale of other real estate owned are included in foreclosed property expense.
At the time a loan secured by real estate becomes real estate owned we record the property at the lower of its carrying amount or fair value. Upon foreclosure and through liquidation, we evaluate the property’s fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. Valuation adjustments related to other real estate owned totaling $350,000 and $568,500 were recorded in the three and nine months ended September 30, 2012. There were valuation adjustments of $141,380 related to other real estate owned for the three and nine months ended September 30, 2011. Adjustments, when necessary, are included in foreclosed property expense.
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
Derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date. Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction. Valuation adjustments may be made to reflect both our credit risk and the counterparties’ credit quality in determining the fair value of the derivative. Level 2 inputs for the valuations are limited to observable market prices for London Interbank Offered Rate (LIBOR) observable market prices for LIBOR swap rates, and three month LIBOR basis spreads at commonly quoted intervals. Our derivative financial liability consists of an interest rate swap that qualifies as a cash flow hedge.
Real Estate Owned is carried at fair value less estimated selling costs. Upon foreclosure and through liquidation, we evaluate the property's fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value less selling costs. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance. Fair value is determined through an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data (Level 2). However, if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. Losses of $350,000 and $568,500 due to valuation adjustments have been recorded in the third quarter and nine months ended September 30, 2012. We recorded losses of $574,192 due to valuation adjustments on real estate owned within foreclosed property expense in the year ended December 31, 2011.

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
Fair Value of Financial Instruments
The following table presents the carrying amounts and fair value of our financial instruments at September 30, 2012 and December 31, 2011. GAAP defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than through a forced or liquidation sale for purposes of this disclosure. The carrying amounts in the table are included in the balance sheet under the indicated captions.

		Fair Value Measurements at September 30, 2012 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3	Balance
Assets
Cash and cash equivalents	$34,867,722	$34,867,722	$—	$—	$34,867,722
Investment securities available for sale	10,327,882	—	10,327,882	—	10,327,882
Loans held for sale	382,094,620	—	382,094,620	—	382,094,620
Loans held for investment (net)	616,366,283	—	638,274,007	—	638,274,007
Accrued interest receivable	1,950,079	—	1,950,079	—	1,950,079
Restricted equity securities	8,346,000	—	8,346,000	—	8,346,000
Bank owned life insurance	7,132,558	—	7,132,558	—	7,132,558
Liabilities
Deposits	$887,706,822	$—	$883,609,335	$—	$883,609,335
Borrowings	120,027,228	—	120,144,308	—	120,144,308
Accrued interest payable	232,923	—	232,923	—	232,923
Derivative financial liability	586,431	—	586,431	—	586,431

		Fair Value Measurements at December 31, 2011 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3	Balance
Assets
Cash and cash equivalents	$31,745,484	$31,745,484	$—	$—	$31,745,484
Investment securities available for sale	9,186,697	—	9,186,697	—	9,186,697
Loans held for sale	211,555,094	—	211,555,094	—	211,555,094
Loans held for investment (net)	597,682,446	—	607,718,906	—	607,718,906
Accrued interest receivable	2,023,874	—	2,023,874	—	2,023,874
Restricted equity securities	6,420,500	—	6,420,500	—	6,420,500
Bank owned life insurance	6,946,166	—	6,946,166	—	6,946,166
Liabilities
Deposits	$740,092,097	$—	$736,450,654	$—	$736,450,654
Borrowings	80,927,481	—	81,103,891	—	81,103,891
Accrued interest payable	101,020	—	101,020	—	101,020
Derivative financial liability	684,428	—	684,428	—	684,428

NOTE 7. STOCK-BASED COMPENSATION
In May 2006, our stockholders ratified the adoption of a new stock-based compensation plan to succeed the Monarch Bank 1999 Incentive Stock Option Plan. The Monarch Bank 2006 Equity Incentive Plan (“2006EIP”) authorizes the compensation committee to grant options, stock appreciation rights, stock awards, performance stock awards, and stock units to designated directors, officers, key employees, consultants and advisers to the Company and its subsidiaries. The Plan authorizes us to issue up to 756,000 split-adjusted shares of our Common Stock plus the number of shares of our Common Stock outstanding under the 1999 Plan. The Plan also provides that no award may be granted more than 10 years after the May 2006 ratification date.
Since May 2006, we have issued stock awards under the new Plan at a price equal to the stock price on the issue date with vesting periods of up to five years from issue. Total compensation costs are recognized over the service period to vesting.

At September 30, 2012, there were 266,366 split-adjusted options outstanding and exercisable. All options in the plan are fully vested and no additional options were granted in the periods covered. There were no and 33,660 split-adjusted options exercised in the third quarter and first nine months of 2012. No options on shares were forfeited in the third quarter of 2012.
Compensation expense related to our restricted stock totaled $119,421 and $262,610, respectively, in the third quarter and first nine months of 2012. Non-vested shares in restricted stock totaled 287,388 split-adjusted, at September 30, 2012. These shares, which typically vest over a 60 month period, have remaining vesting periods of between 6 and 55 months with unrecognized remaining compensation expense of $894,549. No shares of restricted stock were issued in the third quarter of 2012. 4,800 split-adjusted shares of restricted stock were issued in the first nine months of 2012. No shares vested in the third quarter and first nine months of 2012. Additionally, no shares and 28,200 split-adjusted shares, respectively, were forfeited in the third quarter and first nine months of 2012.
NOTE 8. SEGMENT REPORTING
Reportable segments include community banking and retail mortgage banking services. Community banking involves making loans to and generating deposits from individuals and businesses in the markets where we have offices. Retail mortgage banking originates residential loans and subsequently sells them to investors. Our mortgage banking segment is a strategic business unit that offers different products and services. It is managed separately because the segment appeals to different markets and, accordingly, requires different technology and marketing strategies. The segment’s most significant revenue and expense is non-interest income and non-interest expense, respectively. We do not have other reportable operating segments. (The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of our annual 10-K.) All inter-segment sales prices are market based. The assets and liabilities and operating results of our other wholly owned subsidiary, Monarch Capital, LLC, are included in the mortgage banking segment. Monarch Capital, LLC, provides commercial mortgage brokerage services.

Segment information for the three and nine months ended September 30, 2012 and 2011 is shown in the following table.

Selected Financial Information

	Commercial and Other Banking	Mortgage Banking Operations	Inter-segment Eliminations	Total
Three Months Ended September 30, 2012
Income:
Interest income	$11,588,520	$231,185	$—	$11,819,705
Non-interest income	1,371,834	25,561,169	(371,874)	26,561,129
Total operating income	12,960,354	25,792,354	(371,874)	38,380,834
Expenses:
Interest expense	(1,430,149)	—	—	(1,430,149)
Provision for loan losses	(898,598)	—	—	(898,598)
Personnel expense	(3,495,512)	(18,950,620)	—	(22,446,132)
Other non-interest expenses	(3,002,650)	(4,733,080)	371,874	(7,363,856)
Total operating expenses	(8,826,909)	(23,683,700)	371,874	(32,138,735)

Income before income taxes	4,133,445	$2,108,654	$—	$6,242,099
Provision for income taxes	(1,394,738)	$(716,469)	$—	$(2,111,207)
Net income	$2,738,707	$1,392,185	$—	$4,130,892

Three Months Ended September 30, 2011
Income:
Interest income	$10,024,482	$167,797	$—	$10,192,279
Non-interest income	1,406,812	14,980,050	(183,226)	16,203,636
Total operating income	11,431,294	15,147,847	(183,226)	26,395,915
Expenses:
Interest expense	$(1,691,050)	$—	$—	$(1,691,050)
Provision for loan losses	$(1,738,821)	$—	$—	$(1,738,821)
Personnel expense	$(2,784,902)	$(10,864,241)	$—	$(13,649,143)
Other non-interest expenses	$(2,782,805)	$(3,522,690)	$183,226	$(6,122,269)
Total operating expenses	(8,997,578)	(14,386,931)	183,226	(23,201,283)

Income before income taxes	2,433,716	760,916	—	3,194,632
Provision for income taxes	(719,643)	(249,523)	—	(969,166)
Net income	$1,714,073	$511,393	$—	$2,225,466

	Commercial and Other Banking	Mortgage Banking Operations	Inter-segment Eliminations	Total
Nine Months Ended September 30, 2012
Income:
Interest income	$33,178,941	$598,957	$—	$33,777,898
Non-interest income	3,644,406	62,208,731	(972,067)	64,881,070
Total operating income	36,823,347	62,807,688	(972,067)	98,658,968
Expenses:
Interest expense	(4,325,229)	—	—	(4,325,229)
Provision for loan losses	(4,313,677)	—	—	(4,313,677)
Personnel expense	(9,233,269)	(46,022,167)	—	(55,255,436)
Other non-interest expenses	(8,254,322)	(12,659,886)	972,067	(19,942,141)
Total operating expenses	(26,126,497)	(58,682,053)	972,067	(83,836,483)

Income before income taxes	10,696,850	$4,125,635	$—	$14,822,485
Provision for income taxes	(3,672,577)	$(1,416,465)	$—	$(5,089,042)
Net income	$7,024,273	$2,709,170	$—	$9,733,443

Nine Months Ended September 30, 2011
Income:
Interest income	$28,968,196	$482,490	$—	$29,450,686
Non-interest income	3,181,885	35,117,465	(477,828)	37,821,522
Total operating income	32,150,081	35,599,955	(477,828)	67,272,208
Expenses:
Interest expense	(5,311,606)	—	—	(5,311,606)
Provision for loan losses	(3,839,971)	—	—	(3,839,971)
Personnel expense	(8,191,194)	(25,505,746)	—	(33,696,940)
Other non-interest expenses	(7,228,025)	(9,511,906)	477,828	(16,262,103)
Total operating expenses	(24,570,796)	(35,017,652)	477,828	(59,110,620)

Income before income taxes	7,579,285	582,303	—	8,161,588
Provision for income taxes	(2,461,021)	(189,076)	—	(2,650,097)
Net income	$5,118,264	$393,227	$—	$5,511,491

Segment Assets
September 30, 2012	$726,659,941	$412,573,612	$(28,820,698)	$1,110,412,855
December 31, 2011	$700,309,396	$229,286,806	$(20,809,274)	$908,786,928
NOTE 9. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets with indefinite lives are recorded at cost and are reviewed at least annually for impairment based on evidence of certain impairment indicators. Intangible assets with identifiable lives are amortized over their estimated useful lives. The intangible assets have a weighted-average useful life of two years, one month.

Information concerning goodwill and intangible assets is presented in the following table:

	September 30, 2012	December 31, 2011
Amortizable intangible assets	$1,250,000	$1,250,000
Accumulated amortization—intangible assets	(922,618)	(788,689)
Amortizable intangible assets, net	$327,382	$461,311
Goodwill	$775,000	$775,000

Amortization expense for intangible assets totaled $44,643 and $133,929 , respectively, for each of the three and nine month periods, ending September 30, 2012 and 2011.

Estimated Amortization Expense:
For the remaining months of the year ended 12/31/12	44,643
For the year ended 12/31/13	178,572
For the year ended 12/31/14	104,167
$327,382
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
Our credit exposure, if any, on the interest rate swap is limited to the net favorable value (net of any collateral pledged) and interest payments of the swap by the counter-party. Conversely, when an interest rate swap is in a liability position we are required to post collateral to PNC which is evaluated monthly and adjusted based on the fair value of the hedge on the last day of the month. The fair value of this swap instrument was a liability of $586 thousand at September 30, 2012 for which our collateral requirement was $600 thousand.
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
To mitigate this risk, we paired the rate lock commitment with the sale of a notional security bearing similar attributes. At the time the loan was delivered to the investor, matched securities were repurchased. Gains or losses associated with this pairing were recorded in mortgage banking income on our income statement as incurred. Our board approved mandatory delivery policy only allows us to commit $50.0 million to the program at any given time. We utilized the services of Capital Markets Cooperative (CMC) of Ponte Vedra Beach, Florida to help monitor and manage our rate lock activities in this program. In August 2011, we temporarily withdrew from the mandatory delivery program due to market volatility. At September 30, 2012 we were not actively participating in the program. We reported a loss of $159 thousand related to our mandatory delivery program in the third quarter of 2011 and a loss of $155 thousand during the first nine months of 2011. We may reenter the program at some future date, when the markets are more favorable.

NOTE 11. SUBSEQUENT EVENT - COMMON STOCK DIVIDEND
On October 18, 2012 we announced that the Board of Monarch Financial Holdings, Inc., had approved the declaration of a 6 for 5 stock split and a quarterly common stock cash dividend. The 6 for 5 stock split equals one additional share for every five shares owned. It is payable on December 7, 2012 to shareholders of record on November 9, 2012. The quarterly cash dividend is $0.05 per share for common shareholders of record on November 9, 2012, payable on November 30, 2012. All common stock and earnings per share information reported in this Form 10-Q has been split adjusted to reflect the 6 for 5 split.

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
Periodically, we participate in a “mandatory” delivery program for mortgage loans. Under the mandatory delivery system, loans with interest rate locks are paired with the sale of a notional security bearing similar attributes. Interim income or loss on the pairing of the loans and securities is recorded in mortgage banking income on our income statement. In addition, at the time the loan is delivered to an investor, matched securities are repurchased and a gain or loss on the pairing is recorded in mortgage banking income on our income statement. Management has elected to limit our exposure to this form of delivery to $50 million in outstanding loans. We were not participating in the mandatory delivery program at September 30, 2012 or December 31, 2011.
Fair Value Measurements
Under GAAP we are permitted to choose to measure many financial instruments and certain other items at fair value. The estimation of fair value is significant to certain assets, including loans held-for-sale, available-for-sale securities, and foreclosed real estate owned. These assets are recorded at fair value or lower of cost or fair value, as applicable. The fair values of loans held-for-sale are based on commitments from investors. The fair values of available-for-sale securities are based on published market or dealer quotes for similar securities. The fair values of rate lock commitments are based on net fees currently charged to enter into similar agreements. The fair value of foreclosed real estate owned is estimated based on current appraisals, but may be further adjusted based upon our evaluation of the fair value of similar properties.
Fair values can be volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, and market conditions, among others. Since these factors can change significantly and rapidly, fair values are difficult to predict and subject to material changes that could impact our financial condition and results of operation.

RESULTS OF OPERATIONS
Net Income
Our consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, after all significant inter-company transactions have been eliminated. Net income attributable to our non-controlling interests of $367 thousand and $88 thousand, respectively, are deducted for the quarters ended September 30, 2012 and 2011, and $677 thousand and $340 thousand, respectively, are deducted for the first nine months of 2012 and 2011, after the income tax provision, to arrive at net income attributable to Monarch Financial Holdings, Inc. The ensuing references and ratios are related to net income attributable to Monarch Financial Holdings, Inc., (hereon referred to as "net income") after net income attributable to non-controlling interests has been deducted.
Net income for the quarter ended September 30, 2012 was $3.8 million, an increase of $1.6 million or 76.1% over the same quarter in 2011. Basic earnings per share for the third quarter of 2012 and 2011 were $0.47 and $0.24, respectively, while diluted earnings per share were $0.37 and $0.21 for the same periods. Net income for the first nine months of 2012 was $9.1 million compared to net income of $5.2 million for the same period in 2011, an increase of $3.9 million or 75.1%. For the nine months ended September 30, 2012 and 2011 basic earnings per share were $1.09 and $0.56, respectively, while diluted earnings per share were $0.89 and $0.50 for the same periods.
Two important and commonly used measures of profitability are return on assets (net income as a percentage of average total assets) and return on equity (net income as a percentage of average stockholders’ equity). Our annualized return on assets (“ROA”) was 1.43% and 1.04% for the three month periods ended September 30, 2012 and September 30, 2011. For the nine month periods ended September 30, 2012 and 2011 our annualized ROA was 1.25% and 0.88%, respectively. Our annualized return on equity (“ROE”) for the third quarter of 2012 and 2011, respectively, was 18.24% and 11.39%. Our ROE for the first nine months of 2012 and 2011 was 15.23% and 9.46%, respectively.
Growth in mortgage banking income, the largest component of non-interest income, was the primary source of the improvement in our measures of profitability and net income. Continued elevated mortgage activity resulted in higher outstanding volume in our loans held for sale and led to significant growth in non-interest income. Net interest income growth was also a contributing factor. Growth in our loans held for sale coupled with lower funding costs improved net interest income.
Net interest income increased $1.9 million, to $10.4 million in the third quarter of 2012, when compared to $8.5 million in 2011. In the first nine months of 2012 net interest income was $29.5 million compared to $24.1 million in 2011, an increase of $4.8 million or 23.8%. Non-interest income increased $10.4 million in the third quarter of 2012 to $26.6 million, when compared to $16.2 million one year prior. Non-interest income in the first nine months of 2012 was $64.9 million, an increase of $27.1 million or 71.5%, over $37.8 million in the first nine months of 2011. In the third quarter of 2012, non-interest expense grew $10.4 million to $29.8 million, absorbing much of the increase in non-interest income for the quarter, with personnel expenses the primary source of the increase. In the first nine months of 2012 non-interest expense was $75.2 million, an increase of $25.2 million over the same period in 2011, but $2.4 million less than the growth in non-interest income for an improvement to net overhead of $1.8 million, year to date.
Our provision for loan losses in the third quarter and first nine months of 2012 was $899 thousand and $4.3 million compared to $1.7 million and $3.8 million for the same periods in 2011. Net charge offs in the third quarter of 2012 were $733 thousand compared to $919 thousand in 2011. Year to date net charge offs were $3.4 million in 2012 compared to $2.6 million in 2011.
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
Net interest income was $10.4 million and $29.5 million for the third quarter and first nine months of 2012, compared to $8.5 million and $24.1 million in 2011. Total interest income was $11.8 million in the third quarter of 2012 compared to $10.2 million in 2011, while total interest expense was $1.4 million compared $1.7 million for the same periods. Total interest income in the first nine months of 2012 was $33.8 million compared to $29.5 million in 2011 and total interest expense was $4.3 million compared to $5.3 million for the same periods.
Increased loan volume was the source of the improvement to interest income in both periods, while lower interest rates were the source of improvement to interest expense. Although asset yield has declined 51 basis points quarter over quarter, to 4.89%, liability costs have declined 37 basis points for the same period, to 0.74%. These changes resulted in a 21 basis point improvement in net interest margin to 4.30%.
Year to date, asset yield has declined 39 basis points to 5.02% and liability costs have declined 39 basis points to 0.81% for a 6 basis point decline in interest margin to 4.38%. However, interest spread has remained consistent between periods, increasing 1 basis point to 4.22% in 2012 compared to 4.21% in 2011.
Quarter over quarter, average earning asset volume increased $212 million when comparing 2012 to 2011. Average growth in our loan portfolios is the source of this increase. Our loan portfolio is comprised of two major classifications of loans: loans held for sale and loans held for investment. Average loans held for sale have increased $209 million, quarter over quarter, and average loans held for investment have increased $26.0 million. Year to date average earning asset volume increased $170 million when comparing 2012 to 2011. Year to date average loans held for sale have increased $158 million and average loans held for investment have increased $36 million. Year over year ending balances have also increased. Loans held for sale grew $224 million and loans held for investment grew $31 million in the first nine months of 2012 compared to 2011.
Loans held for sale, which are residential mortgages originated by our mortgage division and sold to investors, earn interest while on our books but are currently at rates lower than our loans held for investment portfolio. Interest income in the third quarter of 2012 on loans held for sale was $3.0 million, a $1.8 million or 141% increase over third quarter 2011 income of $1.2 million. Interest income on loans held for sale for the first nine months of 2012 was $7.5 million, a $4.0 million or 113% increase over 2011 income of $3.5 million. Although the normal holding period for these loans is typically 35 to 45 days, the current period of high production has created an investor backlog which has increased the holding period to 45 to 60 days. This portfolio is subject to greater fluctuations in outstanding balances due to a combination of market demand, economic conditions and the prevailing mortgage rates. Residential mortgage rates have declined when compared to 2011. The third quarter yield on our loans held for sale portfolio was 3.69%, 55 basis points below the third quarter 2011 yield of 4.24%. Year to date, the yield on our loans held for sale portfolio have declined 58 basis points, from 4.35% to 3.77%. These declines in yield have been outpaced by higher production levels in the third quarter and first nine months of 2012 resulting in the higher income reported.
Loans held for investment are commercial, real estate, and consumer loans originated and maintained on the Bank's books. Interest income on our loans held for investment portfolio for the third quarter of 2012 was $8.7 million, compared to $8.8 million in 2011, a marginal decrease. Year to date 2012, interest income on loans held for investment was $25.9 million, a $300 thousand increase over $25.6 million in 2011. The yield on loans held for investment declined when compared to prior year. Loans held for investment had a blended yield in the quarter ended September 30, 2012 of 5.65%, 34 basis points below the third quarter 2011 yield of 5.99%. The 2012 year to date yield on this portfolio was 5.73% or 29 basis points below the 2011 yield of 6.02%. Market competition has increased for commercial and some real estate loans, driving loan pricing down. This downward pressure has resulted in lower income in the third quarter of 2012 compared to 2011. Year to date, interest income from growth in our loans held for sale portfolio has outpaced the decline in yield to increase interest income. Growth in our loans held for investment portfolio occurred in the commercial and commercial real estate portfolios.
Average federal funds sold have declined $11.0 million in the third quarter and $17.3 million in the first nine months of 2012 compared to 2011, as we redeployed funds from a low yielding asset to higher yielding loan assets. Average balances in all other categories of interest earning assets have declined slightly in the third quarter of 2012 compared to 2011 for a $9 thousand decrease in interest income. Year to date, bank owned life insurance is the only other earning asset to show an increase. The year to date impact of the decline in non-loan assets is a decrease in interest income of $16 thousand.
Average interest bearing liabilities outstanding increased $158.9 million in the third quarter and $125.7 million in the first nine months of 2012 compared to 2011. Average interest bearing deposits increased $128.1 million and average borrowings increased $30.8 million in the third quarter of 2012. Year over year, average interest bearing deposits increased $105.9 million and average borrowings have increased $19.8 million. Period end interest bearing deposits balances at September 30, 2012 were $705.6 million compared to $592.1 million at September 30, 2011, an increase of 19.2% or $113.5 million. At September 30, 2012, period end borrowings were $120.0 million, an increase of $85.6 million over period end borrowings of $34.4 million one year prior. Pricing on interest bearing deposits, quarter over quarter, and year over year, have declined for all deposit types. Despite this decline, our deposit pricing is market competitive.
Time deposits have shown the greatest decline in pricing. In the third quarter of 2012 time deposits pricing declined 68 basis points to 0.85% when compared to 1.53% in the third quarter of 2011. Time deposits pricing declined 80 basis points, to 0.92% from 1.72%, in the first nine months of 2012 compared to 2011. Average time deposits outstanding increased $104.0 million in the third quarter and $102.0 million in the first nine months of 2012 compared to 2011, while period end time deposits have only increased $52 million compared to year end 2011 and $67 million compared to September 2011. Time deposits include both bank, or core balances, and brokered deposits. Brokered deposits are utilized to provide funding for our loans held for sale portfolio which, as noted earlier, has shown significant growth on average and at period end. These brokered deposits are available through a program called Certificate of Deposit Account Registry Service® (“CDARS”) and through other markets. We have used CDARS more heavily in 2012 because the program allows us to add deposits to our balance sheet for short periods, typically 28 days, at low rates and without brokerage fees. The shorter maturity of these CDARS deposits are closer to the holding period of our loans available for sale, and provide funding flexibility to mirror demand. Average outstanding CDARs deposit balances were $132.5 million for the first nine months of 2012 compared to $29.2 million in the first nine months of 2011, an increase of $103.3 million. The average cost of these deposits has declined 10 basis points year over year, from 0.49% to 0.39%. Additionally, due to growth in non-interest bearing deposits, we have elected to allow high priced core time deposits to mature without replacement.
Average borrowings increased $30.8 million to $46.3 million in the third quarter of 2012 compared to 2011 and $19.8 million to $33.8 million in the first nine months of 2012 compared to 2011. Period end borrowings were $120.0 million, an increase of $39.1 million when compared to $80.9 million at December 31, 2011 and an increase of $85.6 million compared to $34.4 million at September 30, 2011. Borrowing costs declined 192 basis points to 1.92% in the third quarter and 193 basis points to 2.25% in the first nine months of 2012 compared to 2011.
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
Our net interest rate spread on a tax-equivalent basis decreased 13 basis points to 4.16% for third quarter of 2012, when compared to the same period in 2011. For the first nine months of 2012 our net interest spread was 4.22%, an increase of 1 basis points over the same period in 2011. Our net interest margin for the third quarter and first nine months of 2012 was 4.30% and 4.38%, respectively. This represents a third quarter decline of 21 basis points from 4.51% in 2011 and a nine month decline of 6 basis points from 4.44% in 2011.
Bank Owned Life Insurance (BOLI) has been included in interest earning assets. We purchased $6.0 million in BOLI during the fourth quarter of 2005. The income on BOLI is not subject to federal income tax, giving it a tax-effective yield of 5.36% for 2012 compared to 5.77% in 2011.
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

The following is an analysis of net interest income, on a taxable equivalent basis.

NET INTEREST INCOME ANALYSIS

	For Three Months Period Ended September 30, 2012
	Average Balance	Income/ Expense	Yield Rate (1)
ASSETS
Securities, at amortized cost (2)	$10,714,301	$57,701	2.14%
Loans, held for investment, net	611,428,509	8,680,212	5.65%
Loans, held for sale	327,378,497	3,039,637	3.69%
Federal funds sold	6,387,562	3,973	0.25%
Dividend-earning restricted equity securities	5,818,964	38,500	2.63%
Deposits in other banks	858,147	4,713	2.18%
Bank owned life insurance (2)	7,100,941	95,698	5.36%
Total earning assets	969,686,921	11,920,434	4.89%
Less: Allowance for loan losses	(10,891,069)
Nonperforming loans	5,299,071
Total non-earning assets	80,870,611
Total assets	$1,044,965,534
LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$39,082,800	$18,302	0.19%
Regular savings	20,810,485	21,336	0.41%
Money market savings	317,758,686	434,884	0.54%
Time deposits	341,162,378	732,482	0.85%
Total interest-bearing deposits	718,814,349	1,207,004	0.67%
Borrowings	46,319,743	223,145	1.92%
Total interest-bearing liabilities	765,134,092	$1,430,149	0.74%
Non-interest-bearing liabilities
Demand deposits	171,957,704
Other non-interest-bearing liabilities	25,804,088
Total liabilities	962,895,884
Stockholders’ equity	82,069,650
Total liabilities and stockholders’ equity	$1,044,965,534
Net interest income (2)		$10,490,285
Interest rate spread (2)(3)			4.16%
Net interest margin (2)(4)			4.30%

(1)	Yields are annualized and based on average daily balances.

(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a $37,568 adjustment for 2012.

(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.

(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

NET INTEREST INCOME ANALYSIS (continued)

	For Three Months Period Ended September 30, 2011
	Average Balance	Income/ Expense	Yield Rate (1)
ASSETS
Securities, at amortized cost (2)	$22,058,889	$53,349	0.96%
Loans, held for investment, net	585,188,770	8,832,997	5.99%
Loans, held for sale	118,011,022	1,260,298	4.24%
Federal funds sold	17,464,064	10,598	0.24%
Dividend-earning restricted equity securities	6,838,752	37,499	2.18%
Deposits in other banks	853,370	1,624	0.76%
Bank owned life insurance (2)	7,066,063	106,914	6.00%
Total earning assets	757,480,930	10,303,279	5.40%
Less: Allowance for loan losses	(9,361,098)
Nonperforming loans	7,401,107
Total non-earning assets	59,656,891
Total assets	$815,177,830
LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$28,587,427	$18,536	0.26%
Regular savings	20,910,846	25,266	0.48%
Money market savings	304,056,067	585,581	0.76%
Time deposits	237,209,813	911,801	1.53%
Total interest-bearing deposits	590,764,153	1,541,184	1.04%
Borrowings	15,471,114	149,866	3.84%
Total interest-bearing liabilities	606,235,267	$1,691,050	1.11%
Non-interest-bearing liabilities
Demand deposits	118,609,604
Other non-interest-bearing liabilities	15,924,735
Total liabilities	740,769,606
Stockholders’ equity	74,408,224
Total liabilities and stockholders’ equity	$815,177,830
Net interest income (2)		$8,612,229
Interest rate spread (2)(3)			4.29%
Net interest margin (2)(4)			4.51%

(1)	Yields are annualized and based on average daily balances.

(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a $ 40,436 adjustment for 2011.

(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.

(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

		For Nine Months Period Ended September 30, 2012
	Average Balance	Income/ Expense	Yield Rate (1)
ASSETS
Securities, at amortized cost (2)	$9,913,177	$165,080	2.22%
Loans, held for investment, net	604,386,328	25,908,574	5.73%
Loans, held for sale	267,260,682	7,546,065	3.77%
Federal funds sold	10,250,052	19,135	0.25%
Dividend-earning restricted equity securities	6,233,126	140,974	3.02%
Deposits in other banks	1,271,495	13,159	1.38%
Bank owned life insurance (2)	7,038,868	282,412	5.36%
Total earning assets	906,353,728	34,075,399	5.02%
Less: Allowance for loan losses	(10,295,651)
Nonperforming loans	6,084,456
Total non-earning assets	69,218,483
Total assets	$971,361,016
LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$39,372,951	$61,354	0.21%
Regular savings	18,903,646	63,515	0.45%
Money market savings	296,460,892	1,359,043	0.61%
Time deposits	329,093,967	2,271,783	0.92%
Total interest-bearing deposits	683,831,456	3,755,695	0.73%
Borrowings	33,759,370	569,534	2.25%
Total interest-bearing liabilities	717,590,826	$4,325,229	0.81%
Non-interest-bearing liabilities
Demand deposits	153,600,486
Other non-interest-bearing liabilities	20,729,828
Total liabilities	891,921,140
Stockholders’ equity	79,439,876
Total liabilities and stockholders’ equity	$971,361,016
Net interest income (2)		$29,750,170
Interest rate spread (2)(3)			4.22%
Net interest margin (2)(4)			4.38%

(1)	Yields are annualized and based on average daily balances.

(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a $111,109 adjustment for 2012.

(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.

(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

		For Nine Months Period Ended September 30, 2011
	Average Balance	Income/ Expense	Yield Rate (1)
ASSETS
Securities, at amortized cost (2)	$14,633,788	$148,516	1.36%
Loans, held for investment, net	567,949,788	25,592,528	6.02%
Loans, held for sale	108,944,101	3,544,481	4.35%
Federal funds sold	27,524,766	50,599	0.25%
Dividend-earning restricted equity securities	7,846,218	120,947	2.06%
Deposits in other banks	1,830,188	2,728	0.20%
Bank owned life insurance (2)	7,283,594	314,247	5.77%
Total earning assets	736,012,443	29,774,046	5.41%
Less: Allowance for loan losses	(9,164,156)
Nonperforming loans	7,279,968
Total non-earning assets	56,537,551
Total assets	$790,665,806
LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$31,197,485	$62,977	0.27%
Regular savings	19,790,952	77,214	0.52%
Money market savings	299,832,526	1,818,435	0.81%
Time deposits	227,133,450	2,915,321	1.72%
Total interest-bearing deposits	577,954,413	4,873,947	1.13%
Borrowings	13,998,742	437,659	4.18%
Total interest-bearing liabilities	591,953,155	$5,311,606	1.20%
Non-interest-bearing liabilities
Demand deposits	111,362,330
Other non-interest-bearing liabilities	14,215,538
Total liabilities	717,531,023
Stockholders’ equity	73,134,783
Total liabilities and stockholders’ equity	$790,665,806
Net interest income (2)		$24,462,440
Interest rate spread (2)(3)			4.21%
Net interest margin (2)(4)			4.44%

(1)	Yields are annualized and based on average daily balances.

(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 34%, with a $115,957 adjustment for 2011.

(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.

(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

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
RECONCILIATION OF NET INTEREST INCOME
TO TAX EQUIVALENT INTEREST INCOME

Non-GAAP	For the Three Months Ended September 30,
	2012	2011
Interest income:
Total interest income	$11,819,705	$10,192,279
Bank owned life insurance	63,161	70,564
Tax equivalent adjustment (34% tax rate)
Bank owned life insurance	32,537	36,351
Municipal securities	5,031	4,085
Adjusted income on earning assets	11,920,434	10,303,279
Interest expense:
Total interest expense	1,430,149	1,691,050
Net interest income—adjusted	$10,490,285	$8,612,229

Non-GAAP	For the Nine Months Ended September 30,
	2012	2011
Interest income:
Total interest income	$33,777,898	$29,450,686
Bank owned life insurance	186,392	207,403
Tax equivalent adjustment (34% tax rate)
Bank owned life insurance	96,020	106,844
Municipal securities	15,089	9,113
Adjusted income on earning assets	34,075,399	29,774,046
Interest expense:
Total interest expense	4,325,229	5,311,606
Net interest income—adjusted	$29,750,170	$24,462,440

Net interest income increased approximately $1.9 million in the third quarter and $5.3 million in the first nine months of 2012 compared to 2011. In the third quarter net interest income growth was the result of an increase in interest income of $1.6 million and a decrease in interest expense of $300 thousand. Year to date, interest income has increased $4.3 million and interest expense has declined $900 thousand. Asset growth, primarily in the form of loans held for sale volume in both periods presented, coupled with lower rates on our interest bearing liabilities were the source of the changes.
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

RATE / VOLUME ANALYSIS
(in thousands)

	For the Three Months Ended September 30, 2012 vs 2011			For the Nine Months Ended September 30, 2012 vs 2011

	Interest Increase (Decrease)	Change Attributable to		Interest Increase (Decrease)	Change Attributable to
		Rate	Volume		Rate	Volume
Interest income
Loans:
Commercial	$34	$(469)	$503	$703	$(1,097)	$1,800
Real Estate	(108)	(78)	(30)	(257)	(296)	39
Consumer	(79)	(37)	(42)	(130)	(40)	(90)
Loans held for sale	1,780	(184)	1,964	4,002	(525)	4,527
Total loans	1,627	(768)	2,395	4,318	(1,958)	6,276
Securities:
Federal agencies	(10)	22	(32)	(32)	33	(65)
Mortgage-backed	8	(2)	10	21	(4)	25
Municipal Securities	6	(3)	9	27	(7)	34
Other securities	—	—	—	—	—	—
Total securities	4	17	(13)	16	22	(6)
Federal funds sold	(6)	1	(7)	(31)	1	(32)
Dividend-earning restricted equity securities	—	6	(6)	20	48	(28)
Deposits in other banks	3	3	—	10	11	(1)
Bank owned life insurance	(11)	(12)	1	(32)	(22)	(10)
Total interest income	$1,617	$(753)	$2,370	$4,301	$(1,898)	$6,199

Interest expense
Deposits:
Demand	$(1)	(7)	6	$(2)	(16)	14
Money market	(150)	(122)	(28)	(459)	(439)	(20)
Savings	(4)	(1)	(3)	(13)	(10)	(3)
Time	(179)	(462)	283	(644)	(1,655)	1,011
Total deposits	(334)	(592)	258	(1,118)	(2,120)	1,002
Borrowings	73	21	52	132	(272)	404
Total interest expense	(261)	(571)	310	(986)	(2,392)	1,406
Net interest income	$1,878	$(182)	$2,060	$5,287	$494	$4,793
Non-Interest Income
Non-interest income was $26.6 million in the third quarter of 2012, an increase of $10.4 million or 63.9% over the same period in 2011. Non-interest income grew $27.1 million, or 71.5% to $64.9 million in the first nine months of 2012 compared to 2011. Mortgage banking income continues to be our primary source of non-interest income. Non-interest income for the third quarter and first nine months of 2012 and 2011 is broken out into greater detail in the following table.

NON-INTEREST INCOME

	For the Three Months Ended September 30,
	2012	2011
Mortgage banking income	$25,651,606	$15,014,519
Service charges and fees	458,572	401,035
Title company income	294,369	214,842
Bank owned life insurance income	63,161	70,562
Proceeds from bank owned life insurance	—	421,010
Investment and insurance commissions	34,826	65,298
Loss on sale of assets	(5,936)	—
Other	64,531	16,370
	$26,561,129	$16,203,636

	For the Nine Months Ended September 30,
	2012	2011
Mortgage banking income	$62,387,895	$35,223,779
Service charges and fees	1,340,188	1,212,184
Title company income	577,249	441,568
Bank owned life insurance income	186,392	207,402
Proceeds from bank owned life insurance	—	421,010
Investment and insurance commissions	66,138	237,003
Loss on sale of assets	(9,961)	—
Other	333,169	78,576
	$64,881,070	$37,821,522

Mortgage banking income represents fees from originating and selling residential mortgage loans as well as commercial mortgages through Monarch Mortgage and our wholly owned commercial mortgage banking subsidiary, Monarch Capital, LLC. In the third quarter of 2012, gross mortgage banking income increased $10.6 million or 70.8% over the third quarter in 2011. Year to date 2012, gross mortgage banking income has increased $27.2 million over 2011. The high production trend that began in the first quarter of 2012 has continued throughout the year as new home buyers and existing home owners are taking advantage of low mortgage rates. Monarch Mortgage closed 2,925 and 7,240 loans in the third quarter and first nine months of 2012, compared to 2,011 and 5,507 loans for the same respective periods in 2011. In dollars, in the first nine months of 2012 Monarch Mortgage has closed $1,938,361,559 compared to $1,303,555,656, one year prior. Home purchase loans represented 45% of total loans closed. The average closed loan amount remains in the mid to upper $200 thousand range.
Service charges and fees on deposit accounts increased $58 thousand in third quarter of 2012 compared to 2011 and $128 thousand in the first nine months of 2012 compared to 2011. The primary components of service charges and fees are non-sufficient fund and overdraft fees and ATM transaction fees. This growth is attributable to deposit growth, year over year. We have an agreement with a third-party vendor to brand ATMs in Food Lion grocery stores in southeast Virginia and northeast North Carolina. In return for supplying the cash for the machines and paying the machines’ cash servicing fees, we receive a portion of the transaction surcharge, and our customers can withdraw cash from the machines without a fee or transaction surcharge. We have 13 ATMs located at our banking center sites. Combined with our third-party vendor relationship, our network includes 56 active branded ATMs.
Through Monarch Investment, LLC, we own a 75% interest in a title company, Real Estate Security Agency, LLC (RESA), which is being treated as a consolidated entity for accounting purposes. RESA income increased $80 thousand in the third quarter of 2012, and $136 thousand in the first nine months of 2012 compared to 2011. Higher production levels and company expansion were contributing factors in income growth.
BOLI is included in the net interest income calculation for yield analysis. We purchased $6.0 million in BOLI during the fourth quarter of 2005. The income from BOLI, which is not subject to tax, decreased $7 thousand quarterly, and $21 thousand year to date, when comparing 2012 to 2011. The tax-effective income earnings were $96 thousand and $282 thousand in the third quarter and first nine months of 2012 compared to $107 thousand and $314 thousand for the same respective periods in 2011. One policy paid out in the second half of 2011, impacting interest earnings.
Investment and insurance income declined $31 thousand in the quarter and $171 thousand year to date. We have retired or sold six pieces of equipment with an original cost of $205 thousand and net depreciated value of $39 thousand. Proceeds from equipment sales were $29 thousand for a net loss of $10 thousand year to date.
Non-interest Expense
The following table summarizes our non-interest expense for the periods indicated:

NON-INTEREST EXPENSE

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Salaries and employee benefits	$7,944,646	$5,736,339	$21,669,084	$16,750,931
Commissions and incentives	14,501,486	7,912,804	33,586,352	16,946,009
Loan expense	2,226,109	1,730,472	6,025,563	4,568,811
Occupancy expenses, net of rental income	1,212,086	986,654	3,426,753	2,830,397
Furniture and equipment expense	615,028	505,840	1,714,540	1,435,010
Marketing expense	632,996	413,842	1,636,813	1,117,870
Data processing services	360,284	305,063	1,069,616	888,911
Professional fees	253,292	347,355	725,461	729,811
Telephone	263,013	213,199	713,583	584,356
FDIC Insurance	151,399	75,669	520,302	581,573
Stationery and supplies	196,415	188,753	550,514	567,685
Virginia Franchise Tax	143,852	146,212	433,917	419,330
Postage and shipping	175,714	119,909	460,672	344,975
Travel expense	120,707	50,527	287,871	170,419
ATM expense	71,453	55,433	218,043	173,593
Amortization of intangibles	44,643	44,643	133,929	133,929
Insurance expense	46,877	38,541	136,848	108,862
Title expense	36,887	31,319	75,942	66,214
Other real estate expense	31,693	81,434	55,801	194,115
Rental income, other real estate	—	—	(10,030)	—
Income on sale of other real estate, net	(57,516)	32,577	(156,625)	(43,506)
Valuation adjustments other real estate	350,000	141,380	568,500	141,380
Other	488,924	258,447	1,354,128	893,368
	$29,809,988	$19,771,412	$75,197,577	$49,959,043
Total non-interest expenses increased $10.0 million or 50.8% in the third quarter and $25.2 million or 50.5% in the first nine months of 2012 compared to 2011. Net overhead expense, which is the difference between non-interest income and non-interest expense, declined $319 thousand in the third quarter of 2012 compared to third quarter 2011, to ($3.2) million, a decrease of 8.9%, from ($3.6) million . Year to date 2012 net overhead expense has declined $1.8 million to ($10.3) million from ($12.1) million in the first nine months of 2011.
Employee compensation; in the form of salaries, benefits, commissions and incentives, represent approximately 73% of non-interest expense in 2012 compared to 67% in 2011. Our full time equivalent employees, at September 30, 2012 totaled 646 compared to 546 in 2011. Salaries and benefits continue to grow, increasing $2.2 million or 38.5% in the third quarter and $4.9 million or 29.4% in the first nine months of 2012 compared to 2011. Commissions and incentives increased $6.6 million or 83.3% in the quarter and $16.6 million or 98.2% in the first nine months of 2012. Although new regulations imposed by the Dodd-Frank Act limiting when and how commissions are paid to our mortgage sales team, have resulted in shifts between commission and salaries for some employees, the 914 increase in the number of loans closed in the third quarter and the 1,733 increase in the number of loans closed in the first nine months of 2012 compared to 2011 has resulted in increased commission. Further, new compliance requirements and growth related expansion in both our mortgage operations and the Bank’s sales team and branch staff have added to compensation expense, and higher loan origination expense.
We continue to reposition and expand our operations to enable us to better serve our clients. We opened a new full service branch and added a wealth management team in Williamsburg, Virginia in August 2012. We opened a new full service branch in Suffolk, Virginia in May 2012 and we relocated our downtown Norfolk banking office and commercial offices to the World Trade Center in September 2011. Costs associated with occupancy expense have increased due to Company growth. Marketing expense has increased as a result of an ongoing advertising campaign aimed at gaining greater recognition in the market. As part of our marketing campaign, we sponsored our second annual “Top Flight” award aimed at recognizing small businesses in the first half of 2012.
The following summary identifies, in descending order, non-interest expenses with the most significant quarter-over-quarter increase.

	Increase For the Three Months Ended September 30, 2012		Increase For the Nine Months Ended September 30, 2012
	Dollars	Percentage	Dollars	Percentage
Commissions and incentives	$6,588,682	83.3%	$16,640,343	98.2%
Salaries and employee benefits	2,208,307	38.5%	4,918,153	29.4%
Loan expense	495,637	28.6%	1,456,752	31.9%
Occupancy expense	225,432	22.8%	596,356	21.1%
Marketing expense	219,154	53.0%	518,943	46.4%
One property in other real estate was reevaluated in the third quarter of 2012 and a valuation adjustment of $350 thousand was recorded in foreclosed property expense. Year to date, valuation adjustments on other real estate total $569 thousand. In 2011 valuation adjustments for the third quarter and first nine months totaled $141 thousand. One property held in other real estate was sold in the third quarter of 2012 for a gain of $58 thousand and five properties were sold during the first nine months of 2012 for a net gain of $157 thousand. Five properties in other real estate were sold during the third quarter of 2011 for a net loss of $33 thousand. In the first nine months of 2011 ten properties were sold for a gain of $44 thousand. Expenses related to the maintenance and sale of other real estate totaled $32 thousand in the third quarter and $55 thousand in the first nine months of 2012 compared to $81 thousand and $194 thousand, for the same respective periods in 2011. We recorded $0 and $10 thousand in rental income from a lease on one of our other real estate properties in the third quarter and first nine months of 2012, respectively. No rental income was recorded on other real estate in the first nine months of 2011.
Income Taxes
Our federal income tax provision was $2.1 million in the third quarter and $4.8 million for first nine months of 2012, compared to $879 thousand and $2.4 million for the same periods in 2011. State income tax provision for the states of Maryland, North Carolina and South Carolina totaled $105 thousand and $301 thousand in the third quarter and first nine months of 2012, compared to $91 thousand and $238 thousand for the same respective periods in 2011.
BOLI income and certain municipal securities are not subject to federal income tax. In the third quarter and first nine months of 2012 tax exempt income of $73 thousand and $216 thousand, respectively, were included in income. Tax exempt income in 2011 included the addition of BOLI proceeds for tax exempt income of $500 thousand and $646 thousand in the third quarter and first nine months of 2011, respectively.
The table below presents a summary of income taxes and the effective tax rate for the third quarter and first nine months of September 2012 and 2011.

Income Tax Summary
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Income tax provision	$2,111,207	$969,166	$5,089,042	$2,650,097
Less: state tax provision	105,841	90,596	301,116	238,299
Federal tax provision	$2,005,366	$878,570	$4,787,926	$2,411,798

Net income	$6,242,099	$3,194,632	$14,822,485	$8,161,588
Federal tax free income:
BOLI	63,161	70,562	186,392	207,402
Municipal securities	9,767	7,930	29,290	17,690
Life insurance proceeds	—	421,010	—	421,010
Federal taxable income	$6,169,171	$2,695,130	$14,606,803	$7,515,486

Effective federal tax rate	32.5%	32.6%	32.8%	32.1%
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
GENERAL
Total assets were $1.1 billion at September 30, 2012, a $201.6 million or 22.2% increase compared to assets of $908.8 million at December 31, 2011. The primary source of asset growth from December 31, 2011 was our loans held for sale portfolio which increased $170.5 million or 80.6%. Loans held for investment, net, increased $19.6 million or 3.2%. Total cash and cash equivalents increased $3.1 million or 9.8%, investment securities increased $1.1 million or 12.4%, and restricted equity securities increased $1.9 million or 30.0%. Other real estate owned declined $2.1 million or 62.9% over December 31, 2011.
Our loans held for sale portfolio represents mortgage loans that have been closed and are awaiting investor funding. A majority of our mortgage loans are pre-sold. These loans typically remain on our books for thirty-five to forty-five days. However, the recent high volume at Monarch and in the market has led to a backup in the investor delivery channels, slowing that time to forty-five to sixty days. Outstanding balances, which are dependent on the current mortgage market, the timing of closings, and investor turn around, may fluctuate significantly between periods. Year to date production has been very strong, with nearly $2 billion in closed mortgage loans. Given this level of production and the slow down in delivery, outstanding balances have continued to increase between periods.
Commercial loans and commercial real estate loans have been the source of the majority of growth in our loans held for investment portfolio, increasing a combined $25.9 million. This growth has been partially offset by $9.1 million in net payouts on home equity lines and multifamily loans.
Cash and cash equivalents, which fluctuate daily based on our liquidity levels and mortgage settlement activity, increased $5.9 million over December 2011 year end. Investment securities increased $1.1 million due to security purchases. Restricted equity securities include stock in the Federal Reserve, Federal Home Loan Bank and other bankers' banks. The level of stock we retain is subject to evaluation by the various entities and may result in a periodic increase or decrease in share level. Other real estate owned declined due to the sale of four properties held on December 31, 2011 and valuation reductions on two properties. There have been two properties move to other real estate since year end 2011, one of which has been subsequently sold. There are currently only two properties in our other real estate loan portfolio.
Total liabilities were $1.0 billion at September 30, 2012, an increase of $192.9 million or 23.2% over December 31, 2011 liabilities of $831.9 million. Total deposits, which are our primary liability source, increased $147.6 million or 19.9% to $887.7 million at September 30, 2012 compared to $740.1 million at year-end 2011. Total borrowings increased $39.1 million at September 30, 2012, a 48.3% increase compared to $80.9 million at December 31, 2011.
Non-interest bearing demand deposits increased $48.2 million, or 36.0% over December 31, 2011 to $182.1 million. Money market deposits increased $44.2 million to $314.0 million at September 30, 2012, compared to $269.8 at year end 2011. Time deposits increased $51.6 million to $329.2 million compared to $277.6 million at December 31, 2011. Savings deposits increased $3.6 million to $21.5 million at September 30, 2012 and interest bearing demand accounts were level with year end 2011.

Our non-interest bearing deposits represent roughly 20.5% and 18.1% of our total deposits at September 30, 2012 and December 31, 2011, respectively. Commercial and small business checking accounts comprise the largest percentage of non-interest bearing demand deposits. At September 30, 2012, commercial and small business checking accounts which represented 85.1% of total non-interest bearing demand had grown $42.1 million, or 37.3% over balances at December 31, 2011. We are primarily a business bank and, as such, have focused our efforts on obtaining company operating accounts, which are demand deposit accounts. Attorney escrow accounts represented 9.3% of non-interest bearing deposits at September 30, 2012 and had increased $1.2 million over December 31, 2011. Escrow accounts ordinarily house real estate funds, which makes them sensitive to the growth within the real estate market. Our focus on the business sector, coupled with the growth in business operating accounts, has resulted in continued growth in demand deposits.
As of September 30, 2012, FDIC insurance on non-interest bearing accounts is unlimited due to the FDIC's Temporary Liquidity Guarantee Program which began in late 2008. This program is due to expire on December 31, 2012, at which time the FDIC insurance on non-interest bearing deposits will drop to $250 thousand. At September 30, 2012 we had 129 clients with balances in excess $250 thousand, most of which we do not consider to be sensitive to the change in insurance levels. We are currently in the process of evaluating alternative programs for those clients who are insurance sensitive. As with all changes in regulatory and and other market conditions, there is a risk that some of our depositors will elect to transfer funds to other institutions in order to be fully insured.
The composition of our interest bearing deposits have remained fairly consistent between September 30, 2012 and the year ended December 31, 2011. Interest bearing demand deposits represent 6.0% to 7.0% of interest bearing deposits. Money market and time deposits ("CDs") represent roughly 90.0% to 91.0% and savings deposits represent roughly 3.0%, of interest bearing deposits.
There has been little change, year to date in interest bearing demand deposits. Recent regulatory changes now allow banks to offer interest bearing demand accounts to all business clients; however, we do not offer such products at this time. Regular savings products offer interest to personal and business clients who are interested in saving but maintain average balances which are too low or have too frequent withdrawal activity to meet the requirements of a money market account. Savings deposits increased $3.6 million or 20.2%, compared to December 31, 2011.
Money market deposits were $314.0 million at September 30, 2012 and have increased $44.2 million over December 31, 2011. Two brokered money market deposit relationships are included in our money market totals at September 30, 2012 compared to one brokered money market deposit relationship at December 31, 2011. These two accounts totaled $35.0 million at September 30, 2012, an increase of $24.5 million over the outstanding balance of $10.5 million at year end. Excluding these accounts, non-brokered money market balances increased $19.8 million or 7.6%, when compared to December 31, 2011. We are managing money market account growth through pricing of our multi-tiered money market product, while keeping rates attractive and highly competitive in the market. Our current economic environment is still volatile enough to keep many “would be” market investors looking to the safety of insured bank deposits. Money market accounts are the most suitable product for these individuals because rates are higher than demand and savings accounts but they have withdrawal features more flexible than CDs. Therefore, our money market balances may be adversely impacted in the future when the economy is more stable and investors return to the stock market and higher, but riskier, rate alternatives.
Outstanding CDs grew $51.6 million to $329.2 million in the first nine months of 2012. Included in CDs are brokered CDs which are used along with our brokered money market accounts to fund our loans held for sale portfolio. The majority of these brokered CDs are Certificate of Deposit Account Registry Service® (“CDARS”), which are typically short term, with maturities of between 4 and 13 weeks. At September 30, 2012 $134.9 million of the $145.4 million in brokered CDs were CDARS. At December 31, 2011 $76.3 million of the $96.7 million in brokered CDs were CDARs. This represents a $48.7 million increase in total brokered CDs, but a $58.6 increase in CDARS. Our loans held for sale portfolio has grown $170.5 million over the same time period. The short term nature of CDARS allow us to respond quickly to funding fluctuations in our loans held for sale portfolio, thereby minimizing their impact on liquidity and funds management. Our remaining CD portfolio has shown only marginal growth, by design. CD shoppers typically expect a combination of higher interest rates and longer balance lock periods. With rates expected to remain low for an extended period, we have focused on relationship pricing for CDs. Non- clients receive lower rates for CDs than existing clients, thereby encouraging relationships which are beneficial to both the Bank and our clients.
We utilize brokered deposits and borrowings to fund our loans held for sale portfolio. Excluding brokered deposits, our remaining deposits totaled $707.3 million at September 30, 2012 and $632.8 million at December 31, 2011 for loans held for investment to deposit ratios of 88.7% and 96.0% for the same periods, respectively.
Stockholders’ equity was $85.5 million at September 30, 2012, compared to $76.8 million at December 31, 2011. Components of the increase in stockholders’ equity include net income of $9.7 million, decrease in unrealized losses in other comprehensive income of $145 thousand, stock based compensation expense totaling $263 thousand, exercised stock options and related deferred tax benefit of $226 thousand, preferred stock dividend payments of $1.2 million, common stock dividend payments of $841 thousand, contributions from non-controlling interests of $980 thousand and distributions to non-controlling interests of $656 thousand.
Loans Held for Investment
Our lending activities are our principal source of income. Loans held for investment, net of unearned income, grew $19.6 million or 3.2% in the first nine months of 2012. Our allowance for loan losses increased $960 thousand and our net charge offs were $733 thousand for the quarter and $3.4 million, year to date.
The following table provides a breakdown, by segment of our loans held for investment at September 30, 2012 and December 31, 2011.
LOANS HELD FOR INVESTMENT

	September 30, 2012	December 31, 2011
Commercial	$93,281,987	$81,209,758
Real estate
Construction	140,886,935	139,255,002
Residential (1-4 family)	87,125,670	85,750,291
Home equity lines	73,250,165	74,870,706
Multifamily	19,191,648	26,710,732
Commercial	210,033,213	196,198,979
Real estate subtotal	530,487,631	522,785,710
Consumers
Consumer and installment loans	3,298,090	3,548,466
Overdraft protection loans	49,049	58,232
Loans to individuals subtotal	3,347,139	3,606,698
Total gross loans	627,116,757	607,602,166
Unamortized loan costs, net of deferred fees	139,526	10,280
Loans held for investment, net of unearned income	627,256,283	607,612,446
Allowance for loan losses	(10,890,000)	(9,930,000)
Total net loans	$616,366,283	$597,682,446
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
5 Acceptable with care
The following is a breakdown between pass and watch list loans at September 30, 2012 and December 31, 2011. There were no loans risk graded Doubtful (8) or Loss (9) included in our portfolio at September 30, 2012 or December 31, 2011.

PASS AND WATCH LIST LOANS

	September 30, 2012
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$88,524,371	$—	$4,757,616	93,281,987	3.79
Real estate
Construction	131,506,565	4,104,694	5,275,676	140,886,935	4.04
Residential (1-4 family)	80,508,781	1,155,288	5,461,601	87,125,670	4.28
Home equity lines	72,054,926	887,030	308,209	73,250,165	4.08
Multifamily	16,961,601	—	2,230,047	19,191,648	3.91
Commercial	205,221,444	794,428	4,017,341	210,033,213	3.90
Real estate subtotal	506,253,317	6,941,440	17,292,874	530,487,631	4.03
Consumers
Consumer and installment loans	3,282,280	—	15,810	3,298,090	4.04
Overdraft protection loans	49,049	—	—	49,049	4.07
Loans to individuals subtotal	3,331,329	—	15,810	3,347,139	4.04
Total gross loans	$598,109,017	$6,941,440	$22,066,300	627,116,757	3.99

	December 31, 2011
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$72,166,118	$3,073,611	$5,970,029	$81,209,758	4.06
Real estate
Construction	124,747,757	495,479	14,011,766	139,255,002	4.08
Residential (1-4 family)	75,240,661	1,259,491	9,250,139	85,750,291	4.43
Home equity lines	71,487,540	2,229,059	1,154,107	74,870,706	4.12
Multifamily	24,408,006	—	2,302,726	26,710,732	3.82
Commercial	187,102,529	1,518,206	7,578,244	196,198,979	4.06
Real estate subtotal	482,986,493	5,502,235	34,296,982	522,785,710	4.12
Consumers
Consumer and installment loans	3,528,102	—	20,364	3,548,466	3.78
Overdraft protection loans	58,232	—	—	58,232	4.07
Loans to individuals subtotal	3,586,334	—	20,364	3,606,698	3.78
Total gross loans	$558,738,945	$8,575,846	$40,287,375	$607,602,166	4.11
Additional regulatory guidance with regard to the specifications of the special mention (6) risk grade, stipulates that loans with this risk grade be treated as transitory and should not remain special mention for more than one year. We continue to monitor and evaluate loans in our special mention risk grade on a monthly basis.
We do not have any potential problem loans which have not been evaluated and disclosed at September 30, 2012 or December 31, 2011. We evaluate the collectability of both principal and interest when assessing the need for a loss accrual. (For additional discussion on this evaluation refer to Note 1 and Note 3 of our 2011 Annual Report on Form10-K and 10-K/A.)
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
During the third quarter ended September 30, 2012, we recorded $898,598 in provision for loan losses compared to $1,738,821 for the same period in 2011. We recorded $4,313,677 in provision for loan losses in the first nine months of 2012 compared to $3,839,971 in 2011. Based on the current economic environment and the composition of our loan portfolio, the level of our charged-off loans combined with our peer bank loss experience, we considered this provision to be a prudent allocation of funds for our loan loss allowance.
Loans charged off during third quarter and first nine months of 2012 totaled $822,799 and $3,720,387, respectively compared to $958,198 and $3,092,555 for the same periods in 2011. Recoveries totaled $90,201 and $366,710 in the third quarter and first nine months of 2012 compared to $40,377 and $515,784 for the same periods, respectively, in 2011. The ratio of net charge-offs to average outstanding loans for the third quarter and first nine months of 2012 was 0.12% and 0.55%, respectively, compared to 0.16% and 0.45% in 2011. A total of $2,346,933 in specific reserves were included in our December 31, 2011 loan loss allowance for loans charged off in the first nine months of 2012. Specific reserves totaling $1,077,372 were included in our December 31, 2010 loan loss allowance for loans charged off in the first nine months of 2011.
In the third quarter of 2012, approximately $357 thousand in loans charged off were related to failed real estate projects, approximately $198 thousand in loans charged off were related to failed business activities, and the remaining $268 thousand was related to a residential property. In the third quarter of 2011, approximately $103 thousand in loans charged off were related to failed real estate projects, approximately $669 thousand in loans charged off were related to failed business activities and the remaining $185 thousand were related to residential properties.
In the first nine months of 2012, approximately $1.5 million in loans charged off were related to failed real estate projects, approximately $1.6 million in loans charged off were related to failed business activities and approximately $648 thousand were related to residential properties. In the first nine months of 2011, approximately $1.1 million in loans charged off were related to failed real estate projects, $839 thousand were related to failed business activities and the remaining $1.1 million were related to residential properties.
The allowance for loan losses totaled $10,890,000 at September 30, 2012, an increase of $960,000 or 9.7% over December 31, 2011. The ratio of the allowance to loans held for investment, less unearned income, was 1.74% at September 30, 2012, and 1.63% at December 31, 2011. We believe that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in our loan portfolio at September 30, 2012. The allowance to loans ratio is supported by the level of non-performing loans, the seasoning of the loan portfolio, and the experience of the lending staff in the market.

LOAN LOSS ALLOWANCE AND LOSS EXPERIENCE

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Balance, beginning of period	$10,724,000	$9,480,000	$9,930,000	$9,037,800
Loans charged-off
Commercial	(163,800)	(46,150)	(380,781)	(74,870)
Real estate
Construction	(169,795)	—	(532,502)	(798,943)
Residential (1-4 family)	(187,060)	(374,768)	(2,171,031)	(641,952)
Home equity lines	(268,129)	(537,280)	(602,058)	(1,576,790)
Multifamily	—	—	—	—
Commercial	(34,015)	—	(34,015)	—
Consumers			—
Consumer and installment loans	—	—	—	—
Overdraft protection loans	—	—	—	—
Loans charged-off total	(822,799)	(958,198)	(3,720,387)	(3,092,555)
Recoveries
Commercial	9,358	4,157	47,275	14,773
Real estate
Construction	10,440	511	118,862	1,750
Residential (1-4 family)	48,467	30,582	141,020	182,169
Home equity lines	21,322	4,113	57,334	306,471
Multifamily	—	—	—	—
Commercial	—	10	119	10
Consumers
Consumer and installment loans	614	614	1,842	8,833
Overdraft protection loans	—	390	258	1,778
Loan recoveries total	90,201	40,377	366,710	515,784
Net Charge Offs	(732,598)	(917,821)	(3,353,677)	(2,576,771)
Provisions charged to operations	898,598	1,738,821	4,313,677	3,839,971
Balance, end of period	$10,890,000	$10,301,000	$10,890,000	$10,301,000

A summary of our allowance as of September 30, 2012 and December 31, 2011 by segment is as follows:
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	September 30, 2012
	Amount	Percentage of loans in each category to total loans
Commercial	$2,817,968	14.9%
Real estate
Construction	1,827,478	22.4%
Residential (1-4 family)	1,480,829	13.9%
Home equity lines	1,068,474	11.7%
Multifamily	277,328	3.1%
Commercial	2,651,446	33.5%
Consumers
Consumer and installment loans	31,941	0.5%
Overdraft protection loans	487	—%
Unallocated	734,049	n/a
	$10,890,000	100.0%
Total loans held for investment outstanding *	$627,256,283
Ratio of allowance for loan losses to total loans held for investment	1.74%

	December 31, 2011
	Amount	Percentage of loans in each category to total loans
Commercial	$1,946,528	13.4%
Real estate
Construction	1,426,135	22.9%
Residential (1-4 family)	2,733,263	14.1%
Home equity lines	1,070,309	12.3%
Multifamily	345,770	4.4%
Commercial	2,223,506	32.3%
Consumers
Consumer and installment loans	27,099	0.6%
Overdraft protection loans	4,370	—%
Unallocated	153,020	n/a
	$9,930,000	100.0%
Total loans held for investment outstanding *	$607,612,446
Ratio of allowance for loan losses to total loans held for investment	1.63%

*	Total loans held for investment outstanding includes unamortized loan costs, net of deferred fees of $139,526 at September 30, 2012 and $10,280 at December 31, 2011.

The unallocated portion of the allowance for loan losses increased between December 31, 2011 and September 30, 2012 by approximately $581 thousand. The ratio of allowance for loan losses to total loans held for investment was 1.74% at September 30, 2012 compared to 1.73% at September 30, 2011 and 1.63% at December 31, 2011. With gross charge-offs in the quarter ended September 30, 2012 in excess of to the provision in the quarter, it is management's belief that, although the unallocated portion has risen, the current reserve level is warranted. The economy is still very fragile and signs of economic stress in the market are still present.

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
Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings. Non-performing assets at September 30, 2012 and December 31, 2011 are presented below.

 NON-PERFORMING ASSETS

	Non-Performing Loans
	Over 90 Days and Accruing	Nonaccrual Loans	Accruing Restructured Loans	Total Non-Performing Loans	Other Real Estate Owned	Total Non-Performing Assets

September 30, 2012
Commercial	$—	$1,117,265	$—	$1,117,265	$—	$1,117,265
Real estate
Construction	—	768,961	—	768,961	—	768,961
Residential (1-4 family)	—	1,319,301	88,830	1,408,131	1,250,000	2,658,131
Home equity lines	—	599,482	—	599,482	—	599,482
Multifamily	—	—	—	—	—	—
Commercial	—	195,074	—	195,074	—	195,074
Consumers
Consumer and installment loans	—	15,810	—	15,810	—	15,810
Overdraft protection loans	—	—	—	—	—	—
Total	$—	$4,015,893	$88,830	$4,104,723	$1,250,000	$5,354,723

December 31, 2011
Commercial	$39,018	$1,654,635	$—	$1,693,653	$—	$1,693,653
Real estate
Construction	—	128,723	—	128,723	80,000	208,723
Residential (1-4 family)	138,562	1,327,452	—	1,466,014	3,288,700	4,754,714
Home equity lines	—	856,932	—	856,932	—	856,932
Multifamily	—	—	—	—	—	—
Commercial	—	229,088	—	229,088	—	229,088
Consumers
Consumer and installment loans	—	20,365	—	20,365	—	20,365
Overdraft protection loans	—	—	—	—	—	—
Total	$177,580	$4,217,195	$—	$4,394,775	$3,368,700	$7,763,475

	September 30, 2012	December 31, 2011
Asset Quality Ratios:
Nonperforming loans to period end loans	0.65%	0.72%
Nonperforming assets to period end assets	0.48%	0.85%
Allowance for loan losses to nonperforming loans	265.30%	225.95%
Restructured loans are loans for which it has been determined the borrower will not be able to perform under the original terms of the loan agreement and a concession has been made to those terms that would not otherwise have been considered. If the value of a restructured loan is determined to be less than the recorded investment in the loan, a valuation allowance is created with a corresponding charge-off and any collection of interest and principal are recorded as recoveries to the allowance for loan losses until all charged-off balances are fully recovered. Measurement of the value of a restructured loan is generally based on the present value of expected future cash flows discounted at the loan’s effective interest rate, unless in the case of collateral-dependent loans, the observable market price, or the fair value of the collateral can be readily determined. Restructured loans are reevaluated periodically and additional adjustments to the carrying value may be made. In addition, if it is determined the borrower is unable to perform under the modified terms, further steps, such as a full charge-off or foreclosure may be taken. We did not have any commitments to lend additional funds on restructured loans at September 30, 2012 or December 31, 2011.
TROUBLED DEBT RESTRUCTURING

	Commercial	Residential 1-4 Family	Real Estate Construction	Total

September 30, 2012
Balance beginning of the period	$632,670	$103,189	$—	$735,859
Investment in restructured loans
Additions (payments received) during the period	(15,276)	(14,359)	—	(29,635)
Charge-off during the period	—	—	—	—
Moved to other real estate	—	—	—	—
Valuation allowance for restructured loans included in charged-off loans	—	—	—	—
Additions during the period	—	—	—	—
Restructured loans included in impaired loans end of the period	$617,394	$88,830	$—	$706,224

December 31, 2011
Balance beginning of the period	$182,000	$124,623	$—	$306,623
Investment in restructured loans
Additions (payments received) during the period	632,670	(21,434)	—	611,236
Charge-off during the period	—	—	—	—
Moved to other real estate	(182,000)	—	—	(182,000)
Valuation allowance for restructured loans included in charged-off loans	—	—	—	—
Additions during the period	—	—	—	—
Restructured loans included in impaired loans end of the period	$632,670	$103,189	$—	$735,859

Recoveries of charged-off balance
September 30, 2012	$—	$—	$—	$—
December 31, 2011	$—	$—	$—	$—
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
OTHER REAL ESTATE

	September 30, 2012
	Balance	Number
January 1,	$3,368,700	6
Balance moved into other real estate	476,000	2
	3,844,700	8
Write down of property charged to operations	(568,500)
Payments received after foreclosure	—
Properties sold	(2,026,200)	(6)
Balance September 30, 2012	$1,250,000	2
Gross gains of sale of other real estate	$166,655
Gross losses on sale of other real estate	—
Write down of property charged to operations	(568,500)
Net gain (loss) on other real estate	$(401,845)

	December 31, 2011
	Balance	Number
January 1,	$1,744,700	5
Balance moved into other real estate	5,359,004	15
	7,103,704	20
Write down of property charged to operations	(574,192)
Payments received after foreclosure	—
Properties sold	(3,160,812)	(14)
Balance December 31, 2011	$3,368,700	6
Gross gains of sale of other real estate	$195,533
Gross losses on sale of other real estate	(145,813)
Write down of property charged to operations	(574,192)
Net gain (loss) on other real estate	$(524,472)

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
Cash, cash equivalents and federal funds sold totaled $34.9 million as of September 30, 2012 compared to $31.7 million as of December 31, 2011. At September 30, 2012, cash, securities classified as available for sale and federal funds sold were $45.2 million or 4.3% of total earning assets, compared to $40.9 million or 3.5% of total earning assets at December 31, 2011.
In the course of operations, due to fluctuations in loan and deposit levels, we occasionally find it necessary to purchase federal funds on a short-term basis. We maintain unsecured federal funds line arrangements with six other banks, which allow us to purchase funds totaling $54.5 million. These lines mature and re-price daily. At September 30, 2012 and December 31, 2011, we had $0 in federal funds purchased.
We have access to the Federal Reserve Bank of Richmond’s discount window should a liquidity crisis occur. We have not used this facility in the past and consider it a backup source of funds.
We are also members of the Promontory Network and have access to a program through their Certificate of Deposit Account Registry Service® (“CDARS”) to use their CDARS One Way BuySM to purchase cost-effective funding without collateralization (and in lieu of generating funds through “traditional” brokered CDs or the Federal Home Loan Bank). These funds are accessed through a weekly auction. The auction typically takes place on Wednesdays, with next day settlement. There are seven maturities available ranging from 4 weeks to 5 years. If we are allotted funds in the auction, we incur no transaction fees or commissions. Although the process to compete for these deposits is different from the process for traditional brokered CDs, they are still considered brokered for Call Report purposes. These funds, which are included in our Jumbo CDs, are subject to discretionary limitations on volume that we normally would impose on traditional brokered deposits. Based on our “well capitalized” status, we are able to draw up to 30% of assets or $333.1 million from this program at September 30, 2012. We had $134.9 million on our balance sheet from this program at September 30, 2012 and $76.2 million at December 31, 2011.
We have lines of credit with the Federal Home Loan Bank of Atlanta (“FHLB”) that can equal up to 30% of our assets. Our primary line of credit (Primary) totaled approximately $78.2 million with $6.4 million available at September 30, 2012. This line is currently reduced by $8.0 million, which has been pledged as collateral for public deposits.
In February 2009, we negotiated an additional line of credit with FHLB which is secured by a portion of our loans held for sale (“LHFS”). We pledge these loans, which have been sold to FHLB approved investors, as collateral. In return, we are allowed to borrow up to 78% of these loans for 120 days. The investor remits the proceeds for the purchased loans directly to FHLB, which then releases the collateral pledged. At September 30, 2012, we had assets pledged totaling $192.6 million with an outstanding advance of $33.2 million and $159.4 million available for additional funding.
Borrowings outstanding under the combined FHLB lines of credit were $105.0 million at September 30, 2012 and $70.9 million at December 31, 2011. We had the following borrowing advances under our Primary line outstanding as of September 30, 2012 with the following final maturities:

Advance Amount	Expiration Date
$1,300,455	9/28/2015
70,500,000	9/10/2013
$71,800,455
The advance maturing in 2015 is a principal reducing credit that matures on September 28, 2015. Terms include 39 quarterly principal payments of $25 thousand beginning December 2005, with a final payment of $1.0 million in September 2015. We are utilizing this advance to match-fund several long term fixed rate loans. The interest rate for this advance is fixed at 4.96%.
The advance maturing September 10, 2013 is from our daily investment account and carries a variable rate that changes daily. The interest rate on September 30, 2012 was 0.36%.
We had the following borrowing advances under our LHFS line. This advance is paid down as investor payments for pledged loans are received. The advance carries a variable rate that changes daily. The interest rate on September 30, 2012 was 0.86%.

Advance Date	Current Balance	Original Balance
9/20/2012	$33,226,773	$56,000,000

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
Off-Balance Sheet Arrangements
We enter into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions recognized as of September 30, 2012 and December 31, 2011 were a line of credit to secure public funds and commitments to extend credit and standby letters of credit issued to customers. The line of credit to secure public funds was from the Federal Home Loan Bank for $8 million at September 30, 2012 and December 31, 2011.
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
Commitments to extend credit, amounted to $274.9 million at September 30, 2012 and $346.9 million at December 31, 2011, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
We did not have any outstanding commitments to purchase securities on September 30, 2012 or December 31, 2011.
Standby letters of credit are conditional commitments we issue guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. We had $18.2 million in outstanding standby letters of credit at September 30, 2012 and $16.3 million at December 31, 2011.
We have forty-one non-cancellable leases for premises. The original lease terms are from one to fifty years and have various renewal and option dates.
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
The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the Bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. At September 30, 2012, the amount available was approximately $15.2 million. We currently pay a quarterly dividend on our series B noncumulative, perpetual preferred stock of 7.8%, or $0.4875 per share per quarter. We paid our first common stock dividend in 2010. We began paying quarterly dividends on our common stock in the first quarter of 2012. We paid semi-annual dividends on our common stock in 2011. Below is a table of our dividend history.
In June 2012, we received approval from the Securities and Exchange Commission to begin a Dividend Reinvestment Program ("DRP"). The DRP, which is available to existing shareholders, allows for dividends to be reinvested in Monarch stock. In addition, shareholders may purchase additional shares on a quarterly basis.
COMMON STOCK DIVIDENDS

Payment Date	Per Share Dividend	Total Dividend
2012
February 28, 2012	$0.04	$240,000
May 31, 2012	$0.05	$299,174
August 31, 2012	$0.05	$302,161
2011
June 22, 2011	$0.08	$477,227
November 30, 2011	$0.08	$475,531
Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2012, the Bank meets all capital adequacy requirements to which it is subject.
As of September 30, 2012, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. The Bank’s actual capital amounts and ratios are also presented in the table as of September 30, 2012 and December 31, 2011.

RISK BASED CAPITAL

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
	(Dollars in Thousands)
As of September 30, 2012
Total Risk-Based Capital Ratio
Consolidated company	$103,385	12.49%	$66,219	8.00%	N/A	N/A
Bank	$109,402	13.23%	$66,154	8.00%	$82,692	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated company	$93,031	11.24	$33,107	4.00%	N/A	N/A
Bank	$99,048	11.98%	$33,071	4.00%	$49,607	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated company	$93,031	8.99	$41,393	4.00%	N/A	N/A
Bank	$99,048	9.57%	$41,399	4.00%	$51,749	5.00%
(Tier 1 Capital to Average Assets)
As of December 31, 2011
Total Risk-Based Capital Ratio
Consolidated company	$94,491	12.96%	$58,328	8.00%	N/A	N/A
Bank	$90,943	12.50%	$58,204	8.00%	$72,754	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated company	$85,360	11.71%	$29,158	4.00%	N/A	N/A
Bank	$81,826	11.24%	$29,120	4.00%	$43,679	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated company	$85,360	9.88%	$34,559	4.00%	N/A	N/A
Bank	$81,826	9.48%	$34,526	4.00%	$43,157	5.00%
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
MONARCH FINANCIAL HOLDINGS, INC.

/s/ Brad E. Schwartz	Date: November 9, 2012
Brad E. Schwartz Chief Executive Officer
/s/ Lynette P. Harris.	Date: November 9, 2012
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

Date: November 9, 2012                    /s/ Brad E. Schwartz _______________
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

Date: November 9, 2012                    /s/ Lynette P. Harris. ___________________
Lynette P. Harris
Executive Vice President & Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Monarch Financial Holdings, Inc. (the "Company") for the period ending September 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on their knowledge and belief:
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

Date: November 9, 2012