Form 10-K
period 2012-12-31
Monarch Financial Holdings, Inc.
filed 2013-03-28
CIK 1364856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________________
FORM 10-K
 _______________________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
Commission File No. 001-34565
 _______________________________________________
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
None.
_______________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 was approximately $59,390,000.
The number of shares of common stock outstanding as of March 28, 2013 was 10,395,573.
_______________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

MONARCH FINANCIAL HOLDINGS, INC.
FORM 10-K

PART I

Item 1.	Business.
Monarch Financial Holdings, Inc. (sometimes referred to herein as the “Company” or “Monarch”) is a Virginia-chartered bank holding company headquartered in Chesapeake, Virginia engaged in commercial and retail banking, investment and insurance sales, and mortgage origination and brokerage. We conduct our operations through our wholly-owned subsidiary, Monarch Bank (sometimes referred to herein as the “Bank”), and its two wholly-owned subsidiaries, Monarch Investment, LLC and Monarch Capital, LLC. We also do business in some markets as OBX Bank, Monarch Bank Private Wealth, Monarch Mortgage and under various names via joint ventures with other partners.
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
Monarch Bank serves the needs of local businesses, professionals, corporate executives and individuals in the Hampton Roads area of Southeastern Virginia and the Outer Banks region of Northeastern North Carolina. We operate eleven banking offices, fifteen residential mortgage offices and one investment services office in the cities of Chesapeake, Norfolk Suffolk, Williamsburgs and Virginia Beach, Virginia. We have two full-service banking offices operating under the name “OBX Bank” and two residential mortgage offices operating under the name of “OBX Bank Mortgage” in the Outer Banks region of Northeastern North Carolina in the towns of Kitty Hawk and Nags Head. We also operate twenty-eight additional residential mortgage offices outside of our primary banking market area.
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
Banking
Monarch operates in several integrated lines of business. Our Business Banking Group has been a core line of business since we opened. This group supports our business/commercial clients and offers both secured and unsecured commercial loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and the purchase of equipment and machinery, as well as loans secured by commercial real estate. This group also originates business deposits and related services. We have Business Banking groups in Chesapeake, Norfolk, Suffolk, Williamsburg,Virginia Beach and the Outer Banks, each led by a Market President.
Our Real Estate Finance Group has been a core line of business since we opened. This group provides the delivery of residential real estate construction, acquisition and development loans, with the majority of its focus in the 1-4 family residential markets of Hampton Roads and Northeastern North Carolina. This group supports this type of banking in all of our current markets.
Monarch has a Commercial Real Estate Finance Group specializing in underwriting commercial real estate loans, which are either financed for our balance sheet or brokered to other investors. Non-owner occupied income producing real estate loans require a specialized approach to underwriting, structuring, and pricing. We formed this group to ensure proper risk management and customer relationships are retained with those clients that expect an experienced and well equipped banking platform. Our Commercial Real Estate Finance Group supports this type of banking in all our markets.

Our newly formed Private Wealth Group specializes in serving the needs of high net worth individuals. This group is currently focused on the Williamsburg and Peninsula markets. In addition to private banking and financial planning, the Bank's affiliation with Raymond James Financial Services, Inc. allows us to offer comprehensive investment and trust services.

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
Monarch offers other services which include investment advisory services, insurance sales, safe deposit boxes, check and bankcard services, online banking services, direct deposit of payroll and social security checks and automatic drafts for various accounts. We offer our clients access to their accounts and our banking services utilizing traditional in-office transactions as well as internet banking, remote deposit capture, online cash management, and through more than 50 automated teller machines (ATMs) located throughout South Hampton Roads and Northeastern North Carolina.
Monarch Investment, LLC, a wholly-owned subsidiary of Monarch Bank, offers investment advisory services through licensed investment advisors and its agreement with Raymond James Financial Services, Inc. Monarch Investment, LLC also has ownership interests in several subsidiaries. Monarch Investment, LLC owns a minority stockholder interest in Infinex Financial, LLC, a broker-dealer located in Meriden, Connecticut. Monarch Investment also owns a minority interest in Bankers Insurance, LLC, a joint venture with the Virginia Bankers’ Association and many other community banks in Virginia. This insurance agency offers a full line of commercial and personal lines of insurance to the general public and to our clients.
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
Mortgage originations and sales have become a major source of revenue and net income for the Company since the formation of Monarch Mortgage in 2007, with significant growth in 2008 through 2012 due to a low interest rate environment coupled with government stimulus to the mortgage marketplace. We manage the majority of our interest rate risk by locking in the interest rate for each mortgage loan with our correspondents and borrowers at the same time. When markets are favorable, a small portion of our mortgage loans may be included in a mandatory delivery program which utilizes pairing of agency securities with pool of loans to manage interest rate risk. We do not currently have any loans in a mandatory delivery program.

As a mortgage lender, Monarch Mortgage underwrites mortgage loans for our clients to be sold in the secondary market or booked on our balance sheet. Monarch Mortgage currently has offices with locations in Alexandria, Chesapeake, Fairfax, Fredericksburg, Manassas, Midlothian, Newport News, Norfolk, Oakton, Reston, Richmond, Suffolk, Virginia Beach and Woodbridge, Virginia; Annapolis, Bowie, Crofton, Dunkirk, Frederick, Greenbelt, Rockville, Towson and Waldorf, Maryland; Charlotte, Elizabeth City, Kitty Hawk, Mooresville, Southport and Wilmington, North Carolina; and Greenwood, South Carolina. Monarch Mortgage originates and sells loans under two different financial models. All the offices in Maryland, and the majority of the offices in Northern Virginia, North Carolina and South Carolina, operate as fee-based offices, with each office paying a per loan processing fee along with a percentage of net income to Monarch Mortgage, with the remaining net income or loss of each office the responsibility of each office’s manager or management team. The fee-based office model allows Monarch Mortgage to attract quality entrepreneurial leaders focused on their bottom line. The loan fees from these operations lower the cost basis and break-even volume for the Virginia operations while reducing the downside risk of startup and operating losses. The remaining Virginia and OBX Bank mortgage offices are traditional operations with the profits and losses accruing to Monarch Mortgage.
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

Our Market Areas
Banking
Monarch operates in the Virginia Beach-Norfolk-Newport News, VA-NC MSA, more commonly known as Greater Hampton Roads. The Greater Hampton Roads area includes the cities of Virginia Beach, Norfolk, Newport News, Williamsburg, Chesapeake, Hampton, Portsmouth and Suffolk, and is the 2nd largest MSA in Virginia and the 8th largest MSA in the Southeast with a population of approximately 1.7 million people as of July 2011. Greater Hampton Roads has a diversified economy that includes military, tourism, government, education, shipping, healthcare and professional services which has resulted in lower unemployment rates when compared to the overall United States. As of December 2012, the unemployment rate for the Greater Hampton Roads area was 6.0% compared to 7.8% for the U.S. and on November 2011 the unemployment rate for the Greater Hampton Roads area was 7.0% compared to 8.6% for the U.S.
Our primary market areas are South Hampton Roads, which includes the cities of Virginia Beach, Norfolk, Chesapeake, Portsmouth and Suffolk, Virginia and the Outer Banks region of Northeastern North Carolina, which is comprised of Currituck and Dare counties. We have recently expanded to Newport News and Williamsburg, Virginia in the western portion of Hampton Roads. We believe the economic conditions encountered in the cities we serve, including the level of home purchases and sales, are consistent with those encountered in Greater Hampton Roads as a whole.
Hampton Roads, with a population of over 1.7 million people as of July 2010, is the 36th largest metropolitan area in the United States. With one of the world's largest natural harbors, the area has a significant military presence. All members of the U.S. armed forces are represented at military installations in the area, most notably the largest naval base in the world, the Naval Station Norfolk. Norfolk is also the home of the Port of Hampton Roads, the third largest volume port on the East Coast in terms of general cargo. The presence of the military and port provide stability to the market and help the area weather market downturns in other sectors of the local economy. Hampton Roads is also home to many historical sites due to its rich history and the role the area played in the founding of the nation. We currently concentrate our operations and have banking offices in Chesapeake, Virginia Beach, Norfolk, Williamsburg and Suffolk, Virginia.

•
Chesapeake – Chesapeake’s estimated population was 225,050 as of July 1, 2011. It is one of the 100 largest cities in the United States and the third largest city by population and the second largest city by land mass, in Virginia. Chesapeake’s median household income is $68 thousand. Chesapeake’s major industries include manufacturing, maritime and military related industries, oil and petroleum businesses, and an increasing number of back office service and support centers. Our headquarters is located in Chesapeake, in addition to two banking offices, one investment office and one mortgage office.

•
Newport News - with an estimated population of 179,611 as of July 1, 2011 is home to a large military presence, shipbuilding and aerospace industries. Newport News is a maritime city, with a large marine terminal and Northrop Grummon Shipbuilding, its largest employer. The median household income is $50 thousand. We currently operate a loan production and mortgage office in the Oyster Point area of Newport News, with plans to open a full service banking office in the future.

•
Norfolk – with an estimated population of 242,628 as of July 1, 2011, is the second largest city by population in Virginia. Norfolk is a cultural, industrial, business and medical center which is known for its large natural harbor and hosts the area’s international airport. Norfolk’s median household income is $43 thousand. We operate two banking offices and two mortgage offices in the city of Norfolk.

•
Suffolk – with an estimated population of 84,930 as of July 1, 2011, is the largest city by land mass in Hampton Roads. Suffolk’s economy is a diverse mixture of agriculture and manufacturing, industrial and retail businesses. The median household income is $65 thousand. We currently operate a banking and a mortgage office in the southwest area of Suffolk.

•
Virginia Beach – with an estimated population of 442,707 as of July 1, 2011, is the most populous city in Virginia and the 39th largest city in the United States. Virginia Beach’s median household income is $65 thousand. Virginia Beach’s major industries include tourism, retail and wholesale trade, light manufacturing and military related industries. Virginia Beach demographics make it an attractive market for banking services. We operate five banking offices and two mortgage offices in the Hilltop, Kempsville, Lynnhaven, Oceanfront and Town Center areas of Virginia Beach.

•
Williamsburg/ James City County - with an estimated population of 68,874 as of January 1, 2012, is a county rich in history. Formed in 1634, James City County is home to Colonial Williamsburg, Virginia's largest tourist attraction. With its growing population, concentration of scientists and engineers the County is attractive to businesses including defense contractors, Jefferson Laboratory and NASA. Its rich history has created a strong tourism presence in the form of Historic Williamsburg, Busch Gardens Williamsburg theme park, the Williamsburg Pottery Factory and the Kingsmill Resort. The median household income is $74 thousand. We currently operate a banking and private wealth office in the Newtown area of Williamsburg.

The Outer Banks region primarily consists of Currituck and Dare counties on North Carolina’s northeast coast and is a natural extension of our South Hampton Roads market. Currituck County is a part of the Virginia Beach-Norfolk-Newport News, VA-NC MSA. We operate two banking offices under the name “OBX Bank” in the town of Kitty Hawk and Nags Head, North Carolina, both in Dare County and one mortgage office under the name "OBX Mortgage" .

•
Currituck County – has a population of 23,547 as of July 1, 2010, has experienced total population growth of 29.5% and is the 72nd fastest growing county in the United States. Currituck County has a median household income of $51 thousand.

•
Dare County – has a population of 33,920 as of July 1, 2010, has experienced total population growth of 13.2% since 2000. Dare County has a median household income of $54 thousand, with over 50% of the housing stock as vacation rentals.

Mortgage Banking
Our mortgage offices outside of the Hampton Roads and Outer Banks markets are all located for the convenient delivery and sales of residential mortgage loans. We have additional mortgage offices in Annapolis, Bowie, Crofton, Dunkirk, Frederick, Greenbelt, Rockville (2), Towson, and Waldorf, Maryland; Charlotte (2), Elizabeth City, Kitty Hawk, Mooresville, Nags Head, Southport and Wilmington, North Carolina; Greenwood, South Carolina; Fairfax, Fredericksburg, Manassas, Midlothian, Oakton, Reston, Richmond and Woodbridge, Virginia.
Employees
As of February 15, 2013, the Company and its subsidiaries had six hundred, forty-five (645) full-time and eighteen (18) part-time employees. None of our employees are represented by any collective bargaining agreements, and relations with employees are considered excellent.
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
We have written policies and procedures to help manage credit risk. We utilize an outside third party loan review process that includes annual portfolio reviews to establish loss exposure and to ascertain compliance with our loan policy.

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
Commercial Real Estate Lending
Commercial real estate loans are secured by various types of commercial real estate in our market area, including multi-family residential buildings, commercial buildings and offices, shopping centers and churches. Commercial real estate lending entails significant additional risks, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy in general. Our commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, cash flow, prior credit history and reputation. We also evaluate the location of the property and typically require personal guarantees or endorsements of the borrower’s principal owners.
Business Lending
Business loans generally have a higher degree of risk than residential mortgage loans but typically have higher yields. To manage these risks, we generally obtain appropriate collateral and personal guarantees from the borrower’s principal owners and monitor the financial condition of our business borrowers. Business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for business loans may depreciate over time and generally cannot be appraised with as much precision as other forms of collateral.
Consumer Lending
We offer various consumer loans, including personal loans and lines of credit, investment margin loans, automobile loans, deposit account loans, installment and demand loans, and home equity lines of credit and loans. Such loans are generally made to clients with whom we have a pre-existing relationship. We currently originate all of our consumer loans in our geographic market area.
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

Competition
Commercial and Other Banking
The banking business is highly competitive. We encounter strong competition from a variety of bank and non-bank financial service providers. These competitors include commercial banks, savings banks, credit unions, consumer finance companies, brokerage firms, money market mutual funds, mortgage banks, leasing, and finance companies. In addition, the delivery of financial services has changed significantly with the telephone, ATM, personal computer and the internet being used to access information and perform banking transactions.
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
Factors affecting the competition for bank loans and deposits are interest rates and terms offered, number and location of banking offices and types of products offered, as well as the reputation of the institution. The advantages we have over our competition include experienced and dedicated employees, our Market President structure, long-term customer relationships, strong historical financial performance, a commitment to excellent customer service, experienced management and directors, and the support and involvement in the communities that we serve. We focus on providing products and services to individuals, professionals, and small to medium-sized businesses within our communities. According to FDIC deposit data as of June 30, 2012, Monarch Bank was ranked 6th in deposit market share with 3.58% of the $21 billion in deposits in the Greater Hampton Roads market. OBX Bank was ranked 4th in deposit market share with 9.42% of the $2.2 billion in deposits in the Outer Banks market. The top five banks in our markets together control 77% of the total deposits in the Greater Hampton Roads market and the top three banks together control 58% of the total deposits in the Outer Banks, providing us with ample opportunity to continue to grow our market share.
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
Supervision and Regulation
General
As a financial holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Federal Reserve. Other federal and state laws govern the activities of our bank subsidiary, Monarch Bank, including the activities in which it may engage, the investments that it makes, the aggregate amount of loans that it may grant to one borrower, the amount of capital it must retain, and the dividends it may declare and pay to us. Monarch Bank is also subject to various consumer and compliance laws. As a state-chartered bank, Monarch Bank is primarily subject to regulation, supervision and examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission and the Federal Reserve Bank of Richmond. Monarch Bank also is subject to regulation, supervision and examination by the FDIC.
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
A bank holding company is prohibited under the Bank Holding Company Act, with limited exceptions, from acquiring or obtaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank, or from engaging in any activities other than those of banking or of managing or controlling banks or furnishing services to or performing services for its subsidiaries. An exception to these prohibitions permits a bank holding company to engage in, or acquire an interest in a company which engages in, activities which the Federal Reserve, after due notice and opportunity for hearing, by regulation or order, has determined is so closely related to banking or of managing or controlling banks as to be a proper incident thereto. A number of such activities have been determined by the Federal Reserve to be permissible, including servicing loans, performing certain data processing services, and acting as a fiduciary, investment or financial adviser.
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
Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law in July 2010, incorporating numerous financial institution regulatory reforms. Some of these reforms have been implemented, but many reforms will be implemented in 2013 and beyond through regulations to be adopted by various federal banking and securities regulatory agencies. The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its provisions do not directly impact community-based institutions like the Bank. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Bank either because of exemptions for institutions below a certain asset size or because of the nature of the Bank’s operations. Provisions that could impact the Bank include the following:

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

•
Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 limit for federal deposit insurance and temporarily provided unlimited federal deposit insurance until December 31, 2012 for non-interest-bearing demand transaction accounts at all insured depository institutions.

•
Interest on Demand Deposits. The Dodd- Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits, including business transaction and other accounts.

•
Interchange Fees. The Federal Reserve set a cap on debit card interchange fees charged to retailers. While banks with less than $10 billion in assets, such as the Bank, are exempted from this measure, all banks could be forced by market pressures to lower their interchange fees or face potential rejection of their cards by retailers.

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
Regarding Capital Requirements
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
Regarding transactions with insiders
The Dodd-Frank Act also provides that banks may not “purchase an asset from, or sell an asset to” a bank insider (or their related interests) unless (i) the transaction is conducted on market terms between the parties, and (ii) if the proposed transaction represents more than 10 percent of the capital stock and surplus of the bank, it has been approved in advance by a majority of the bank’s non-interested directors.
Regarding debit card interchange fees
One provision of the Financial Reform Act requires the Federal Reserve to set a cap on debit card interchange fees charged to retailers. In June 2011, the Federal Reserve issued a final rule capping the fee at a level below the average that banks were currently charging. While banks with less than $10 billion in assets (such as the Bank) are exempted from this measure, as a practical matter we expect that all banks could be forced by market pressures to lower their interchange fees or face potential rejection of their cards by retailers. As a result, our debit card revenue could be adversely impacted.

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

Dividends
The Company is a legal entity, separate and distinct from the Bank. A significant portion of the revenues of the Company result from the dividends paid to it by the Bank. The amount of cash dividends permitted to be paid by us will depend upon our earnings and capital position and is limited by federal and state law, regulations and policies applicable to the payment of dividends by the Bank to the Company and to the payment of dividends by the Company to its shareholders. Virginia law imposes restrictions on the ability of all banks chartered under Virginia law to pay dividends. Under Virginia law, no dividend may be declared or paid that would impair a bank’s paid-in capital, and payments must be paid from retained earnings. Virginia banking regulators and the Federal Reserve have the general authority to limit dividends paid by the Bank or the Company if such payments are deemed to constitute an unsafe and unsound practice.
Under current supervisory practice, prior approval of the Federal Reserve is required if cash dividends of the Bank declared in any given year exceed the total of the Bank's net profits for such year, plus retained net profits for the preceding two years. In addition, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting current losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of all loans which are in arrears with respect to interest by six months or more, unless such loans are fully secured and in the process of collection. Federal law further provides that no insured depository institution may make any capital distribution (which would include a cash dividend) if, after making the distribution, the institution would not satisfy one or more of its minimum capital requirements. The Federal Reserve also has issued guidelines that bank holding companies should inform and consult with the Federal Reserve in advance of declaring or paying a dividend that exceeds earnings, for the period for which the dividend is being paid.
Federal Deposit Insurance Corporation
Our deposits are insured by the Deposit Insurance Fund ('DIF"), as administered by the FDIC, to the maximum amount permitted by law. On November 17, 2009 the FDIC had amended it regulations requiring all insured institutions, including Monarch Bank, to prepay their FDIC premiums for the fourth quarter of 2009 and estimates 2010 through 2012. The prepaid assessments for these periods were collected on December 31, 2010. This represented a charge of approximately $3.5 million. At December 31, 2012, approximately $1.0 million of this prepayment remained.
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
Pursuant to the Dodd Frank Act, FDIC insurance coverage limits were permanently increased to $250,000 per customer. The Dodd Frank Act also temporarily provided for unlimited FDIC insurance coverage for non-interest-bearing demand deposit accounts, for which coverage expired December 31, 2012.

The Dodd Frank Act also changed the methodology for calculating deposit insurance assessments by changing the assessment base from the amount of an insured depository institution’s domestic deposits to its total assets minus tangible equity. The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors, including supervisory evaluations. On February 7, 2011, the FDIC issued a new regulation implementing revisions to the assessment system mandated by the Dodd Frank Act. The new regulation was effective April 1, 2011 and was reflected in the June 30, 2011 FDIC fund balance and the invoices for assessments due September 30, 2011. As a result of the new regulations, our annual deposit insurance assessments are lower than before the regulation. While the burden on replenishing the DIF will be placed primarily on institutions with assets of greater than $10 billion, any future increases in required deposit insurance premiums or other bank industry fees could have a significant adverse impact on our financial condition and results of operations.

Capital Requirements

Each of the FDIC and the Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, we and our bank subsidiary are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of “Tier 1 Capital,” which is defined as common equity, retained earnings, qualifying perpetual preferred stock and minority interests in common equity accounts of consolidated subsidiaries, less certain intangibles. The remainder may consist of “Tier 2 Capital”, which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance and pretax net unrealized holding gains on certain equity securities. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization's overall safety and soundness. In summary, the capital measures used by the federal banking regulators are:

•
Total Risk-Based Capital ratio, which is the total of Tier 1 Risk-Based Capital (which includes common shareholders' equity, trust preferred securities, minority interests and qualifying preferred stock, less goodwill and other adjustments) and Tier 2 Capital (which includes preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets and other adjustments) as a percentage of total risk-weighted assets;

•	Tier 1 Risk-Based Capital ratio (Tier 1 capital divided by total risk-weighted assets); and

•	the Leverage ratio (Tier 1 capital divided by adjusted average total assets).

Under these regulations, a bank will be:

•
“well capitalized” if it has a Total Risk-Based Capital ratio of 10% or greater, a Tier 1 Risk-Based Capital ratio of 6% or greater, a Leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure;

•
“adequately capitalized” if it has a Total Risk-Based Capital ratio of 8% or greater, a Tier 1 Risk-Based Capital ratio of 4% or greater, and a Leverage ratio of 4% or greater (or 3% in certain circumstances) and is not well capitalized;

•
“undercapitalized” if it has a Total Risk-Based Capital ratio of less than 8%, a Tier 1 Risk-Based Capital ratio of less than 4% (or 3% in certain circumstances), or a Leverage ratio of less than 4% (or 3% in certain circumstances);

•	“significantly undercapitalized” if it has a Total Risk-Based Capital ratio of less than 6%, a Tier 1 Risk-Based Capital ratio of less than 3%, or a Leverage ratio of less than 3%; or

•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of tangible assets.

The risk-based capital standards of each of the FDIC and the Federal Reserve Board explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization's capital adequacy.

The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan acceptable to the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any financial holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. We are considered “well-capitalized” at December 31, 2012 and, in addition, our bank subsidiary maintained sufficient capital to remain in compliance with capital requirements and is considered “well-capitalized” at December 31, 2012.

Basel III

In June 2012, the Federal Reserve, the FDIC and the OCC jointly issued proposed rules that would revise the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to be consistent with the agreements reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) and certain provisions of the Dodd-Frank Act. The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”).

Among other things, the proposed rules establish a new common equity tier 1 (“CET1”) minimum capital requirement, introduce a “capital conservation buffer” and raise minimum risk-based capital requirements. Basel III establishes the CET1 to risk-weighted assets to 4.5%, and a capital conservation buffer of an additional 2.5%, raising the target CET1 to risk-weighted assets ratio to 7%. It requires banks to maintain a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.0%, plus the capital conservation buffer effectively resulting in Tier 1 capital ratio of 8.5%. Basel III increases the minimum total capital ratio to 8.0% plus the capital conservation buffer, increasing the minimum total capital ratio to 10.5%. Institutions that do not maintain the required capital buffer would be subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. Basel III also introduces a non-risk adjusted tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards. Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as tier 1 capital would be phased out over a ten-year period.

The proposed rules also introduce new methodologies for determining risk-weighted assets, including higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also require unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements. The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, the regulatory agencies recently decided that, due to the volume of public comments received, the final rule would not be in effect on January 1, 2013 and implementation has been delayed indefinitely.
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
So long as we remain a smaller reporting company, we were not required to comply with the Sarbanes-Oxley Act Section 404(b) reporting requirements for auditor attestation.

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
Our success depends to a large degree on the general economic conditions in Greater Hampton Roads, Virginia. In recent years our market experienced a downturn in which we saw falling home prices, rising foreclosures, reduced economic activity, increased unemployment and an increased level of commercial and consumer delinquencies. The economic climate has created diminished cash flows for many of our borrowers, and at times left some borrowers unable to properly service their loan obligations. The rise in unemployment has also affected the ability of consumers to properly service their debt obligations. Although the economy in our area and across the nation has shown gradual improvement, the impact of the sequestration could reduce, or reverse, that improvement. If economic conditions in our market deteriorate further, we could experience any of the following consequences, each of which could further adversely affect our business:

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
Our long-term goal is to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period so that we may reasonably predict our net interest margin; however, interest rate fluctuations, loan prepayments, loan production and deposit flows are constantly changing and influence our ability to maintain this neutral position. Generally speaking, our earnings will be more sensitive to fluctuations in interest rates the greater the variance in the volume of assets and liabilities that mature or re-price in any period. The extent and duration of the sensitivity will depend on the cumulative variance over time, the velocity and direction of interest rates, and whether we are more asset sensitive or liability sensitive. Accordingly, we may not be successful in maintaining this neutral position and, as a result, our net interest margin may suffer, which will negatively impact our earnings. Based on our asset and liability position at December 31, 2012, a rise or decline in interest rates would have limited impact on our net interest income in the short term.
We rely heavily on our management team and the unexpected loss of any of those personnel could adversely affect our operations; we depend on our ability to attract and retain key personnel.
We are a client-focused and relationship-driven organization. We expect our future growth to be driven in a large part by the relationships maintained with our clients by our executive and senior lending officers. We have entered into an employment agreement with Mr. Schwartz, Chief Executive Officer of the Company, E. Neal Crawford, Jr., President of the Company, and William T. Morrison, Executive Vice President and Chief Executive Officer of Monarch Mortgage. The existence of such agreements, however, does not necessarily ensure that we will be able to continue to retain their services. Several other members of management currently have employment agreements to retain their services. The unexpected loss of key employees could have a material adverse effect on our business and possibly result in reduced revenues and earnings.
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
We may be subject to more stringent capital requirements, which could adversely affect our results of operations and future growth.
In June 2012, federal regulators issued proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. Many of these proposals could be applicable to us when adopted and effective, and if adopted in their current proposed form will add and change the definitions of “capital” for regulatory purposes, the types and minimum levels of capital required under the prompt corrective action rules and for other regulatory purposes, and the right-weighting of various assets. The regulators have indefinitely delayed the start date for the Basel III capital rules. If implemented in their current form, however, these proposals could impact our capital treatment and the amount of capital required to support our business, especially on a risk-weighted basis. These increased capital requirements could adversely affect our results of operations and future growth opportunities.
Qualified Residential Mortgage and Qualified Mortgage Rules may impact profitability on our loans held for sale.
Newly issued regulatory rules related to Qualified Residential Mortgages ("QRM") and Qualified Mortgages ("QM") may have a substantial impact on the way we do business. New safe harbor rules and higher down payment requirements will reduce the number of applicants qualifying for a mortgage. Additionally, the combination of tighter lending standards coupled with a higher potential for litigation may lead to increasing costs associated with originating these loans.
Mortgage Servicing Rules may impact profitability on our loans held for sale.
Newly issued regulatory rules related to the servicing of mortgages may impact the way we do business. Increased reporting requirements and shorter time lines for such reporting may require that we outsource the servicing of our loans held for sale for the time period between the loan closing and delivery to the investor, thereby potentially increasing our costs.
Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.
We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. As of December 31, 2012, $566.1 million, or 84.5% of our loans held for investment were secured by real estate (both residential and commercial). A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our clients’ ability to pay these loans, which in turn could negatively impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

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

Rules relating to FDICIA and the monitoring of our system of internal controls, may impact our financial results.
Beginning January 1, 2013, our asset level was above the threshold as defined by Part 363 of the Federal Deposit Insurance Act ("FDI Act") for internal control assessments by management and external auditors and for the members of the audit committee to be outside directors, independent of management. Although our audit committee is already in compliance with regard to outside directors and independence, the additional level of scrutiny of our internal controls is new. The additional costs associated with this scrutiny may impact our operating results.
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
All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts to businesses were repealed as part of the Dodd-Frank Act. As a result, financial institutions can now offer interest on demand deposits to compete for clients. Our interest expense may increase and our net interest margin may decrease if we begin paying interest on demand deposits to attract additional clients or to maintain current clients, which could have a material adverse effect on our business, financial condition and results of operations.
Our directors and executive officers own our common stock, and their interests may conflict with those of our other shareholders.
As of March 1, 2013, our directors and executive officers beneficially owned approximately 966,747 shares or 10.00% of our common stock. Accordingly, such persons will be in a position to exercise substantial influence over our affairs and may impede the acquisition of control by a third party. We cannot assure investors that the interests of our directors and executive officers will always align precisely with the interests of the holders of our common stock.
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
We are limited in the amount we can lend to a single borrower by the amount of our capital. Generally, under current law, we may lend up to 15% of the unimpaired capital and surplus, of Monarch Bank, to any one borrower. As of December 31, 2012, we were allowed to lend approximately $16.4 million to any one borrower and maintained an in-house limit of $13.0 million to any one borrower. This amount is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We can accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not efficient or always available. We may not be able to attract or maintain clients seeking larger loans or may not be able to sell participations in such loans on terms we consider favorable.
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
Corporate Headquarters
1435 Crossways Blvd., Chesapeake, VA (owned)(headquarters)
Monarch Bank Offices
1034 S. Battlefield Boulevard, Chesapeake, VA (owned)
750 Volvo Parkway, Chesapeake, VA (land leased, building owned)
500 W. 21st Street, Norfolk, VA (owned)
101 W. Main Street, Suite 1000, Norfolk, VA (leased)
11815 Fountain Way, Suite 300, Newport News, VA (leased)
2999 Corporated Lane, Suffolk, VA (leased)
1635 Laskin Road, Virginia Beach, VA (leased)
100 Lynnhaven Parkway, Virginia Beach, VA (leased)
3701 Pacific Avenue, Suite 100, Virginia Beach, VA (leased)
5225 Providence Road, Virginia Beach, VA (leased)
4216 Virginia Beach Boulevard, Virginia Beach, VA (leased)
4097 Ironbound Road, Suite C, Williamsburg, VA (leased)
OBX Bank Offices
4629 North Croatan Highway, Kitty Hawk, NC (land leased, building owned)
2525 South Croatan Highway, Nags Head, NC (land leased, building owned)
Monarch Mortgage Offices
2809 S. Lynnhaven Road, Suite 200, 310 and 350, Virginia Beach, VA (leased) (mortgage headquarters)
750 Volvo Parkway, Chesapeake, VA (land leased, building owned)
500 W. 21st Street, Norfolk, VA (owned)
11815 Fountain Way, Suite 300, Newport News (leased)
2999 Corporate Lane, Suite B-8, Suffolk, VA (leased)
222 Central Park Avenue, Suite 1560, Virginia Beach, VA (leased)
1635 Laskin Road, Virginia Beach, VA (leased)
526 King Street, Suite 410, Alexandria, VA (leased)
4035 Ridge Top Road, Suite 250, Fairfax, VA (leased)
11781 Lee Jackson Highway, Suite 400, Fairfax, VA (leased)
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
3050 Chain Bridge Road, Suite 300, Oakton, VA (leased)
1801 Robert Fulton Drive, Suite 570, Reston, VA (leased)
1801 Bayberry Court, Suite 201, Richmond, VA (leased)
12700 Black Forest Lane, Suite 205, Woodbridge, VA (leased)
65 Solomons Island Road, Suite 108, Annapolis, MD (leased)
4201 Northview Drive, Bowie, MD (leased)
2200 Defense Highway, Suite 100, Crofton, MD (leased)
3150 West Ward Road, Suites 401 and 402, Dunkirk, MD (leased)
5300 Westview Drive, Suite 307, Frederick, MD (leased)
6301 Ivy Lane, Suite 206, Greenbelt, MD (leased)
600 Jefferson Plaza, Suites 360 and 400, Rockville, MD (leased)
100 West Road, Suite 203, Towson, MD (leased)
2670 Crain Highway, Suite 407, Waldorf, MD (leased)
4520 Mint Hill Village Lane, Suites 205, 206, 207, and 208, Charlotte, NC (leased)
6555 Old Monroe Road, Suite A, Charlotte, NC (leased)
406 S. Griffin Street, Elizabeth City, NC (leased)

Monarch Mortgage Offices - continued
4629 North Croatan Highway, Kitty Hawk, NC (land leased, building owned)
111-C Raceway Drive, Mooresville, NC (leased)
2525 South Croatan Highway, Nags Head, NC (land leased, building owned)
4022 Old Bridge Road, Unit B, Southport, NC (leased)
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
There are no material legal proceedings pending against the Company. In the ordinary course of our operations, we become party to various legal proceedings. Currently, we are not party to any material legal proceedings, and no such proceedings are, to management’s knowledge, threatened against us.

Item 4.	Mine Safety Disclosure – None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Common Stock is listed on the NASDAQ Capital Market under the symbol MNRK. As of March 15, 2013 there were 2,947 known record holders of Common Stock.
The table below presents the high and low sales prices for our Common Stock for the past two years. Market values are shown per share and are based on the shares outstanding, on a split adjusted basis, for 2012 and 2011.

Market Price for	2012
Common Stock	High	Low
4th Quarter	$8.94	$7.85
3rd Quarter	8.29	7.60
2nd Quarter	8.54	6.88
1st Quarter	7.50	6.18

Market Price for	2011
Common Stock	High	Low
4th Quarter	$6.95	$5.37
3rd Quarter	6.75	4.96
2nd Quarter	6.87	5.93
1st Quarter	7.37	6.50
Dividend Policy
We paid or first common stock dividend in 2010 and began paying quarterly cash dividends in the first quarter of 2012. In 2011 we paid semi-annual cash dividends. The table below summarizes our common stock dividends for 2012 and 2011.

Common Stock Dividends
Payment Date	Per Share Dividend	Total Dividend
November 30, 2012	$0.05	$332,754
August 31, 2012	$0.05	$302,161
May 31, 2012	$0.05	$299,174
February 28, 2012	$0.04	$240,000
Total 2012	$0.19	$1,174,089

November 30, 2011	$0.08	$475,531
June 22, 2011	$0.08	$477,227
Total 2011	$0.16	$952,758
On December 7, 2012, Monarch paid a 6 for 5 or 20% common stock dividend to shareholders of record on November 9, 2012. Cash was paid in lieu of fractional shares. This split resulted in an additional 1,330,633 shares being issued to shareholders.
We are subject to certain restrictions imposed by the reserve and capital requirements of Federal and Virginia banking statutes and regulations. See Item 1. Business – Supervision and Regulation – Dividends. In addition, holders of our 7.80% Series B Noncumulative Convertible Perpetual Preferred Stock ("Series B Preferred") have a priority on the receipt of dividends relative to the holders of our Common Stock. If we have not declared and paid or set aside for full payment of the quarterly dividends on the Series B Preferred for a particular dividend period, we may not declare or pay dividends on our Common Stock during the next succeeding dividend period. The final determination of the timing, amount and payment of dividends is at the discretion of our board of directors and is dependent upon our and our subsidiaries’ earnings, principally Monarch Bank, our financial condition and other factors, including general economic conditions and applicable governmental regulations and policies. Thus, there can be no assurance of when, and if, we will continue to pay cash dividends on our Common shares.
In June 2012, holders of our Series B Preferred began exercising their option to convert their shares to Common Stock. Per Section VIII of the Company Articles of Incorporation, Series B Preferred shareholders may convert their shares to Common Stock at any time. In addition, the Company may force conversion of Series B Preferred to Common Stock if our Common Stock trades for 20 out of 30 consecutive trading days at 130% of the conversion price of $6.67, or $8.67. For additional discussion on the Company's option to force conversion of Series B Preferred, see Note 22 to our Consolidated Financial Statements (included in Item 8. of this Form-K). The table below summarizes the conversion activity through December 31, 2012.

Series B Noncumulative Convertible Perpetual Preferred Stock
Converted to Common Stock in 2012
	(a)	(b)	(c)	(d)
Period	Total Number of Shares of Preferred Stock Converted to Common Stock	Total Number of Shares of Common Stock After Conversion	Total Number of Preferred Shares Remaining to Convert	Maximum Number of Post Conversion Whole Shares Remaining That May Yet Be Converted
June 1, 2012 - June 30, 2012	11,100	41,623	788,900	2,958,375
October 1, 2012 - October 31, 2012	153,355	575,071	635,545	2,383,293
November 1, 2012 - November 30, 2012	147,456	552,950	488,089	1,830,333
December 1, 2012 - December 31, 2012	6,966	26,121	481,123	1,804,211
Repurchases
On September 12, 2011 we announced a program to repurchase up to three percent of our outstanding common stock, or approximately 216,000 split adjusted shares. Repurchases were to be conducted through open market purchases or privately negotiated transactions. There is no expiration date for the repurchase program. We did not repurchase any shares of common stock in 2012.

Item 6.	Selected Financial Data.
The following consolidated summary sets forth our selected financial data for the periods and at the dates indicated. The selected financial data have been derived from our audited financial statements for each of the five years that ended December 31, 2012, 2011, 2010, 2009 and 2008.

	At or For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except ratios and per share amounts)
Balance Sheet Data:
Assets	$1,215,578	$908,787	$825,583	$689,569	$597,198
Loans held for sale (HFS)	419,075	211,555	175,388	78,998	54,369
Loans held for investment (HFI), net of unearned income	661,094	607,612	558,868	537,700	504,712
Deposits	901,782	740,092	705,662	540,039	496,086
Total common stockholders’ equity	75,314	56,230	51,568	47,908	45,077
Total stockholders’ equity	87,342	76,230	71,568	67,908	59,777
Average shares outstanding, basic (1)	7,400,443	7,147,290	6,858,638	6,793,540	6,255,715
Average shares outstanding, diluted (1)	10,271,874	10,165,105	7,003,556	6,941,510	6,350,678
Results of Operations:
Interest Income	$46,468	$40,420	$39,273	$32,518	$30,867
Interest Expense	5,916	6,797	8,798	10,421	14,716
Net Interest Income	40,552	33,623	30,475	22,097	16,151
Provision for loan losses	4,831	6,320	8,639	5,184	5,014
Net interest income after provision for loan losses	35,721	27,303	21,836	16,913	11,137
Non-interest income	89,761	54,746	53,400	35,676	19,804
Non-interest expenses	104,256	71,044	65,480	45,076	29,023
Income before income taxes	21,226	11,005	9,756	7,513	1,918
Income tax expense	7,427	3,419	3,544	2,453	505
Net income	13,799	7,586	6,212	5,060	1,413
Net income attributable to non-controlling interests	(975)	(460)	(263)	(204)	(281)
Net income attributable to Monarch Financial Holdings, Inc.	12,824	7,126	5,949	4,856	1,132
Accretion of discount	—	—	—	219	—
Dividends on preferred stock	1,402	1,560	1,560	844	25
Net income available to common stockholders	11,422	5,566	4,389	3,793	1,107
Per Common Share Data:
Net income, basic	$1.54	$0.78	$0.64	$0.55	$0.17
Net income, diluted	1.25	0.70	0.62	0.55	0.17
Book value at period end	8.80	7.81	7.20	6.80	6.55
Tangible book value at period end	8.68	7.64	7.00	6.58	6.29
Asset Quality Ratios:
Non-performing assets to total assets	0.30%	0.85%	1.30%	1.40%	1.35%
Non-performing loans to period end loans (HFI)	0.55%	0.72%	1.61%	1.40%	1.49%
Net Charge-offs (recoveries) to average loans	0.62%	0.93%	1.61%	0.76%	0.20%
Allowance for loan losses to period-end loans (HFI)	1.65%	1.63%	1.62%	1.73%	1.59%
Allowance for loan losses to nonperforming loans	300.02%	225.94%	100.19%	123.15%	107.19%
Selected Ratios :
Return on average assets	1.26%	0.89%	0.76%	0.75%	0.20%
Return on average equity	15.84%	9.66%	8.59%	7.55%	2.66%
Efficiency ratio (2)	79.80%	80.20%	77.90%	77.70%	80.20%
Non-interest income to operating revenue (3)	68.88%	61.95%	63.71%	61.72%	55.08%
Net interest margin (tax adjusted) (4)	4.29%	4.51%	4.22%	3.64%	3.15%
Equity to assets	7.19%	8.39%	8.67%	9.85%	10.01%
Tier 1 risk-based capital ratio	10.85%	11.17%	11.74%	12.97%	13.53%
Total risk-based capital ratio	12.05%	12.42%	12.99%	14.23%	14.79%

(1)
Amounts have been adjusted to reflect all Common Stock splits and dividends as of December 31, 2012. In 2012 and 2011 diluted shares assumes the conversion of our non-cumulative perpetual preferred shares to common stock. Prior years do not include this assumption.

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
Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a number of factors. Factors that may cause actual results to differ materially from those expected include the following:

•	changes in interest rates;

•	changes in economic conditions in our market area;

•	greater loan losses than anticipated;

•	the effect on us and our industry of difficult market conditions, unprecedented volatility and the soundness of other financial institutions;

•	the effect of legislative regulatory initiatives;

•	our ability to compete effectively in the highly competitive financial services industry;

•	the effect of our concentration in loans secured by real estate;

•	the adequacy of our allowance for loan losses;

•	our ability to obtain additional capital in the future on terms that are favorable;

•	other factors described under “Risk Factors” above.

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

OVERVIEW
The purpose of this discussion is to provide information about the major components of our results of operations and financial condition, liquidity and capital resources. The discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes to assist in the evaluation of our 2012 performance.
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
We also generate income from non-interest sources. Non-interest income sources include bank related service charges, fee income from residential mortgage sales, fee income from title insurance, fee income from the sale of investment and insurance services, income from bank owned life insurance (“BOLI”) policies, as well as gains or losses from the sale of investment securities.
ANALYSIS OF OPERATING RESULTS
NET INCOME
Our consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, after all significant inter-company transactions have been eliminated. Net income attributable to our non-controlling interests of $974,637 and $459,753, respectively, are deducted for the years ended December 31, 2012 and 2011, after the income tax provision, to arrive at net income attributable to Monarch Financial Holdings, Inc. The ensuing references and ratios are related to net income attributable to Monarch Financial Holdings, Inc., (hereon referred to as “net income”) after net income attributable to non-controlling interest has been deducted.

	2012	2011
Income before taxes	$21,226,291	$11,004,057
Income tax provision	(7,426,785)	(3,418,692)
Net income	13,799,506	7,585,365
Less: Net income attributable to non-controlling interest	(974,637)	(459,753)
Net income attributable to Monarch Financial Holdings, Inc.	$12,824,869	$7,125,612
We reported net income for December 31, 2012 of $12,824,869, compared to $7,125,612 for December 31, 2011. Our basic earnings per share were $1.54 and $0.78 for the years ended December 31, 2012 and 2011, respectively. Diluted earnings per share were $1.25 for December 31, 2012, and $0.70 for December 31, 2011.
Two important and commonly used measures of profitability are return on assets (net income as a percentage of average total assets) and return on stockholders’ equity (net income as a percentage of average stockholders’ equity). Our returns on average assets were 1.26% and 0.89% for the years ended December 31, 2012, and 2011, respectively. The returns on average stockholders’ equity were 15.84% and 9.66% for the same time periods.
Net income for the year ended December 31, 2012 was $12,824,869, an increase of 80.0% compared to 2011. This growth was attributable to both net interest income and non-interest income. Net income available to common stockholders, which is net of preferred stock dividends of $1,402,532 in 2012 and $1,560,000 in 2011, was $11,422,337 at December 31, 2012, compared to $5,565,612 in 2011.
Net interest income increased $6.9 million or 20.6% to $40.6 million in 2012 compared to 2011. Earning asset growth coupled with lower cost liabilities were the source of this increase. Loans held for sale increased $207.5 million and loans held for investment grew $53.5 million, year over year. Average outstanding loans held for sale increased $177.2 million and average loans held for investment increased $37.0 million. The combined yield on these loans declined 67 basis points.

Interest bearing deposits increased $105.4 million, year over year, and average outstanding interest bearing deposits increased $112.8 million. The overall costs associated with deposits declined 34 basis points. Total borrowings increased $128.4 million, year over year, while average outstanding borrowings only increased $36.6 million, and the cost of borrowing declined 168 basis points.

Non-interest income increased $35.0 million to $89.8 million in 2012. Our primary source of non-interest income is mortgage banking income, which increased $34.9 million, or 67.9% for a total of $86.4 million. Our mortgage division, operating under the name of Monarch Mortgage delivered record production in 2012. Other non-interest income increased $164 thousand in 2012 compared to 2011. Included in other non-interest income in 2011 were non-recurring net proceeds from bank owned life insurance (BOLI) totaling $421 thousand.
Non-interest expense increased $33.2 million to $104.3 million in 2012, compared to $71.0 million in 2011. Salaries and benefits, commissions and loan expense represent $30.1 million, or 90.8% of this increase, which was related primarily to mortgage production.
Our provision for loan losses was $4.8 million in 2012, $1.5 million, or 23.6% less than our 2011 provision of $6.3 million. At the same time net charge offs were $3.9 million, a decrease in net charge offs of $1.5 million or 27.8% compared to $5.4 million one year prior. Our allowance for future losses increased $980 thousand in 2012. Through use of the provision, management seeks to provide for future losses inherent in the existing portfolio. This is achieved by utilizing various metrics including but not limited to, loss history, economic conditions and industry trends. Provision and allowance management requires a great deal of judgment and is a primary focus of our team.
The net effect on 2012 pre-tax and pre-non-controlling interest income was an increase of 92.9%, or $10,222,234, to $21,226,291 compared to $11,004,057 in 2011.
NET INTEREST INCOME
Net interest income, which is the excess of interest income over interest expense, is a significant source of revenue. Net interest income is influenced by a number of factors, including the volume of interest-earning assets and interest-bearing liabilities, the mix of interest-earning assets and interest-bearing liabilities, the interest rates earned on earning assets and the interest rates paid to obtain funding to support the assets.
Net interest income was $40,552,232 for the year ended December 31, 2012. This represents an increase of 20.6% or $6,929,360 over 2011 when net interest income was $33,622,872.
Rates, though stable, have remained at historically low levels over the past four years. Although in recent months the economy has shown measured signs of recovery, we have been at, or near, the bottom of an economic downturn that began in the later months of 2007 for much of that time. At the time the Federal Reserve Open Market Committee ("FOMC"), which sets the federal funds rate, began to decrease the federal funds target. It did this in an effort to stabilize the economy and head-off a recession. Between September 2007 and December 2008 the FOMC decreased the target funds rate a total of 500 basis points which resulted in the current, historically low, federal funds rate of 0.25%. During this same period, Wall Street Journal Prime (“WSJP”), which moves in tandem with the federal funds target rate, has held at 3.25%. Repeated comments by the FOMC indicate that they intend to maintain this low rate environment until, at least, mid-2015. In addition to setting the target funds rate, the FOMC utilizes other tools to shape monetary policy. It uses the federal funds rate to manage short term interest, but it can also influence long term rates. Over the past few years, through the systematic purchase of longer term treasury bonds and mortgage-backed securities, the FOMC has kept the money supply flowing and long term interest rates artificially low, in an effort to encourage banks to lend and businesses to borrow. As the FOMC escalated its purchases in long term mortgage-backed securities in 2012, it had a significant impact on the long term mortgage market in the form of a refinance boom.
During 2012 we continued reshaping our balance sheet in preparation for future increases in rates. Our focus has been on building non-maturity core deposits to support our loans held for investment portfolio. A portion of these deposits also support a base level of our loans held for sale portfolio. We define core deposits as non-brokered, in-market deposits. Demand deposits grew $80.7 million, or 46.2%; $56.3 million of this growth was in non-interest bearing demand. Money market accounts grew $66.1 million, or 24.5% in 2012. We also utilized short term non-core brokered funds and borrowings at the Federal Home Loan Bank ("FHLB") to meet the volume demands of our loans held for sale portfolio, which increased dramatically in response to the long-term strategies of the FOMC.
As stated previously, historically low mortgage rates lead to high refinance production. In addition purchase money production was also strong. Typically, loans held for sale remain in our portfolio an average of 33 days before being delivered to our investors. However, in the third quarter of 2012 the high volume of refinance business coupled with increased purchase money volume led to a slowdown in investor processing, which pushed this average to 52 days. Due to the sheer volume of mortgages being processed, investors began pushing back or delaying the purchase of loans, even though their commitments were in place. Therefore growth in our loans held for sale portfolio was a function of both production levels and timing. At December 31, 2012 our loans held for sale had increased $207.5 million, or 98.1% to $419.1 million over year end 2011. On average, our loans held for sale portfolio increased $177.2 million, or 137.0% to $306.5 million. Interest income from our loans held for sale increased $5.8 million, or 107.6% in 2012 to $11.3 million.
During 2012 we continued our loans held for investment strategy of supporting our existing client base, promoting disciplined growth with regard to new clients, and promoting short term fixed rate loan pricing where possible. However, many borrowers were still reluctant to enter the market, despite low rates. This led to heavy competition in both rate and term for high quality loans. Our outstanding loans held for investment increased $53.5 million or 8.8% to $661.1 million in 2012. However, interest income from loans held for investment only increased $175 thousand or 0.5% to $34.8 million.

Total interest income was $46,468,465 in 2012 compared to $40,419,327 in 2011. Earning asset yield declined 50 basis points to 4.91% in 2012 compared to 5.41% in the prior year. Loan yield is the result of both the interest rate and any fees collected on a loan. Interest and fees on loans are the largest component of our interest income. Interest and fees on loans held for investment decreased 34 basis points in 2012 to a blended yield of 5.68% compared to 6.02% in 2011. The yield on our loans held for sale, which is driven by FOMC monetary policy, declined 52 basis points in 2012 to 3.67%, compared to 4.19% in 2011. Volume fluctuations coupled with the changes in yield discussed previously have resulted in decreases in the combined loan portfolios of 67 basis points to 5.01% in 2012 from 5.68% in 2011.
The yield on our securities portfolio increased 64 basis points from 1.52% in 2011 to 2.16% in 2012. During 2012, $4.8 million of the $9.2 million in outstanding securities at December 31, 2011 either matured or were subject to rate call. Securities totaling $10.2 million were purchased in 2012. The year over year increase in yield is related to one low yielding non-callable agency security in 2011. At the instrument level, the overall yield of our outstanding securities portfolio at December 31, 2012 is lower than year end 2011.
Our restricted stock and deposits in other banks yield increased 63 basis points or $20 thousand in 2012. We have restricted stock with FHLB, the Federal Reserve and Community Bankers Bank which earn dividends. In 2012, FHLB paid $73 thousand in dividends compared to $43 thousand in 2011, due to internal restrictions they had in place in 2011. The yield on our bank owned life insurance (BOLI) declined 80 basis points to 4.87% in 2012 compared to 5.67% in 2011.
Total interest expense declined $880,222, or 13.0% to $5,916,233, for the year ended December 31, 2012, compared to 2011. Interest cost declined 34 basis points from 1.12% in 2011 to 0.78% in 2012. Interest bearing deposits, the largest component of interest expense, declined 34 basis points, from 1.05% in 2011 to 0.71% in 2012. During the year, we adjusted the pricing of our products, while remaining market competitive. The rate on our money market accounts declined 20 basis points to 0.59%, while our blended time deposit or Certificate of Deposit ("CD") rate declined 61 basis points to 0.89%.
Our borrowing cost decreased 168 basis points in 2012 to 1.77%. This decline is due to a higher level of low cost borrowing relative to total borrowing. We have a loan for $1.3 million with FHLB that bears a rate of 4.96%. In 2011, we borrowed less on average, so this relatively high rate had a greater impact on yield. In 2012 we secured a $5.0 million holding company line of credit from PNC bank with a variable rate of 6 month London Interbank Offered Rate ("LIBOR") plus 200 basis points. In addition, we continued to borrow from FHLB under our lines. At December 31, 2012 the borrowings on our FHLB line totaled $194.3 million, 174.0% or $123.4 million higher than December 31, 2011. However, our average borrowings at FHLB were $40.8 million. As stated previously, we utilize our line to help fund our loans held for sale portfolio.
Additional analysis with regard to interest income will reference the following tables. For discussion purposes, our “net interest income analysis” and our “changes in net interest income (rate/volume analysis)” tables are adjusted to include tax equivalent income on BOLI and tax exempt municipal securities that is not in compliance with Generally Accepted Accounting Principles (GAAP). The following table is a reconciliation of our income statement presentation to these tables.

RECONCILIATION OF NET INTEREST INCOME TO TAX EQUIVALENT NET INTEREST INCOME

	For the Years Ended December 31,
	2012	2011
Non-GAAP
Interest income
Total interest income	$46,468,465	$40,419,327
Bank owned life insurance	226,893	269,263
Tax equivalent adjustment (34% tax rate)
Bank owned life insurance	116,884	138,711
Municipal securities	20,125	13,300
Adjusted income on earning assets	46,832,367	40,840,601
Interest expense
Total interest expense	5,916,233	6,796,455
Net interest income-adjusted	$40,916,134	$34,044,146

A tax rate of 34% was used in adjusting interest on BOLI, tax-exempt securities and loans to a fully taxable equivalent basis. The difference between rates earned on interest-earning assets (with an adjustment made to tax-exempt income to provide comparability with taxable income, i.e. the “FTE” adjustment) and the cost of the supporting funds is measured by the net interest margin.
Table 1 depicts interest income on average earning assets and related yields, as well as, interest expense on average interest-bearing liabilities and related rates paid for the periods indicated.
Our net yield on earning assets or net interest margin, which is calculated by dividing net interest income by average earning assets, was 4.29% in 2012 compared to 4.51% in 2011. Our earning asset yield was 4.91% in 2012 a decrease of 50 basis points from 5.41% in 2011. During the same periods liability costs declined 34 basis points to 0.78% in 2012 from 1.12% in 2011. Our interest rate spread, which is the difference between the average yield on earning assets and the average cost on interest bearing liabilities, was 4.13% in 2012 compared to 4.29% in 2011. The result of these changes is a 22 basis point decrease in margin for 2012 compared to 2011.

Table 1 - NET INTEREST INCOME ANALYSIS
(in thousands)

The following is an analysis of net interest income, on a taxable equivalent basis.

	2012			2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Loans held for investment:
Commercial	$330,981	$19,908	6.01%	$292,330	$19,125	6.54%
Real estate	170,689	10,308	6.04%	170,266	10,727	6.30%
Consumer	110,104	4,559	4.14%	112,208	4,748	4.23%
Loans held for sale	306,497	11,257	3.67%	129,279	5,420	4.19%
Total loans	918,271	46,032	5.01%	704,083	40,020	5.68%
Securities:
Federal agencies	6,254	88	1.41%	11,385	124	1.09%
Mortgage-backed	1,896	39	2.06%	377	12	3.18%
Municipals	1,510	72	4.77%	630	39	6%
Other securities	509	21	4.13%	500	21	4.20%
Total securities	10,169	220	2.16%	12,892	196	1.52%
Restricted stock and deposits in other banks	17,594	236	1.34%	30,588	216	0.71%
Bank owned life insurance	7,068	344	4.87%	7,191	408	5.67%
Total interest-earning assets	953,102	$46,832	4.91%	754,754	$40,840	5.41%
Less: Allowance for loan losses	(10,414)			(9,374)
Other non-earning assets	79,148			59,462
Total assets	$1,021,836			$804,842
Liabilities and Stockholders’ Equity
Deposits:
Demand	$40,764	86	0.21%	$30,792	82	0.27%
Money market	302,750	1,776	0.59%	295,187	2,337	0.79%
Savings	19,765	88	0.45%	19,803	100	0.50%
Time	340,188	3,012	0.89%	244,851	3,679	1.50%
Total deposits	703,467	4,962	0.71%	590,633	6,198	1.05%
Other borrowings	53,964	954	1.77%	17,329	598	3.45%
Total interest-bearing liabilities	757,431	$5,916	0.78%	607,962	$6,796	1.12%
Demand deposits	161,866			113,829
Other liabilities	21,555			9,296
Stockholders’ equity	80,984			73,755
Total liabilities and Stockholders’ equity	$1,021,836			$804,842
Interest rate spread			4.13%			4.29%
Net yield on earning assets			4.29%			4.51%
Reconciliation to GAAP
Net interest income tax equivalent		$40,916
Less: Taxable equivalent adjustment - municipals		20
Less: Taxable equivalent adjustment - BOLI		117
Less: BOLI interest income		227
		$40,552

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
Our net interest income in 2012 increased $6.9 million when compared to 2011, $6.8 million of this increase was due to changes in volume and $55 thousand was due to changes in rates. Earning asset growth provided $8.8 million due to volume driven earnings, $2.0 million of which was absorbed by increased volume in liabilities. Changes in rates had almost no impact as savings in liability costs of $2.9 million were offset by reduced earning asset potential of $2.8 million.
Growth, net of changes in interest rates on our loans held for sale portfolio, contributed an additional $5.8 million to income. Commercial loan growth net of reduced interest rates, in our loans held for investment portfolio provided an additional $783 thousand, while the remaining loan categories showed lower combined earnings of $608 thousand due to lower yield. The remaining earning assets on our balance sheet reduced our earnings a combined $20 thousand.
A decrease in interest rates on liabilities contributed an additional $2.9 million to net interest income in 2012, but growth in our CDs and other borrowings absorbed $2.0 million of that savings. Interest bearing deposits, which are the primary source of interest expense, grew an average of $112.8 million in 2012, $95.3 million of which was in average CDs outstanding at a potential cost of $1.2 million which was offset by a $2.5 million savings potential due to rate reductions.

Table 2 - CHANGES IN NET INTEREST INCOME (RATE/VOLUME ANALYSIS)
(in thousands)

	2012 vs 2011
	Interest Increase (Decrease)	Change Attributable to
		Rate	Volume
Interest income
Loans held for investment:
Commercial	$783	$(1,619)	$2,402
Real estate	(419)	(446)	27
Consumer	(189)	(101)	(88)
Loans held for sale	5,837	(748)	6,585
Total loans	6,012	(2,914)	8,926
Securities:
Federal agencies	(36)	30	(66)
Mortgage-backed	27	(6)	33
Municipals	33	(11)	44
Other securities	—	—	—
Total securities	24	13	11
Restricted stock and deposits in other banks	20	24	(4)
Bank owned life insurance	(64)	148	(212)
Total interest income	$5,992	$(2,729)	$8,721
Interest expense
Deposits:
Demand	$4	$(19)	$23
Money market	(561)	(619)	58
Savings	(12)	(12)	—
Time	(667)	(1,813)	1,146
Total deposits	(1,236)	(2,463)	1,227
Other borrowings	356	(407)	763
Total interest expense	(880)	(2,870)	1,990
Net interest income	$6,872	$141	$6,731

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
Interest rate sensitivity analysis presents the amount of assets and liabilities that are estimated to reprice through specified periods if there are no changes in balance sheet mix. The interest rate sensitivity analysis in Table 3 reflects our assets and liabilities on December 31, 2012 that will either be repriced in accordance with market rates, mature or are estimated to mature early or prepay within the periods indicated. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time. Interest-bearing demand deposits and money market balances are considered interest sensitive for 50% of the outstanding balances. Management believes this structure makes for a more accurate and meaningful view of our interest sensitivity position.

Table 3 - INTEREST RATE SENSITIVITY ANALYSIS
(in thousands)

	December 31, 2012
	3 Months or Less	> 3 Months to 1 Year	> 1 Year to 3 Years	> 3 Years to 5 Years	> 5 Years	Total
Interest sensitive assets:
Interest bearing deposits and Federal funds sold	$17,887	$—	$—	$—	$—	$17,887
Securities	156	2,079	2,999	6,054	3,346	14,634
Loans held for sale	419,075	—	—	—	—	419,075
Loans held for investment	250,852	162,247	131,939	97,818	18,238	661,094
Restricted equity securities	10,107	2,122	—	—	134	12,363
Bank Owned Life Insurance	—	—	—	—	7,173	7,173
Total interest sensitive assets	698,077	166,448	134,938	103,872	28,891	1,132,226
Interest sensitive liabilities:
NOW and savings deposits	43,748	—	—	—	43,747	87,495
Money market deposits	167,950	—	—	—	167,949	335,899
Time deposits	74,191	124,020	70,843	19,213	—	288,267
Other borrowings	193,149	5,075	1,075	10,000	—	209,299
Total interest sensitive liabilities	479,038	129,095	71,918	29,213	211,696	920,960
Interest sensitivity gap	$219,039	$37,353	$63,020	$74,659	$(182,805)	$211,266
Cumulative interest sensitivity gap	$219,039	$256,392	$319,412	$394,071	$211,266
Percentage cumulative gap to total interest sensitive assets	19.3%	22.6%	28.2%	34.8%	18.7%
As illustrated in Table 3, we are asset sensitive at three months or less. This is due the volume in our loans held for sale portfolio. Although we remain asset sensitive beyond three months to five years, the level of sensitivity is greatly diminished. As stated previously, this is a model of a one-day position. Because of their limited term before being delivered to investors, loans held for sale are treated as though it were a single duration asset, as opposed to a constantly renewing asset. Other borrowings also reflect maturities based upon funding loans held for sale. Table 3A has been modified, extracting loans held for sale from assets and the related borrowings of $193.0 million from liabilities. This modification would result in a neutral position with regard to short term interest rates sensitivity. We believe our balance sheet is well positioned with regard to interest rate sensitivity and future rate changes when they occur.

Table 3A - INTEREST RATE SENSITIVITY ANALYSIS EXCLUDING LOANS HELD FOR SALE AND RELATED BORROWINGS
(in thousands)

	December 31, 2012
	3 Months or Less	> 3 Months to 1 Year	> 1 Year to 3 Years	> 3 Years to 5 Years	> 5 Years	Total
Interest sensitive assets:
Interest bearing deposits and Federal funds sold	$17,887	$—	$—	$—	$—	$17,887
Securities	156	2,079	2,999	6,054	3,346	14,634
Loans held for sale	n/a	n/a	n/a	n/a	n/a	n/a
Loans held for investment	250,852	162,247	131,939	97,818	18,238	661,094
Restricted equity securities	10,107	2,122	—	—	134	12,363
Bank Owned Life Insurance	—	—	—	—	7,173	7,173
Total interest sensitive assets excluding loans held for sale	279,002	166,448	134,938	103,872	28,891	713,151
Interest sensitive liabilities:
NOW and savings deposits	43,748	—	—	—	43,747	87,495
Money market deposits	167,950	—	—	—	167,949	335,899
Time deposits	74,191	124,020	70,843	19,213	—	288,267
Other borrowings	125	5,075	1,075	10,000	—	16,275
Total interest sensitive liabilities excluding borrowings related to loans held for sale	286,014	129,095	71,918	29,213	211,696	727,936
Interest sensitivity gap excluding loans held for sale and related borrowings	$(7,012)	$37,353	$63,020	$74,659	$(182,805)	$(14,785)
Cumulative interest sensitivity gap excluding loans held for sale and related borrowings	$(7,012)	$30,341	$93,361	$168,020	$(14,785)
Percentage cumulative gap to total interest sensitive assets excluding loans held for sale and related borrowings	(1.0)%	4.3%	13.1%	23.6%	(2.1)%
In recognition of the fact that all modeling tools have some form of limitation, ALCO utilizes a more sophisticated interest rate risk measurement tool. Simulation analysis is used to subject the current repricing conditions to rising interest rates in increments of 1%, 2%, 3% and 4% and falling interest rates in decrements of 1% and 2% to determine how net interest income changes for the next twelve and twenty-four months, with flat growth, under two rate assumptions. The assumptions are “shocked”, in a scenario that assumes the entire rate change has occurred in a single month, and “ramped”, in a scenario that assumes rate changes have occurred equally throughout the analysis period. ALCO also applies a “shocked” and “ramped” assumption when measuring the effects of changes in interest rates over a twelve month period on MVE by discounting future cash flows of interest bearing deposits and loans using new rates at which deposits and loans would be made to similar depositors and borrowers. Market value changes in the investment portfolio are estimated by discounting future cash flows and using duration analysis. Loan and investment security prepayments are estimated using current market information. Tables 4 and 4A show the estimated impact of changes in interest rates up 1%, 2%, 3% and 4% and down 1% and 2%, on net interest income and on MVE as of December 31, 2012 (in thousands).
Change in Net Interest Income
Shocked Assumption Results: The projected change in net interest income due to changes in interest rates in the twelve month projection at December 31, 2012, were in compliance with our internally established guidelines for increases of 1%, 2% and 3%, and decreases of 1%. In the twenty-four month projection, the degree of change in net interest income due to changes in interest rates were in compliance with our established internal guidelines for increases of 1% and decreases of 1%. Decreases in interest rates of 2% and increases of 4% were non-compliant under both projected time periods and increases of 2% and 3% were non-compliant for twenty-four months. The internal guidelines are set by management and approved by our Board. These guidelines have been established to assist the Company in monitoring potential sensitivity to interest rate risk, but a non-

compliant result is not an indication of excessive risk. It is merely an indicator that closer monitoring by management may be necessary.
Ramped Assumption Results: The projected change in net interest income due to changes in interest rates in the twelve month projection at December 31, 2012, were in compliance with our established internal guidelines at all rate increments except decreases of 2%. In the twenty-four month projection, the degree of change in net interest income due to changes in interest rates were in compliance with our established internal guidelines for increases of 1% and decreases of 1%, but all other changes in interest income were non-compliant.
Our loans held for sale portfolio creates challenges when modeling net interest income due to the underlying flat growth assumption. The model assumes that as rates move up or down the volume in our loans held for sale would remain constant, thereby, yielding income that is above policy limits when rates increase and below policy limits when rates decline. History has demonstrated that loans held for sale behave in a completely different manner. When rates decrease volume goes up and will compensate to some level for the impact of the rate decrease. Conversely, when rates increase so will the volume and income will decline as a result.
Market Value of Equity
Under both the “shocked” and “ramped” assumptions changes in the market value of equity for increases of 1%, 2%, 3%, and 4% were in compliance with our established internal guidelines. However for decreases of both 1% and 2% the results were not within our internal guidelines. These projected changes in the MVE model are based on flat growth assumptions and no changes in the mix of assets or liabilities.
Both the modified interest rate sensitivity model and the simulation model indicate that we are well positioned for potential rate shifts. These models support the actions that management has taken with regard to the length of maturities in our portfolio and the products we offer. We will continue to analyze our portfolio and modify our actions as needed to support Company growth in the future.

Table 4 - CHANGE IN NET INTEREST INCOME

SHOCKED
Change in Interest Rates(1)	12 Months Changes in Net Interest Income(2)		24 Months Changes in Net Interest Income(2)
	Amount	Percent	Amount	Percent
Up 4%	$8,370	20.47%	$22,153	27.41%
Up 3%	6,032	14.76	15,905	19.68
Up 2%	3,652	8.93	9,541	11.81
Up 1%	1,308	3.20	3,172	3.93
Down 1%	(1,954)	(4.78)	(3,837)	(4.75)
Down 2%	(6,206)	(15.18)	(13,095)	(16.21)

RAMPED
Change in Interest Rates(1)	12 Months Changes in Net Interest Income(2)		24 Months Changes in Net Interest Income(2)
	Amount	Percent	Amount	Percent
Up 4%	$3,240	7.93%	$16,272	20.14%
Up 3%	3,138	7.68	12,774	15.81
Up 2%	2,487	6.08	8,345	10.33
Up 1%	1,110	2.72	2,981	3.69
Down 1%	(1,721)	(4.21)	(3,603)	(4.46)
Down 2%	(4,340)	(10.62)	(11,200)	(13.86)

(1)	Our simulation model makes assumptions including the slope and timing of rate increases, the rates that drive certain financial instruments, prepayment assumptions, etc.

(2)	Represents the difference between estimated net interest income for the next 12 months in the current rate environment.

Table 4A - CHANGE IN MARKET VALUE OF PORTFOLIO EQUITY

	SHOCKED		RAMPED
Change in Interest Rates(1)	Changes in Market Value of Portfolio Equity(2)		Changes in Market Value of Portfolio Equity(2)
	Amount	Percent	Amount	Percent
Up 4%	$7,878	5.21%	$14,414	9.53%
Up 3%	8,502	5.62	11,905	7.87
Up 2%	7,975	5.27	9,228	6.10
Up 1%	4,764	3.15	4,990	3.30
Down 1%	(11,228)	(7.42)	(11,363)	(7.51)
Down 2%	(33,784)	(22.33)	(34,096)	(22.53)

(1)	Our simulation model makes assumptions including the slope and timing of rate increases, the rates that drive certain financial instruments, prepayment assumptions, etc.

(2)	Represents the difference between market value of portfolio equity in the current interest rate environment.

NON-INTEREST INCOME
Non-interest income increased $35,018,000 or 64.0% in 2012 when compared to 2011. The following table lists the major components of non-interest income for December 31, 2012 and 2011.

	December 31,
	2012	2011
Mortgage banking income	$86,337,921	$51,362,464
Service charges and fees	1,830,018	1,630,416
Title company income	814,487	618,114
Proceeds from bank owned life insurance	—	421,010
Bank owned life insurance income	226,893	269,263
Investment and insurance commissions	172,667	250,461
Gain on sale of assets, net	5,539	37,223
Gain on sale of securities, net	920	3,107
Other	372,361	153,380
	$89,760,806	$54,745,438
Mortgage banking income represents fees from originating and selling residential mortgage loans as well as commercial mortgages through Monarch Mortgage and our subsidiary, Monarch Capital, LLC. Monarch Mortgage, our residential mortgage division, was reorganized and expanded in June 2007. The refinance boom coupled with purchase money business made 2012 another record year for Monarch Mortgage with total dollar volume of $2,703,490,436 compared to $1,648,847,556 in 2011. The total number of loans closed was 9,940 in 2012 compared to 6,801 in 2011. Purchase money mortgages represented 42% of this dollar volume.
Service charges increased 12.2% or $200 thousand in 2012 due to growth in deposits. Service charges include overdraft and non-sufficient funds fees, automated teller machine transaction fees, non-recurring loan fees and credit card fees. Service charge pricing on deposit accounts and loan fees are typically reevaluated annually to reflect current costs and competition.
Title income increased $196 thousand, or 31.8% with the increased levels of loan closings during the year. Title income was generated through Real Estate Security Agency, LLC, a subsidiary of Monarch Investment, LLC, which owns 75% of the company.
During the third quarter of 2011, we received proceeds from bank owned life insurance ("BOLI") of $1,077,632 which resulted in a $656,622 reduction in the value of our BOLI asset. The remaining $421,010 in proceeds was tax-exempt non-interest income. The majority of this income was paid out in death benefits. The tax-effective income from these proceeds was $637,892. In October 2005 we purchased $6,000,000 in BOLI that has resulted in income and commissions in each of the two years presented. Income from BOLI is not subject to tax. The tax-effective income earnings from BOLI are $343,777 in 2012 and $407,974 in 2011.
In August 2012, Monarch introduced a new division to meet the needs of high net worth individuals, Monarch Bank Private Wealth ("MBPW"). In addition, Monarch formed an affiliation with Raymond James Financial Services, Inc., to enable MBPW to offer their clientele financial planning, trust and investment services. We also continue to offer investment services, through our investment division, Monarch Investment. Investment and insurance commissions decreased $78 thousand in 2012 compared to 2011 as the Company ramped up production.
In 2012 we sold five autos and four pieces of equipment for a net gain of $5,539. In 2011 we sold two autos and a piece of equipment for a net gain of $37,223. There was one security gain of $920 in 2012 related to an agency call and one security gain of $3,107 recorded in 2011 on the sale of a mortgage-backed security. There were no security losses in either period.
Other income represents a variety of nominal recurring and non-recurring activities and transactions that have occurred throughout the years presented.

NON-INTEREST EXPENSE
Non-interest expense was $104,255,614 for 2012 compared to $71,044,366 in 2011, an increase of $33,211,248 or 46.7%. The following table lists the major components of non-interest expense for December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011
Commissions	$46,572,529	$25,093,001
Salaries and employee benefits	29,868,159	23,236,123
Loan origination expenses	8,487,520	6,456,864
Occupancy expenses	4,683,224	3,929,058
Furniture and equipment expense	2,406,533	1,982,600
Marketing expense	2,412,674	1,541,689
Data processing services	1,525,401	1,197,085
Professional fees	1,100,039	990,056
Telephone	964,777	812,403
Stationary and supplies	759,891	722,155
FDIC insurance	698,857	751,214
Postage	634,036	479,733
Franchise Tax	577,769	565,543
Travel	395,854	244,376
ATM expense	286,554	239,414
Insurance	189,010	154,175
Amortization of intangible assets	178,572	178,572
Title	110,970	86,900
Valuation adjustments on other real estate	592,575	574,192
Other real estate expense	72,080	324,051
Rental income, other real estate	(10,030)	—
Income on sale of other real estate	(151,956)	(49,720)
Other	1,900,576	1,534,882
	$104,255,614	$71,044,366

The dollar and percentage change of listed expenses is provided below.

	Year Ended December 31,
	2012 vs. 2011
	Dollars	Percentage
Commissions	$21,479,528	85.6%
Salaries and employee benefits	6,632,036	28.5%
Loan origination expenses	2,030,656	31.4%
Occupancy expenses	754,166	19.2%
Furniture and equipment expense	423,933	21.4%
Marketing expense	870,985	56.5%
Data processing services	328,316	27.4%
Professional fees	109,983	11.1%
Telephone	152,374	18.8%
Stationary and supplies	37,736	5.2%
FDIC insurance	(52,357)	(7.0)%
Postage	154,303	32.2%
Franchise Tax	12,226	2.2%
Travel	151,478	62.0%
ATM expense	47,140	19.7%
Insurance	34,835	22.6%
Amortization of intangible assets	—	—%
Title	24,070	27.7%
Valuation adjustments on other real estate	18,383	3.2%
Other real estate expense	(251,971)	(77.8)%
Rental income, other real estate	(10,030)	100.0%
Income on sale of other real estate	(102,236)	205.6%
Commissions, which are variable in nature, were the primary source of our increase in non-interest expense in 2012. Mortgage banking is a commission based industry and with record production levels in 2012, this expense has increased 85.6%. At December 31, 2012, we employed a total of 665 full and part-time employees compared to 557 at year-end 2011. In addition, higher compensation related benefits such as social security tax and Medicare tax expenses have contributed to the increase.
Loan expense continues to grow as a function of costs associated with underwriting and processing mortgage loans at our current volume. Additionally, expense related to the shipping of mortgage loan packages to secondary market investors has had an impact on postage. The telephone is a critical communication tool for the banking industry as a whole and our mortgage lenders in particular. Our bank and mortgage lenders spend a great deal of time out of the office meeting with clients and prospects. This expense has grown with our banking and mortgage operations.

We launched our MBPW division in 2012 with the opening of an office in Williamsburg and Newport News. We also opened our Suffolk office in 2012. Our mortgage operations continue to expand to new markets as well. These additions and improvements have contributed to the increases in both occupancy and furniture and equipment expense in 2012.
Monarch has continued to focus on marketing our company brand and gaining exposure in the communities we serve through advertising, community activities and sponsorships. These activities included, media advertisement, higher visibility sponsorships, greater community involvement, and a second year of our “Top Flight” award aimed at recognizing small businesses in the community that have demonstrated a strong performance in a number of key areas.

Technology is critical to our success as a company. Changes and innovations in technology are rapidly finding their way to the banking industry and in 2012 Monarch continued its 2011 commitment to focus on providing our clients with secure, leading edge technology and service. With this ongoing commitment, the expenses related to upgrades and technology conversions of our systems have resulted in increased data processing costs.
Professional fees include legal, accounting, and consulting expenses. Loan portfolio management, company growth and increased and changing regulatory issues have led to increased professional fees as we seek advice in areas outside our expertise.
Four line items related to other real estate are included in non-interest expense: valuation adjustments for property held in other real estate, other real estate expense, income on sale of other real estate and rental income on other real estate. At the beginning of 2012 there were six properties in other real estate. Three properties were moved into other real estate during 2012 and all nine properties were sold. There were no properties in other real estate at December 31, 2012. At the beginning of 2011 there were five properties in other real estate. During the year, fifteen additional properties were moved into other real estate and fourteen properties were sold. The were nine properties sold at a net gain of $151,956 in 2012 and the fourteen properties sold at a net gain of $49,720 in 2011. Based on additional market information and property evaluations, three properties were written down $592,575 in 2012 and five properties were written down $574,192 in 2011, after being moved into other real estate. Maintenance and selling costs associated with other real estate were $72,080 in 2012 and $324,051 in 2011. One property in other real estate in 2012 was leased a portion of the year for $10,030 in rental income.
We continue to focus on controlling overhead expenses in relation to income growth. Our efficiency ratio, a productivity measure used to determine how well non-interest expense is managed, was 79.8% in 2012 and 80.2% in 2011. Our “Bank only” efficiency ratio was 53.6% in 2012 and 54.5% in 2011. A lower efficiency ratio indicates more favorable expense efficiency. The efficiency ratio is calculated by dividing non-interest expense by the sum of taxable equivalent net interest income and non-interest income. Increased regulatory burden and expenses associated with our non-interest income lines of business have negatively impacted this ratio and the value it provides to investors.
INCOME TAXES
In 2012 we recognized federal income tax expense of $6,973,382, resulting in an effective tax rate of 33.3%. We pay state taxes related to Monarch Mortgage in Maryland, North Carolina and South Carolina. The following table provides detail of state taxes and income not subject to federal tax. In 2011, a deferred tax adjustment related to a change in our statutory tax rate from 34% to 35% on earnings in excess of $10.0 million resulted in a reduction in federal tax recognition.

Income Tax Summary
	Year Ended December 31,
	2012	2011
Income tax provision	$7,426,785	$3,418,692
Less: state tax provision	453,403	344,140
Federal tax provision	$6,973,382	$3,074,552

Net income	$21,226,291	$11,004,057
Federal tax free income:
Bank owned life insurance	226,893	269,263
Municipal securities	39,066	25,818
Life insurance proceeds	—	421,010
Federal taxable income	$20,960,332	$10,287,966

Effective federal tax rate	33.3%	29.9%

SEGMENT REPORTING
Our reportable segments include community banking and retail mortgage banking services. Community banking involves making loans to and generating deposits from individuals and businesses in the markets where we have offices. Our mortgage banking services consist of originating residential loans and subsequently selling them to investors. Our mortgage banking segment is a strategic business unit that is managed separately from the community banking segment because the mortgage banking services segment appeals to different markets and, accordingly, requires different technology and marketing strategies. We do not have other reportable operating segments. For discussion of our segment accounting policies, see Note 1 to our Consolidated Financial Statements (included in Item 8. of this Form-K). The assets and liabilities and operating results of one of our other wholly owned subsidiaries, Monarch Capital, LLC, is included in the mortgage banking segment. Monarch Capital, LLC, provides commercial mortgage brokerage services.
Segment information for the years 2012 and 2011 is shown in the following table. The “Other” column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments and inter-company eliminations.
Selected Financial Information

	Commercial and Other Banking	Mortgage Banking Operations	Inter-segment Eliminations	Total
Year Ended December 31, 2012
Interest income	$45,593,745	$874,720	$—	$46,468,465
Interest expense	(5,916,233)	—	—	(5,916,233)
Net interest income	39,677,512	874,720	—	40,552,232
Provision expense	(4,831,133)	—	—	(4,831,133)
Net interest income after provision for loan losses	34,846,379	874,720	—	35,721,099
Non-interest income	5,222,612	86,056,021	(1,517,827)	89,760,806
Non-interest expenses	(24,168,712)	(81,604,729)	1,517,827	(104,255,614)
Net income before income taxes and minority interest	$15,900,279	$5,326,012	$—	$21,226,291
Year Ended December 31, 2011
Interest income	$39,693,522	$725,805	$—	$40,419,327
Interest expense	(6,796,455)	—	—	(6,796,455)
Net interest income	32,897,067	725,805	—	33,622,872
Provision expense	(6,319,887)	—	—	(6,319,887)
Net interest income after provision for loan losses	26,577,180	725,805	—	27,302,985
Non-interest income	4,275,449	51,018,091	(548,102)	54,745,438
Non-interest expenses	(21,026,211)	(50,566,257)	548,102	(71,044,366)
Net income before income taxes and minority interest	$9,826,418	$1,177,639	$—	$11,004,057
Segment Assets
2012	$796,319,227	$456,716,145	$(37,457,219)	$1,215,578,153
2011	$700,309,396	$229,286,806	$(20,809,274)	$908,786,928
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
GENERAL
Total assets were $1,215.6 million at December 31, 2012, an increase of $306.8 million, or 33.8% over $908.8 million at year-end 2011. This majority of this growth increase is attributable to growth in our loans held for sale portfolio. Other areas of notable asset growth was our held for investment portfolio and total cash and cash equivalents. Loans held for sale increased $207.5 million, or 98.1% to $419.1 million in 2012 compared to 2011. Loans held for investment increased $53.5 million, or 8.8% to $661.1 million. Total cash and cash equivalents increased $26.1 million to $57.8 million at year-end 2012 compared to $31.7 million in 2011. Investment securities were $14.6 million at year-end 2012 compared to $9.2 million one year prior. Restricted equity securities increased $5.9 million, or 92.6% to $12.4 million in 2012 compared to $6.4 million in 2011. Property and equipment increased $2.4 million to $25.4 million. Other real estate declined $3.4 million to $0 at December 31, 2012. BOLI increased $227 thousand in 2012 to $7.2 million.

Total liabilities increased $294.7 million, or 35.4% to $1,126.6 million at December 31, 2012, compared to $831.9 million at December 31, 2011. Total deposits were $901.8 million at year end 2012, an increase of 21.8% or $161.7 million over $740.1 million at December 31, 2011. Total borrowings increased $128.4 million to $209.3 million at December 31, 2012. Total stockholders’ equity was $88.9 million at December 31, 2012, compared to $76.8 million at December 31, 2011, an increase of $12.1 million or 15.8%.

SECURITIES
Our securities portfolio consists primarily of securities for which an active market exists. Our policy is to invest mainly in securities of the U. S. Government and its agencies and in other high grade fixed income securities to minimize credit risk. Our securities portfolio plays a limited role in the management of interest rate sensitivity and generates additional interest income. In addition, our portfolio serves as a source of liquidity and is used to meet collateral requirements for municipal deposits.
All of the securities in our portfolio are classified, available-for-sale. These securities are carried at estimated fair value and may be sold in response to changes in market interest rates, changes in securities’ prepayment risk, increases in loan demand, general liquidity needs, and other similar factors.
Table 5 - SECURITIES PORTFOLIO
(in thousands)

	As of December 31,
	2012	2011
Securities available-for-sale, at fair value:
U.S. government agency obligations	$10,574	$6,106
Residential mortgage-backed securities	2,032	1,259
Municipal securities	1,522	1,311
Corporate debt securities	506	511
Total Securities Portfolio	$14,634	$9,187
The amortized cost and estimated fair value of securities, all of which are classified as available for sale, at December 31, 2012, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

Table 6 - ESTIMATED MATURITIES OF SECURITIES AS OF PERIOD INDICATED
(in thousands)

	December 31, 2012
	1 Year or Less	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
		(Dollars In thousands)
US agency securities:
Amortized cost	$2,551	$7,000	$1,000	$—	$10,551
Fair value	$2,573	$7,005	$996	$—	$10,574
Weighted average yield	1.75%	0.73%	1.10%	—	1.01%
Residential mortgage backed securities:
Amortized cost	$—	$4	$—	$1,977	$1,981
Fair value	$—	$4	$—	$2,028	$2,032
Weighted average yield	—	3.01%	—	1.82%	1.82%
Municipal securities:
Amortized cost	$—	$504	$889	$—	$1,393
Fair value	$—	$525	$997	$—	$1,522
Weighted average yield	—	3.36%	3.94%	—	3.73%
Corporate debt securities:
Amortized cost	$500	$—	$—	$—	$500
Fair value	$506	$—	$—	$—	$506
Weighted average yield	4.14%	—	—	—	4.14%
Total securities:
Amortized cost	$3,051	$7,508	$1,889	$1,977	$14,425
Fair value	$3,079	$7,534	$1,993	$2,028	$14,634
Weighted average yield	2.14%	0.91%	2.44%	1.82%	1.49%
Total investment securities were $14.6 million at December 31, 2012, compared to $9.2 million in 2011. At year end, neither the aggregate book value nor the aggregate market value of the securities of any issuer exceeded ten percent of our stockholders’ equity. Additional information on our investment securities portfolio is in Note 2 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K).
As of December 31, 2012, there was a net unrealized gain of $208,858 related to the available-for-sale investment portfolio compared to a net unrealized gain of $134,386 at year end 2011. Note 2 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K) provides details of the amortized cost, unrealized gains and losses, and estimated fair value of each category of the investment portfolio as of December 31, 2012 and 2011.
LOAN PORTFOLIO
Our lending activities are our principal source of income. Loans held for investment, net of unearned income, increased $53,481,716 or 8.8% during 2012. Loans held for sale, loans originated for the secondary market by Monarch Mortgage that have closed but not funded with our investors, increased 98.1% or $207,519,995 to $419,075,089 on December 31, 2012 compared to $211,555,094 on December 31, 2011. This increase was due to a boom in the mortgage industry driven by an extended period of record low mortgage rates. Discussions below exclude loans held for sale.
Our loan portfolio is divided into three loan types; commercial, real estate, and consumer. The commercial loan type represents 13.9%, the real estate loan type represents 85.6%, and the consumer loan type represents 0.5% of our loan portfolio.
Commercial loans increased $10.8 million or 13.3% in 2012 to $91.9 million. Commercial loan yield is 5.35% in 2012 compared to 5.85% in 2011. Commercial loans are highly sought after in the current banking environment. Competition from the standpoint of both pricing and term is considerable while the number of opportunities available in the market are limited.
Real estate secured loans, increased $43.2 million to $516.1 million in 2012 compared to 2011. The blended yield on this segment is 5.46% in 2012 compared to 5.78% in 2011. The real estate secured segment is further divided based on loan purpose and includes construction, 1-4 family residential properties, home equity lines, multifamily and real estate secured commercial loans. Monarch continued to make real estate secured loans throughout the recent economic downturn, which is counter to many of our competitors. Despite the compression in the real estate market, there still exist a large number of financially sound companies and individuals with borrowing needs that have allowed us to grow our portfolio while maintaining strong credit quality. Commercial real estate loans are by far the largest class of loans in our loans held for investment portfolio, at 34.4% of total loans. This class represents 40.2% of total real estate secured loans and increased $31.3 million or 15.9%, to $227.8 million in 2012. Owner occupied commercial real estate loans comprise 48.1% of that total. Real estate construction loans represent 27.2% of total real estate secured loans and increased $14.9 million in 2012 to $154.2 million. 1-4 family residential loans represent 16.4% of this segment and increased 8.0%, or $6.9 million in 2012 to $92.6 million. Home equity lines and multifamily real estate loans declined in 2012. Home equity lines have been trending downward since 2008. This class decreased $3.1 million in 2012 to $71.6 million and comprised 12.7% of the real estate loan type. Multifamily loans decreased $6.8 million or 25.2% to $20.0 million, and represented 3.5% of the real estate loan type at December 31, 2012.
Consumer loans, which comprise less than 1.0% of our loans held for investment, declined marginally in 2012. The yield on consumer and installment loans has increased to 13.1% in 2012 from 10.6% in 2011.
We consider our overall loan portfolio diversified as it consists of 13.9% in commercial loans, 23.3% in construction loans, 14.0% in loans secured by 1-4 family residential properties, 10.8% in home equity lines, 16.6% in owner occupied commercial loans secured by real estate, 17.8% non-owner occupied commercial loans secured by real estate, 3.0% in multifamily loans and less than 1% in consumer loans as of December 31, 2012, as detailed in Table 7 (in thousands) classified by type.
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
Table 7 - LOANS
(in thousands)

	December 31,
	2012	2011	2010	2009	2008
Commercial	$91,889	$81,130	$86,560	$71,414	$65,663
Real estate
Construction	154,213	139,313	119,958	131,210	126,987
Residential (1-4 family)	92,606	85,731	84,826	87,749	86,797
Home equity lines	71,635	74,706	80,823	81,168	85,851
Multifamily	20,021	26,780	20,975	16,126	4,587
Commercial	227,621	196,370	162,750	146,831	131,264
Consumers
Consumer and installment loans	3,054	3,532	2,918	3,142	3,490
Overdraft protection loans	55	50	58	60	73
Loans - net of unearned income (1)	$661,094	$607,612	$558,868	$537,700	$504,712

(1)	Loans - net of unearned income include deferred loan fees. These fees were $82 thousand in 2012 and $10 thousand in 2011.

Table 8 - LOAN MATURITIES
(in thousands)

	December 31, 2012
	Due within one year		Due after one year but within five years		Due after five years		Total (1)
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Commercial	$50,364	5.30%	$37,169	5.43%	$4,356	5.21%	$91,889	5.35%
Real estate
Construction	104,824	5.73%	49,239	5.64%	150	7.25%	154,213	5.70%
Residential (1-4 family)	41,683	6.21%	21,282	6.02%	29,641	4.82%	92,606	5.72%
Home equity lines	28	8.32%	2,002	4.45%	69,605	3.35%	71,635	3.39%
Multifamily	12,431	5.43%	7,591	5.37%	—	—%	20,022	5.41%
Commercial	87,282	6.26%	125,912	5.67%	14,426	4.87%	227,620	5.85%
Consumers
Consumer and installment loans	442	9.11%	2,441	14.20%	171	7.23%	3,054	13.08%
Overdraft protection loans	2	21.00%	31	20.06%	22	20.21%	55	20.16%
	$297,056	5.87%	$245,667	5.73%	$118,371	3.99%	$661,094	5.48%
Fixed rate loans due after one year			$231,762		$32,114		$263,876
Variable rate loans due after one year			13,905		86,257		100,162
			$245,667		$118,371		$364,038

(1)	Total loans include unearned income in the form of deferred loan fees. These fees were $82 thousand in 2012 and $10 thousand in 2011.
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
Our allowance for loan losses is to provide for losses inherent in the loan portfolio. Management is responsible for determining the level of the allowance for loan losses, subject to review by our Board of Directors. Among other factors, we consider on a monthly basis our historical loss experience, the size and composition of our loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits including impaired loans, our risk-rating-based loan “watch list”, and local and national economic conditions. The economy of our trade area is well diversified. There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those factors include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate.
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
5 Acceptable with care

The following table delineates, in thousands, our loan portfolio by class and “pass” and “watch list” risk grade for the years ended December 31, 2012 and 2011.
Table 9 - LOANS BY RISK GRADE
(in thousands)

	2012
	Pass	Watch list	Total
Commercial	$87,323	$4,481	$91,804
Real estate
Construction	139,899	14,398	154,297
Residential (1-4 family)	83,634	8,863	92,497
Home equity lines	69,908	1,583	71,491
Multifamily	17,764	2,269	20,033
Commercial	220,154	7,660	227,814
Real estate subtotal	531,359	34,773	566,132
Consumers
Consumer and installment loans	2,884	142	3,026
Overdraft protection loans	50	—	50
Loans to individuals subtotal	2,934	142	3,076
Total gross loans	$621,616	$39,396	$661,012
Unamortized loan costs, net of deferred fees			82
Total net loans			$661,094

	2011
	Pass	Watch list	Total
	$72,166	$9,044	$81,210
Commercial
Real estate	124,748	14,507	139,255
Construction	75,241	10,509	85,750
Residential (1-4 family)	71,488	3,383	74,871
Home equity lines	24,408	2,303	26,711
Multifamily	187,102	9,097	196,199
Commercial	482,987	39,799	522,786
Real estate subtotal
Consumers
Consumer and installment loans	3,528	20	3,548
Overdraft protection loans	58	—	58
Loans to individuals subtotal	3,586	20	3,606
Total gross loans	$558,739	$48,863	$607,602
Unamortized loan costs, net of deferred fees			10
Total net loans			$607,612
A loan risk graded a loss is charged-off when identified and a loan risk graded as doubtful is classified as a nonaccrual loan. At December 31, 2012 we did not have any loans risk graded as a loss or as doubtful. We do not have any potential problem loans which have not been evaluated and disclosed at December 31, 2012. Loans identified as special mention and substandard may or may not be classified as nonaccrual, based on current performance. “Watch list” loans are evaluated on an individual or relationship basis to determine if any, or all, of our loans to the borrower are at risk. We evaluate the collectability of both principal and interest when assessing the need for a loss accrual. For additional discussion on this evaluation refer to Note 1 and Note 3 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K).
This evaluation includes, but is not limited to, the application of a loss factor using a three-year moving average “look back” at our historical losses. This loss factor is multiplied by the outstanding principal within each segment to arrive at an overall loss estimate. Environmental factors may also be applied to a segment or segments of loans based on management’s subjective evaluation of such conditions as credit quality trends, collateral values, portfolio concentrations, specific industry conditions in the regional economy, regulatory examination results, external audit and loan review findings, recent loss experiences in particular portfolio classes, etc. Any unallocated portion of the allowance for loan losses reflects management’s attempt to ensure that the overall reserve appropriately reflects a margin for the imprecision necessarily inherent in estimates of credit losses.

The allowance is subject to regulatory examinations and determination as to adequacy. This examination may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.
In 2012, we expensed $4,831,133 in provision for loan losses compared to $6,319,887 in 2011. Based on the current economic environment and the composition of our loan portfolio, the level of our charged-off loans combined with our peer bank loss experience, we considered this provision to be a prudent allocation of funds for our loan loss allowance.
Loans charged off during 2012 totaled $4,342,790 compared to $6,126,600 in 2011 and recoveries totaled $491,657 and $698,913 in 2012 and 2011, respectively. The ratio of net charge-offs to average outstanding loans was 0.62% in 2012 compared to 0.93% in 2011.
In 2012, approximately $1.6 million in loans charged off were related to failed real estate projects, approximately $2.1 million in loans charged off were related to failed business activities, and the remaining $648 thousand in charge offs were related to residential properties.
In 2011, approximately $2.4 million of the loan balances charged-off were tied to four relationships which had been identified by management as impaired or un-collectible; $1.3 million of that was related to a single borrower whose business activities failed. In 2011, $2.2 million in loans charged off were related to failed real estate projects, $2.3 million in loans charged off were related to failed business activities and the remaining $1.6 million were related to residential properties.
Table 10 presents our loan loss and recovery experience (in thousands) for the past five years.
The allowance for loan losses totaled $10,910,000 at December 31, 2012, an increase of $980,000 or 9.9% over December 31, 2011. The ratio of the allowance to loans, less unearned income, was 1.65% at December 31, 2012 and 1.63% at December 31, 2011. We believe that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in our loan portfolio at December 31, 2012. The allowance to loans ratio is supported by the level of non-performing loans, the seasoning of the loan portfolio, and the experience of the lending staff in the market. See Note 3 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K) for more information concerning our loan loss and recovery experience.

Table 10 - LOAN LOSS ALLOWANCE AND LOSS EXPERIENCE
(in thousands)

	December 31,
	2012	2011	2010	2009	2008
Balance at beginning of period	$9,930	$9,037	$9,300	$8,046	$3,976
Charge-offs:
Commercial	(835)	(907)	(304)	(524)	(235)
Real estate
Construction	(533)	(799)	(3,903)	(1,232)	(91)
Residential (1-4 family)	(2,239)	(983)	(1,843)	(1,106)	(456)
Home equity Lines	(602)	(3,158)	(2,887)	(1,077)	(202)
Multifamily	—	—	—	—	—
Commercial	(134)	(276)	(195)	(51)	—
Consumers
Consumer and installment loans	—	(1)	(38)	(28)	(49)
Overdraft protection loans	—	(2)	(1)	(4)	—
	(4,343)	(6,126)	(9,171)	(4,022)	(1,033)
Recoveries:
Commercial	67	55	74	14	54
Real estate
Construction	151	65	11	2	—
Residential (1-4 family)	197	197	10	32	20
Home equity Lines	74	367	142	24	4
Multifamily	—	—	—	—	—
Commercial	—	—	30	3	—
Consumers
Consumer and installment loans	2	13	1	16	11
Overdraft protection loans	1	2	1	1	—
	492	699	269	92	89
Net charge-offs	(3,851)	(5,427)	(8,902)	(3,930)	(944)
Provision for loan losses	4,831	6,320	8,639	5,184	5,014
Balance at end of period	$10,910	$9,930	$9,037	$9,300	$8,046
Percent of net charge-offs to average total loans outstanding during the period	0.62%	0.93%	1.61%	0.76%	0.20%

TABLE 11 - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
For the Years Ended December 31, 2012 and 2011
(in thousands)

	Commercial	Real Estate
		Construction	Residential	Home Equity	Multifamily	Commercial
2012
Allowance for credit losses:
Beginning balance	$1,946	$1,426	$2,733	$1,070	$346	$2,224
Charge-offs	(835)	(533)	(2,239)	(602)	—	(134)
Recoveries	67	151	197	74	—	—
Provision	572	1,316	854	860	(55)	792
Ending balance	$1,750	$2,360	$1,545	$1,402	$291	$2,882

Individually evaluated for impairment	$815	$740	$635	$626	$113	$513
Collectively evaluated for impairment	$935	$1,620	$910	$776	$178	$2,369
Financing receivables:
Ending balance	$91,804	$154,297	$92,497	$71,491	$20,033	$227,814
Ending balance: individually evaluated for impairment	$2,873	$9,173	$5,615	$1,498	$2,218	$5,985
Ending balance: collectively evaluated for impairment	$88,931	$145,124	$86,882	$69,993	$17,815	$221,829
	Consumers		Unallocated	Total
	Consumer and Installment loans	Overdraft Protection
Allowance for credit losses:
Beginning balance	$28	$4	$153	$9,930
Charge-offs	—	—	—	(4,343)
Recoveries	2	1	—	492
Provision	26	(4)	470	4,831
Ending balance	$56	$1	$623	$10,910

Individually evaluated for impairment	$25	$—	$—	$3,467
Collectively evaluated for impairment	$31	$1	$623	$7,443
Financing receivables:
Ending balance	$3,026	$50	$—	$661,012
Ending balance: individually evaluated for impairment	$142	$—	$—	$27,504
Ending balance: collectively evaluated for impairment	$2,884	$50	$—	$633,508

	Commercial	Real Estate
		Construction	Residential	Home Equity	Multifamily	Commercial
2011
Allowance for credit losses:
Beginning balance	$919	$1,932	$2,114	$2,443	$147	$1,308
Charge-offs	(907)	(799)	(983)	(3,158)	—	(276)
Recoveries	55	65	196	367	—	—
Provision	1,879	228	1,406	1,418	199	1,192
Ending balance	$1,946	$1,426	$2,733	$1,070	$346	$2,224

Individually evaluated for impairment	$1,307	$307	$2,074	$393	$132	$570
Collectively evaluated for impairment	$639	$1,119	$659	$677	$214	$1,654
Financing receivables:
Ending balance	$81,210	$139,255	$85,750	$74,871	$26,711	$196,199
Ending balance: individually evaluated for impairment	$6,632	$14,012	$9,250	$1,947	$2,303	$7,829
Ending balance: collectively evaluated for impairment	$74,578	$125,243	$76,500	$72,924	$24,408	$188,370
	Consumers		Unallocated	Total
	Consumer and Installment loans	Overdraft Protection
Allowance for credit losses:
Beginning balance	$85	$—	$89	$9,037
Charge-offs	(1)	(2)	—	(6,126)
Recoveries	13	3	—	699
Provision	(69)	3	64	6,320
Ending balance	$28	$4	$153	$9,930

Individually evaluated for impairment	$—	$—	$—	$4,783
Collectively evaluated for impairment	$28	$4	$153	$5,147
Financing receivables:
Ending balance	$3,548	$58	$—	$607,602
Ending balance: individually evaluated for impairment	$20	$—	$—	$41,993
Ending balance: collectively evaluated for impairment	$3,528	$58	$—	$565,609

Table 11a provides a breakdown of the allowance for loan losses by segment with the relative percentage of that allowance to the segment it represents.
TABLE 11a - Allocation of the Allowance for Loan Losses

	Years Ended December 31,
	2012		2011
	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans
Commercial	$1,749,641	13.9%	$1,946,528	13.4%
Real estate
Construction	2,360,707	23.3%	1,426,135	22.9%
Residential (1-4 family)	1,545,315	14.0%	2,733,263	14.1%
Home equity lines	1,402,448	10.8%	1,070,309	12.3%
Multifamily	290,532	3.0%	345,770	4.4%
Commercial	2,882,398	34.5%	2,223,506	32.3%
Consumers
Consumer and installment loans	55,192	0.5%	27,099	0.6%
Overdraft protection loans	501	—%	4,370	—%
Unallocated	623,266		153,020
	$10,910,000	100.0%	$9,930,000	100.0%
Total loans held for investment outstanding *	$661,094,162		$607,612,446
Ratio of allowance for loan losses to total loans held for investment	1.65%		1.63%

*	Total loans held for investment outstanding includes unamortized loan costs, net of deferred fees of $82,470 at December 31, 2012 and $10,280 at December 31, 2011.

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
Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings, and these are detailed in Table 12. Total non-performing loans as a percentage of total loans were 0.55% and 0.72% at December 31, 2012 and December 31, 2011, respectively.
There were sixteen loans totaling $3,399,589 in non-accrual status at December 31, 2012 and seventeen loans totaling $4,217,195 in non-accrual status at December 31, 2011. All of these loans have been identified as impaired according to Accounting Standards Codification 310, Receivables. A loan is considered impaired if it is probable that the lender will be unable to collect all amounts due under the contractual terms of the loan agreement. We have provided specific reserves for these loans in our allowance for loan loss of $1,070,253 at December 31, 2012, and $1,191,180 in 2011. We recognized interest income on these loans of $211,628 and $196,070 in 2012 and 2011, respectively. Our average recorded investment in impaired loans was $5,559,759 in 2012 and $3,956,356 in 2011.
There was one loan for $152,880 on accrual status and past due 90 days or more at December 31, 2012 and three loans for $177,580 at December 31, 2011. There were no assets in other real estate held due to loan foreclosures at December 31, 2012 and six assets totaling $3,368,700 in other real estate held due to loan foreclosure on December 31, 2011.
There were two restructured loans at December 31, 2012 with an investment amount of $701,306 and a valuation allowance of $0, for a net value of $701,306. The restructured loan totaling $83,912 is accruing as of December 31, 2012.

There were two restructured loans at December 31, 2011 with an investment amount of $735,859 and a valuation allowance of $0, for a net value of $735,859.
Table 12 - NONPERFORMING ASSETS
Amounts are in thousands, except ratios.

	December 31,
	2012	2011	2010	2009	2008
Non-accruing loans:
Commercial	$617	$1,655	$1,575	$197	$126
Real estate
Construction	1,028	129	1,758	4,666	6,966
Residential (1-4 family)	931	1,327	3,621	2,132	339
Home equity Lines	586	857	757	354	75
Multifamily	—	—	—	—	—
Commercial	95	229	179	—	—
Consumers
Consumer and installment loans	142	20	—	—	—
Overdraft protection loans	—	—	—	—	—
Total non-accruing loans	3,399	4,217	7,890	7,349	7,506
Loans past due 90 days and accruing interest:
Commercial	—	39	271	—	—
Real estate
Construction	—	—	241	—	—
Residential (1-4 family)	—	139	418	—	—
Home equity Lines	—	—	180	—	—
Multifamily	—	—	—	—	—
Commercial	153	—	—	203	—
Consumers
Consumer and installment loans	—	—	21	—	—
Overdraft protection loans	—	—	—	—	—
Total past due loans	153	178	1,131	203	—
Restructured loans - accruing
Commercial	—	—	—	—	—
Real estate
Construction	—	—	—	—	—
Residential (1-4 family)	84	—	—	—	—
Home equity Lines	—	—	—	—	—
Multifamily	—	—	—	—	—
Commercial	—	—	—	—	—
Consumers
Consumer and installment loans	—	—	—	—	—
Overdraft protection loans	—	—	—	—	—
Total past due loans	84	—	—	—	—
Foreclosed property	—	3,369	1,745	2,116	532
Total nonperforming assets	$3,636	$7,764	$10,766	$9,668	$8,038
Asset Quality Ratios:
Allowance for loan losses to period-end loans	1.65%	1.63%	1.62%	1.73%	1.59%
Allowance for loan losses to nonperforming loans	300.02%	225.94%	100.19%	123.15%	107.19%
Nonperforming assets to total assets	0.30%	0.85%	1.30%	1.40%	1.35%

Table 13 - NON-PERFORMING LOANS
(in thousands)

	Non-Performing Loan Balances				Loan Loss Provision for Non-Performing Loans
	Loans 90 Days Past Due And Still Accruing	Nonaccrual Loans	Accruing Restructured Loans	Total Non-Performing Loans	Loan Loss Provision Provided	Loan Balance With Loan Loss Provision	Loan Balance Without Loan Loss Provision
December 31, 2012
Commercial	$—	$617	$—	$617	$503	$617	$—
Real estate
Construction	—	1,028	—	1,028	220	829	199
Residential (1-4 family)	—	931	84	1,015	342	779	236
Home equity lines	—	586	—	586	—	—	586
Multifamily	—	—	—	—	—	—	—
Commercial	153	95	—	248	5	95	153
Consumers
Consumer and installment loans	—	142	—	142	—	—	142
Overdraft protection loans	—	—	—	—	—	—	—
Total	$153	$3,399	$84	$3,636	$1,070	$2,320	$1,316
December 31, 2011
Commercial	$39	$1,022	$633	$1,694	$1,008	$1,655	$39
Real estate
Construction	—	129	—	129	40	40	89
Residential (1-4 family)	139	1,224	103	1,466	103	1,074	392
Home equity lines	—	857	—	857	40	465	392
Multifamily	—	—	—	—	—	—	—
Commercial	—	229	—	229	—	—	229
Consumers
Consumer and installment loans	—	20	—	20	—	—	20
Overdraft protection loans	—	—	—	—	—	—	—
Total	$178	$3,481	$736	$4,395	$1,191	$3,234	$1,161

Table 14 - NON-PERFORMING ASSETS
(in thousands)

	Total Non-Performing Loans	Other Real Estate Owned	Total
December 31, 2012
Commercial	$617	$—	$617
Real estate
Construction	1,028	—	1,028
Residential (1-4 family)	1,015	—	1,015
Home equity lines	586	—	586
Multifamily	—	—	—
Commercial	248	—	248
Consumers
Consumer and installment loans	142	—	142
Overdraft protection loans	—	—	—
Total	$3,636	$—	$3,636
December 31, 2011
Commercial	$1,694	$—	$1,694
Real estate
Construction	129	80	209
Residential (1-4 family)	1,466	3,289	4,755
Home equity lines	857	—	857
Multifamily	—	—	—
Commercial	229	—	229
Consumers
Consumer and installment loans	20	—	20
Overdraft protection loans	—	—	—
Total	$4,395	$3,369	$7,764
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
Table 15 presents the average balances of deposits and the average rates paid on those deposits for the past two years (in thousands).
Table 15 - AVERAGE DEPOSITS
(in thousands)

	2012		2011
	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits non-interest bearing	$161,866	—%	$113,829	—%
NOW accounts	40,764	0.21%	30,792	0.27%
Money market accounts	302,750	0.59%	295,187	0.79%
Savings accounts	19,765	0.45%	19,803	0.50%
Time deposits	340,188	0.89%	244,851	1.50%
	$865,333	0.57%	$704,462	0.87%

Table 15A presents the ending balances of deposits, dollar and percentage change on those deposits for the past two years (in thousands).

Table 15A - ENDING DEPOSITS
(in thousands)

			Change
	2012	2011	Dollar	Percent
Demand deposits non-interest bearing	$190,120	$133,855	$56,265	42.0%
NOW accounts	65,369	40,930	24,439	59.7%
Money market accounts	335,899	269,750	66,149	24.5%
Savings accounts	22,127	17,916	4,211	23.5%
Time deposits	288,267	277,641	10,626	3.8%
	$901,782	$740,092	$161,690	21.8%
We are continually evaluating the mix of our deposit base (time deposits versus demand, money market and savings) in relation to our funding needs and current market conditions. Demand deposit products are an area of focus due to their low cost. In 2010, we participated in the Federal Deposit Insurance Transaction Account Guarantee Program, which provided that through December 31, 2011 our clients received unlimited coverage for balances in both their non-interest bearing and low interest bearing deposit accounts. This program expired December 31, 2011, but provisions of the Dodd-Frank Act provided separate unlimited coverage for non-interest bearing demand and Interest on Lawyer Trust Accounts (IOLTAs) until December 31, 2012. This coverage expired December 31, 2012.
Non-interest bearing demand deposits increased an average of $48.0 million or 42.2% in 2012 and an annual $56.2 million or 42.0%. The majority of our non-interest bearing demand accounts are commercial, small business and attorney escrow accounts. Commercial accounts have increased an average of $36.9 million in the past year and small business checking has increased an average of $9.1 million. On an annual basis commercial accounts have increased $41.2 million and small business accounts have increased $12.2 million. NOW accounts grew $10.0 million on average and $24.4 million year over year in 2012. Although the majority of our NOW accounts are personal accounts, commercial NOW accounts increased $8.2 million on average in 2012 to $14.0 million. Year over year, commercial NOW accounts increased $5.3 million. The consistent trending between average and ending balances in our demand accounts indicates steady growth throughout the year. Monarch began focusing on growing low cost demand and now accounts several years ago. This focus has taken the form of developing a well trained, dedicated cash management team with a goal of providing high quality service and cost effective products to our commercial and small business clients, thereby growing business deposits and also obtaining their personal banking accounts in the process.
On average, savings account balances were relatively flat in 2012 compared to 2011 while year over year growth was $4.2 million. This is a change from recent years in which there has been a declining trend in these balances. Savings accounts are typically utilized by individuals with limited savings capacity or with specific short term goals, looking for a place to set aside funds but who are not particularly interest rate sensitive.
Money market accounts have increased an average $7.6 million or 2.6% and $66.1 million or 24.5%, on an annual basis in 2012. Our money market portfolio consists of both core and non-core accounts. Core money market accounts increased an average $27.1 million, and $30.6 million annually, in 2012. Our core money market account is a multi-tiered product offering better rates than savings accounts but at higher deposit levels. It is a highly competitive product that offers more flexibility than time deposits with the benefit of rates comparable with short term time deposits. Non-core money market account balances declined on average $20.0 million in 2012 compared to 2011, but grew $35.5 million on an annual basis. In the third quarter of 2011 we ended one of our two non-core money market relationships which had a contractually high balance associated with it, and in 2012 we negotiated a new non-core relationship with a lower contractual balance and interest rate. In 2012 we reduced the rates on our core money market accounts. Our rates still remain highly competitive, as is evidenced by the continued growth in our core money market accounts.
Certificates of deposit of $100,000 or more are detailed in Table 16. More information on deposits is contained in Note 8 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K).

Certificates of deposit as of December 31, 2012 and 2011 in amounts of $100,000 and over were classified by maturity as follows:
Table 16 - CERTIFICATES OF DEPOSITS $100,000 AND OVER
(in thousands)

	December 31,
	2012			2011
	Combined	Core	Brokered	Combined	Core	Brokered
3 months or less	$59,361	$18,025	$41,336	$75,749	$9,069	$66,680
Over 3 through 6 months	29,309	9,158	20,151	41,323	14,117	27,206
Over 6 through 12 months	62,983	30,801	32,182	38,127	38,127	—
Over 12 months	53,494	48,814	4,680	43,356	43,356	6,543
	$205,147	$106,798	$98,349	$198,555	$104,669	$100,429
At December 31, 2012 our brokered time deposits to total deposits was 10.9% compared to 13.6% at December 31, 2011. Although brokered deposits are purchased in large denomination transactions, the source of these deposits is in denominations of less than $250,000, providing us with a balance of stability and flexibility. Brokered deposits include Certificate of Deposit Account Registry Service (“CDARS”) deposits used by municipalities and other depositors to ensure full FDIC insurance protection. We had $18.0 million in municipal deposits in CDARS at December 31, 2012 and $17.0 million one year prior. We use our brokered time deposits primarily to fund our loans held for sale portfolio which has shown a dramatic increase in 2012. CDARS offers short term CD products called One-way Buys, which allow participants to bid weekly for available deposits at specified terms. At December 31, 2012 two of our brokered deposits totaling $35.0 million and at December 31, 2011 four of our brokered deposits totaling $59.0 million were in the form of CDARS One-way Buys with remaining terms of between 5 and 26 days. These deposits work well for Monarch because of their weekly availability, coupled with their short term, which allows us to more closely mirror the funding needs of our loans held for sale. In 2010 a provision of the Dodd-Frank Act permanently increased the level of Federal Deposit Insurance on all deposits to $250,000. As of December 31, 2012, our non-brokered deposits in excess of $250,000 totaled $17.1 million as compared to $23.3 million one year prior.
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
We monitor and plan our liquidity position for future periods. Liquidity strategies are implemented and monitored by our Asset/Liability Committee (“ALCO”). Daily and monthly liquidity positions are also monitored.
Cash, cash equivalents and federal funds sold totaled $57.8 million as of December 31, 2012, an increase of $26.0 million from the year ended December 31, 2011. At December 31, 2012, cash, securities classified as available for sale and federal funds sold were $72.4 million or 6.4% of total earning assets, compared to $40.9 million or 4.8% of total earning assets at December 31, 2011.
We are members of the Promontory Network and have access to a program through their Certificate of Deposit Account Registry Service® (“CDARS”) to use their CDARS One Way BuySM to purchase cost-effective funding without collateralization (and in lieu of generating funds through “traditional” brokered CDs or the Federal Home Loan Bank). These funds are accessed through a weekly auction. The auction typically takes place on Wednesdays, with next day settlement. There are seven maturities available ranging from 4 weeks to 5 years. If we are allotted funds in the auction, we incur no transaction fees or commissions. Although the process to compete for these deposits is different from the process for traditional brokered CDs, they are still considered brokered for Call Report purposes. These funds, which are included in our Jumbo CDs, are subject to discretionary limitations on volume that we normally would impose on traditional brokered deposits. Based on our “well capitalized” status, we are able to draw up to 30% of assets or $338.0 million from this program at December 31, 2012. We had $81.5 million on our balance sheet from this program at December 31, 2012 and $59.0 million at December 31, 2011.

We have additional sources of liquidity available to us including the capacity to borrow additional funds through several established arrangements. Further information on Borrowings is contained in Note 9 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K).
In the course of operations, due to fluctuations in loan and deposit levels, we occasionally find it necessary to purchase federal funds on a short-term basis. We maintain unsecured federal funds line arrangements with six other banks, which allow us to purchase funds totaling $54,500,000. These lines mature and reprice daily. There were no federal funds purchased at December 31, 2012 or December 31, 2011.
We also have access to the Federal Reserve Bank of Richmond’s discount window should a liquidity crisis occur. We have not used this facility in the past and consider it a backup source of funds.
We are a member of the Federal Home Loan Bank of Atlanta (“FHLB”) and as such, may borrow funds under a line of credit based on criteria established by the FHLB. This line of credit would allow us to borrow up to 30% of assets, or approximately $365.0 million, if collateralized, as of December 31, 2012. We currently pledge loans and investment securities to secure this line. Blanket liens pledged on certain designated loan portfolios amounted to $85.6 million at December 31, 2012 and $119.9 million at December 31, 2011. Additionally, investment securities with carrying values of $171 thousand at December 31, 2012 and $227 thousand at December 31, 2011 were pledged to secure any borrowings. Based on pledged collateral we had a line of $85.8 million at December 31, 2012. This line is reduced by $8.0 million, which has been pledged as collateral for public deposits. Should we ever desire to increase the line of credit beyond the 30% limit, the FHLB would allow borrowings of up to 40% of total assets once we met specific eligibility criteria.
In 2009, we negotiated an additional line of credit with FHLB that was secured by specific loans held for sale (“LHFS”). We pledge these loans, which have been sold to FHLB approved investors, as collateral. In return, we are allowed to borrow up to 78% of these loans for up to 120 days. Blanket liens pledged on specifically designated loans held for sale amounted to $273.6 million. Based on pledged collateral we had a line of $220.9 million at December 31, 2012.
We had $1,275,462 of FHLB borrowings outstanding on our primary line and $193,023,061 outstanding on our LHFS line on December 31, 2012. We had $24,375,430 outstanding on our primary line and $46,052,051 outstanding on our LHFS line as of December 31, 2011. We had $1,275,462 in a fixed-term advance contract outstanding on December 31, 2012. This advance, which was used to match-fund several amortizing longer-term fixed-rate loans, matures on September 28, 2015 and bears interest of 4.96% at December 31, 2012.
Advances on the LHFS line are re-priced daily. We had one advance outstanding on December 31, 2012 in the amount of $193,023,061 maturing May 17 2013.
In June 2012, we obtained a short term, holding company line of credit from PNC Bank of Pittsburgh, PA in the amount of $5.0 million which expires June 7, 2013. Loan pricing is set at the time of advance based on prevailing rates. At December 31, 2012 we had $5.0 million outstanding on the line, scheduled to mature on June 7, 2013.
CAPITAL RESOURCES
We review the adequacy of our capital on an ongoing basis with reference to the size, composition, and quality of our resources and consistent with regulatory requirements and industry standards. We seek to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses.
In November 2009, we raised a net of $18.4 million in capital through the sale of 800,000 shares of $5 par value, 7.80% Series B noncumulative convertible perpetual preferred stock, in a public offering. The stock carries a conversion feature for the stock holder for 3.75 shares of our Common Stock, which reflects a post split conversion price of $6.67 per share of Common Stock, subject to certain adjustments. Based upon the current market price of our Common Stock, this conversion feature is considered to be “in the money” for the stock holders of our 7.80% Series B noncumulative convertible perpetual preferred stock to convert their shares to 3.75 shares of our Common Stock. The stock also carries a conversion feature for the Company that allow us to exercise our conversion right if, for 20 trading days within any period of 30 consecutive trading days, the closing price of our Common Stock exceeds 130% of the then applicable conversion price of the Series B preferred stock. In June 2012, holders of our Series B noncumulative convertible perpetual preferred stock began converting their shares to common stock. At December 31, 2012, 481,123 shares remained outstanding. The stock has a liquidation preference of $25.00 per share plus an amount equal to the sum of all declared, accrued and unpaid dividends. For further information on the Company's option to convert our Series B noncumulative convertible perpetual preferred stock see Subsequent Events- Common Stock Dividend and Mandatory Conversion of Preferred Stock contained in Note 22 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K).

In December 2008, we were approved for and received $14.7 million from the U.S. Treasury Department under the TARP Capital Purchase Program. Under this program we issued 14,700 shares of Series A, $1,000 liquidation value, cumulative perpetual preferred stock. This stock carried a 5% dividend for each of the first 5 years of the investment, and 9% thereafter, and certain warrants on our common stock. In December 2009, we repurchased all of our Series A cumulative perpetual preferred stock from the U.S. Treasury Department. In early 2010 we repurchased the remaining warrants outstanding.
In June 2008, we raised $6.8 million net in capital through the sale of 928,932 shares of our common stock in two private placements. Selling shareholders were accredited investors and included certain qualifying insiders. These insiders were members of our board of directors and senior management whose purchases were made in accordance with Nasdaq Capital Market guidelines.
On July 5, 2006, we issued Trust Preferred Subordinated Notes in the amount of $10,000,000 through a private transaction. These notes, which are non-dilutive to common stock, may be included in Tier I capital for regulatory capital determination purposes. The notes have a LIBOR-indexed rate which adjusts, and is payable, quarterly. The rate on the notes at December 31, 2012 was 1.91%. In September 2009, we entered into an interest rate swap arrangement with PNC Bank of Pittsburgh to fix this rate at 4.86% for five years. The Trust Preferred Subordinated Notes may be redeemed at par beginning on September 30, 2011. This capital was used for general corporate purposes to support the continued growth.
On April 11, 2005, we announced an offering of a minimum of 497,880 shares and a maximum of 891,000 shares of common stock at a pre-established price of $7.32 per share. The offering ran until May 31, 2005 with the full 891,000 shares sold. This capital was used for general corporate purposes to support the continued growth.
The Federal Reserve, the Comptroller of the Currency and the Federal Deposit Insurance Bank adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. At December 31, 2012, the required minimum ratio of qualifying total capital to risk-weighted assets was 8%, of which 4% must be tier-one capital. Tier-1 capital includes stockholders’ equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. At December 31, 2012, our total risk-based capital ratio was 12.05%, which is well above the regulatory minimum of 8% and the well capitalized minimum of 10%.
All share and per share amounts are retroactively adjusted to reflect the stock dividend and splits.

Table 17 - REGULATORY CAPITAL
(Dollars in Thousands)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
As of December 31, 2012
Total Risk-Based Capital Ratio
Consolidated Company	$107,138	12.05%	$71,154	8.00%	N/A	N/A
Bank	$113,179	12.73%	$71,119	8.00%	$88,899	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated Company	$96,484	10.85%	$35,557	4.00%	N/A	N/A
Bank	$102,525	11.53%	$35,559	4.00%	$53,339	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated Company	$96,484	8.29%	$46,535	4.00%	N/A	N/A
Bank	$102,525	8.81%	$46,535	4.00%	$58,169	5.00%
(Tier 1 Capital to Average Assets)
As of December 31, 2011
Total Risk-Based Capital Ratio
Consolidated Company	$94,918	12.42%	$61,144	8.00%	N/A	N/A
Bank	$91,374	11.97%	$61,052	8.00%	$76,315	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated Company	$85,360	11.17%	$30,572	4.00%	N/A	N/A
Bank	$81,826	10.72%	$30,526	4.00%	$45,789	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated Company	$85,360	9.88%	$34,543	4.00%	N/A	N/A
Bank	$81,826	9.48%	$34,543	4.00%	$43,178	5.00%
(Tier 1 Capital to Average Assets)
OFF-BALANCE SHEET TRANSACTIONS
We enter into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. Our off-balance sheet transactions recognized as of December 31, 2012 were a letter of credit to secure public funds, commitments to extent credit and standby letters of credit.
Our letter of credit to secure public funds was from the Federal Home Loan Bank, and was for $8.0 million at December 31, 2012 and 2011.
Commitments to extend credit and unfunded commitments under existing lines of credit amounted to $213.2 million at December 31, 2012 and $172.4 million at December 31, 2011, which represent legally binding agreements to lend to clients with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
Standby letters of credit are conditional commitments we issue guaranteeing the performance of a client to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At December 31, 2012 and December 31, 2011, we had $19.3 million and $16.3 million respectively, in outstanding standby letters of credit. We do not have any off-balance sheet subsidiaries or special purpose entities. There was no commitments to purchase securities at December 31, 2012. There was a commitment to purchase a tax-exempt municipal security with an original face or $150,000 at a price of 100.5 on December 31, 2011. This security settled January 5, 2012.
We and our subsidiaries have thirty-seven non-cancellable leases for premises. Further information on lease commitments is contained in Note 5 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K).

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
Periodically, we participate in a “mandatory” delivery program for mortgage loans. Under the mandatory delivery system, loans with interest rate locks are paired with the sale of a notional security bearing similar attributes. Interim income or loss on the pairing of the loans and securities is recorded in mortgage banking income on our income statement. In addition, at the time the loan is delivered to an investor, matched securities are repurchased and a gain or loss on the pairing is recorded in mortgage banking income on our income statement. Management has elected to limit our exposure to this form of delivery to $50 million in outstanding loans. We were not participating in the mandatory delivery program at December 31, 2012.

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
The analysis of net interest income in this document is performed on a tax equivalent basis. We feel the tax equivalent presentation better reflects total return, as many financial assets have specific tax advantages that modify their effective yields. A reconciliation of tax-equivalent net interest income to net interest income under GAAP is provided in those statements.
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

The results of this simulation model are presented in tables 4 and 4a included in Item 7. of this Form 10-K. This model assumes flat growth and captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on our balance sheet. The simulation model is prepared and updated four times each year. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum internal tolerance level for net interest income exposure over a one and two year horizon given a 400, 300, 200 and 100 basis point (bp) upward shift or a 100, or 200 basis point downward shift in interest rates. The model does simulations using two assumptions; a sudden or “shocked” one month parallel and pro rata shift in rates and a “ramped” parallel and pro rata shift in rates over a 12 month and 24 month period for changes in net interest income and for 12 months for Market value of Portfolio Equity Sensitivity.

All of the 12 month period results in the net interest income simulation met the approved internal limits of our Asset Liability Management Policy with the exception of the downward shift of 200 basis points in both the shocked and ramped assumptions and an upward shift of 400 basis points in the shocked assumption. Only the upward shift of 100 basis points and downward shift of 100 basis points were within internal policy limits for either 24 month model. Upward movements of 200, 300 and 400 basis points and downward movement of 200 basis point were outside of internal policy limits. The results of changes in Market Value of Portfolio Equity Sensitivity indicate that downward shifts of 200 basis points under both assumptions would yield results that were not within the approved internal policy limits. We continue to focus its efforts on complying with approved limits.
The model assumes flat growth and is a “snapshot” approach that attempts to capture how the assets and liabilities that are on our balance sheet at a specific point in time, which in this case is December 31, 2012, would perform under changing rate scenarios. This approach only focuses on management’s decisions about the pricing, structure and duration of assets and liabilities to that point, filtering out the impact of future decisions. It also ignores the natural behavior of one of our significant earning assets, loans held for sale, which would typically increase in a lower rate environment and decrease in a higher rate environment. In spite of this flaw in the flat growth model the overall simulation is beneficial because it allows management to evaluate current strategies and determine if changes need to be made in the future with regard to those strategies.
The potential impact of rising rates on net interest income and equity is a primary concern for most members of the banking industry today, because rates have remained at historic lows long enough for the majority of assets and liabilities to re-price to the low levels creating a potential for liability sensitivity. Borrowers want to “lock in” loan rates for a longer period when rates are low because it decreases their costs. At the same time, depositors want to keep time deposits and similar savings products short so that they are not locked in to lower earnings when rates rise. This combination, if allowed to occur would create liability sensitivity, resulting in margin compression when rates rise because rates on deposits and borrowings would increase at a faster pace than rates on loans and other earning assets. Monarch has attempted to balance the desires of our clients with the realities of positioning the Bank for protection from margin compression in the future. Based on model results, Monarch’s balance sheet appears to be adequately positioned to avoid margin compression when rates begin to rise.
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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
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
Management assessed our internal controls over financial reporting as of December 31, 2012. This assessment was based on criteria established in Internal Controls – Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2012.
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
March 28, 2013

Certified Public Accountants and Consultants
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Monarch Financial Holdings, Inc. and Subsidiaries
Chesapeake, Virginia
We have audited the accompanying consolidated statements of condition of Monarch Financial Holdings, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monarch Financial Holdings, Inc. and subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
/s/ Yount, Hyde & Barbour, P.C.
Winchester, Virginia
March 28, 2013

MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
	2012	2011
ASSETS:
Cash and due from banks	$39,887,983	$20,090,991
Interest bearing bank balances	2,142,896	10,188,033
Federal funds sold	15,743,699	1,466,560
Total cash and cash equivalents	57,774,578	31,745,584
Investment securities available-for-sale, at fair value	14,633,733	9,186,697
Loans held for sale	419,075,089	211,555,094
Loans held for investment, net of unearned income	661,094,162	607,612,446
Less: allowance for loan losses	(10,910,000)	(9,930,000)
Loans, net	650,184,162	597,682,446
Property and equipment, net	25,447,555	23,093,883
Restricted equity securities, at cost	12,363,200	6,420,500
Bank owned life insurance	7,173,059	6,946,166
Goodwill	775,000	775,000
Intangible assets, net	282,739	461,311
Other real estate owned	—	3,368,700
Other assets	27,869,038	17,551,547
Total assets	$1,215,578,153	$908,786,928
LIABILITIES:
Deposits:
Demand deposits - non-interest bearing	$190,120,495	$133,855,101
Demand deposits - interest bearing	65,368,503	40,930,378
Savings deposits	22,127,493	17,915,622
Money market deposits	335,898,654	269,749,851
Time deposits	288,266,727	277,641,145
Total deposits	901,781,872	740,092,097
Borrowings:
Short term borrowings	5,000,000	—
Trust preferred subordinated debt	10,000,000	10,000,000
Federal Home Loan Bank advances	194,298,523	70,927,481
Total borrowings	209,298,523	80,927,481
Other liabilities	15,550,917	10,923,816
Total liabilities	1,126,631,312	831,943,394
STOCKHOLDERS’ EQUITY:
Preferred stock, $5 par value, 1,185,300 shares authorized; none issued	—	—
Noncumulative perpetual preferred stock, series B, liquidation value of $20.0 million, $5 par value; 800,000 shares authorized, 481,123 issued and outstanding at December 31, 2012, 800,000 issued and outstanding at December 31, 2011	2,405,615	4,000,000
Common stock, $5 par value: 20,000,000 shares authorized; issued and outstanding - 8,557,939 shares ( includes non-vested shares of 231,460) at December 31, 2012 and 7,199,608 shares (includes non-vested shares of 100,260) outstanding at December 31, 2011 (1)	41,632,395	35,496,740
Additional paid-in capital	12,717,727	16,557,899
Retained earnings	30,786,208	20,537,960
Accumulated other comprehensive loss	(200,022)	(363,028)
Total Monarch Financial Holdings, Inc. stockholders’ equity	87,341,923	76,229,571
Non-controlling interests	1,604,918	613,963
Total equity	88,946,841	76,843,534
Total liabilities and stockholders’ equity	$1,215,578,153	$908,786,928
(1) All share information has been adjusted to reflect the 6 for 5 stock split granted December 7, 2012 and cash in lieu of fractional shares.
The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011
Interest income:
Interest and fees on loans	$46,032,003	$40,019,749
Interest on investment securities	200,285	183,288
Interest on federal funds sold	23,343	53,256
Dividends on equity securities	191,396	156,986
Interest on other bank accounts	21,438	6,048
Total interest income	46,468,465	40,419,327
Interest expense:
Interest on deposits	4,962,290	6,198,080
Interest on trust preferred subordinated debt	494,911	492,750
Interest on borrowings	459,032	105,625
Total interest expense	5,916,233	6,796,455
Net interest income	40,552,232	33,622,872
Provision for loan losses	4,831,133	6,319,887
Net interest income after provision for loan losses	35,721,099	27,302,985
Non-interest income:
Mortgage banking income	86,337,921	51,362,464
Service charges and fees	1,830,018	1,630,416
Title income	814,487	618,114
Gain on sale of assets	5,539	37,223
Gain on sale/call of securities	920	3,107
Other	771,921	1,094,114
Total non-interest income	89,760,806	54,745,438
Non-interest expenses:
Salaries and employee benefits	29,868,159	23,236,123
Commissions	46,572,529	25,093,001
Loan origination expenses	8,487,520	6,456,864
Occupancy expenses	4,683,224	3,929,058
Furniture and equipment expenses	2,406,533	1,982,600
Marketing expense	2,412,674	1,541,689
Data processing services	1,525,401	1,197,085
Professional fees	1,100,039	990,056
Foreclosed property expense	502,669	848,523
FDIC insurance	698,857	751,214
Other	5,998,009	5,018,153
Total non-interest expenses	104,255,614	71,044,366
Income before income taxes	21,226,291	11,004,057
Income tax provision	(7,426,785)	(3,418,692)
Net income	13,799,506	7,585,365
Less: Net income attributable to non-controlling interests	(974,637)	(459,753)
Net income attributable to Monarch Financial Holdings, Inc.	$12,824,869	$7,125,612
Preferred stock dividend and accretion of preferred stock discount	(1,402,532)	(1,560,000)
Net income available to common stockholders	$11,422,337	$5,565,612
Basic net income per share (1)	$1.54	$0.78
Diluted net income per share (1)	$1.25	$0.70

(1) All shares have been adjusted to reflect the 6 for 5 stock split granted December 7, 2012 and cash in lieu of fractional shares.

The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011
Net Income	$13,799,506	$7,585,365
Other comprehensive income (loss):
Change in unrealized gain (loss) on interest rate swap, net of income taxes	113,854	(41,335)
Change in unrealized gains on securities available for sale, net of income taxes	49,152	11,554
Other comprehensive income (loss)	163,006	(29,781)
Total comprehensive income	13,962,512	7,555,584
Less: Comprehensive income attributable to non-controlling interests	(974,637)	(459,753)
Comprehensive income attributable to Monarch Financial Holdings, Inc.	$12,987,875	$7,095,831

Unrealized gain (loss) on interest rate swap	$172,505	$(62,628)
Income tax (expense) benefit	(58,651)	21,293
Net unrealized gain (loss) on interest rate swap	$113,854	$(41,335)

Unrealized holding gains on securities available for sale	$74,472	$17,506
Income tax (expense) benefit	(25,320)	(5,952)
Net unrealized gains on securities available for sale	$49,152	$11,554

The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Preferred	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Interest	Total
Balance - December 31, 2010 (1)	7,162,468	$35,812,340	$16,160,912	$4,000,000	$15,925,106	$(333,247)	$165,092	$71,730,203
Comprehensive income:
Net income for year ended December 31, 2011					7,125,612		459,753	7,585,365
Other comprehensive loss						(29,781)		(29,781)
Total comprehensive income								7,555,584
Stock-based compensation expense net of forfeitures and income tax benefit	(25,440)	(127,200)	450,507					323,307
Cash dividend declared on Series B noncumulative perpetual preferred stock (7.8%)					(1,560,000)			(1,560,000)
Cash dividend declared on common stock ($0.16 per share)					(952,758)			(952,758)
Common stock repurchases	(37,680)	(188,400)	(53,520)					(241,920)
Contributions from non-controlling interests							490,000	490,000
Distributions to non-controlling interests							(500,882)	(500,882)
Balance - December 31, 2011 (1)	7,099,348	$35,496,740	$16,557,899	$4,000,000	$20,537,960	$(363,028)	$613,963	$76,843,534
Comprehensive income:
Net income for year ended December 31, 2012					12,824,869		974,637	13,799,506
Other comprehensive income						163,006		163,006
Total comprehensive income								13,962,512
Stock-based compensation expense, net of forfeitures and income tax benefit	(10,200)	(51,000)	464,855					413,855
Stock options exercised, including tax benefit for exercise of options	36,660	183,300	62,342					245,642
Series B noncumulative perpetual preferred shares converted to common stock, less fractional shares	1,195,765	5,978,825	(4,384,579)	(1,594,385)				(139)
Cash dividend declared on Series B noncumulative perpetual preferred stock (7.8%)					(1,402,532)			(1,402,532)
Cash dividend declared on common stock ($0.19 per share)					(1,174,089)			(1,174,089)
Common stock issued through dividend reinvestment	4,906	24,530	17,210					41,740
Contributions from non-controlling interests							980,000	980,000
Distributions to non-controlling interests							(963,682)	(963,682)
Balance - December 31, 2012	8,326,479	$41,632,395	$12,717,727	$2,405,615	$30,786,208	$(200,022)	$1,604,918	$88,946,841
(1) All shares have been adjusted to reflect the 6 for 5 split granted on December 7, 2012 and cash in lieu of fractional shares.
The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011
Operating activities:
Net income	$13,799,506	$7,585,365
Adjustments to reconcile to net cash used in operating activities:
Provision for loan losses	4,831,133	6,319,887
Depreciation	1,960,822	1,709,145
Accretion of discounts and amortization of premiums, net	18,528	23,387
Deferral of loan costs, net of deferred fees	(72,190)	978
Amortization of intangible assets	178,572	178,572
Stock-based compensation	413,855	323,307
Appreciation of bank-owned life insurance	(226,893)	(269,263)
Loss from rate lock commitments	—	503,986
Net gain on disposition of property and equipment	(5,539)	(37,223)
Net loss on sale of other real estate	440,619	524,472
Net gain on disposition of security investments	(920)	(3,107)
Deferred income tax benefit	(894,794)	(695,572)
Amortization of deferred gain	(163,451)	(163,451)
Changes in:
Loans held for sale	(207,519,995)	(36,166,738)
Interest receivable	64,864	(143,523)
Other assets	(9,445,958)	(1,062,997)
Other liabilities	4,941,031	2,799,923
Net cash used in operating activities	(191,680,810)	(18,572,852)
Investing activities:
Purchases of available-for-sale securities	(10,178,538)	(80,272,582)
Proceeds from sales and maturities of available-for-sale securities	4,788,366	88,684,829
Proceeds from sale of other real estate	3,653,156	3,210,532
Proceeds from sale of assets	44,800	20,200
Proceeds from bank owned life insurance	—	1,077,632
Reduction in bank owned life insurance	—	(656,622)
Purchases of premises and equipment	(4,426,891)	(4,171,602)
Purchase of restricted equity securities, net of redemptions	(5,942,700)	2,271,950
Loan originations, net of principal repayments	(57,985,734)	(59,531,888)
Net cash used in investing activities	(70,047,541)	(49,367,551)
Financing activities:
Net increase in non-interest-bearing deposits	56,265,394	36,200,506
Net increase (decrease) in interest-bearing deposits	105,424,381	(1,769,986)
Cash dividends paid on preferred stock	(1,402,532)	(1,560,000)
Cash dividends paid on common stock	(1,174,089)	(952,758)
Net increase in FHLB advances	123,371,042	40,645,280
Net increase in short term borrowings	5,000,000	—
Contributions from non-controlling interests	980,000	490,000
Distributions to non-controlling interests	(963,682)	(500,882)
Proceeds from issuance of common stock, net of issuance costs	41,740	—
Proceeds from exercise of stock options	218,524	—
Cash paid for fractional shares	(3,433)	—
Repurchase of common stock, net of repurchase costs	—	(241,920)
Net cash from financing activities	287,757,345	72,310,240
CHANGE IN CASH AND CASH EQUIVALENTS	26,028,994	4,369,837
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	31,745,584	27,375,747
CASH AND CASH EQUIVALENTS AT END OF YEAR	$57,774,578	$31,745,584

MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATMENTS OF CASH FLOWS - CONTINUED
SUPPLEMENTAL SCHEDULES AND CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and other borrowings	$5,787,196	$6,819,988
Income taxes	$7,321,700	$3,089,372
Loans transferred to foreclosed real estate during the year	$725,075	$5,359,004
Unrealized gain on securities available for sale	$74,472	$17,506
Unrealized gain (loss) on interest rate swap	$172,505	$(62,628)
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
Principles of Consolidation: Our consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, collectively referred to as the “Company” or “Monarch”. All significant inter-company transactions have been eliminated.
Use of Estimates: Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and general practices within the banking industry requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Our actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the fair value of foreclosed real estate, deferred income taxes, stock based compensation and the fair values of financial instruments.
Cash and Cash Equivalents: We define cash and cash equivalents to include currency, balances due from banks (including non-interest bearing and interest bearing deposits) and federal funds sold. We are required to maintain certain reserve balances with the Federal Reserve Bank. These required reserves were $12.5 million at December 31, 2012 and $5.2 million at December 31, 2011.
Investment Securities: Investments classified as available-for-sale are stated at fair value with unrealized holding gains and losses excluded from earnings and reported, net of deferred tax, as a component of other comprehensive income until realized. Investments in debt securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Management has the positive intent and ability to hold these securities to maturity and, accordingly, adjustments are not made for temporary declines in their fair value below amortized cost.
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
The allowance for loan losses consists of amounts applicable to three loan types: (i) commercial loans; (ii) real estate loans; (iii) consumer loans. Loans within these types are further separated into segments. Loans are pooled by risk segment and losses are modeled utilizing risk rating, historical experience, known and inherent risks, and quantitative techniques which management determined fit the characteristics of that segment. Additionally, loans that have been specifically identified as a credit risk due to circumstances that may affect the ability of the borrower to repay interest and/or principal are analyzed on an individual basis. Adverse circumstances may include loss of repayment source, deterioration in the estimated value of collateral, elevated trends of delinquencies, and charge-offs.
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
The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Increases and decreases in the allowance due to changes in the measurement of impaired loans, if applicable, are included in the provision for loan losses. A loan is considered impaired when, based on current information and events; it is probable that we will be unable to collect all amounts due to us according to the contractual terms of the loan agreement. Impairment is measured on a loan by loan basis, by either the present value of expected future cash flows discounted to the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral less costs to sell, if the loan is collateral dependent. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable.
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

•
Charge-offs on commercial, commercial real estate and construction loans are to be taken promptly upon determination that all or a portion of any loan balance is uncollectible. A loan is considered uncollectible when the borrower is delinquent in principal or interest repayment and: a) the loan becomes 90 days past due, b) the borrower is unlikely to have the ability to pay the debt in a timely manner, c) the collateral value of the securing asset is insufficient to cover the outstanding indebtedness, and/or d) the guarantors do not provide adequate support for the debt.

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
Restricted Equity Securities: As a requirement for membership, we invest in the stock of the Federal Home Loan Bank of Atlanta (“FHLB”), Community Bankers Bank (“CBB”), and the Federal Reserve Bank (“FRB”). These investments are carried at cost. Due to the redemption provisions of these entities, we estimated that fair value approximates cost and that these investments were not impaired at December 31, 2012.

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
Rate Lock Commitments: Through our mortgage banking activities, we commit to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. rate lock commitments). The period of time between the issuance of a loan commitment and closing and sale of the loan generally ranges between 15 to 90 days. The Company protects itself from changes in interest rates by entering into loan purchase agreements with third party investors that provide for the investor to purchase loans at the same terms, including interest rate, as committed to the borrower. Under the contractual relationship with these third party investors, the Company is obligated to sell the loan to the investor, and the investor is obligated to buy the loan, only if the loan closes. No other obligation exists. The Company is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates as a result of these contractual relationships with third party investors.
At various times, when the market is favorable, we participate in a “mandatory” delivery program for a portion of our mortgage loans. Under the mandatory delivery program, we commit to deliver a block of loans to an investor at a preset cost prior to the close of such loans. This differs from a “best efforts” delivery, which sets the cost to the investor on a loan by loan basis at the close of the loan. Mandatory delivery creates a higher level of risk for us because it relies on rate lock commitments rather than closed loans, thereby exposing the Company to fluctuations in interest rate and pricing. A rate lock commitment is a binding commitment for us but is not binding to the client. Our client could decide, at any time, between the time of the rate lock and actual closing on their mortgage loan, not to proceed with the commitment. There is a higher occurrence of this during periods of volatility. To mitigate this risk, we pair the rate lock commitment with the sale of a notional security bearing similar attributes. At the time the loan is delivered to the investor, matched securities are repurchased. Any gains or losses associated with this pairing are recorded in mortgage banking income on our income statement as incurred. We did not participate in a mandatory delivery program in 2012.
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
Segment Reporting: Public business enterprises are required to report information about operating segments in financial statements and selected information about operating segments in financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management in determining how to allocate resources and to assess effectiveness of the segments’ performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. We have two reporting segments, one for general banking services and one for mortgage banking operations.
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
Derivative Financial Instruments and Hedging Activities: We use derivatives to manage risks related to interest rate movements. Interest rate swap contracts designated and qualifying as cash flow hedges are reported at fair value. The gain or loss on the effective portion of the hedge is initially included as a component of other comprehensive income and is subsequently reclassified into earnings when interest on the related debt is paid. We document our risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. Our interest rate risk management strategy is to stabilize cash flow requirements by maintaining interest rate swap contracts to convert variable-rate debt to a fixed rate. We do not hold or issue derivative financial instruments for trading purposes.

Periodically, we have participated in a “mandatory” delivery program for mortgage loans. Under the mandatory delivery system, loans with interest rate locks are paired with the sale of a notional security bearing similar attributes. Interim income or loss on the pairing of the loans and securities is recorded in mortgage banking income on our income statement. In addition, at the time the loan is delivered to an investor, matched securities are repurchased and a gain or loss on the pairing is recorded in mortgage banking income on our income statement. Management has elected to limit our exposure to this form of delivery to $50 million in outstanding loans. We were not participating in the mandatory delivery program at December 31, 2012.
Comprehensive Income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Components of other comprehensive income, which are reported in our consolidated statements of comprehensive income, consist of unrealized gains and losses on available-for-sale securities and a derivative financial liability related to an interest rate swap.

Stock Compensation Plans: In May 2006, our shareholders ratified the adoption of a new stock-based compensation plan to succeed the Monarch Bank 1999 Incentive Stock Option Plan. The new 2006 Equity Incentive Plan authorizes the compensation committee to grant options, stock appreciation rights, stock awards, performance stock awards, and stock units to designated directors, officers, key employees, consultants and advisers to the Company and its subsidiaries. We are authorized through the Plan to issue up to 756,000 split-adjusted shares of our common stock plus the number of shares of our common stock outstanding under the 1999 Plan. The Plan also provides that no award may be granted more than 10 years after the May 2006 ratification date.
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
For additional information on Fair Value Measurements see Note 18.
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
RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU were effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments were effective for interim and annual periods beginning after December 15, 2011 with prospective application. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” The new guidance amends disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in shareholders' equity. All changes in OCI must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The guidance does not change the items that must be reported in OCI. The Company adopted this guidance effective 2012, and has elected to present two separate but consecutive financial statements.

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

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU clarify the scope for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to netting arrangements. An entity is required to apply the amendments for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. We do not expect the adoption of ASU 2013-01 to have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. Public companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. We are currently assessing the impact that ASU 2011-03 will have on our consolidated financial statements.

NOTE 2 – INVESTMENT SECURITIES
Securities available-for-sale consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
U.S. government agency obligations	$10,551,084	$38,076	$(15,318)	$10,573,842
Mortgage-backed securities	1,980,980	50,914	—	2,031,894
Municipal securities	1,392,811	129,401	—	1,522,212
Corporate debt securities	500,000	5,785	—	505,785
	$14,424,875	$224,176	$(15,318)	$14,633,733

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
U.S. government agency obligations	$6,058,680	$48,244	$(1,331)	$6,105,593
Mortgage-backed securities	1,249,269	12,556	(2,977)	1,258,848
Municipal securities	1,244,362	69,555	(3,016)	1,310,901
Corporate debt securities	500,000	11,355	—	511,355
	$9,052,311	$141,710	$(7,324)	$9,186,697
The Company did not have any held-to-maturity or trading securities at December 31, 2012 or December 31, 2011.
The amortized cost and estimated fair value of securities, all of which are classified as available for sale, at December 31, 2012, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.
Securities available-for-sale:

	Amortized Cost	Fair Value
Due in one year or less	$2,055,599	$2,078,906
Due from one to five years	8,099,652	8,111,541
Due from five to ten years	1,150,616	1,148,641
Due after ten years	3,119,008	3,294,645
Total	$14,424,875	$14,633,733

The gross unrealized losses in our securities portfolio at December 31, 2012 are as follows:
GROSS UNREALIZED LOSSES AND FAIR VALUE

As of December 31, 2012	Less than 12 months		12 months or more		Total
Securities Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency obligations	$5,984,335	$(15,318)	$—	$—	$5,984,335	$(15,318)
Mortgage-backed securities	—	—	—	—	—	—
Municipal securities	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—
Total temporarily impaired securities	$5,984,335	$(15,318)	$—	$—	$5,984,335	$(15,318)

As of December 31, 2011	Less than 12 months		12 months or more		Total
Securities Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency obligations	$1,497,700	$(1,331)	$—	$—	$1,497,700	$(1,331)
Mortgage-backed securities	1,025,075	(2,977)	—	—	1,025,075	(2,977)
Municipal securities	250,467	(3,016)	—	—	250,467	(3,016)
Corporate bonds	—	—	—	—	—	—
Total temporarily impaired securities	$2,773,242	$(7,324)	$—	$—	$2,773,242	$(7,324)

There are no investments in our securities portfolio that have been in a continuous unrealized loss position for more than 12 months. If we were to have unrealized losses in our securities portfolio for more than 12 months, we have the ability to carry such investments to the final maturity of the instruments. Other-than-temporarily impaired (“OTTI”) guidance for investments states that an impairment is OTTI if any of the following conditions exist: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or, the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). An impaired security identified as OTTI should be separated and losses should be recognized in earnings. Based on this guidance, there were no securities considered OTTI at December 31, 2012 or December 31, 2011 and there were no losses related to OTTI recognized in accumulated other comprehensive income at either, December 31, 2012 or 2011.
All of our mortgage-backed securities are government agency issued. The carrying value of our government agency issued mortgage backed securities was $2,031,894 or 100% of the total mortgage-backed securities at December 31, 2012 and $1,258,848 or 100% at December 31, 2011.
Securities with carrying values of $3,143,405 and $3,221,216 were pledged to secure bankruptcy deposits, public deposits and borrowings from the Federal Home Loan Bank of Atlanta at December 31, 2012 and 2011, respectively.
We recorded a gross realized gain on the call of an available-for-sale investment of $920 and $3,107 in 2012 and 2011, respectively. Proceeds from maturities, sales, pay downs and calls of investment securities were $4,788,366 and $88,684,829 for 2012 and 2011, respectively.

NOTE 3 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES
Loans consisted of the following at December 31:

	2012	2011
Commercial	$91,803,951	$81,209,758
Real estate
Construction	154,297,386	139,255,002
Residential (1-4 family)	92,497,460	85,750,291
Home equity lines	71,491,139	74,870,706
Multifamily	20,032,586	26,710,732
Commercial	227,813,983	196,198,979
Real estate subtotal	566,132,554	522,785,710
Consumers
Consumer and installment loans	3,025,471	3,548,466
Overdraft protection loans	49,716	58,232
Loans to individuals subtotal	3,075,187	3,606,698
Total gross loans	661,011,692	607,602,166
Allowance for loan losses	(10,910,000)	(9,930,000)
Loans net of allowance for loan losses	650,101,692	597,672,166
Unamortized loan costs, net of deferred fees	82,470	10,280
Total net loans	$650,184,162	$597,682,446
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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation or sale of the income producing property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type. This diversity helps reduce our exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on purpose, collateral, geography, cash flow, loan to value and risk grade criteria. As a general rule, we avoid financing special purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2012, approximately 48% and at December 31, 2011, approximately 55% of the outstanding principal balance of our commercial real estate loans portfolio was secured by owner-occupied properties.
With respect to loans to developers and builders that are secured by non-owner occupied properties that we may originate from time to time, we generally require the borrower to have an existing relationship with the Company and a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of considerable funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate source of repayment being sensitive to interest rate changes, supply and demand, and governmental regulation of real property, general economic conditions and the availability of long-term financing.
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
We designate loans within our loan portfolio as either "pass" or "watch list" based on nine numerical risk grades which are assigned to loans. These numeric designations represent, from best to worst: minimal, modest, average, acceptable, acceptable with care, special mention, substandard, doubtful and loss. Special mention, substandard, doubtful and loss risk grades are watch list. A loan risk graded as loss is generally charged-off when identified. A loan risk graded as doubtful is considered watch list and classified as nonaccrual. We did not have any loans in our portfolio classified as doubtful or loss on December 31, 2012 or December 31, 2011. Special mention and substandard loans are considered watch list and may or may not be classified as nonaccrual, based on current performance. Watch list graded loans or relationships are evaluated individually to determine if all, or a portion of our investment in the borrower, is at risk. If a risk is quantified, a specific loss allowance will be assigned to the identified loan or relationship. We evaluate our investment in the borrower using either the present value of expected future cash flows, discounted at the historical effective interest rate of the loan, or for a collateral-dependent loan, the fair value of the underlying collateral.

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
Additional metrics, in the form of environmental risk factors, are applied to a specific class or risk grade of loans within the portfolio based on local or national trends, identifiable events or other economic factors. At December 31, 2012, five environmental factors were applied to the general risk grade groups. The first environmental factor was applied to our real estate construction loans due to the concentration in our portfolio. The second environmental factor was applied to our home equity lines based on high levels of unemployment. The remaining environmental factors were applied to all pass loans. The third environmental takes into account economic conditions, including local unemployment and gross regional product. The fourth environmental factor was applied based on trends in our nonperforming assets. The final environmental factor, which was added in the 4th quarter of 2013, is related to Sequestration, which refers to automatic cuts in the budgets of both defense and other discretionary federal programs associated with the Fiscal Cliff. Certain actions to avoid the Fiscal Cliff served to temporarily defer decisions on programs which could have an impact in the local economy. The assumptions used to determine the allowance are reviewed to ensure that their theoretical foundation, data integrity, computational processes, and reporting practices are appropriate and properly documented.
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

A summary of our loan portfolio by class and delineated between pass and watch list as of December 31, 2012 and December 31, 2011 is as follows:

	December 31, 2012
		Watch List			Weighted Average
	Pass	Special Mention	Substandard	Total	Risk Grade
Commercial	$87,322,926	$1,607,857	$2,873,168	$91,803,951	3.72
Real estate
Construction	139,899,273	5,779,104	8,619,009	154,297,386	3.99
Residential (1-4 family)	83,633,577	2,776,659	6,087,224	92,497,460	4.27
Home equity lines	69,908,614	240,209	1,342,316	71,491,139	4.11
Multifamily	17,763,961	50,000	2,218,625	20,032,586	4.17
Commercial	220,153,680	1,828,487	5,831,816	227,813,983	3.97
Real estate subtotal	531,359,105	10,674,459	24,098,990	566,132,554	4.05
Consumers
Consumer and installment loans	2,883,660	—	141,811	3,025,471	4.16
Overdraft protection loans	49,695	—	21	49,716	4.21
Loans to individuals subtotal	2,933,355	—	141,832	3,075,187	4.16
Total gross loans	$621,615,386	$12,282,316	$27,113,990	$661,011,692	4.00

	December 31, 2011
		Watch List			Weighted Average
	Pass	Special Mention	Substandard	Total	Risk Grade
Commercial	$72,166,118	$3,073,611	$5,970,029	$81,209,758	4.06
Real estate
Construction	124,747,757	495,479	14,011,766	139,255,002	4.08
Residential (1-4 family)	75,240,661	1,259,491	9,250,139	85,750,291	4.43
Home equity lines	71,487,540	2,229,059	1,154,107	74,870,706	4.12
Multifamily	24,408,006	—	2,302,726	26,710,732	3.82
Commercial	187,102,529	1,518,206	7,578,244	196,198,979	4.06
Real estate subtotal	482,986,493	5,502,235	34,296,982	522,785,710	4.12
Consumers
Consumer and installment loans	3,528,102	—	20,364	3,548,466	3.78
Overdraft protection loans	58,232	—	—	58,232	4.07
Loans to individuals subtotal	3,586,334	—	20,364	3,606,698	3.78
Total gross loans	$558,738,945	$8,575,846	$40,287,375	$607,602,166	4.11

There were no loans classified as doubtful or loss included in our loan portfolio at December 31, 2012 or December 31, 2011.

An aging of our loan portfolio by class as of December 31, 2012 and December 31, 2011 is as follows:
Age Analysis of Past Due Loans

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Recorded Investment > 90 days and Accruing	Recorded Investment Nonaccrual Loans
December 31, 2012
Commercial	$701,397	$56,520	$617,394	$1,375,311	$90,428,640	$—	$617,394
Real estate
Construction	295,937	—	385,805	681,742	153,615,644	—	1,028,188
Residential (1-4 family)	1,538,595	—	525,150	2,063,745	90,433,715	—	930,883
Home equity lines	318,108	349,914	—	668,022	70,823,117	—	586,239
Multifamily	—	—	—	—	20,032,586	—	—
Commercial	—	—	247,954	247,954	227,566,029	152,880	95,074
Real estate subtotal	2,152,640	349,914	1,158,909	3,661,463	562,471,091	152,880	2,640,384
Consumers
Consumer and installment loans	124,073	—	127,850	251,923	2,773,548	—	141,811
Overdraft protection loans	21	—	—	21	49,695	—	—
Loans to individuals subtotal	124,094	—	127,850	251,944	2,823,243	—	141,811
Total gross loans	$2,978,131	$406,434	$1,904,153	$5,288,718	$655,722,974	$152,880	$3,399,589
December 31, 2011
Commercial:	$676,519	$21,870	$1,060,983	$1,759,372	$79,450,386	$—	$1,654,635
Real estate
Construction	—	—	128,722	128,722	139,126,280	—	128,723
Residential (1-4 family)	5,692,220	871,229	861,815	7,425,264	78,325,027	138,562	1,327,452
Home equity lines	109,851	102,600	257,450	469,901	74,400,805	—	856,932
Multifamily	—	—	—	—	26,710,732	—	—
Commercial	—	195,074	34,015	229,089	195,969,890	39,018	229,088
Real estate subtotal	5,802,071	1,168,903	1,282,002	8,252,976	514,532,734	177,580	2,542,195
Consumers
Consumer and installment loans	36,469	—	—	36,469	3,511,997	—	20,365
Overdraft protection loans	—	—	—	—	58,232	—	—
Loans to individuals subtotal	36,469	—	—	36,469	3,570,229	—	20,365
Total gross loans	$6,515,059	$1,190,773	$2,342,985	$10,048,817	$597,553,349	$177,580	$4,217,195

A summary of the activity in the allowance for loan losses account is as follows:
Allocation of the Allowance for Loan Losses
For the Years Ended December 31, 2012 and 2011

		Real Estate
2012	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for credit losses:
Beginning balance	$1,946,528	$1,426,135	$2,733,263	$1,070,309	$345,770	$2,223,506
Charge-offs	(835,052)	(532,502)	(2,239,163)	(602,058)	—	(134,015)
Recoveries	66,848	151,068	196,526	74,382	—	119
Provision	571,317	1,316,006	854,689	859,815	(55,238)	792,788
Ending balance	$1,749,641	$2,360,707	$1,545,315	$1,402,448	$290,532	$2,882,398
Ending balance
Individually evaluated for impairment	$814,300	$740,003	$635,110	$626,677	$113,094	$512,762
Collectively evaluated for impairment	$935,341	$1,620,704	$910,205	$775,771	$177,438	$2,369,636
Financing receivables:
Ending balance	$91,803,951	$154,297,386	$92,497,460	$71,491,139	$20,032,586	$227,813,983
Ending balance: individually evaluated for impairment	$2,873,169	$9,172,773	$5,614,836	$1,497,695	$2,218,625	5,984,697
Ending balance: collectively evaluated for impairment	$88,930,782	$145,124,613	$86,882,624	$69,993,444	$17,813,961	$221,829,286

	Consumers
	Consumer and installment loans	Overdraft protection	Unallocated	Total
Allowance for credit losses:
Beginning balance	$27,099	$4,370	$153,020	$9,930,000
Charge-offs	—	—	—	(4,342,790)
Recoveries	2,456	258	—	491,657
Provision	25,637	(4,127)	470,246	4,831,133
Ending balance	$55,192	$501	$623,266	$10,910,000
Ending balance
Individually evaluated for impairment	$24,410	$—	$—	$3,466,356
Collectively evaluated for impairment	$30,782	$501	$623,266	$7,443,644
Financing receivables:
Ending balance	$3,025,471	$49,716	$—	$661,011,692
Ending balance: individually evaluated for impairment	$141,811	$21	$—	$27,503,627
Ending balance: collectively evaluated for impairment	$2,883,660	$49,695	$—	$633,508,065

		Real Estate
2011	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for credit losses:
Beginning balance	$919,774	$1,931,797	$2,114,094	$2,443,275	$146,923	$1,308,073
Charge-offs	(907,116)	(798,943)	(983,445)	(3,158,030)	—	(276,361)
Recoveries	55,398	65,100	196,478	367,442	—	10
Provision	1,878,472	228,181	1,406,136	1,417,622	198,847	1,191,784
Ending balance	$1,946,528	$1,426,135	$2,733,263	$1,070,309	$345,770	$2,223,506
Ending balance
Individually evaluated for impairment	$1,306,744	$307,429	$2,073,889	$393,003	$131,601	$570,648
Collectively evaluated for impairment	$639,784	$1,118,706	$659,374	$677,306	$214,169	$1,652,858
Financing receivables:
Ending balance	$81,209,758	$139,255,002	$85,750,291	$74,870,706	$26,710,732	$196,198,979
Ending balance: individually evaluated for impairment	$6,631,666	$14,011,766	$9,250,139	$1,947,178	$2,302,727	$7,829,251
Ending balance: collectively evaluated for impairment	$74,578,092	$125,243,236	$76,500,152	$72,923,528	$24,408,005	$188,369,728

	Consumers
	Consumer and installment loans	Overdraft protection	Unallocated	Total
Allowance for credit losses:
Beginning balance	$84,384	$466	$89,014	$9,037,800
Charge-offs	(960)	(1,745)	—	(6,126,600)
Recoveries	12,447	2,038	—	698,913
Provision	(68,772)	3,611	64,006	6,319,887
Ending balance	$27,099	$4,370	$153,020	$9,930,000
Ending balance
Individually evaluated for impairment	$—	$—	$—	$4,783,314
Collectively evaluated for impairment	$27,099	$4,370	$153,020	$5,146,686
Financing receivables:
Ending balance	$3,548,466	$58,232	$—	$607,602,166
Ending balance: individually evaluated for impairment	$20,364	$—	$—	$41,993,091
Ending balance: collectively evaluated for impairment	$3,528,102	$58,232	$—	$565,609,075
A loan is considered impaired when, based on current information and events; it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. In addition to loans 90 days past due and still accruing and nonaccrual loans, all restructured loans, all loans risk graded doubtful or substandard and a portion of the loans risk graded special mention qualify, by definition, as impaired. Loans 90 days past due and still accruing totaling $152,880 and nonaccrual loans totaling $3,399,589 are included in impaired loans at December 31, 2012. Loans 90 days past due and still accruing totaling $177,580 and nonaccrual loans totaling $4,127,195 are included in impaired loans at December 31, 2011.

The following table summarizes our impaired loans at December 31, 2012 and 2011.

Impaired Loans
	With No Related Allowance
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
December 31, 2012
Commercial	$825,394	$825,394	$760,792	$62,110
Real estate
Construction	7,207,772	7,210,931	6,702,688	421,973
Residential (1-4 family)	2,100,256	2,168,389	2,306,738	86,691
Home equity lines	684,193	697,436	698,055	20,719
Multifamily	1,815,531	1,815,530	1,830,497	131,377
Commercial	525,941	525,941	461,961	32,586
Consumers
Consumer and installment loans	13,961	13,961	17,336	1,773
Overdraft protection loans	21	21	202	16
Total	$13,173,069	$13,257,603	$12,778,269	$757,245
December 31, 2011
Commercial	$1,429,128	$1,429,128	$1,490,481	$106,008
Real estate
Construction	12,624,485	12,624,485	13,224,612	846,676
Residential (1-4 family)	3,976,594	3,976,594	4,089,612	246,109
Home equity lines	793,071	793,071	793,189	39,746
Multifamily	824,126	824,126	835,342	64,528
Commercial	3,634,801	5,234,801	3,709,150	313,680
Consumers
Consumer and installment loans	20,364	20,364	23,936	2,386
Overdraft protection loans	—	—	—	—
Total	$23,302,569	$24,902,569	$24,166,322	$1,619,133

	With Related Allowance
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2012
Commercial	$2,047,775	$2,063,051	$814,300	$2,216,832	$98,773
Real estate
Construction	1,965,001	2,020,509	740,003	2,214,060	84,621
Residential (1-4 family)	3,514,580	3,543,639	635,110	3,540,771	205,329
Home equity lines	813,502	813,502	626,677	813,876	32,890
Multifamily	403,094	403,094	113,094	407,157	22,790
Commercial	5,458,756	5,558,755	512,762	3,803,834	486,785
Consumers
Consumer and installment loans	127,850	127,850	24,410	130,015	6,160
Overdraft protection loans	—	—	—	—	—
Total	$14,330,558	$14,530,400	$3,466,356	$13,126,545	$937,348
December 31, 2011
Commercial	$5,202,538	$5,211,577	$1,306,744	$4,281,663	$263,444
Real estate
Construction	1,387,281	1,387,281	307,429	1,663,625	102,103
Residential (1-4 family)	5,273,545	5,404,545	2,073,889	5,468,953	325,278
Home equity lines	1,154,107	1,361,657	393,003	1,155,515	39,654
Multifamily	1,478,601	1,478,600	131,601	1,492,547	113,044
Commercial	4,194,450	4,194,450	570,648	4,268,709	593,834
Consumers
Consumer and installment loans	—	—	—	—	—
Overdraft protection loans	—	—	—	—	—
Total	$18,690,522	$19,038,110	$4,783,314	$18,331,012	$1,437,357
Interest received in cash and recognized on impaired loans was $1,694,593 and $3,056,490 for 2012 and 2011, respectively.
Restructured loans are loans for which it has been determined the borrower will not be able to perform under the original terms of the loan agreement and a concession has been made to those terms that would not otherwise have been considered. If the value of a restructured loan is determined to be less than the recorded investment in the loan, a valuation allowance is created with a corresponding charge-off to the allowance for loan losses and any collection of interest and principal are recorded as recoveries to the allowance for loan losses until all charged-off balances are fully recovered. Measurement of the value of a restructured loan is generally based on the present value of expected future cash flows discounted at the loan’s effective interest rate, unless in the case of collateral-dependent loans, the observable market price, or the fair value of the collateral can be readily determined. Restructured loans are reevaluated periodically and additional adjustments to the carrying value may be made. In addition, if it is determined the borrower is unable to perform under the modified terms, further steps, such as a full charge-off or foreclosure may be taken. We did not have any commitments to lend additional funds on restructured loans at December 31, 2012 or 2011.
We currently have two loans classified as restructured loans; one residential 1-4 family loan for $83,912 and one commercial loan for $617,394. At December 31, 2012, the residential 1-4 family loan totaling $83,912 is current. There were no loans restructured during the year ended December 31, 2012. We have not had any defaults on restructured loans within twelve months of restructuring during the year ended December 31, 2012.

Additional information on restructured loans in our portfolio at December 31, 2012 is as follows:
Troubled Debt Restructurings

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Year Ended December 31, 2012	None	$—	$—
Year Ended December 31, 2011	1	$632,670	$632,670
Troubled Debt Restructurings That Subsequently Defaulted

	Number of Contracts	Recorded Investment
Year Ended December 31, 2012	None	$—	$—
Year Ended December 31, 2011	None	$—	$—
NOTE 4 – OTHER REAL ESTATE
Other real estate is real estate properties acquired through or in lieu of loan foreclosure. At foreclosure, these properties are recorded at their fair value less estimated selling costs as a nonperforming asset, with any write-downs to the carrying value of our investment charged to the allowance for loan loss. After foreclosure, periodic evaluations are performed to determine if any decrease in the fair value less estimated selling costs has occurred. Further adjustments to this fair value are charged to operations, in non-interest expense, when identified. Expenses associated with the maintenance of other real estate are charged to operations, as incurred. When a property is sold, any gain or loss on the sale is recorded as non-interest expense.
Information on other real estate:

	2012		2011
	Balance	Number	Balance	Number
January 1,	$3,368,700	6	$1,744,700	5
Balance moved into other real estate	725,075	3	5,359,004	15
	4,093,775	9	7,103,704	20
Write down of property charged to operations	(592,575)		(574,192)
Payments received after foreclosure	—		—
Properties sold	(3,501,200)	(9)	(3,160,812)	(14)
Balance December 31,	$—	—	$3,368,700	6
Gross gains of sale of other real estate	$186,744		$195,533
Gross losses on sale of other real estate	(34,788)		(145,813)
Write down of property charged to operations	(592,575)		(574,192)
Rental income, other real estate	10,030		—
Other real estate expense	(72,080)		(324,051)
Net gain (loss) on other real estate	$(502,669)		$(848,523)

NOTE 5 – PROPERTY AND EQUIPMENT
Property and equipment consist of the following at December 31:

	2012	2011
Buildings	$14,352,110	$14,052,144
Land	7,748,480	5,730,394
Leasehold improvements	1,674,018	1,531,132
Equipment, furniture and fixtures	9,650,740	8,096,277
	33,425,348	29,409,947
Less accumulated depreciation	(7,977,793)	(6,316,064)
Property and equipment, net	$25,447,555	$23,093,883
Depreciation expense of $1,960,822, and $1,709,145 was included in occupancy and equipment expense for 2012 and 2011, respectively.
We have thirty-seven non-cancellable leases for premises. The lease terms are from one to fifty years and have various renewal dates. Rental expense was $3,420,539 and $2,776,355 in 2012 and 2011, respectively. Minimum lease payments for succeeding years pertaining to these non-cancellable operating leases are as follows:

2013	$2,401,733
2014	1,673,291
2015	1,084,535
2016	941,257
2017	953,177
Thereafter	8,323,349
$15,377,342
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
Information concerning intangible assets and goodwill attributable to the Maryland mortgage office acquired on August 10, 2007 is presented in the following table:

	December 31,		Acquisition
	2012	2011	Cost
Amortizable intangible assets, net	$282,739	$461,311	$1,250,000
Goodwill	775,000	775,000	775,000
Amortization expense	178,572	178,572

Estimated Amortization Expense:
For the year ended 12/31/2013	$178,572
For the year ended 12/31/2014	104,167
$282,739
Annual impairment review indicated that goodwill was not impaired in 2012 or 2011.

NOTE 7 – RESTRICTED EQUITY SECURITIES
Restricted equity securities are securities that do not have a readily determinable fair value and lack a market. Therefore, they are carried at cost. The following table represents balances as of December 31, 2012 and 2011, respectively:

	2012	2011
Federal Reserve Bank Stock	$2,122,100	$1,855,800
Federal Home Loan Bank Stock	10,107,400	4,431,000
Community Bankers Bank Stock	133,700	133,700
Total restricted equity securities	$12,363,200	$6,420,500
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
NOTE 8 – DEPOSITS
Interest-bearing deposits for the years ending December 31, 2012 and December 31, 2011 are as follows:

	2012	2011
Interest bearing demand	$65,368,503	$40,930,378
Money market accounts	335,898,654	269,749,851
Savings accounts	22,127,493	17,915,622
Certificates of deposit $100,000 and over	205,147,049	198,554,676
Other time deposits	83,119,678	79,086,469
Total interest-bearing deposits	$711,661,377	$606,236,996
Scheduled maturities for time deposits as of December 31, 2012 are as follows:

Year Maturing
2013	$196,281,770
2014	62,659,820
2015	10,112,185
2016	12,473,174
2017	6,739,778
Thereafter	—
$288,266,727
Brokered money market balances included in money markets totaled $46,050,329 and $10,536,168 at December 31, 2012 and 2011, respectively. CDARS balances included in certificates of deposit $100,000 and over totaled $101,094,466 and $78,874,065 at year end 2012 and 2011, respectively.
NOTE 9 – BORROWINGS
We have federal funds arrangements with six financial institutions that provide approximately $54.5 million of unsecured short-term borrowing capacity. As of December 31, 2012 and 2011, there were no outstanding balances on these federal funds lines of credits. Information concerning federal funds purchased is summarized, as follows:

	2012	2011
Average balance during the year	$516,624	$88,151
Average interest rate during the year	0.79%	0.63%
Maximum month end balance during the year	$4,350,000	$18,000,139

We are a member of the Federal Home Loan Bank of Atlanta (“FHLB”) and as such, we may borrow funds based on criteria established by the FHLB. We are allowed under our lines of credit to borrow up to 30% of assets, or approximately $364,673,446, if collateralized, as of December 31, 2012. We have two borrowing programs with FHLB. Under our primary program, we have pledged blanket liens on our portfolio of 1-4 family residential loans, our home equity lines of credit/loans portfolio, and on qualifying commercial real estate loans. Additionally, investment securities with collateral fair values of $170,608 at December 31, 2012 and $233,712 at December 31, 2011 were also pledged to secure any advances. In February 2009, we negotiated an additional line of credit with FHLB that is secured by a portion of our loans held for sale (“LHFS”). We pledge these loans, which have been sold to FHLB approved investors, as collateral. In return, we are allowed to borrow up to 78% of these loans for 120 days.
As of December 31, 2012, we could borrow approximately $85.8 million , and as of December 31, 2011, we could borrow approximately $58.4 million, under our primary line, based upon collateral pledged. In both years, this line is reduced by $8.0 million, which has been pledged as collateral for public funds. In addition, at December 31, 2012 we had one fixed rate advance outstanding on the line of $1,275,462 and at December 31, 2011, we had one fixed rate and one variable rate advance on the line totaling $24,875,430.
The fixed rate advance, which totaled $1,275,462 in 2012 and $1,375,430 in 2011, matures September 28, 2015, bears a fixed interest rate of 4.96% throughout the term and was utilized to match fund ten-year amortizing loans to clients. At December 31, 2011 an additional advance which was subject to daily rate change, totaled $23,500,000, with a maturity date of September 10, 2012 and a rate if 0.36%.
We could borrow up to $220.9 million under our LHFS line at December 31, 2012 and $91.4 million at December 31, 2011. We had total borrowings of $194,298,523 and $70,927,481 at December 31, 2012 and 2011, respectively. The 2012 advance, which matures March 31, 2013, bears a variable interest rate that was 0.86% . Borrowings at December 31, 2011 consisted of three variable rate advances. The first advance, in the amount of $5,052,051 matured March 26, 2012. The second advance was for $2,000,000, maturing March 28, 2012, and the third advance was for $39,000,000 and matured March 29, 2012. All three variable interest rate advances carried a rate of 0.86% on December 31, 2011.
Should we ever desire to increase the line of credit beyond the 30% limit, the FHLB would allow borrowings of up to 40% of total assets once we met specific eligibility criteria.
Other information concerning FHLB advances is summarized below:

	2012	2011
Average balance during the year	$40,770,115	$7,240,970
Average interest rate during the year	0.93%	1.45%
Maximum month end balance during the year	$194,298,523	$70,927,481

In June 2012, Monarch Financial Holdings, Inc., secured a short term holding company line of credit from PNC Bank of Pittsburgh, PA in the amount of $5.0 million, which expires June 7, 2013. The terms of this line allow Monarch to choose between two interest rate options with each advance; 1) Base Rate Option (Base Rate plus 100 basis points) or 2) London Interbank Offered Rate (“LIBOR”) plus 200 basis points. The Base Rate is defined as the highest of (A) the Prime Rate, and (B) the sum of the Federal Funds Open Rate plus 50 basis points, and (C) the sum of the Daily LIBOR rate plus 100 basis points. On June 19, 2012, we borrowed $5.0 million from the line for 6 months, using interest rate option 2 (LIBOR plus 200 basis points) which was a rate of 2.74%. We renewed the line under option 2 (LIBOR plus 200 basis points) which had a rate of 2.51% at December 31, 2012, until June 7, 2013 when the line expires. There are no prepayment penalties associated with this line. The line is held at the holding company level and was used as a capital infusion into the Bank which qualifies as Tier 1 capital for the Bank.

NOTE 10 – TRUST PREFERRED SUBORDINATED DEBT
Monarch Financial Holdings Trust is a wholly-owned special purpose finance subsidiary of Monarch Financial Holdings, Inc., operating in the form of a grantor trust (the Trust). The Trust was created in June 2006 to issue capital securities and remit the proceeds to the Company. We are the sole owner of the common stock securities of the Trust. On July 5, 2006 the Trust issued 10,000 shares of preferred stock capital securities with a stated value of $1,000 per share, bearing a variable dividend rate, reset per quarter, equal to 90 day LIBOR plus 1.60%. The Trust securities have a mandatory redemption date of September 30, 2036, and were subject to varying call provisions at our option beginning September 30, 2011.

We unconditionally guarantee the stated value of the Trust preferred stock on a subordinated basis. Through an inter-company lending transaction, proceeds received by the Trust from the sale of securities were lent to the Company for general corporate purposes.
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
NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
We entered into an interest rate swap agreement with PNC Bank (“PNC”) of Pittsburgh, PA on July 29, 2009, for our $10,000,000 Trust preferred borrowing, which carries a floating interest rate of 90 day LIBOR plus 160 basis points. The terms of this hedge allows us to mitigate our exposure to interest-rate fluctuations by swapping our floating rate obligation for a fixed rate obligation. The notional amount of the swap agreement is $10,000,000, and has an expiration date of September 30, 2014. Under the terms of our agreement, at the end of each quarter we will swap our floating rate for a fixed rate of 3.26%. Including the additional 160 basis points, the effective fixed rate of interest cost will be 4.86% on our $10,000,000 Trust Preferred borrowing for five years.
The fixed-rate payment feature of this swap is structured to mirror the provisions of the hedged borrowing agreement. This swap qualifies as a cash flow hedge and the underlying liability is carried at fair value in other liabilities, with the tax-effective changes in the fair value of the instrument included in Stockholders’ Equity in accumulated other comprehensive income (loss).
Our credit exposure, if any, on the interest rate swap is limited to the net favorable value (net of any collateral pledged) and interest payments of the swap by the counterparty. Conversely, when an interest rate swap is in a liability position we are required to have collateral on deposit at PNC which is evaluated daily and adjusted based on the fair value of the hedge on the last day of the month. The fair value of this swap instrument was a liability of approximately $512,000 and $684,000 at December 31, 2012 and 2011, respectively. Our collateral requirement on December 31, 2012 and 2011 was $525,000 and $650,000, respectively.
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
To mitigate this risk, we pair the rate lock commitment with the sale of a notional security bearing similar attributes. At the time the loan is delivered to the investor, matched securities are repurchased. Any gains or losses associated with this pairing are recorded in mortgage banking income on our income statement as incurred. Our board approved “mandatory” deliver policy will only allow us to commit $50,000,000 to the program at any given time. We utilize the services of Capital Markets Cooperative (“CMC”) of Ponte Vedra Beach, Florida to help monitor and manage our rate lock activities in this program.
We did not participate in a mandatory delivery program in 2012. We did, however participate in the program early in 2011 but withdrew from the program due to market volatility. Losses associated with the mandatory delivery program in 2011 were $153,000.
NOTE 12 – PUBLIC OFFERING OF PREFERRED STOCK
In November 2009, based on our filing of Form S-1 with the Securities and Exchange Commission, we received formal approval from the Commission to register up to 800,000 shares of Series B noncumulative convertible perpetual preferred stock with a per share dividend rate of 7.80%. On November 30, 2009, we issued and sold 800,000 shares Series B noncumulative convertible perpetual preferred stock at $25.00 per share in a public offering. Proceeds and costs were as follows:

Date	Shares Placed	Per Share Price	Offering Proceeds
November 30, 2009	800,000	$25.00	$20,000,000
Less underwriter discount			(1,169,275)
Less other expenses			(422,629)
Net Proceeds			$18,408,096
This stock is convertible at the option of the shareholder into 3.75 shares of common stock (which reflects a split adjusted original conversion price of $6.67 per share of common stock), subject to some adjustments. It also carries a convertible option for the Company which may be exercised if for 20 trading days within any period of 30 consecutive trading days, the closing price of common stock exceeds 130% of the then applicable conversion price (split adjusted price $8.67). The Series B preferred stock is also redeemable by us, in whole or in part, on or after the third anniversary of the issue date, or November 30, 2012, for the liquidation amount of $25.00 per share plus any undeclared and unpaid dividends. For additional information on the Company's option to convert the Series B preferred stock, please see Note 22 to our consolidated financial statement - Subsequent Events - Common Stock Dividend and Mandatory Conversion of Preferred Stock.
In June 2012, holders of our Series B preferred stock began exercising their option to convert to common stock. The table below summarizes the conversion activity, to date. Dividends declared on the 800,000 shares of Series B noncumulative convertible perpetual preferred stock were $1,402,532 in 2012 and $1,560,000 in 2011.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares of Preferred Stock Converted to Common Stock	Total Number of Shares of Common Stock After Conversion	Total Number of Preferred Shares Remaining to Convert	Maximum Number of Post Conversion Whole Shares Remaining That May Yet Be Converted
June 1, 2012 - June 30, 2012	11,100	41,623	788,900	2,958,375
October 1, 2012 - October 31, 2012	153,355	575,073	635,545	2,383,293
November 1, 2012 - November 30, 2012	147,456	552,959	488,089	1,830,333
December 1, 2012 - December 31, 2012	6,966	26,121	481,123	1,804,211

NOTE 13 – INCOME TAXES
The principal components of income tax benefit (expense) for 2012 and 2011 are as follows:

	2012	2011
Current
Federal	$(7,817,250)	$(3,757,662)
State	(477,209)	(363,556)
Equity adjustment	(27,120)	6,954
	(8,321,579)	(4,114,264)
Deferred
Federal	884,082	651,458
State	10,712	44,114
	894,794	695,572
Total
Federal	(6,933,168)	(3,106,204)
State	(466,497)	(319,442)
Equity adjustment	(27,120)	6,954
	$(7,426,785)	$(3,418,692)

Differences between income tax expense calculated at the statutory rate and that shown in the statement of income for 2012 and 2011 are summarized, as follows:

	2012	2011
Federal income tax expense at statutory rate	$(7,088,077)	$(3,314,026)
Tax effect of:
Income taxed at 35%	—	(427,353)
BOLI cash surrender value (decrease) increase	79,413	206,596
Meals and entertainment	(160,890)	(111,522)
State and local income taxes	(297,768)	(191,894)
Other	40,537	419,507
Income tax expense	$(7,426,785)	$(3,418,692)

We have the following deferred tax assets and liabilities at December 31, 2012 and 2011:

	December 31,
	2012	2011
Deferred tax assets:
Bad debt provision	$3,967,692	$3,632,576
Available for sale securities	103,042	187,014
Deferred gain on sale/leaseback	—	59,794
Deferred compensation	483,580	404,432
Reserve for available for sale loan repurchase	1,237,049	726,568
Premium amortization on securities	734	—
Other	588,690	676,219
Total deferred tax assets	6,380,787	5,686,603
Deferred tax liabilities:
Fixed assets	(1,207,059)	(1,337,824)
Premium amortization on securities	—	(5,424)
Other	(108,739)	(89,187)
Total deferred tax liabilities	(1,315,798)	(1,432,435)
Net deferred tax assets	$5,064,989	$4,254,168
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered in income. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. Management has evaluated the effect of the guidance provided by U.S. GAAP on Accounting for Uncertainty in Income Taxes, and all other tax positions that could have a significant effect on the financial statements and determined the Company had no uncertain material income tax positions at December 31, 2012.
We file income tax returns in the U.S. federal jurisdiction and the states of Virginia, Maryland, North Carolina and South Carolina. With few possible exceptions, we are no longer subject to U.S. or state income tax examinations by tax authorities for the years prior to 2009.
NOTE 14 – COMMITMENTS AND CONTINGENCIES
We have outstanding at any time a significant dollar amount of commitments to extend credit. To accommodate major customers, we also provide standby letters of credit and guarantees to third parties. Those arrangements are subject to strict credit control assessments. Guarantees and standby letters of credit specify limits to our obligations. The amounts of loan commitments, guarantees and standby letters of credit are set out in the following table as of December 31, 2012 and 2011. Because many commitments and almost all standby letters of credit and guarantees expire without being funded, in whole or in part, the contract amounts are not estimates of future cash flows. The majority of commitments to extend credit have terms up to one year. Interest rates on fixed-rate commitments range from 2.0% to 26.0%. All of the guarantees written and the standby letters of credit at December 31, 2012 expire during 2013.

	Commitments
	2012	2011
Commitments to grant loans	$291,113,496	$174,466,733
Unfunded commitments under lines of credit and similar arrangements	$213,204,295	$172,442,171
Standby letters of credit and guarantees written	$19,281,230	$16,287,588
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
Concentrations of credit risk relative to capital (whether on or off balance sheet) arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. At December 31, 2012, we had two loan concentrations which exceeded 10% in the area of loans to borrowers who are principally engaged in acquisition, development and construction of 1-4 single family homes and developments and to residential home owners with equity lines. A geographic concentration arises because we operate primarily in southeastern Virginia.
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
NOTE 15 – STOCK COMPENSATION AND BENEFIT PLANS
In May 2006, our shareholders approved the adoption of a new stock-based compensation plan to succeed the 1999 Incentive Stock Plan ("99ISO"). The new 2006 Equity Incentive Plan (“2006EIP”) authorizes the compensation committee to grant options, stock appreciation rights, stock awards, performance stock awards, and stock units to designated directors, officers, key employees, consultants and advisors to the Company and its subsidiaries. The Plan authorizes us to issue up to 630,000 split-issue adjusted shares of Company Common Stock plus the number of shares of Company Common Stock outstanding under the 1999 Plan. The Plan also provides that no award may be granted more than 10 years after the May 2006 ratification date. On September 18, 2006, we issued the first stock awards under the new Plan at a price equal to the stock price on that date with vesting periods of up to three years from issue. Total compensation costs will be recognized over the service period to vesting.
The following is a summary of our stock option activity, and related information. All shares and per share prices have been restated for stock splits and dividends in the years presented:

	2012
Options	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding - Beginning of year	306,956	6.64
Granted	—	—
Exercised	(36,660)	5.96
Forfeited	(8,416)	7.53
Outstanding - End of year	261,880	6.70	$398,426
Options exercisable at year-end	227,747	6.70	$398,426
Weighted average fair value per option granted during year		—
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the closing price. There were 36,660 options exercised during the year ended December 31, 2012 and no options exercised during the year ended December 31, 2011. The total intrinsic value of options exercised during the year ended December 31, 2012 was $75,542. No options were granted under the plan in 2012 or 2011. All options granted in relation to the 99ISO plan are fully vested.

Cash received for option exercise under share-based payment arrangements for 2012 and 2011 was $202,749 and $0, respectively. Tax benefit of $42,893 was recognized in 2012.
Other information pertaining to options outstanding at December 31, 2012 is as follows:

Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Average Exercise Price
$5.26 to $7.85	261,880	1.86	$6.70
A summary of the status of the our non-vested shares in relation to our restricted stock awards as of December 31, 2012 and 2011, and changes during the years ended December 31, 2012 and 2011, is presented below; the weighted average price is the weighted average fair value at the date of grant:

	2012
Restricted Share Awards	Shares	Weighted Average Price
Non-vested - Beginning of year	310,788	$6.52
Granted	151,000	8.25
Vested	(38,400)	6.52
Forfeited	(30,000)	7.18
Non-vested - End of year	393,388	$7.11
Compensation expense related to the restricted stock awards was $413,855 and $323,307 for 2012 and 2011, respectively. The total fair value of awards vested during 2012 and 2011 was $215,400 and $169,246, respectively. As of December 31, 2012 and 2011, there was $1,943,721 and $701,694, respectively, of total unrecognized cost related to the non-vested share-based compensation arrangements granted under the 2006EIP. That cost is expected to be recognized over a weighted-average period of 2.6 years. The grant date fair value of common stock is used in determining unused compensation cost.
Other information pertaining to restricted stock at December 31, 2012 is as follows:

Range of Issuance Prices	Number Outstanding	Remaining Contractual Life (Years)
$5.00 to $10.00	393,388	2.6
We have a 401(k) defined contribution plan applicable to all eligible employees. Contributions to the plan are made at the employee’s election. Employees may contribute up to 91% of their salaries up to IRS limits. We began making contributions in

April 2001. We matched 50% of the first 6.0% of employee contributions in 2012 and 2011. Our expense for 2012 and 2011 was $906,449 and $623,414, respectively.
NOTE 16 – RELATED PARTY TRANSACTIONS
We have loan transactions with our executive officers and directors, and with companies in which our executive officers and directors have a financial interest. These transactions have occurred in the ordinary course of business on substantially the same terms as those prevailing at the time for persons not related to the lender. A summary of related party loan activity is as follows during 2012 and 2011.

	2012	2011
Outstanding - Beginning of year	$25,060,525	$17,236,785
Originations	15,516,626	15,946,497
Repayments	(15,937,612)	(8,122,757)
Outstanding - End of year	$24,639,539	$25,060,525

Commitments to extend credit and letters of credit to related parties amounted to $8,221,267 and $8,717,835 at December 31, 2012 and 2011, respectively.
At December 31, 2012 and 2011 total deposits held by related parties were $8,340,140 and $9,668,690, respectively.
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
The Bank, as a Virginia banking corporation, may only pay dividends from retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the Bank. Regulatory agencies place certain restrictions on dividends paid and loans and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. At December 31, 2012, the amount available was approximately $20.9 million. Loans and advances are limited to 10% of the Bank’s common stock and capital surplus. As of December 31, 2012, funds available for loans or advances by the Bank to the Company were approximately $7.1 million.
Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2012, the Bank meets all capital adequacy requirements to which it is subject.
As of December 31, 2012 the Bank was categorized as “well capitalized”, the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. The Company is also subject to certain capital adequacy ratio requirements. The Company and Bank’s actual capital amounts and ratios are also presented in the table as of December 31, 2012 and 2011.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
	(Dollars in Thousands)
As of December 31, 2012
Total Risk-Based Capital Ratio
Consolidated Company	$107,138	12.05%	$71,154	8.00%	N/A	N/A
Bank	$113,179	12.73%	$71,119	8.00%	$88,899	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated Company	$96,484	10.85%	$35,577	4.00%	N/A	N/A
Bank	$102,525	11.53%	$35,559	4.00%	$53,339	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated Company	$96,484	8.29%	$46,535	4.00%	N/A	N/A
Bank	$102,525	8.81%	$46,535	4.00%	$58,169	5.00%
(Tier 1 Capital to Average Assets)
As of December 31, 2011
Total Risk-Based Capital Ratio
Consolidated Company	$94,918	12.42%	$61,144	8.00%	N/A	N/A
Bank	$91,374	11.97%	$61,052	8.00%	$76,315	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated Company	$85,360	11.17%	$30,572	4.00%	N/A	N/A
Bank	$81,826	10.72%	$30,526	4.00%	$45,789	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated Company	$85,360	9.88%	$34,543	4.00%	N/A	N/A
Bank	$81,826	9.48%	$34,543	4.00%	$43,178	5.00%
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
The following table presents the carrying amounts and fair value of our financial instruments at December 31, 2012 and December 31, 2011. GAAP defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than through a forced or liquidation sale for purposes of this disclosure. The carrying amounts in the table are included in the consolidated balance sheet under the indicated captions.

Estimation of Fair Values

	Fair Value Measurements at December 31, 2012 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3	Balance
Assets
Cash and cash equivalents	$57,774,578	$57,774,578	$—	$—	$57,774,578
Investment securities available for sale	14,633,733	—	14,633,733	—	14,633,733
Loans held for sale	419,075,089	—	419,075,089	—	419,075,089
Loans held for investment (net)	650,184,162	—	—	662,330,624	662,330,624
Accrued interest receivable	1,959,010	—	1,959,010	—	1,959,010
Restricted equity securities	12,363,200	—	12,363,200	—	12,363,200
Bank owned life insurance	7,173,059	—	7,173,059	—	7,173,059
Liabilities
Deposits	$901,781,872	$—	$897,568,108	$—	$897,568,108
Borrowings	209,298,523	—	209,429,217	—	209,429,217
Accrued interest payable	230,057	—	230,057	—	230,057
Derivative financial liability	511,923	—	511,923	—	511,923

	Fair Value Measurements at December 31, 2011 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3	Balance
Assets
Cash and cash equivalents	$31,745,484	$31,745,484	$—	$—	$31,745,484
Investment securities available for sale	9,186,697	—	9,186,697	—	9,186,697
Loans held for sale	211,555,094	—	211,555,094	—	211,555,094
Loans held for investment (net)	597,682,446	—	—	607,718,906	607,718,906
Accrued interest receivable	2,023,874	—	2,023,874	—	2,023,874
Restricted equity securities	6,420,500	—	6,420,500	—	6,420,500
Bank owned life insurance	6,946,166	—	6,946,166	—	6,946,166
Liabilities
Deposits	$740,092,097	$—	$736,450,654	$—	$736,450,654
Borrowings	80,927,481	—	81,103,891	—	81,103,891
Accrued interest payable	101,020	—	101,020	—	101,020
Derivative financial liability	684,428	—	684,428	—	684,428
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

Restricted equity securities are recorded at cost, which approximates fair value based on the redemption provisions of each entity.

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
Derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date. Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction. Valuation adjustments may be made to reflect both our credit risk and the counterparties' credit quality in determining the fair value of the derivative. Level 2 inputs for the valuations are limited to observable market prices for London Interbank Offered Rate (LIBOR) observable market prices for LIBOR swap rates, and three month LIBOR basis spreads at commonly quoted intervals. Our derivative financial liability consists of an interest rate swap that qualifies as a cash flow hedge.
It is not practicable to separately estimate the fair values for off-balance-sheet credit commitments, including standby letters of credit and guarantees written, due to the lack of cost-effective reliable measurement methods for these instruments.
The following table presents our assets and liabilities, which are measured at fair value on a recurring basis for each of the fair value hierarchy levels, as of December 31, 2012 and December 31, 2011:

	Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Assets at December 31, 2012
Investment securities - available for sale
U.S. government agency obligations	$10,573,842	$—	$10,573,842	$—
Mortgage-backed securities	2,031,894	—	2,031,894	—
Municipal securities	1,522,212	—	1,522,212	—
Corporate debt securities	505,785	—	505,785	—
Loans held for sale	419,075,089	—	419,075,089	—
Derivative financial liability	$511,923	$—	$511,923	$—
Assets at December 31, 2011
Investment securities - available for sale
U.S. government agency obligations	$6,105,593	$—	$6,105,593	$—
Mortgage-backed securities	1,258,848	—	1,258,848	—
Municipal securities	1,310,901	—	1,310,901	—
Corporate debt securities	511,355	—	511,355	—
Loans held for sale	211,555,094	—	211,555,094	—
Derivative financial liability	$684,428	$—	$684,428	$—

The following table provides quantitative disclosures about the fair value measurements of our assets related to continuing operations which are measured at fair value on a nonrecurring basis as of December 31, 2012 and 2011:

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2012
Real estate owned	$—	$—	$—	$—
Restructured and impaired loans	$10,864,202	$—	$—	$10,864,202
At December 31, 2011
Real estate owned	$3,368,700	$—	$—	$3,368,700
Restructured and impaired loans	$13,907,208	$—	$—	$13,907,208
The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2012.

	Fair Value Measurement at December 31, 2012
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Commercial	$1,233,475	Market comparables	Discount applied to market comparables (1)	50%
Real Estate
Construction	1,224,998	Market comparables	Discount applied to market comparables (1)	36%
Residential (1-4 family)	2,879,470	Market comparables	Discount applied to market comparables (1)	31%
Home equity lines	186,825	Market comparables	Discount applied to market comparables (1)	51%
Multifamily	290,000	Market comparables	Discount applied to market comparables (1)	25%
Commercial	4,945,994	Market comparables	Discount applied to market comparables (1)	16%
Consumers
Consumer and installment loans	103,440	Market comparables	Discount applied to market comparables (1)	20%
Total restructures and impaired loans	$10,864,202
(1) A discount percentage is applied based on age of independent appraisals, current market conditions, and experience within the local markets.
Valuation Methods
Investment securities – available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data (Level 2). If the inputs used to provide the evaluation for certain securities are unobservable and/or there is little, if any, market activity then the security would fall to the lowest level of hierarchy (Level 3).
The Company's investment portfolio is primarily valued using fair value measurements that are considered to be Level 2. The Company has contracted a third party portfolio accounting service vendor for valuation of its securities. The vendor's primary source for security valuation is Interactive Data Corporation ("IDC"), which evaluates securities based on market data. IDC utilizes evaluated pricing models that vary by asset class and include available trade, bid, and other market information. Generally, the methodology includes broker quotes, proprietary modes, vast descriptive terms and conditions databases, as well as extensive quality control programs.
The vendor utilized proprietary valuation matrices for valuing all municipal securities. The initial curves for determining the price, movement, and yield relationships within the municipal matrices are derived from industry benchmark curves or sourced from a municipal trading desk. The securities are further broken down according to issuer, credit support, state of issuance and rating to incorporate additional spreads to the industry benchmark curves.
Real estate owned is carried at the lower of carrying value or fair value less estimated selling costs. Upon foreclosure and through liquidation, we evaluate the property’s fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value less selling costs. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Fair value is determined through an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data. When evaluating fair value, management may discount the appraisal further if, based on their understanding of the market conditions, it is determined the collateral is further impaired below the appraised value (Level 3). Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. We recorded losses of $592,575 and $574,192 due to valuation adjustments on real estate owned within foreclosed property expense in non-interest expense in December 31, 2012 and 2011, respectively. The Company did not have any real estate owned at December 31, 2012.
Restructured and impaired loans are generally valued based on the present value of expected future cash flows discounted at the loan’s effective interest rate, unless in the case of collateral-dependent loans, the observable market price, or the fair value of the collateral can be readily determined. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data. When evaluating fair value, management may discount the appraisal further if, based on their understanding of the market conditions, it is determined the collateral is further impaired below the appraised value (Level 3). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business' financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Restructured and impaired loans are periodically reevaluated to determine if additional adjustments to the carrying value are necessary.
Loans held for sale. Loans held for sale are recorded at their fair value when originated, based on our expected return from the secondary market.
Derivative financial instruments. Derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date. Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction. Valuation adjustments may be made to reflect both our credit risk and the counterparties’ credit quality in determining the fair value of the derivative. Level 2 inputs for the valuations are limited to observable market prices for London Interbank Offered Rate (LIBOR) observable market prices for LIBOR swap rates, and three month LIBOR basis spreads at commonly quoted intervals. Our derivative financial liability consists of an interest rate swap that qualifies as a cash flow hedge which had an unrealized loss of $511,923 at December 31, 2012 and $684,428 at December 31, 2011.

NOTE 19 – EARNINGS PER SHARE RECONCILIATION
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	2012	2011
Net income	$12,824,869	$7,125,612
Less: non-cumulative perpetual preferred dividend	(1,402,532)	(1,560,000)
Net Income available for common stock (numerator, basic)	$11,422,337	$5,565,612
Weighted average shares outstanding (denominator) (1)	7,400,443	7,147,290
Income per common share - basic	$1.54	$0.78
Net income	$12,824,869	$7,125,612
Weighted average shares - diluted (denominator) (1)	10,255,992	10,165,105
Income per common share - diluted	$1.25	$0.70
Dilutive effect - average number of common shares (1)	47,646	17,815
Dilutive effect - average number of convertible non-cumulative perpetual preferred, if converted (1)	2,807,903	3,000,000
Dilutive effect - average number of shares (1)	2,855,549	3,017,815

(1) All shares have been split adjusted to reflect the 6 for 5 stock split granted December 7, 2012 and cash in lieu of fractional shares.

The dilutive effect of stock options is 47,646 and 17,815 shares for 2012 and 2011 respectively. The dilutive effect of the conversion to common stock of our convertible non-cumulative perpetual preferred stock is 2,807,903 in 2012 and 3,000,000 in 2011. Anti-dilutive options excluded from the dilutive earnings per share calculation totaled 102,567 in 2012 and 184,284 in 2011.

NOTE 20 – SEGMENT REPORTING
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
Segment information for the years 2012 and 2011 is shown in the following table. The “Other” column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments and inter-company eliminations.
Selected Financial Information

	Commercial and Other Banking	Mortgage Banking Operations	Inter-segment Eliminations	Total
Year Ended December 31, 2012
Income:
Interest income	$45,593,745	$874,720	$—	$46,468,465
Non-interest income	5,222,612	86,056,021	(1,517,827)	89,760,806
Total operating income	50,816,357	86,930,741	(1,517,827)	136,229,271
Expenses:
Interest expense	(5,916,233)	—	—	(5,916,233)
Provision for loan losses	(4,831,133)	—	—	(4,831,133)
Personnel expense	(12,792,977)	(63,593,556)	(54,155)	(76,440,688)
Other non-interest expenses	(11,375,735)	(18,011,173)	1,571,982	(27,814,926)
Total operating expenses	(34,916,078)	(81,604,729)	1,517,827	(115,002,980)

Income (loss) before income taxes	15,900,279	5,326,012	—	21,226,291
Provision for (benefit from) income taxes	(5,563,287)	(1,863,498)	—	(7,426,785)
Net income (loss)	$10,336,992	$3,462,514	$—	$13,799,506

	Commercial and Other Banking	Mortgage Banking Operations	Inter-segment Eliminations	Total
Year Ended December 31, 2011
Income:
Interest income	$39,693,522	$725,805	$—	$40,419,327
Non-interest income	4,275,449	51,018,091	(548,102)	54,745,438
Total operating income	43,968,971	51,743,896	(548,102)	95,164,765
Expenses:
Interest expense	(6,796,455)	—	—	(6,796,455)
Provision for loan losses	(6,319,887)	—	—	(6,319,887)
Personnel expense	(11,057,201)	(37,309,566)	37,643	(48,329,124)
Other non-interest expenses	(9,969,010)	(13,256,691)	510,459	(22,715,242)
Total operating expenses	(34,142,553)	(50,566,257)	548,102	(84,160,708)

Income (loss) before income taxes	9,826,418	1,177,639	—	11,004,057
Provision for (benefit from) income taxes	(3,052,828)	(365,864)	—	(3,418,692)
Net income (loss)	$6,773,590	$811,775	$—	$7,585,365

Segment Assets
December 31, 2012	$796,319,227	$456,716,145	$(37,457,219)	$1,215,578,153
December 31, 2011	$700,309,396	$229,286,806	$(20,809,274)	$908,786,928

NOTE 21 – CONDENSED PARENT COMPANY ONLY FINANCIAL INFORMATION
On June 1, 2006, a parent corporation, Monarch Financial Holdings, Inc. was formed through a reorganization plan under the laws of the Commonwealth of Virginia. With this reorganization, Monarch Bank became a wholly-owned subsidiary of Monarch Financial Holdings, Inc.
The condensed financial position as of December 31, 2012 and December 31, 2011 and the condensed results of operations and cash flows for Monarch Financial Holdings, Inc., parent company only, for the years ended December 31, 2012 and 2011 are presented below.

CONDENSED BALANCE SHEET

	December 31, 2012	December 31, 2011
ASSETS
Cash	$608,001	$4,148,095
Investment in Monarch Bank	102,115,933	82,533,199
Investment in Trust	310,000	310,000
Due from Monarch Bank	134,444	232,705
Total assets	$103,168,378	$87,223,999
LIABILITIES AND STOCKHOLDERS’ EQUITY
Floating rate subordinated debenture (trust preferred securities)	$10,310,000	$10,310,000
Short term note	5,000,000	—
Valuation adjustment for trust preferred securities	511,923	684,428
Other liabilities	4,532	—
Total stockholders’ equity	87,341,923	76,229,571
Total liabilities and stockholders’ equity	$103,168,378	$87,223,999

CONDENSED INCOME STATEMENT

	December 31, 2012	December 31, 2011
INCOME
Dividends from subsidiaries	$3,071,533	$3,005,508
Dividend from non-bank subsidiary	6,516	5,990
Total income	3,078,049	3,011,498
EXPENSES
Interest on borrowings	575,601	498,740
Miscellaneous expense	10,064	—
Total expenses	585,665	498,740
INCOME BEFORE EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES	2,492,384	2,512,758
EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES	10,332,485	4,612,854
NET INCOME	12,824,869	7,125,612
Preferred stock dividend and accretion of preferred stock discounts	(1,402,532)	(1,560,000)
NET INCOME AVAILABLE TO COMMON STOCK HOLDERS	$11,422,337	$5,565,612
The condensed statements of cash flows for Monarch Financial Holdings, Inc., parent company only, for the years ended December 31, 2012 and 2011 are presented below.

CONDENSED STATEMENTS OF CASH FLOWS

	December 31, 2012	December 31, 2011
Operating activities:
Net income	$12,824,869	$7,125,612
Adjustments to reconcile net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(10,332,485)	(4,612,854)
Stock-based compensation	413,855	323,307
Changes in:
Due to (from) Monarch Bank	(631,074)	—
Interest payable and other liabilities	4,532	(81,387)
Net cash from operating activities	2,279,697	2,754,678
Investing activities:
Increase in investment in subsidiaries	—	—
Net cash from investing activities	—	—
Financing activities:
Dividends paid on perpetual preferred stock	(1,402,532)	(1,560,000)
Dividends paid on common stock	(1,174,089)	(952,758)
Cash in lieu of fractional shares on perpetual stock conversion to common stock	(3,434)	—
Repurchase of common stock	—	(241,920)
Increase in investment in subsidiary	(8,500,000)	—
Proceeds from short term borrowing	5,000,000	—
Proceeds from issuance of common stock	260,264	—
Net cash from financing activities	(5,819,791)	(2,754,678)
CHANGE IN CASH AND CASH EQUIVALENTS	(3,540,094)	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,148,095	4,148,095
CASH AND CASH EQUIVALENTS AT END OF YEAR	$608,001	$4,148,095

NOTE 22 - SUBSEQUENT EVENTS - COMMON STOCK DIVIDEND AND MANDATORY CONVERSION OF PREFERRED STOCK

On January 25, 2013 the Company announced that the Board of Monarch Financial Holdings, Inc., had approved a quarterly cash dividend of $0.05 per share for shareholders of record on February 11, 2013, payable on February 28, 2013. The total dollar value of this dividend was $453,880.

On February 21, 2013 the Company announced that all outstanding shares of Monarch Financial Holdings, Inc.'s Series B noncumulative convertible preferred stock ("preferred stock"), trading under the symbol MNRKP, would be converted to shares of common stock, pursuant to the terms of the preferred stock. As of February 15, 2013, Monarch's common shares had traded for 20 out of the most recent 30 trading days at 130% of the pre-established conversion price of $6.67, or $8.67, triggering the Company's ability to force convert the shares. In the press release Monarch announced that as of February 20, 2013 there were 309,348 shares of preferred stock, which would be converted at a rate of 3.75 shares of common stock for each share of preferred stock. Subsequent to our December 31, 2012 year end, and prior to the press release, holders of Preferred Stock had converted an additional 171,775 shares of Preferred Stock to 644,143 shares of Common Stock. A force conversion date of March 8, 2013 was announced and assuming all preferred stock remained outstanding, they would convert to a maximum number of 1,160,055 shares of common stock. Cash would be paid in lieu of fractional shares.

On March 8, 2013 235,920 shares of preferred stock were force converted to 884,688 shares of common stock.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

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
Management’s Report On Internal Control Over Financial Reporting is incorporated herein from Item 8. of this Form 10-K.

There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Item 9B.	Other Information.
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statements Schedules.

(a)	(1) and (2). The response to this portion of Item 15 is included in Item 8 above.
(3). Exhibits
(a.)The following exhibits are filed on behalf of the Registrant as part of this report:

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

10.1
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

10.17	Committed Line of Credit Note between Monarch Financial Holdings, Inc. and PNC Bank, National Association dated as of June 8, 2012, attached as Exhibit 10.1, filed herewith.

21.1	Subsidiaries of Registrant, attached as Exhibit 21.1, filed herewith.

23.1	Consent of Yount, Hyde & Barbour, PC., filed herewith.

31.1	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101	Financial statements and schedules in interactive data format, filed herewith.

(b)	Exhibits
See Item 15(a)(3) above.

(c)	Financial Statement Schedules
See Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH FINANCIAL HOLDINGS, INC. March 28, 2013

By:	/s/ LYNETTE P. HARRIS
Lynette P. Harris Executive Vice President, Secretary, Treasurer & Chief Financial Officer (On behalf of the Company and as principal financial and accounting officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2013.

/s/ LAWTON H. BAKER	March 28, 2013
Lawton H. Baker, Director

/s/ JEFFREY F. BENSON	March 28, 2013
Jeffrey F. Benson, Director

/s/ JOE P. COVINGTON, JR.	March 28, 2013
Joe P. Covington, Jr., Director

/s/ E. NEAL CRAWFORD, JR.	March 28, 2013
E. Neal Crawford, Jr., President and Director

/s/ VIRGINIA S. CROSS	March 28, 2013
Virginia S. Cross, Director

/s/ TAYLOR B. GRISSOM	March 28, 2013
Taylor B. Grissom, Director

/s/ WILLIAM T. MORRISON	March 28, 2013
William T. Morrison, Executive Vice President and Director

/s/ ROBERT M. OMAN	March 28, 2013
Robert M. Oman, Director

/s/ ELIZABETH T. PATTERSON	March 28, 2013
Elizabeth T. Patterson, Director

/s/ DWIGHT C. SCHAUBACH	March 28, 2013
Dwight C. Schaubach, Director

/s/ BRAD E. SCHWARTZ	March 28, 2013
Brad E. Schwartz, Director, Chief Executive Officer (as principal executive officer)

EXHIBIT INDEX

Number	Description

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

10.17	Committed Line of Credit Note between Monarch Financial Holdings, Inc. and PNC Bank, National Association dated as of June 8, 2012, attached as Exhibit 10.1, filed herewith.

21.1	Subsidiaries of Registrant, attached as Exhibit 21.1, filed herewith.

23.1	Consent of Yount, Hyde & Barbour, PC., filed herewith.

31.1	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.0	Financial statements and schedules in interactive data format, filed herewith.