Form 10-Q
period 2013-03-31
Monarch Financial Holdings, Inc.
filed 2013-05-13
CIK 1364856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐  No  ☒
The number of shares of common stock outstanding as of May 6, 2013 was 10,398,073.

MONARCH FINANCIAL HOLDINGS, INC.
FORM 10-Q
March 31, 2013

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CONDITION

	Unaudited
	March 31, 2013	December 31, 2012
ASSETS:
Cash and due from banks	$17,413,660	$39,887,983
Interest bearing bank balances	14,098,683	2,142,896
Federal funds sold	21,937,492	15,743,699
Total cash and cash equivalents	53,449,835	57,774,578
Investment securities available-for-sale, at fair value	16,493,297	14,633,733
Loans held for sale	242,456,621	419,075,089
Loans held for investment, net of unearned income	692,410,468	661,094,162
Less: allowance for loan losses	(10,788,281)	(10,910,000)
Loans, net	681,622,187	650,184,162
Property and equipment, net	27,507,032	25,447,555
Restricted equity securities	3,781,350	12,363,200
Bank owned life insurance	7,231,141	7,173,059
Goodwill	775,000	775,000
Intangible assets, net	238,096	282,739
Other real estate owned, net of valuation allowance	95,074	—
Other assets	21,325,812	27,869,038
Total assets	$1,054,975,445	$1,215,578,153
LIABILITIES:
Deposits:
Demand deposits—non-interest bearing	$201,345,910	$190,120,495
Demand deposits—interest bearing	57,074,519	65,368,503
Savings deposits	23,578,965	22,127,493
Money market deposits	332,305,153	335,898,654
Time deposits	317,180,663	288,266,727
Total deposits	931,485,210	901,781,872
Borrowings:
Short term borrowings	5,000,000	5,000,000
Trust preferred subordinated debt	10,000,000	10,000,000
Federal Home Loan Bank advances	1,250,469	194,298,523
Total borrowings	16,250,469	209,298,523
Other liabilities	14,893,562	15,550,917
Total liabilities	962,629,241	1,126,631,312
STOCKHOLDERS’ EQUITY:
Preferred stock, $5 par value, 1,185,300 shares authorized; none issued	—	—
Noncumulative perpetual preferred stock, series B, liquidation value of $20.0 million, $5 par; 800,000 shares authorized; 0 shares issued and outstanding at March 31, 2013 and 481,123 shares issued and outstanding at December 31, 2012	—	2,405,615
Common stock, $5 par value; 20,000,000 shares authorized; issued and outstanding, 10,398,073 shares (includes non-vested shares of 233,960) at March 31, 2013 and 8,557,939 shares (includes non-vested shares of 231,460); at December 31, 2012	50,820,565	41,632,395
Additional paid-in capital	6,300,417	12,717,727
Retained earnings	33,790,457	30,786,208
Accumulated other comprehensive loss	(174,074)	(200,022)
Total Monarch Financial Holdings, Inc. stockholders’ equity	90,737,365	87,341,923
Non-controlling interests	1,608,839	1,604,918
Total equity	92,346,204	88,946,841
Total liabilities and stockholders’ equity	$1,054,975,445	$1,215,578,153
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Interest income:
Interest and fees on loans	$11,708,566	$10,881,036
Interest on investment securities	57,569	46,231
Interest on federal funds sold	5,158	6,259
Dividends on equity securities	74,435	37,500
Interest on other bank accounts	8,142	3,548
Total interest income	11,853,870	10,974,574
Interest expense:
Interest on deposits	1,029,462	1,281,787
Interest on trust preferred subordinated debt	119,042	122,850
Interest on borrowings	289,178	62,507
Total interest expense	1,437,682	1,467,144
Net interest income	10,416,188	9,507,430
Provision for loan losses	—	1,930,679
Net interest income after provision for loan losses	10,416,188	7,576,751
Non-interest income:
Mortgage banking income	16,165,936	16,584,211
Service charges and fees	451,154	414,051
Title income	254,351	114,258
Other	309,577	283,488
Total non-interest income	17,181,018	17,396,008
Non-interest expenses:
Salaries and employee benefits	8,205,075	6,630,518
Commissions and incentives	7,065,476	8,732,201
Loan expense	1,830,437	1,615,131
Occupancy and equipment expenses	1,866,518	1,599,081
Marketing expense	512,958	410,291
Data processing expense	400,958	345,990
Foreclosed property expense (income)	1,104	(97,433)
Other expenses	1,978,095	1,646,031
Total non-interest expenses	21,860,621	20,881,810
Income before income taxes	5,736,585	4,090,949
Income tax provision	(1,993,553)	(1,421,541)
Net income	3,743,032	2,669,408
Less: Net income attributable to non-controlling interests	(284,903)	(153,302)
Net income attributable to Monarch Financial Holdings, Inc.	$3,458,129	$2,516,106
Preferred stock dividend	—	(390,000)
Net income available to common stockholders	$3,458,129	$2,126,106
Basic net income per share (1)	$0.37	$0.30
Diluted net income per share (1)	$0.33	$0.25
(1) Prior period restated to include 6 for 5 stock split granted December 7, 2012.

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net Income	$3,743,032	$2,669,408
Other comprehensive income:
Unrealized gain on interest rate swap, net of income taxes	52,609	18,647
Unrealized (losses) gains on securities available for sale, net of income taxes	(26,661)	2,736
Other comprehensive income	25,948	21,383
Total comprehensive income	3,768,980	2,690,791
Less: Comprehensive income attributable to non-controlling interests	(284,903)	(153,302)
Comprehensive income attributable to Monarch Financial Holdings, Inc.	$3,484,077	$2,537,489

Unrealized gain on interest rate swap	$73,061	$28,252
Income tax expense	(20,452)	(9,605)
Net unrealized gain on interest rate swap	$52,609	$18,647

Unrealized holding (loss) gains on securities available for sale	$(40,395)	$4,146
Income tax benefit (expense)	13,734	(1,410)
Net unrealized (loss) gains on securities available for sale	$(26,661)	$2,736

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
 MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock		Additional Paid-In Capital	Preferred Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
	Shares	Amount
Balance—December 31, 2011 (1)	7,099,348	$35,496,740	$16,557,899	$4,000,000	$20,537,960	$(363,028)	$613,963	$76,843,534
Comprehensive income:
Net income for the three months ended March 31, 2012					2,516,106		153,302	2,669,408
Other comprehensive income						21,383		21,383
Total comprehensive income								2,690,791
Stock-based compensation expense, net of forfeitures and income taxes	(27,000)	(135,000)	163,156					28,156
Cash dividend declared on series B noncumulative perpetual preferred stock (7.8%)					(390,000)			(390,000)
Cash dividend declared on common stock ($0.04 per share)					(240,000)			(240,000)
Distributions to non-controlling interests							(153,588)	(153,588)
Balance—March 31, 2012	7,072,348	$35,361,740	$16,721,055	$4,000,000	$22,424,066	$(341,645)	$613,677	$78,778,893

Balance—December 31, 2012	8,326,479	$41,632,395	$12,717,727	$2,405,615	$30,786,208	$(200,022)	$1,604,918	$88,946,841
Comprehensive income:
Net income for the three months ended March 31, 2013					3,458,129		284,903	3,743,032
Other comprehensive income						25,948		25,948
Total comprehensive income								3,768,980
Stock-based compensation expense, net of forfeitures and income taxes	—	—	163,452					163,452
Stock options exercised	27,888	139,440	7,276					146,716
Series B noncumulative perpetual preferred shares converted to common stock, less fractional shares	1,804,184	9,020,920	(6,615,558)	(2,405,615)				(253)
Cash dividend declared on common stock ($0.05 per share)					(453,880)			(453,880)
Common stock issued through dividend reinvestment	5,562	27,810	27,520					55,330
Distributions to non-controlling interests							(280,982)	(280,982)
Balance—March 31, 2013	10,164,113	$50,820,565	$6,300,417	$—	$33,790,457	$(174,074)	$1,608,839	$92,346,204
(1) All shares have been split adjusted to reflect the 6 for 5 stock split granted on December 7, 2012 and cash in lieu of fractional shares.
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2013	2012
Operating activities:
Net income	$3,743,032	$2,669,408
Adjustments to reconcile to net cash provided by (used in) operating activities:
Provision for loan losses	—	1,930,679
Depreciation	514,821	468,048
Accretion of discounts and amortization of premiums, net	6,604	3,055
Deferral of loan costs, net of deferred fees	(207,809)	(19,556)
Amortization of intangible assets	44,643	44,643
Stock-based compensation	163,452	28,156
Appreciation of bank-owned life insurance	(58,082)	(61,332)
Net gain on sale of other real estate	—	(99,109)
Amortization of deferred gain	—	(40,862)
Changes in:
Loans held for sale	176,618,468	(31,623,572)
Interest receivable	(137,469)	103,348
Other assets	6,655,250	(973,542)
Other liabilities	(570,446)	2,387,351
Net cash provided by (used in) operating activities	186,772,464	(25,183,285)
Investing activities:
Purchases of available-for-sale securities	(2,024,745)	(1,668,329)
Proceeds from sales and maturities of available-for-sale securities	118,182	2,015,019
Proceeds from sale of other real estate	—	1,649,309
Purchases of premises and equipment	(2,569,419)	(437,050)
Redemption (purchase) of restricted equity securities	8,581,850	(821,950)
Loan originations, net of principal repayments	(31,325,290)	7,400,844
Net cash (used in) provided by investing activities	(27,219,422)	8,137,843
Financing activities:
Net increase in non-interest-bearing deposits	11,225,415	15,664,431
Net increase in interest-bearing deposits	18,477,923	55,925,243
Cash dividends paid on preferred stock	—	(390,000)
Cash dividends paid on common stock	(453,880)	(240,000)
Net decrease in FHLB advances and federal funds purchased	(193,048,054)	(46,810,491)
Distributions to non-controlling interests	(280,982)	(153,588)
Proceeds from exercise of stock options	146,716	—
Cash in lieu of fractional shares	(253)	—
Proceeds from issuance of common stock, net of issuance costs	55,330	—
Net cash (used in) provided by financing activities	(163,877,785)	23,995,595
CHANGE IN CASH AND CASH EQUIVALENTS	(4,324,743)	6,950,153
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	57,774,578	31,745,584
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$53,449,835	$38,695,737
SUPPLEMENTAL SCHEDULES AND CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and other borrowings	$1,437,645	$1,337,548
Income taxes	$2,477,400	$—
Loans transferred to foreclosed real estate during the year	$95,074	$413,000
Loans to facilitate sale of real estate	$—	$—
Unrealized (loss) gain on securities available for sale	$(40,395)	$4,146
Unrealized gain on interest rate swap	$73,061	$28,252
The accompanying notes are an integral part of the consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly Monarch Financial Holdings, Inc.’s financial position as of March 31, 2013; the consolidated statements of income for the three months ended March 31, 2013 and 2012; the consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2012; the consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2013 and 2012; and the consolidated statements of cash flows for the three months ended March 31, 2013 and 2012. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. The financial statements include the accounts of Monarch Financial Holdings, Inc. and its subsidiaries, and all significant inter-company accounts and transactions have been eliminated. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. Certain prior year amounts have been reclassified to conform to current year presentations.
Recent Accounting Pronouncements
In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.
In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments in this ASU apply to all entities that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. The amendments in this ASU provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset's fair value when testing an indefinite-lived intangible asset for impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.
In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU clarify the scope for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to netting arrangements. An entity is required to apply the amendments for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. Companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Company has included the required disclosures from ASU 2013-02 in its consolidated financial statements.

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
In May 2007, Monarch expanded banking operations into northeastern North Carolina with the opening of a banking office in the town of Kitty Hawk, under the name of OBX Bank (OBX). We opened a second office in the town of Nags Head in December 2009. OBX Bank, which operates as a division of Monarch, is led by a local management team and a local advisory board of directors.
In June 2007, we announced the expansion of mortgage operations through the acquisition of a team of experienced mortgage bankers, and the formation of a division operating as Monarch Mortgage ("MM"). MM originates and sells conventional, FHA, VA and VHDA residential loans and offers additional mortgage products such as construction-permanent loans for the Bank’s loan portfolio. Monarch Mortgage's primary office is in Virginia Beach with additional offices in Alexandria, Chesapeake, Fairfax, Fredericksburg, Manassas, Midlothian, Norfolk, Newport News, Oakton, Reston, Richmond, Suffolk, and Woodbridge, Virginia, Annapolis, Bowie, Crofton, Dunkirk, Frederick, Greenbelt, Rockville,Towson and Waldorf, Maryland and Charlotte, Elizabeth City, Kitty Hawk, Mooresville, Nags Head, Southport and Wilmington, North Carolina, and Greenwood, South Carolina.
In July 2007, Monarch Investment, LLC, purchased a 50.1% ownership in Coastal Home Mortgage, LLC, from another bank. This joint venture provides residential loan services through Monarch Mortgage. The 49.9% ownership is shared by four individuals involved in commercial and residential construction in the Hampton Roads area.
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

	For the Three Months Ended March 31,
	2013	2012
Net income	$3,458,129	$2,516,106
Less: non-cumulative perpetual preferred dividend	—	(390,000)
Net income available to common shareholders (numerator, basic)	3,458,129	2,126,106
Weighted average shares outstanding - basic (denominator)	9,300,760	7,177,786
Income per common share—basic	$0.37	$0.30
Net income (numerator, diluted)	$3,458,129	2,516,106
Weighted average shares—diluted (denominator)	10,451,897	10,203,781
Income per common share—diluted	$0.33	$0.25
Dilutive effect-average number of common shares	66,543	25,995
Dilutive effect-average number of convertible non-cumulative perpetual preferred, if converted	1,084,594	3,000,000
Dilutive effect-average number of shares	1,151,137	3,025,995

 In the 4th quarter of 2012, the Board of Directors of Monarch Financial Holdings, Inc. announced a 6 for 5 stock split. This split, which occurred on December 7, 2012 resulted in 1 additional share for every 5 shares held by the shareholders of record on November 9, 2012. All common stock information and earnings per share data presented in this document have been adjusted to reflect post-split shares and cash in lieu of fractional shares.
There were no options to purchase common stock excluded from the computation of earnings per common share for the three months ended March 31, 2013. For the three months ended March 31, 2012, average options to purchase 126,824 shares of common stock were excluded from the computation of earnings per common share, because they were anti-dilutive.
On November 30, 2009, we issued and sold 800,000 shares of Series B noncumulative convertible perpetual preferred stock ("Series B" or "Series B preferred") at $25.00 per share in a public offering. Each share of Series B preferred was convertible at the option of the shareholder to 3.75 shares of common stock (reflecting a split adjusted original conversion price of $6.67 per share of common stock), subject to some adjustments. The Series B preferred stock also carried a force conversion option for the Company which could be exercised if for 20 trading days within any period of 30 consecutive trading days, the closing price of common stock exceeded 130% of the then applicable conversion price (split adjusted price $8.67). The Series B preferred stock was also redeemable by the Company, in whole or in part, on or after the third anniversary of the issue date (November 30, 2012) for the liquidation amount of $25.00 per share plus any undeclared and unpaid dividends.
In June 2012, holders of our Series B preferred stock began exercising their option to convert to common stock and continued to do so into early 2013. On March 8, 2013, the Company force converted all remaining outstanding shares of Series B preferred stock. At March 31, 2013, there were no remaining shares of Series B preferred stock outstanding.
The table below summarizes the conversion activity, to date.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares of Preferred Stock Converted to Common Stock	Total Number of Shares of Common Stock After Conversion	Total Number of Preferred Shares Remaining to Convert	Maximum Number of Post Conversion Whole Shares Remaining That May Yet Be Converted
March 1, 2013 - March 8, 2013	271,020	1,016,312	—	—
February 1, 2013 - February 28, 2013	172,074	645,264	271,020	1,016,325
January 1, 2013 - January 31, 2013	38,029	142,608	443,094	1,661,602
December 1, 2012 - December 31, 2012	6,966	26,121	481,123	1,804,211
November 1, 2012 - November 30, 2012	147,456	552,950	488,089	1,830,333
October 1, 2012 - October 31, 2012	153,355	575,071	635,545	2,383,293
June 1, 2012 - June 30, 2012	30	41,623	788,900	2,958,375

NOTE 4. OTHER COMPREHENSIVE INCOME
The following table presents the changes in accumulated other comprehensive income, by category, net of tax:

	Unrealized Gains on Securities	Unrealized Loss on Interest Rate Swap	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$137,847	$(337,869)	$(200,022)
Net change for the quarter ended March 31, 2013	(26,661)	52,609	25,948
Balance at March 31, 2013	$111,186	$(285,260)	$(174,074)

Balance at December 31, 2011	$88,695	$(451,723)	$(363,028)
Net change for the quarter ended March 31, 2012	2,736	18,647	21,383
Balance at March 31, 2012	$91,431	$(433,076)	$(341,645)
There were no amounts re-classed out of accumulated other comprehensive income into earnings during the periods ended March 31, 2013 or 2012.

NOTE 5. INVESTMENT SECURITIES
Securities available-for-sale consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013
U.S. government agency obligations	$12,048,954	$27,943	$(14,795)	$12,062,102
Mortgage-backed securities	1,859,489	43,647	—	1,903,136
Municipal securities	1,916,391	110,206	(1,203)	2,025,394
Corporate debt securities	500,000	2,665	—	502,665
	$16,324,834	$184,461	$(15,998)	$16,493,297

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
U.S. government agency obligations	$10,551,084	$38,076	$(15,318)	$10,573,842
Mortgage-backed securities	1,980,980	50,914	—	2,031,894
Municipal securities	1,392,811	129,401	—	1,522,212
Corporate debt securities	500,000	5,785	—	505,785
	$14,424,875	$224,176	$(15,318)	$14,633,733
Monarch did not own any held-to-maturity securities at March 31, 2013 or December 31, 2012.
The amortized cost and fair value of securities by contractual maturity date at March 31, 2013 were as follows:

Securities available-for-sale:	Amortized Cost	Fair Value
Due in one year or less	$2,050,779	$2,065,128
Due from one to five years	9,599,595	9,609,390
Due from five to ten years	1,927,467	1,937,646
Due after ten years	2,746,993	2,881,133
Total	$16,324,834	$16,493,297

There are no investments in our securities portfolio that have been in a continuous unrealized loss position for more than 12 months. If we were to have unrealized losses in our securities portfolio for more than 12 months, we have the ability to carry such investments to the final maturity of the instruments. Other-than-temporarily impaired (“OTTI”) guidance for investments state that an impairment is OTTI if any of the following conditions exists: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or, the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). An impaired security identified as OTTI should be separated and losses should be recognized in earnings. Based on this guidance, there were no securities considered OTTI at March 31, 2013 or December 31, 2012 and there were no losses related to OTTI recognized in accumulated other comprehensive income at March 31, 2013 or December 31, 2012.

NOTE 6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSS
The following table provides a breakdown, by class of our loans held for investment at March 31, 2013 and December 31, 2012.
Loans held for Investment

	March 31, 2013	December 31, 2012
Commercial	$107,279,727	$91,803,951
Real estate
Construction	165,073,194	154,297,386
Residential (1-4 family)	90,869,300	92,497,460
Home equity lines	69,111,509	71,491,139
Multifamily	19,284,532	20,032,586
Commercial	237,394,572	227,813,983
Real estate subtotal	581,733,107	566,132,554
Consumers
Consumer and installment loans	3,031,907	3,025,471
Overdraft protection loans	75,448	49,716
Loans to individuals subtotal	3,107,355	3,075,187
Total gross loans	692,120,189	661,011,692
Unamortized loan costs, net of deferred fees	290,279	82,470
Loans held for investment, net of unearned income	692,410,468	661,094,162
Allowance for loan losses	(10,788,281)	(10,910,000)
Total net loans	$681,622,187	$650,184,162
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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation or sale of the income producing property securing the loan, or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type. This diversity helps reduce our exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on purpose, collateral, geography, cash flow, loan to value, and risk grade criteria. As a general rule, we avoid financing special purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2013 approximately 50% and at December 31, 2012, approximately 48% of the outstanding principal balance of our commercial real estate loans portfolio was secured by owner-occupied properties.
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
We designate loans within our loans held for investment portfolio as either “pass” or “watch list” based on nine numerical risk grades which are assigned to the loans. These numeric designations represent, from best to worst: minimal, modest, average, acceptable, acceptable with care, special mention, substandard, doubtful and loss. Special mention, substandard, doubtful and loss risk grades are watch list. A loan risk graded as loss is generally charged-off when identified. A loan risk graded as doubtful is considered watch list and classified as nonaccrual. There were no loans in our portfolio classified as doubtful or loss at March 31, 2013 or December 31, 2012. Special mention loans and substandard loans are considered watch list risk grades and may or may not be classified as nonaccrual, based on current performance. Watch list graded loans or relationships are evaluated individually to determine if all, or a portion, of our investment in the borrower is at risk. If a risk is quantified, a specific loss allowance is assigned to the identified loan or relationship. We evaluate our investment in the borrower using either the present value of expected future cash flows, discounted at the historical effective interest rate of the loan, or for a collateral-dependent loan, the fair value of the underlying collateral.
Beginning with the quarter ended March 31, 2013, we have changed the methodology for evaluating additional risk inherent in our satisfactory risk grade groups which should be included in our allowance for loan losses. Under the new methodology, the loans within this group are evaluated on a pool basis by loan segment which is further delineated by purpose. Each segment is assigned an expected loss factor which is based on a four-year moving average “look-back” at our historical losses for that particular segment. We believe this change in methodology will provide a more accurate evaluation of the potential risk in our portfolio because the additional delineation by purpose establishes a stronger focus on areas of weakness and strength within the portfolio. At December 31, 2012 pass loans were evaluated for loss based on risk rating. Loans with a risk rating of modest to acceptable with care having lower risk profiles, were assigned an expected loss factor. The loss factor, which was multiplied by the outstanding principal within each risk grade to arrive at an overall loss estimate, was based on a three-year moving average “look-back” at our historical losses, adjusted for environmental risk factors described below. We believe a four year average is more indicative of the loss currently remaining in our loan portfolio.
Additional metrics, in the form of environmental risk factors, may be applied to a specific class or risk grade of loans within the portfolio based on local or national trends, identifiable events or other economic factors. For the periods presented, five environmental factors were applied to the general risk grade groups. The first environmental factor was applied to our real estate construction loans due to the concentration in our portfolio. The second environmental factor was applied to our home equity lines based on delinquency rates. The third environmental factor was applied to all satisfactory loans based on economic conditions, including local unemployment and gross regional product. The fourth environmental factor was applied to all pass loans based on trends in our nonperforming assets. The final environmental factor, which was added in the 4th quarter of 2012, is related to Sequestration, which refers to automatic cuts in the budgets of both defense and other discretionary federal programs associated with the Fiscal Cliff. Certain actions to avoid the Fiscal Cliff served to temporarily defer decisions on programs which could have an impact on the local economy. The assumptions used to determine the allowance are reviewed to ensure that their theoretical foundation, data integrity, computational processes, and reporting practices are appropriate and properly documented.
Summary of changes in our methodology for estimating the allowance for loan losses:
•No change was made to the accounting for substandard, doubtful, and loss risk grades.

•
Our satisfactory loan methodology was refined to more clearly represent loan characteristics. Loans are pooled by loan segment and purpose and a loss factor is assigned to the pool based on a four year moving loss history for that pool. Our prior methodology was to apply a three year moving, overall loss history to segments broken out only by risk grade.

•	The five environmental factors remain the same, however their application between models has been modified.
The following table represents the effect on the current period provision of the changes in methodology from that used in prior periods.

March 31, 2013	Calculated Provision Based on New Methodology	Calculated Provision Based on Prior Methodology	Difference
Commercial	$(474,074)	$(51,966)	$(422,108)
Real estate
Construction	29,447	(93,239)	122,686
Residential (1-4 family)	794,283	175,398	618,885
Home equity lines	1,256,255	235,016	1,021,239
Multifamily	(136,400)	14,492	(150,892)
Commercial	(1,757,770)	(21,131)	(1,736,639)
Real estate subtotal	185,815	310,536	(124,721)
Consumers
Consumer and installment loans	(16,411)	(227)	(16,184)
Overdraft protection loans	72	505	(433)
Loans to individuals subtotal	(16,339)	278	(16,617)
Unallocated	304,598	(258,848)	563,446
Total provision for( recovery of) loan losses	$—	$—	$—
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
The following table segregates our portfolio between pass and watch list loans, delineated by segments, within loan type for March 31, 2013 and December 31, 2012.

	March 31, 2013
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$102,707,457	$1,715,070	$2,857,200	$107,279,727	3.56
Real estate
Construction	149,380,526	2,130,747	13,561,921	165,073,194	3.95
Residential (1-4 family)	82,486,707	2,903,754	5,478,839	90,869,300	4.24
Home equity lines	67,845,778	239,544	1,026,187	69,111,509	4.10
Multifamily	17,804,156	49,229	1,431,147	19,284,532	4.14
Commercial	229,953,450	1,794,989	5,646,133	237,394,572	3.89
Real estate subtotal	547,470,617	7,118,263	27,144,227	581,733,107	4.00
Consumers
Consumer and installment loans	3,019,986	—	11,921	3,031,907	4.03
Overdraft protection loans	75,406	—	42	75,448	4.34
Loans to individuals subtotal	3,095,392	—	11,963	3,107,355	4.04
Total gross loans	$653,273,466	$8,833,333	$30,013,390	$692,120,189	3.93

	December 31, 2012
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$87,322,926	$1,607,857	$2,873,168	$91,803,951	3.72
Real estate
Construction	139,899,273	5,779,104	8,619,009	154,297,386	3.99
Residential (1-4 family)	83,633,577	2,776,659	6,087,224	92,497,460	4.27
Home equity lines	69,908,614	240,209	1,342,316	71,491,139	4.11
Multifamily	17,763,961	50,000	2,218,625	20,032,586	4.17
Commercial	220,153,680	1,828,487	5,831,816	227,813,983	3.97
Real estate subtotal	531,359,105	10,674,459	24,098,990	566,132,554	4.05
Consumers
Consumer and installment loans	2,883,660	—	141,811	3,025,471	4.16
Overdraft protection loans	49,695	—	21	49,716	4.21
Loans to individuals subtotal	2,933,355	—	141,832	3,075,187	4.16
Total gross loans	$621,615,386	$12,282,316	$27,113,990	$661,011,692	4.00

An aging of our loan portfolio by class as of March 31, 2013 and December 31, 2012 is as follows:

Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Recorded Investment > 90 days and Accruing	Recorded Investment Nonaccrual Loans
March 31, 2013
Commercial	$479,624	$5,645	$719,616	$1,204,885	$106,074,842	$102,222	$617,394
Real estate
Construction	62,802	—	238,914	301,716	164,771,478	—	1,006,779
Residential (1-4 family)	1,422,249	90,719	704,101	2,217,069	88,652,231	248,816	855,881
Home equity lines	239,882	108,570	—	348,452	68,763,057	—	578,320
Multifamily	—	—	—	—	19,284,532	—	—
Commercial	2,164,001	—	—	2,164,001	235,230,571	—	—
Real estate subtotal	3,888,934	199,289	943,015	5,031,238	576,701,869	248,816	2,440,980
Consumers
Consumer and installment loans	81,775	28,642	—	110,417	2,921,490	—	11,921
Overdraft protection loans	—	—	—	—	75,448	—	—
Loans to individuals subtotal	81,775	28,642	—	110,417	2,996,938	—	$11,921
Total gross loans	$4,450,333	$233,576	$1,662,631	$6,346,540	$685,773,649	$351,038	$3,070,295

December 31, 2012
Commercial	$701,397	$56,520	$617,394	$1,375,311	$90,428,640	$—	$617,394
Real estate
Construction	295,937	—	385,805	681,742	153,615,644	—	1,028,188
Residential (1-4 family)	1,538,595	—	525,150	2,063,745	90,433,715	—	930,883
Home equity lines	318,108	349,914	—	668,022	70,823,117	—	586,239
Multifamily	—	—	—	—	20,032,586	—	—
Commercial	—	—	247,954	247,954	227,566,029	152,880	95,074
Real estate subtotal	2,152,640	349,914	1,158,909	3,661,463	562,471,091	152,880	2,640,384
Consumers
Consumer and installment loans	124,073	—	127,850	251,923	2,773,548	—	141,811
Overdraft protection loans	21	—	—	21	49,695	—	—
Loans to individuals subtotal	124,094	—	127,850	251,944	2,823,243	—	141,811
Total gross loans	$2,978,131	$406,434	$1,904,153	$5,288,718	$655,722,974	$152,880	$3,399,589
The column “recorded investment nonaccrual loans”, in the Age Analysis table above, includes nonaccrual loans totaling $2,452,901 and $2,782,195, and restructured loans on nonaccrual status totaling $617,394 and $617,394, at March 31, 2013 and December 31, 2012, respectively.

     We currently have one commercial loan totaling $617,394 and one residential 1-4 family loan totaling $78,923, classified as troubled debt restructured loans. At March 31, 2013, the residential 1-4 family loan totaling $78,923 is current. We did not restructured any loans in the first quarter of 2013 or 2012. The commercial loan was restructured during the fourth quarter of 2011. We have not had any defaults on restructured loans within twelve months of restructuring, during the quarter ended March 31, 2013 or 2012.

Additional information on restructured loans in our portfolio as of March 31, 2013 is as follows:
Trouble Debt Restructurings

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Quarter Ended March 31, 2013	None	—	—
Quarter Ended March 31, 2012	None	—	—
Troubled Debt Restructurings That Subsequently Defaulted

	Number of Contracts	Recorded Investment
Quarter Ended March 31, 2013	None	—
Quarter Ended March 31, 2012	None	—

A summary of the activity in the allowance for loan losses account is as follows:

Allocation of the Allowance for Loan Losses
		Real Estate
March 31, 2013	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for credit losses:
Beginning balance	$1,749,641	$2,360,707	$1,545,315	$1,402,448	$290,532	$2,882,398
Charge-offs	—	—	(57,000)	(473,909)	—	—
Recoveries	296,484	61,479	5,902	47,892	—	20,000
Provision	(474,074)	29,447	794,283	1,256,255	(136,400)	(1,757,770)
Ending balance	$1,572,051	$2,451,633	$2,288,500	$2,232,686	$154,132	$1,144,628
Ending balance
Individually evaluated for impairment	$910,001	$610,597	$743,249	$431,448	$110,924	$397,870
Collectively evaluated for impairment	662,050	1,841,036	1,545,251	1,801,238	43,208	746,758
Financing receivables:
Ending balance	$107,279,727	$165,073,194	$90,869,300	$69,111,509	$19,284,532	$237,394,572
Ending balance: individually evaluated for impairment	2,959,422	13,561,921	5,486,898	1,181,168	1,431,147	5,646,133
Ending balance: collectively evaluated for impairment	104,320,305	151,511,273	85,382,402	67,930,341	17,853,385	231,748,439

	Consumers
	Consumer and Installment loans	Overdraft Protection	Unallocated	Total
Allowance for credit losses:
Beginning balance	$55,192	$501	$623,266	$10,910,000
Charge-offs	(22,759)	(416)	—	(554,084)
Recoveries	587	21	—	432,365
Provision	(16,411)	72	304,598	—
Ending balance	$16,609	$178	$927,864	$10,788,281
Ending balance
Individually evaluated for impairment	$—	$42	$—	$3,204,131
Collectively evaluated for impairment	16,609	136	927,864	7,584,150
Financing receivables:
Ending balance	$3,031,907	$75,448	$—	$692,120,189
Ending balance: individually evaluated for impairment	11,921	42	—	30,278,652
Ending balance: collectively evaluated for impairment	3,019,986	75,406	—	661,841,537

		Real Estate
December 31, 2012	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for credit losses:
Beginning balance	$1,946,528	$1,426,135	$2,733,263	$1,070,309	$345,770	$2,223,506
Charge-offs	(835,052)	(532,502)	(2,239,163)	(602,058)	—	(134,015)
Recoveries	66,848	151,068	196,526	74,382	—	119
Provision	571,317	1,316,006	854,689	859,815	(55,238)	792,788
Ending balance	$1,749,641	$2,360,707	$1,545,315	$1,402,448	$290,532	$2,882,398
Ending balance
Individually evaluated for impairment	$814,300	$740,003	$635,110	$626,677	$113,094	$512,762
Collectively evaluated for impairment	935,341	1,620,704	910,205	775,771	177,438	2,369,636
Financing receivables:
Ending balance	$91,803,951	$154,297,386	$92,497,460	$71,491,139	$20,032,586	$227,813,983
Ending balance: individually evaluated for impairment	2,873,169	9,172,773	5,614,836	1,497,695	2,218,625	5,984,697
Ending balance: collectively evaluated for impairment	88,930,782	145,124,613	86,882,624	69,993,444	17,813,961	221,829,286

	Consumers
	Consumer and Installment loans	Overdraft Protection	Unallocated	Total
Allowance for credit losses:
Beginning balance	$27,099	$4,370	$153,020	$9,930,000
Charge-offs	—	—	—	(4,342,790)
Recoveries	2,456	258	—	491,657
Provision	25,637	(4,127)	470,246	4,831,133
Ending balance	$55,192	$501	$623,266	$10,910,000
Ending balance
Individually evaluated for impairment	$24,410	$—	—	$3,466,356
Collectively evaluated for impairment	30,782	501	623,266	7,443,644
Financing receivables:
Ending balance	$3,025,471	$49,716	$—	$661,011,692
Ending balance: individually evaluated for impairment	141,811	21	—	27,503,627
Ending balance: collectively evaluated for impairment	2,883,660	49,695	—	633,508,065
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

The following table sets forth our impaired loans at March 31, 2013 and December 31, 2012.

Impaired Loans
	With No Related Allowance
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
March 31, 2013
Commercial	$924,809	$924,809	$970,918	$17,921
Real estate
Construction	10,670,561	10,671,437	10,532,683	162,551
Residential (1-4 family)	2,650,612	2,786,244	2,794,956	36,700
Home equity lines	676,274	697,436	697,436	988
Multifamily	1,030,223	1,030,223	1,034,987	17,225
Commercial	2,167,900	2,167,900	2,219,611	39,983
Consumers
Consumer and installment loans	11,921	12,332	13,137	275,369
Overdraft protection loans	—	—	—	—
Total	$18,132,300	$18,290,381	$18,263,728	$550,737
December 31, 2012
Commercial	$825,394	$825,394	$760,792	$62,110
Real estate
Construction	7,207,772	7,210,931	6,702,688	421,973
Residential (1-4 family)	2,100,256	2,168,389	2,306,738	86,691
Home equity lines	684,193	697,436	698,055	20,719
Multifamily	1,815,531	1,815,530	1,830,497	131,377
Commercial	525,941	525,941	461,961	32,586
Consumers
Consumer and installment loans	13,961	13,961	17,336	1,773
Overdraft protection loans	21	21	202	16
Total	$13,173,069	$13,257,603	$12,778,269	$757,245

	With Related Allowance
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2013
Commercial	$2,034,613	$2,049,889	$910,001	$2,054,931	$20,514
Real estate
Construction	2,891,360	2,970,559	610,597	2,970,559	26,777
Residential (1-4 family)	2,836,286	2,871,665	743,249	2,882,676	30,781
Home equity lines	504,894	504,894	431,448	505,137	11,070
Multifamily	400,924	400,924	110,924	402,030	5,535
Commercial	3,478,233	3,478,233	397,870	3,499,938	116,473
Consumers
Consumer and installment loans	—	—	—	—	—
Overdraft protection loans	42	42	42	34	34
Total	$12,146,352	$12,276,206	$3,204,131	$12,315,305	$211,184
December 31, 2012
Commercial	$2,047,775	$2,063,051	$814,300	$2,216,832	$98,773
Real estate
Construction	1,965,001	2,020,509	740,003	2,214,060	84,621
Residential (1-4 family)	3,514,580	3,543,639	635,110	3,540,771	205,329
Home equity lines	813,502	813,502	626,677	813,876	32,890
Multifamily	403,094	403,094	113,094	407,157	22,790
Commercial	5,458,756	5,558,755	512,762	3,803,834	486,785
Consumers
Consumer and installment loans	127,850	127,850	24,410	130,015	6,160
Overdraft protection loans	—	—	—	—	—
Total	$14,330,558	$14,530,400	$3,466,356	$13,126,545	$937,348

NOTE 7. FAIR VALUE ACCOUNTING
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

The following table presents our assets and liabilities related to continuing operations, which are measured at fair value on a recurring basis for each of the fair value hierarchy levels, as of March 31, 2013 and December 31, 2012:

	Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Assets at March 31, 2013
Investment securities—available for sale
U.S. government agency obligations	$12,062,102	$—	$12,062,102	$—
Mortgage-backed securities	1,903,136	—	1,903,136	—
Municipal securities	2,025,394	—	2,025,394	—
Corporate debt securities	502,665	—	502,665	—
Loans held for sale	242,456,621	—	242,456,621	—
Derivative financial liability	$438,862	$—	$438,862	$—
Assets at December 31, 2012
Investment securities—available for sale
U.S. government agency obligations	$10,573,842	$—	$10,573,842	$—
Mortgage-backed securities	2,031,894	—	2,031,894	—
Municipal securities	1,522,212	—	1,522,212	—
Corporate debt securities	505,785	—	505,785	—
Loans held for sale	419,075,089	—	419,075,089	—
Derivative financial liability	$511,923	$—	$511,923	$—

The following table provides quantitative disclosures about the fair value measurements of our assets related to continuing operations which are measured at fair value on a nonrecurring basis as of March 31, 2013 and December 31, 2012.

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2013
Real estate owned	$95,074	$—	$—	$95,074
Restructured and impaired loans, net	8,942,221	—	—	8,942,221
At December 31, 2012
Real estate owned	$—	$—	$—	$—
Restructured and impaired loans, net	10,864,202	—	—	10,864,202

The following table displays quantitative information about Level 3 Fair Value Measurements for March 31, 2013 and December 31, 2012.

	Fair Value Measurement at March 31, 2013
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Commercial	$1,124,612	Market comparables	Discount applied to market comparables (1)	44%
Real Estate
Construction	2,280,763	Market comparables	Discount applied to market comparables (1)	13%
Residential (1-4 family)	2,093,037	Market comparables	Discount applied to market comparables (1)	33%
Home equity lines	73,446	Market comparables	Discount applied to market comparables (1)	45%
Multifamily	290,000	Market comparables	Discount applied to market comparables (1)	25%
Commercial	3,080,363	Market comparables	Discount applied to market comparables (1)	16%
Consumer
Consumer and installment loans	—	Market comparables	Discount applied to market comparables (1)	100%
Total restructures and impaired loans	$8,942,221
Real estate owned	$95,074	Market comparables	Discount applied to market comparables (1)	37%

	Fair Value Measurement at December 31, 2012
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Commercial	$1,233,475	Market comparables	Discount applied to market comparables (1)	50%
Real Estate
Construction	1,224,998	Market comparables	Discount applied to market comparables (1)	36%
Residential (1-4 family)	2,879,470	Market comparables	Discount applied to market comparables (1)	31%
Home equity lines	186,825	Market comparables	Discount applied to market comparables (1)	51%
Multifamily	290,000	Market comparables	Discount applied to market comparables (1)	25%
Commercial	4,945,994	Market comparables	Discount applied to market comparables (1)	16%
Consumer
Consumer and installment loans	103,440	Market comparables	Discount applied to market comparables (1)	20%
Total restructures and impaired loans	$10,864,202

(1) A discount percentage is applied based on age of independent appraisals, current market conditions, and experience within the local markets.
For the three months ended March 31, 2013, there were no gains or losses to report on the sale of other real estate owned. For the three months ended March 31, 2012, there were gains to report on the sale of other real estate owned of $99,109. Gains or losses on sale of other real estate owned are included in foreclosed property expense.
At the time a loan secured by real estate becomes real estate owned we record the property at fair value net of estimated selling costs. Upon foreclosure and through liquidation, we evaluate the property’s fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. No valuation adjustments related to other real estate owned were recorded in the three months ended March 31, 2013 or 2012. Adjustments, when necessary, are included in foreclosed property expense.
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
Derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date. Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction. Valuation adjustments may be made to reflect both our credit risk and the counterparties’ credit quality in determining the fair value of the derivative. Level 2 inputs for the valuations are limited to observable market prices for London Interbank Offered Rate (LIBOR) observable market prices for LIBOR swap rates, and three month LIBOR basis spreads at commonly quoted intervals. Our derivative financial liability consists of an interest rate swap that qualifies as a cash flow hedge which had an unrealized loss of $438,862 at March 31, 2013 and $511,923 at December 31, 2012.
Real Estate Owned is carried at the lower of carrying value or fair value less estimated selling costs. Upon foreclosure and through liquidation, we evaluate the property's fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value less selling costs. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Fair value is determined through an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data (Level 2). When evaluating fair value, management may discount the appraisal further if, based on their understanding of the market conditions, it is determined the collateral is further impaired below the appraisal value (Level 3). Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. We did not record any losses due to valuation adjustments for the three months ended March 31, 2013. We recorded losses of $592,575 due to valuation adjustments on real estate owned within foreclosed property expense in the year ended December 31, 2012.
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
Fair Value of Financial Instruments
The following table presents the carrying amounts and fair value of our financial instruments at March 31, 2013 and December 31, 2012. GAAP defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than through a forced or liquidation sale for purposes of this disclosure. The carrying amounts in the table are included in the balance sheet under the indicated captions.

		Fair Value Measurements at March 31, 2013 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3	Balance
Assets
Cash and cash equivalents	$53,449,835	$53,449,835	$—	$—	$53,449,835
Investment securities available for sale	16,493,297	—	16,493,297	—	16,493,297
Loans held for sale	242,456,621	—	242,456,621	—	242,456,621
Loans held for investment (net)	681,622,187	—	—	693,179,626	693,179,626
Accrued interest receivable	2,096,479	—	2,096,479	—	2,096,479
Restricted equity securities	3,781,350	—	3,781,350	—	3,781,350
Bank owned life insurance	7,231,141	—	7,231,141	—	7,231,141
Liabilities
Deposits	$931,485,210	$—	$927,325,401	$—	$927,325,401
Borrowings	16,250,469	—	16,373,932	—	16,373,932
Accrued interest payable	230,094	—	230,094	—	230,094
Derivative financial liability	438,862	—	438,862	—	438,862

		Fair Value Measurements at December 31, 2012 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3	Balance
Assets
Cash and cash equivalents	$57,774,578	$57,774,578	$—	$—	$57,774,578
Investment securities available for sale	14,633,733	—	14,633,733	—	14,633,733
Loans held for sale	419,075,089	—	419,075,089	—	419,075,089
Loans held for investment (net)	650,184,162	—	—	662,330,624	662,330,624
Accrued interest receivable	1,959,010	—	1,959,010	—	1,959,010
Restricted equity securities	12,363,200	—	12,363,200	—	12,363,200
Bank owned life insurance	7,173,059	—	7,173,059	—	7,173,059
Liabilities
Deposits	$901,781,872	$—	$897,568,108	$—	$897,568,108
Borrowings	209,298,523	—	209,429,217	—	209,429,217
Accrued interest payable	230,057	—	230,057	—	230,057
Derivative financial liability	511,923	—	511,923	—	511,923

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
At March 31, 2013, there were 233,993 split-adjusted options outstanding and exercisable. All options in the plan are fully vested and no additional options were granted in the periods covered. There were 27,888 options exercised in the first quarter of 2013. No options on shares were forfeited in the first quarter of 2012.
Compensation expense related to our restricted stock totaled $163,452 in the first quarter of 2013. Non-vested shares in restricted stock totaled 366,224 at March 31, 2013. These shares, which typically vest over a 60 month period, have remaining vesting periods of between 4 and 57 months with unrecognized remaining compensation expense of $1,348,934. We issued 2,500 shares of restricted stock in the first quarter of 2013. 29,664 shares vested in the first quarter of 2013. Additionally, no shares were forfeited in the first quarter of 2013.
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

Segment information for the three months ended March 31, 2013 and 2012 is shown in the following table.

Selected Financial Information

	Commercial and Other Banking	Mortgage Banking Operations	Inter-segment Eliminations	Total
Three Months Ended March 31, 2013
Income:
Interest income	$11,568,825	$285,045	$—	$11,853,870
Non-interest income	1,539,437	16,165,936	(524,355)	17,181,018
Total operating income	13,108,262	16,450,981	(524,355)	29,034,888
Expenses:
Interest expense	(1,437,682)	—	—	(1,437,682)
Provision for loan losses	—	—	—	—
Personnel expense	(3,423,136)	(11,831,349)	(16,066)	(15,270,551)
Other non-interest expenses	(2,686,115)	(4,444,376)	540,421	(6,590,070)
Total operating expenses	(7,546,933)	(16,275,725)	524,355	(23,298,303)

Income before income taxes	5,561,329	$175,256	$—	$5,736,585
Provision for income taxes	(1,932,649)	$(60,904)	$—	$(1,993,553)
Net income	$3,628,680	$114,352	$—	$3,743,032

Three Months Ended March 31, 2012
Income:
Interest income	$10,791,142	$183,432	$—	$10,974,574
Non-interest income	1,123,398	16,665,970	(393,360)	17,396,008
Total operating income	11,914,540	16,849,402	(393,360)	28,370,582
Expenses:
Interest expense	$(1,467,144)	$—	$—	$(1,467,144)
Provision for loan losses	$(1,930,679)	$—	$—	$(1,930,679)
Personnel expense	$(2,882,048)	$(12,487,957)	$7,286	$(15,362,719)
Other non-interest expenses	$(2,344,240)	$(3,560,925)	$386,074	$(5,519,091)
Total operating expenses	(8,624,111)	(16,048,882)	393,360	(24,279,633)

Income before income taxes	3,290,429	800,520	—	4,090,949
Provision for income taxes	(1,143,373)	(278,168)	—	(1,421,541)
Net income	$2,147,056	$522,352	$—	$2,669,408

Segment Assets
March 31, 2013	$812,928,729	$273,772,014	$(31,725,298)	$1,054,975,445
December 31, 2012	$796,319,227	$456,716,145	$(37,457,219)	$1,215,578,153
NOTE 10. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets with indefinite lives are recorded at cost and are reviewed at least annually for impairment based on evidence of certain impairment indicators. Intangible assets with identifiable lives are amortized over their estimated useful lives. The intangible assets have a weighted-average useful life of one year and five months.

Information concerning goodwill and intangible assets is presented in the following table:

	March 31, 2013	December 31, 2012
Amortizable intangible assets	$1,250,000	$1,250,000
Accumulated amortization—intangible assets	(1,011,904)	(967,261)
Amortizable intangible assets, net	$238,096	$282,739
Goodwill	$775,000	$775,000

Amortization expense for intangible assets totaled $44,643 for each of the three month periods, ending March 31, 2013 and 2012.

Estimated Amortization Expense:
For the remaining months of the year ended 12/31/2013	133,929
For the year ended 12/31/14	104,167
$238,096
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
Our credit exposure, if any, on the interest rate swap is limited to the net favorable value (net of any collateral pledged) and interest payments of the swap by the counter-party. Conversely, when an interest rate swap is in a liability position we are required to post collateral to PNC which is evaluated monthly and adjusted based on the fair value of the hedge on the last day of the month. The fair value of this swap instrument was a liability of $439 thousand at March 31, 2013 for which our collateral requirement was $450 thousand.

NOTE 12. SUBSEQUENT EVENT - COMMON STOCK DIVIDEND
On May 10, 2013 we announced that the Board of Monarch Financial Holdings, Inc., had approved a quarterly common stock cash dividend. The quarterly cash dividend is $0.06 per share for common shareholders of record on May 20, 2013, payable on May 31, 2013.

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
This section should be read in conjunction with the description of our “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

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
Our critical accounting policies are listed below. A summary of our significant accounting policies is set forth in Item 8, Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2012.
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
At March 31, 2013, we changed our methodology for calculating the allowance. See Note 6 of this Form 10-Q for additional information and discussion of the change in methodology.
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
Periodically, we participate in a “mandatory” delivery program for mortgage loans. Under the mandatory delivery system, loans with interest rate locks are paired with the sale of a notional security bearing similar attributes. Interim income or loss on the pairing of the loans and securities is recorded in mortgage banking income on our income statement. In addition, at the time the loan is delivered to an investor, matched securities are repurchased and a gain or loss on the pairing is recorded in mortgage banking income on our income statement. Management has elected to limit our exposure to this form of delivery to $50 million in outstanding loans. We were not participating in the mandatory delivery program at March 31, 2013 or December 31, 2012.
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

RESULTS OF OPERATIONS
Net Income
Our consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, after all significant inter-company transactions have been eliminated. Net income attributable to our non-controlling interests of $285 thousand and $153 thousand, respectively, are deducted for the quarters ended March 31, 2013 and 2012, after the income tax provision, to arrive at net income attributable to Monarch Financial Holdings, Inc. The ensuing references and ratios are related to net income attributable to Monarch Financial Holdings, Inc., (hereon referred to as "net income") after net income attributable to non-controlling interests has been deducted.
Net income for the quarter ended March 31, 2013 was $3.5 million, an increase of $942 thousand or 37.4% over the same quarter in 2012. Basic earnings per share for the first quarter of 2013 and 2012 were $0.37 and $0.30, respectively, while diluted earnings per share were $0.33 and $0.25 for the same periods.
Two important and commonly used measures of profitability are return on assets (net income as a percentage of average total assets) and return on equity (net income as a percentage of average stockholders’ equity). Our annualized return on assets (“ROA”) was 1.27% and 1.10% for the three month periods ended March 31, 2013 and March 31, 2012. Our annualized return on equity (“ROE”) for the first quarter of 2013 and 2012, respectively, was 15.86% and 13.10%.
Growth in net interest income coupled with a zero provision expense were the source of improved profitability in the quarter, providing an additional $2.8 million in earnings. Total non-interest income was down $215 thousand, and non-interest expenses and income tax provision were higher by $979 thousand and $572 thousand, respectively.
Net interest income increased $909 thousand, to $10.4 million in the first quarter of 2013, when compared to $9.5 million in 2012. Non-interest income was $17.2 million in the first quarter of 2013, when compared to $17.4 million one year prior. Non-interest expense was $21.9 million at March 31, 2013 compared to $20.9 million at March 31, 2012.
Our provision for loan losses in first quarter of 2013 was zero compared to $1.9 million for the same period in 2012. Net charge offs in the first quarter of 2013 were $122 thousand compared to $1.4 million in 2012.
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
Net interest income was $10.4 million in the first quarter of 2013, compared to $9.5 million in 2012. Total interest income was $11.9 million compared to $11.0 million in 2012, while total interest expense was $1.4 million compared $1.5 million for the same periods. Increased loan volume was the source of the improvement in interest income, year over year, while lower interest rates were the source of marginal improvement to interest expense. Although asset yield has declined 43 basis points quarter over quarter, to 4.69%, liability costs also declined 12 basis points during the period buffering the impact to the net interest margin.
Quarter over quarter, average earning asset volume increased $164 million when comparing 2013 to 2012. Average growth in our loan portfolios is the primary source of this increase. Our loan portfolio is comprised of two major classifications of loans: loans held for sale and loans held for investment. Average loans held for sale have increased $82 million, quarter over quarter, and average loans held for investment have increased $67 million.
Loans held for sale, which are residential mortgages originated by our mortgage division and sold to investors, earn interest while on our books but at rates lower than our loans held for investment portfolio. Interest income in the first quarter of 2013 on loans held for sale was $2.7 million, a $477 thousand increase over first quarter 2012. The normal holding period for these loans is typically 35 to 45 days. This portfolio is subject to greater fluctuations in outstanding balances due to a combination of market demand, economic conditions and the prevailing mortgage rates. Residential mortgage rates have declined when compared to 2012. The first quarter 2013 yield on our loans held for sale portfolio was 3.51%, 37 basis points below the first quarter 2012.

However, the decline in yield was outpaced by higher production levels in first quarter of 2013 resulting in the higher income reported.
Loans held for investment are commercial, real estate, and consumer loans originated and maintained on the Bank's books. Interest income on our loans held for investment portfolio for the first quarter of 2013 was $9.0 million, compared to $8.6 million in 2012. The yield on loans held for investment declined when compared to prior year. Loans held for investment had a blended yield in the quarter ended March 31, 2013 of 5.50%, 33 basis points below the first quarter of 2012 yield of 5.83%. Market competition has increased for commercial and some real estate loans, driving loan pricing down. This downward pressure was offset by $67 million in portfolio growth. Growth in our loans held for investment portfolio occurred in the commercial, real estate construction and commercial real estate portfolios.
Average securities have increased $6.9 million, quarter over quarter, but a 70 basis point decline in yield has absorbed most of the benefit of that growth. Average dividend-earning restricted equity securities and deposits in other banks have both increased resulting in marginal increases in interest earned. The first quarter 2013 impact of the increase in non-loan assets is an increase in interest income of $48 thousand.
Average interest bearing liabilities outstanding increased $19.9 million in the first quarter of 2013 to $676.0 million. Average money market savings increased $54.5 million, average checking increased $11.4 million and average savings increased $5.2 million. However, the impact of this average growth was minimized due to a $51.1 million decrease in average time deposits. Pricing on all deposit categories has decreased in the first quarter of 2013 compared to 2012, with the greatest decrease in money market savings which has declined 20 basis points from 0.66% to 0.46%.
Average time deposits balances declined $51.1 million, on average and pricing declined 7 basis points. Time deposits include both bank, or core balances, and brokered deposits. Brokered deposits are often utilized to provide funding for our loans held for sale portfolio. These brokered deposits are available through a program called Certificate of Deposit Account Registry Service® (“CDARS”) and through other markets. We utilized CDARS less heavily in the first quarter of 2013 compared to 2012 so the average outstanding CDARs deposit balances declined $34.8 million quarter over quarter. Core time deposits declined $16.3 million. Due to growth in non-interest bearing deposits, we have elected to allow high priced core time deposits to mature without replacement.
Average borrowings increased $88.8 million to $123.3 million in the first quarter of 2013 compared to 2012 and borrowing costs declined 82 basis points to 1.34%. The majority of funding for our loans held for sale portfolio is either provided through CDARs deposits or through Federal Home Loan Bank ("FHLB") borrowings. In the first quarter of 2013, we relied on FHLB borrowings rather than CDARs. This was a continuation of our 4th quarter 2012 funding strategy because the loans held for sale pipeline had grown to a level that funding by CDARs would have created internal policy exceptions.
For analytical purposes, net interest income is adjusted to a taxable equivalent basis to recognize the income tax savings on tax-exempt assets, such as bank owned life insurance (“BOLI”) and state and municipal securities. A tax rate of 35% was used in 2013 and 34% was used in 2012 when adjusting interest on BOLI, tax-exempt securities and loans to a fully taxable equivalent basis. The difference between rates earned on interest-earning assets (with an adjustment made to tax-exempt income to provide comparability with taxable income, i.e. the “FTE” adjustment) and the cost of the supporting funds is measured by net interest margin.
Our net interest rate spread on a tax-equivalent basis decreased 31 basis points to 3.96% for first quarter of 2013, when compared to the same period in 2012. Our net interest margin for the first quarter of 2013 was 4.12%. This represents a decline of 32 basis points from 4.44% in 2012.
Bank Owned Life Insurance (BOLI) has been included in interest earning assets. We purchased $6.0 million in BOLI during the fourth quarter of 2005. The income on BOLI is not subject to federal income tax, giving it a tax-effective yield of 5.03% for 2013 compared to 5.36% in 2012.
In July 2006, we increased capital through the issuance of $10,000,000 in trust preferred securities. These securities are treated as subordinated debt and have been included in borrowings. The cost on trust preferred securities is fixed at 4.86%. In June 2012, we added a short term holding company loan from PNC Bank for $5.0 million. The current 6 month term on this line, began December 19, 2012 and maturing June 7, 2013, carrying a rate of 2.51%. This line, which qualifies as Tier 1 capital for the Bank, is carried in short term borrowings.
The following tables set forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and the related income, expense and corresponding weighted average yields and costs.

The following is an analysis of net interest income, on a taxable equivalent basis.

NET INTEREST INCOME ANALYSIS

	For Three Months Period Ended March 31, 2013			For Three Months Period Ended March 31, 2012
	Average Balance	Income/ Expense	Yield Rate (1)	Average Balance	Income/ Expense	Yield Rate (1)
ASSETS
Securities, at amortized cost (2)	$15,922,802	$62,824	1.60%	$9,005,526	$51,248	2.29%
Loans, held for investment, net	662,207,166	8,974,994	5.50%	595,439,344	8,624,403	5.83%
Loans, held for sale	316,188,868	2,733,572	3.51%	234,184,783	2,256,633	3.88%
Federal funds sold	8,739,778	5,158	0.24%	9,699,870	6,259	0.26%
Dividend-earning restricted equity securities	8,533,998	74,435	3.54%	7,116,366	37,500	2.12%
Deposits in other banks (5)	15,042,712	8,142	0.22%	7,417,947	3,548	0.19%
Bank owned life insurance (2)	7,202,730	89,357	5.03%	6,977,129	92,927	5.36%
Total earning assets	1,033,838,054	11,948,482	4.69%	869,840,965	11,072,518	5.12%
Less: Allowance for loan losses	(11,024,494)			(9,722,090)
Nonperforming loans	3,334,601			5,842,680
Total non-earning assets	79,785,275			57,369,180
Total assets	$1,105,933,436			$923,330,735
LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$50,723,637	$26,404	0.21%	$39,336,759	$22,367	0.23%
Regular savings	22,653,534	23,900	0.43%	17,452,718	20,632	0.48%
Money market savings	337,167,462	382,538	0.46%	282,701,509	467,253	0.66%
Time deposits	265,423,056	596,620	0.91%	316,560,600	771,535	0.98%
Total interest-bearing deposits	675,967,689	1,029,462	0.62%	656,051,586	1,281,787	0.79%
Borrowings	123,291,450	408,220	1.34%	34,453,578	185,357	2.16%
Total interest-bearing liabilities	799,259,139	$1,437,682	0.73%	690,505,164	$1,467,144	0.85%
Non-interest-bearing liabilities
Demand deposits	189,179,604			137,627,886
Other non-interest-bearing liabilities	29,064,279			17,947,014
Total liabilities	1,017,503,022			846,080,064
Stockholders’ equity	88,430,414			77,250,671
Total liabilities and stockholders’ equity	$1,105,933,436			$923,330,735
Net interest income (2)		$10,510,800			$9,605,374
Interest rate spread (2)(3)			3.96%			4.27%
Net interest margin (2)(4)			4.12%			4.44%

(1)	Yields are annualized and based on average daily balances.

(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 35%, with a $36,302 adjustment for 2013 and a federal tax rate of 34%, with a $36,612 adjustment for 2012.

(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.

(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

(5)	2012 average balance has been increased $6,058,974 for Federal Reserve balances that were excluded in error. The impact is a 3 basis point reduction in net interest margin.

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
RECONCILIATION OF NET INTEREST INCOME
TO TAX EQUIVALENT INTEREST INCOME

Non-GAAP	For the Three Months Ended March 31,
	2013	2012
Interest income:
Total interest income	$11,853,870	$10,974,574
Bank owned life insurance	58,082	61,332
Tax equivalent adjustment (35% tax rate)
Bank owned life insurance	31,275	31,595
Municipal securities	5,255	5,017
Adjusted income on earning assets	11,948,482	11,072,518
Interest expense:
Total interest expense	1,437,682	1,467,144
Net interest income—adjusted	$10,510,800	$9,605,374

Net interest income increased approximately $905 thousand in the first quarter of 2013 compared to 2012. Interest income, which grew $875 thousand quarter over quarter, was the primary source of the increase and interest income on loans was the driver. Additional income was in the form of a $29 thousand reduction in interest expense. Average outstanding balances, rather than ending balances, are a more critical aspect when evaluating the components of interest margin. Quarter over quarter, the average balance of our loans held for investment portfolio has increased $67 million while ending balances increased $94 million. Average growth in our loans held for sale portfolio was $82 million, despite a period end decline of $722 thousand.
Changes in Net Interest Income (Rate/Volume Analysis)
Net interest income is the product of the volume of average earning assets and the average rates earned, less the volume of average interest-bearing liabilities and the average rates paid. The portion of change relating to both rate and volume is allocated to each of the rate and volume changes based on the relative change in each category.
As stated previously, increased loan volume was the source of the increase in interest income. Loan growth provided an additional $1.7 million in income which was reduced by $879 thousand due to reduced rates. Average time deposits declined $51 million, despite a month end increase. This reduction in average volume reduced interest expense $118 thousand, while lower rates across the board contributed $225 thousand in savings. Increased borrowings absorbed much of the savings in interest expense for a net interest savings of $29 thousand.
The following table analyzes the changes in both rate and volume components of net interest income on a tax equivalent basis.

RATE / VOLUME ANALYSIS
(in thousands)

	For the Three Months Ended March 31,
	2013 vs. 2012
	Interest Increase (Decrease)	Change Attributable to
		Rate	Volume
Interest income
Loans:
Commercial	$251	$(459)	$710
Real Estate	142	(129)	271
Consumer	(42)	(41)	(1)
Loans held for sale	477	(250)	727
Total loans	828	(879)	1,707
Securities:
Federal agencies	9	(7)	16
Mortgage-backed	1	(2)	3
Municipal Securities	2	(3)	5
Other securities	—	—	—
Total securities	12	(12)	24
Federal funds sold	(1)	—	(1)
Dividend-earning restricted equity securities	36	27	9
Deposits in other banks	5	1	4
Bank owned life insurance	(4)	(7)	3
Total interest income	$876	$(870)	$1,746

Interest expense
Deposits:
Demand	$4	(2)	6
Money market	(84)	(163)	79
Savings	3	(3)	6
Time	(175)	(57)	(118)
Total deposits	(252)	(225)	(27)
Borrowings	223	(95)	318
Total interest expense	(29)	(320)	291
Net interest income	$905	$(550)	$1,455

Non-Interest Income
Non-interest income was $17.2 million in the first quarter of 2013, a $215 thousand or 1.2% decline from the first quarter of 2012. Mortgage banking income, which was $418 thousand less than one year prior is the primary source of this reduction. Non-interest income is broken out into more detail in the following table.

NON-INTEREST INCOME

	For the Three Months Ended March 31,
	2013	2012
Mortgage banking income	$16,165,936	$16,584,211
Service charges and fees	451,154	414,051
Title company income	254,351	114,258
Bank owned life insurance income	58,082	61,332
Investment and insurance commissions	206,936	46,512
Other	44,559	175,644
	$17,181,018	$17,396,008

Mortgage banking income represents fees from originating and selling residential mortgage loans as well as commercial mortgages through Monarch Mortgage and our wholly owned commercial mortgage banking subsidiary, Monarch Capital, LLC. Although Monarch Mortgage closed a greater number of loans in the first quarter of 2013 compared to 2012, the income driver is the dollar volume in loans, which were lower. There were 2,034 loans closed in the first quarter of 2013 compared to 1,991 in 2012. In dollars, Monarch Mortgage closed $542.2 million in the first quarter of 2013 compared to $547.2 million one year prior. Purchased volume was 43% in 2013 compared to 39% in 2012. The average closed loan amount remains in the mid to upper $200 thousand range.
Service charges and fees on deposit accounts increased $37 thousand in the first quarter of 2013 compared to 2012. The primary components of service charges and fees are non-sufficient fund and overdraft fees and ATM transaction fees. This growth is attributable to deposit growth, year over year. We have an agreement with a third-party vendor to brand ATMs in Food Lion grocery stores in southeast Virginia and northeast North Carolina. In return for supplying the cash for the machines and paying the machines’ cash servicing fees, we receive a portion of the transaction surcharge, and our customers can withdraw cash from the machines without a fee or transaction surcharge. We have 13 ATMs located at our banking center sites. Combined with our third-party vendor relationship, our network includes 56 active branded ATMs.
Through Monarch Investment, LLC, we own a 75% interest in a title company, Real Estate Security Agency, LLC (RESA), which is being treated as a consolidated entity for accounting purposes. RESA income increased $140 thousand in 2013 compared to 2012. Higher production levels and company expansion were contributing factors in income growth.
BOLI is included in the net interest income calculation for yield analysis. We purchased $6.0 million in BOLI during the fourth quarter of 2005. The income from BOLI, which is not subject to tax, decreased $3 thousand in the first quarter of 2013 compared to 2012. The tax-effective income earnings were $89 thousand in the first quarter of 2013 compared to $93 thousand in 2012. The extended low rate environment has impacted earnings on BOLI.
Investment and insurance income increased $160 thousand in the first quarter of 2013 compared to 2012 due to the addition of Monarch Bank Private Wealth ("MBPW") in the third quarter of 2012.

Non-interest Expense
The following table summarizes our non-interest expense for the periods indicated:

NON-INTEREST EXPENSE

	For the Three Months Ended March 31,
	2013	2012
Salaries and employee benefits	$8,205,075	$6,630,518
Commissions and incentives	7,065,476	8,732,201
Loan expense	1,830,437	1,615,131
Occupancy expenses, net of rental income	1,209,176	1,076,448
Furniture and equipment expense	657,342	522,633
Marketing expense	512,958	410,291
Data processing services	400,958	345,990
Professional fees	287,089	219,113
Telephone	254,924	213,742
FDIC Insurance	174,675	181,771
Stationery and supplies	168,110	153,919
Virginia Franchise Tax	143,852	146,212
Postage and shipping	159,791	138,929
Travel expense	76,979	71,667
ATM expense	71,376	62,983
Amortization of intangibles	44,643	44,643
Insurance expense	52,665	42,479
Title expense	36,729	13,358
Other real estate expense	1,104	5,779
Rental income, other real estate	—	(4,103)
Income on sale of other real estate, net	—	(99,109)
Other	507,262	357,215
	$21,860,621	$20,881,810
Total non-interest expenses increased $979 thousand in the first quarter of 2013 compared to 2012. Net overhead expense, which is the difference between non-interest income and non-interest expense, increased $1.2 million in 2013 compared to 2012.
Employee compensation; in the form of salaries, benefits, commissions and incentives, represent approximately 70% of non-interest expense in 2013 compared to 74% in 2012. Our full time equivalent employees, at March 31, 2013 totaled 643 compared to 585 in 2012. Salaries and benefits continue to grow, increasing $1.6 million or 23.7% in the first quarter of 2013 compared to 2012. However, lower mortgage production resulted in a decrease in commissions and incentives of $1.7 million or 19.1% in the same period. Additional compliance requirements, the addition of MBPW and growth related expansion in the Bank’s sales team and banking staff have added to compensation expense, and higher loan origination expense.
We continue to reposition and expand our operations to enable us to better serve our clients. We relocated our Monarch Mortgage headquarters and Oceanfront branch in March 2013. We opened a mortgage and commercial lending office in Newport News in January 2013. We opened a new full service branch and added MBPW in Williamsburg, Virginia in August 2012 and a new full service branch in Suffolk, Virginia in May 2012. Costs associated with occupancy expense have increased due to Company growth. Marketing expense has increased as a result of an ongoing advertising campaign aimed at gaining greater recognition in the market. As part of our marketing campaign, we continued the sponsorship of a third “Top Flight” award aimed at recognizing small businesses in 2013.
We only have one property in other real estate at March 31, 2013. This property was moved into other real estate in 2013. There were no properties in other real estate at December 31, 2013. Four properties in other real estate were sold during the first quarter of 2012 for a net gain of $99 thousand. Expenses related to the maintenance and sale of other real estate were $1 thousand and $6 thousand in the first quarter of 2013 and 2012, respectively.
The following summary identifies, in descending order, non-interest expenses with the most significant quarter-over-quarter increase.

	Increase For the Three Months Ended March 31, 2013
	Dollars	Percentage
Salaries and employee benefits	$1,574,557	23.7%
Loan expense	215,306	13.3%
Occupancy expense	132,728	12.3%
Furniture and equipment expense	134,709	25.8%
Marketing expense	102,667	25.0%
Income Taxes
Our federal income tax provision was $2.0 million in the first quarter of 2013 compared to $1.4 million in 2012. State income tax provision for the states of Maryland, North Carolina and South Carolina totaled $128.6 thousand and $105.8 thousand in the first quarter of 2013 and 2012, respectively.
BOLI income and certain municipal securities are not subject to federal income tax. In the first quarter of 2013 and 2012 tax exempt income of $67.8 thousand and $71 thousand, respectively, were included in income.
The table below presents a summary of income taxes and the effective tax rate for quarter ended March 31, 2013 and 2012.

Income Tax Summary
	For the Three Months Ended March 31,
	2013	2012
Income tax provision	$1,993,553	$1,421,541
Less: state tax provision	128,553	105,841
Federal tax provision	$1,865,000	$1,315,700

Net income before tax	$5,736,585	$4,090,949
Federal tax free income:
BOLI	58,082	61,332
Municipal securities	9,759	9,739
Federal taxable income	$5,668,744	$4,019,878

Effective federal tax rate	32.9%	32.7%

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
GENERAL
Total assets were $1.1 billion at March 31, 2013, a $160.6 million or 13.2% decrease compared to assets of $1.2 billion at December 31, 2012. Our loans held for sale portfolio declined $176.6 million or 42.1% at March 31, 2013. Total cash and cash equivalents decreased $4.3 million or 7.5% and restricted equity securities declined $8.6 million or 69.4%. Loans held for investment, net, increased $31.4 million or 4.7%. Investment securities increased $1.9 million or 12.7%. One property valued at $95 thousand was moved into other real estate owned.
Our loans held for sale portfolio represents mortgage loans that have been closed and are awaiting investor funding. A majority of our mortgage loans are pre-sold. These loans typically remain on our books for thirty-five to forty-five days. Outstanding balances, which are dependent on the current mortgage market, the timing of closings, and investor turn around, may fluctuate significantly between periods. Our December 31, 2012 balance was at a record high due to heavy production coupled with investor back log. The current level is consistent with production. Investor back log has improved significantly.
Commercial loans, real estate construction and commercial real estate loans have been the source of the majority of growth in our loans held for investment portfolio, contributing an additional $35.8 million. This growth has been partially offset by $4.81 million in net payouts on real estate 1-4 family, home equity lines and multifamily loans.
Cash and cash equivalents, which fluctuate daily based on our liquidity levels and mortgage settlement activity, declined $22.5 million in cash and due from banks, while interest bearing bank balances and federal funds sold increased $18.1 million. Investment securities increased $1.9 million due to security purchases. Restricted equity securities include stock in the Federal Reserve, Federal Home Loan Bank and other bankers' banks. The level of stock we retain is subject to evaluation by the various entities and may result in a periodic increase or decrease in share level. Our stock in the Federal Home Loan Bank is impacted by our borrowings which have declined significantly since year end 2012.
Total liabilities were $962.6 million at March 31, 2013, a decrease of $164.0 million or 14.6% over December 31, 2012 liabilities of $1.1 billion. Total deposits, which are our primary liability source, increased $29.7 million or 3.3% to $931.5 million at March 31, 2013 compared to $901.8 million at year-end 2012. Total borrowings decreased $193.0 million at March 31, 2013, a 92.2% decrease compared to $209.3 million at December 31, 2012.
Non-interest bearing demand deposits increased $11.2 million, or 5.9% over December 31, 2012 to $201.3 million. Time deposits increased $28.9 million to $317.2 million and savings deposits increased $1.5 million to $23.6 million at March 31, 2013. Interest bearing demand accounts declined $8.3 million and money market deposits decreased $3.6 million when compared to December 31, 2012.
Our non-interest bearing deposits represent roughly 21.6% and 21.1% of our total deposits at March 31, 2013 and December 31, 2012, respectively. Commercial and small business checking accounts comprise the largest percentage of non-interest bearing demand deposits. At March 1, 2013, commercial checking accounts, at $108.6 million were 54% and small business checking accounts, at $63.6 million were 32% of non-interest bearing demand. We are primarily a business bank and, as such, have focused our efforts on obtaining company operating accounts, which are demand deposit accounts. Attorney escrow accounts represented 8.2% of non-interest bearing deposits at March 31, 2013 and increased $2.1 million over December 31, 2012. Escrow accounts ordinarily house real estate funds, which makes them sensitive to the growth within the real estate market. Our focus on the business sector, coupled with the growth in business operating accounts, has resulted in continued growth in demand deposits. Public deposit checking increased $4.3 million in the first quarter to $4.9 million.
On December 31, 2012, unlimited FDIC insurance on non-interest bearing accounts under the FDIC's Temporary Liquidity Guarantee ("TAG")Program expired and the insured deposit level dropped to $250 thousand. Leading up to the expiration, we monitored our client accounts. Our sales team met with clients to determine their sensitivity to the exposure created by the decrease in insurance coverage and assisted them in their account structure for maximum coverage. The expiration of TAG had a limited effect on our client base.
Interest bearing deposits declined $8.3 million, primarily in personal accounts, since year end December 31, 2012. Interest bearing demand deposits represent 7.8% of interest bearing deposits. Balances at December 31, 2012 were at a record high of $65.4 million, more that $20.0 million higher than the first three quarter ends in 2012. During those three quarters, period end balances ranged from $40.8 to $43.2 million, indicating that the current quarter end is in line with the growth trend.
Money market and time deposits ("CDs") represent roughly 88.9% and savings deposits represent roughly 3.2%, of interest bearing deposits. Money market deposits, which were $332.3 million at March 31, 2013, have declined $3.6 million since December 31, 2012. Brokered money market deposit accounts included in our money market totals at both March 31, 2013 and December 31, 2012 declined $3.8 million in the quarter. Excluding these accounts, non-brokered money market balances were level with year end 2012. We are managing money market account growth through pricing of our multi-tiered money market product, while keeping rates attractive and highly competitive in the market. Our current economic environment is still volatile enough to keep many “would be” market investors looking to the safety of insured bank deposits. Money market accounts are the most suitable product for these individuals because rates are higher than demand and savings accounts but they have withdrawal features more flexible than CDs. Therefore, our money market balances may be adversely impacted in the future when the economy is more stable and investors return to the stock market and higher, but riskier, rate alternatives.

Outstanding CDs grew $28.9 million to $317.2 million in the first quarter of 2013. Included in CDs are brokered CDs which are used along with our brokered money market accounts and Federal Home Loan Bank ("FHLB") borrowings to fund our loans held for sale portfolio. The majority of these brokered CDs are Certificate of Deposit Account Registry Service® (“CDARS”), which are typically short term, with maturities of between 4 and 13 weeks. CDARs deposits increased $35.0 million in the first quarter of 2013. At March 31, 2013 $134.6 million of the $139.8 million in brokered CDs were CDARS. At December 31, 2012 $104.6 million of the $109.9 million in brokered CDs were CDARs. Our FHLB borrowing declined $193.0 million during the first quarter of 2013 but our loans held for sale portfolio only declined $176.6 million. CDARs were utilized to cover the gap in funding. The short term nature of CDARS allow us to respond quickly to funding fluctuations in our loans held for sale portfolio, thereby minimizing their impact on liquidity and funds management. Our remaining CD portfolio has continued to decline, by design. CD shoppers typically expect a combination of higher interest rates and longer balance lock periods. With rates expected to remain low for an extended period, we have focused on relationship pricing for CDs. Non- clients receive lower rates for CDs than existing clients, thereby encouraging relationships which are beneficial to both the Bank and our clients.
We utilize brokered deposits and borrowings to fund our loans held for sale portfolio. Excluding brokered deposits, our remaining deposits totaled $749.5 million at March 31, 2013 and $757.4 million at December 31, 2012 for a loans held for investment to deposit ratio of 92.4% and 87.3% for the same periods, respectively.
Stockholders’ equity was $92.3 million at March 31, 2013, compared to $88.9 million at December 31, 2012. Components of the increase in stockholders’ equity include net income of $3.7 million, decrease in unrealized losses in other comprehensive income of $26 thousand, stock based compensation expense totaling $163 thousand, exercised stock options $147 thousand, common stock dividend payments of $454 thousand, common stock issued through dividend reinvestment of $55 thousand and distributions to non-controlling interests of $281 thousand.

Loans Held for Investment
Our lending activities are our principal source of income. Loans held for investment, net of unearned income, grew $31.3 million or 4.7% in the first quarter of 2013. Our allowance for loan losses declined $122 thousand and our net charge offs were $122 thousand for the quarter.
The following table provides a breakdown, by segment of our loans held for investment at March 31, 2013 and December 31, 2012.
LOANS HELD FOR INVESTMENT

	March 31, 2013	December 31, 2012
Commercial	$107,279,727	$91,803,951
Real estate
Construction	165,073,194	154,297,386
Residential (1-4 family)	90,869,300	92,497,460
Home equity lines	69,111,509	71,491,139
Multifamily	19,284,532	20,032,586
Commercial	237,394,572	227,813,983
Real estate subtotal	581,733,107	566,132,554
Consumers
Consumer and installment loans	3,031,907	3,025,471
Overdraft protection loans	75,448	49,716
Loans to individuals subtotal	3,107,355	3,075,187
Total gross loans	692,120,189	661,011,692
Unamortized loan costs, net of deferred fees	290,279	82,470
Loans held for investment, net of unearned income	692,410,468	661,094,162
Allowance for loan losses	(10,788,281)	(10,910,000)
Total net loans	$681,622,187	$650,184,162
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
To determine the total allowance for loan losses, we estimate the reserves needed by analyzing loans on both, a pooled basis and individually. Our allowance for loan losses consists of amounts applicable to the following three loan types: commercial, real estate, and consumer. In addition, loans within these types are evaluated as a group or on an individual or relationship basis and assigned a risk grade based on the underlying characteristics. At March 31, 2013 loans are pooled by loan segment with loan type and losses modeled utilizing historical experience by segment, other known and inherent risks, and quantitative techniques which management has determined fit the characteristics of the loan type or segment within that type. This represents a change in methodology from December 31, 2012 when loans were pooled by risk grade within the portfolio, and losses were modeled utilizing metrics such as the risk rating, historical experience, other known and inherent risks, and quantitative techniques which management had determined fit the characteristics of a loan type or segment within that type. We recognized that certain weaknesses existed in the old methodology with regard to potential loss recognition. The pooling method utilized for loans with satisfactory risk grades did not take into account losses by loan type. We believe the change in methodology will allow us to more accurately identify and model the risks within our portfolio because it is more closely tied to our prior loss history. We have also increased our moving average historical loss "look back" period from three years to four because we feel that the longer period is more indicative of the loss currently remaining in our loan portfolio.

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
5 Acceptable with care
The following is a breakdown between pass and watch list loans at March 31, 2013 and December 31, 2012. There were no loans risk graded Doubtful (8) or Loss (9) included in our portfolio at March 31, 2013 or December 31, 2012.

PASS AND WATCH LIST LOANS

	March 31, 2013
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$102,707,457	$1,715,070	$2,857,200	107,279,727	3.56
Real estate
Construction	149,380,526	2,130,747	13,561,921	165,073,194	3.95
Residential (1-4 family)	82,486,707	2,903,754	5,478,839	90,869,300	4.24
Home equity lines	67,845,778	239,544	1,026,187	69,111,509	4.10
Multifamily	17,804,156	49,229	1,431,147	19,284,532	4.14
Commercial	229,953,450	1,794,989	5,646,133	237,394,572	3.89
Real estate subtotal	547,470,617	7,118,263	27,144,227	581,733,107	4.00
Consumers
Consumer and installment loans	3,019,986	—	11,921	3,031,907	4.03
Overdraft protection loans	75,406	—	42	75,448	4.34
Loans to individuals subtotal	3,095,392	—	11,963	3,107,355	4.04
Total gross loans	$653,273,466	$8,833,333	$30,013,390	692,120,189	3.93

	December 31, 2012
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$87,322,926	$1,607,857	$2,873,168	$91,803,951	3.72
Real estate
Construction	139,899,273	5,779,104	8,619,009	154,297,386	3.99
Residential (1-4 family)	83,633,577	2,776,659	6,087,224	92,497,460	4.27
Home equity lines	69,908,614	240,209	1,342,316	71,491,139	4.11
Multifamily	17,763,961	50,000	2,218,625	20,032,586	4.17
Commercial	220,153,680	1,828,487	5,831,816	227,813,983	3.97
Real estate subtotal	531,359,105	10,674,459	24,098,990	566,132,554	4.05
Consumers
Consumer and installment loans	2,883,660	—	141,811	3,025,471	4.16
Overdraft protection loans	49,695	—	21	49,716	4.21
Loans to individuals subtotal	2,933,355	—	141,832	3,075,187	4.16
Total gross loans	$621,615,386	$12,282,316	$27,113,990	$661,011,692	4.00
Additional regulatory guidance with regard to the specifications of the special mention (6) risk grade, stipulates that loans with this risk grade be treated as transitory and should not remain special mention for more than one year. We continue to monitor and evaluate loans in our special mention risk grade on a monthly basis.
We evaluate the collectability of both principal and interest when assessing the need for a loss accrual. (For additional discussion on this evaluation refer to Note 1 and Note 3 of our 2012 Annual Report on Form10-K.)
This evaluation includes, but is not limited to, the application of a loss factor which is arrived at by using a four-year moving average “look back” at our historical losses. This loss factor is multiplied by the outstanding principal of loans not individually evaluated for impairment to arrive at an overall loss estimate. Environmental factors may also be applied to a class or classes of loans based on management’s subjective evaluation of such conditions as credit quality trends, collateral values, portfolio concentrations, specific industry conditions in the regional economy, regulatory examination results, external audit and loan review findings, recent loss experiences in particular portfolio classes, etc... Any unallocated portion of the allowance for loan losses reflects management’s attempt to ensure that the overall reserve appropriately reflects a margin for the imprecision necessarily inherent in estimates of credit losses.
The allowance is subject to regulatory examinations and determination as to adequacy. This examination may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.
During the quarter ended March 31, 2013, we recorded $0 in provision for loan losses compared to $1,930,679 for the same period in 2012. Based on the current economic environment and the composition of our loan portfolio, the level of our charged-off loans combined with our peer bank loss experience, we considered this provision to be a prudent allocation of funds for our loan loss allowance.
Loans charged off during first quarter of 2013 totaled $554,084 compared to $1,494,020 for the same period in 2012. Recoveries totaled $432,365 in the first quarter of 2013 compared to $33,341 for the same period in 2012. The ratio of net charge-offs to average outstanding loans for the first quarter of 2013 was 0.02% compared to 0.25% in 2012. A total of $494,941 in specific reserves were included in our December 31, 2012 loan loss allowance for loans charged off in the first three months of 2013. Specific reserves totaling $1,275,582 were included in our December 31, 2011 loan loss allowance for loans charged off in the first three months of 2012.
In the first three months of 2013, approximately $531 thousand in loans charged off were related to residential properties, with the remaining $23 thousand related to consumer losses. In the first three months of 2012, approximately $300 thousand in loans charged off were related to failed real estate projects, $1.1 million were related to failed business activities and the remaining $144 thousand were related to residential properties.
The allowance for loan losses totaled $10,788,281 at March 31, 2013, a decrease of $121,719 from December 31, 2012. The ratio of the allowance to loans held for investment, less unearned income, was 1.56% at March 31, 2013, and 1.65% at December 31, 2012. We believe that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in our loan portfolio at March 31, 2013. The allowance to loans ratio is supported by the level of non-performing loans, the seasoning of the loan portfolio, and the experience of the lending staff in the market.

 LOAN LOSS ALLOWANCE AND LOSS EXPERIENCE

	For the Three Months Ended March 31,
	2013	2012
Balance, beginning of period	$10,910,000	$9,930,000
Loans charged-off
Commercial	—	(49,887)
Real estate
Construction	—	(300,000)
Residential (1-4 family)	(57,000)	(1,000,000)
Home equity lines	(473,909)	(144,133)
Multifamily	—	—
Commercial	—	—
Consumers
Consumer and installment loans	(22,759)	—
Overdraft protection loans	(416)	—
Loans charged-off total	(554,084)	(1,494,020)
Recoveries
Commercial	296,484	10,836
Real estate
Construction	61,479	568
Residential (1-4 family)	5,902	6,445
Home equity lines	47,892	14,698
Multifamily	—	—
Commercial	20,000	—
Consumers
Consumer and installment loans	587	614
Overdraft protection loans	21	180
Loan recoveries total	432,365	33,341
Net Charge Offs	(121,719)	(1,460,679)
Provisions charged to operations	—	1,930,679
Balance, end of period	$10,788,281	$10,400,000
A summary of our allowance as of March 31, 2013 and December 31, 2012 by segment is as follows:

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	March 31, 2013
	Amount	Percentage of loans in each category to total loans
Commercial	$1,572,051	15.5%
Real estate
Construction	2,451,633	23.9%
Residential (1-4 family)	2,288,500	13.1%
Home equity lines	2,232,686	10.0%
Multifamily	154,132	2.8%
Commercial	1,144,628	34.3%
Consumers
Consumer and installment loans	16,609	0.4%
Overdraft protection loans	178	—%
Unallocated	927,864
	$10,788,281	100.0%
Total loans held for investment outstanding *	$692,410,468
Ratio of allowance for loan losses to total loans held for investment	1.56%

	December 31, 2012
	Amount	Percentage of loans in each category to total loans
Commercial	$1,749,641	13.9%
Real estate
Construction	2,360,707	23.3%
Residential (1-4 family)	1,545,315	14.0%
Home equity lines	1,402,448	10.8%
Multifamily	290,532	3.0%
Commercial	2,882,398	34.5%
Consumers
Consumer and installment loans	55,192	0.5%
Overdraft protection loans	501	—%
Unallocated	623,266
	$10,910,000	100.0%
Total loans held for investment outstanding *	$661,094,162
Ratio of allowance for loan losses to total loans held for investment	1.65%

*	Total loans held for investment outstanding includes unamortized loan costs, net of deferred fees of $290,279 at March 31, 2013 and $82,470 at December 31, 2012.

The unallocated portion of the allowance for loan losses increased between December 31, 2012 and March 31, 2013 by approximately $305 thousand. The ratio of allowance for loan losses to total loans held for investment was 1.56% at March 31, 2013 compared to 1.65% at December 31, 2012. We believe the increase in the unallocated portion of the allowance is warranted until the changes in our model have been fully vetted. We have recorded steady loan growth in the past few years when many banks were shrinking their portfolios so there is also a higher level of unseasoned loans in our portfolio. Although our actual loss history has declined in the past two years, there is still a higher level of uncertainty surrounding the state of the economy.
We have also adjusted one of our environmental factors as a result of current federal spending cuts. The Federal Reserve Open Market Committee has stated that these cuts, commonly referred to as "sequestration", are working against monetary policy and "restraining economic growth". With several major military installations in our footprint, numerous military contractors, and a level of reliance in the area on the economic contribution to the community by our military, the potential impact to the local economy of Sequestration remains a concern. We have therefore increased the level of this environmental factor in our allowance calculation.

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
Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings. Non-performing assets at March 31, 2013 and December 31, 2012 are presented below.

NON-PERFORMING ASSETS

	Non-Performing Loans
	Over 90 Days and Accruing	Nonaccrual Loans	Accruing Restructured Loans	Total Non-Performing Loans	Other Real Estate Owned	Total Non-Performing Assets

March 31, 2013
Commercial	$102,222	$617,394	$—	$719,616	$—	$719,616
Real estate
Construction	—	1,006,779	—	1,006,779	—	1,006,779
Residential (1-4 family)	248,816	855,881	78,923	1,183,620	—	1,183,620
Home equity lines	—	578,320	—	578,320	—	578,320
Multifamily	—	—	—	—	—	—
Commercial	—	—	—	—	95,074	95,074
Consumers
Consumer and installment loans	—	11,921	—	11,921	—	11,921
Overdraft protection loans	—	—	—	—	—	—
Total	$351,038	$3,070,295	$78,923	$3,500,256	$95,074	$3,595,330

December 31, 2012
Commercial	$—	$617,394	$—	$617,394	$—	$617,394
Real estate
Construction	—	1,028,188	—	1,028,188	—	1,028,188
Residential (1-4 family)	—	930,883	83,912	1,014,795	—	1,014,795
Home equity lines	—	586,239	—	586,239	—	586,239
Multifamily	—	—	—	—	—	—
Commercial	152,880	95,074	—	247,954	—	247,954
Consumers
Consumer and installment loans	—	141,811	—	141,811	—	141,811
Overdraft protection loans	—	—	—	—	—	—
Total	$152,880	$3,399,589	$83,912	$3,636,381	$—	$3,636,381

	March 31, 2013	December 31, 2012
Asset Quality Ratios:
Nonperforming loans to period end loans	0.51%	0.55%
Nonperforming assets to period end assets	0.34%	0.30%
Allowance for loan losses to nonperforming loans	308.21%	300.02%
Restructured loans are loans for which it has been determined the borrower will not be able to perform under the original terms of the loan agreement and a concession has been made to those terms that would not otherwise have been considered. If the value of a restructured loan is determined to be less than the recorded investment in the loan, a valuation allowance is created with a corresponding charge-off and any collection of interest and principal are recorded as recoveries to the allowance for loan losses until all charged-off balances are fully recovered. Measurement of the value of a restructured loan is generally based on the present value of expected future cash flows discounted at the loan’s effective interest rate, unless in the case of collateral-dependent loans, the observable market price, or the fair value of the collateral can be readily determined. Restructured loans are reevaluated periodically and additional adjustments to the carrying value may be made. In addition, if it is determined the borrower is unable to perform under the modified terms, further steps, such as a full charge-off or foreclosure may be taken. We did not have any commitments to lend additional funds on restructured loans at March 31, 2013 or December 31, 2012.

TROUBLED DEBT RESTRUCTURING

	Commercial	Residential 1-4 Family	Total

March 31, 2013
Balance beginning of the period	$617,394	$83,912	$701,306
Investment in restructured loans
Additions (payments received) during the period	—	(4,989)	(4,989)
Charge-off during the period	—	—	—
Moved to other real estate	—	—	—
Valuation allowance for restructured loans included in charged-off loans	—	—	—
Additions during the period	—	—	—
Restructured loans included in impaired loans end of the period	$617,394	$78,923	$696,317

December 31, 2012
Balance beginning of the period	$632,670	$103,189	$735,859
Investment in restructured loans
Additions (payments received) during the period	(15,276)	(19,277)	(34,553)
Charge-off during the period	—	—	—
Moved to other real estate	—	—	—
Valuation allowance for restructured loans included in charged-off loans	—	—	—
Additions during the period	—	—	—
Restructured loans included in impaired loans end of the period	$617,394	$83,912	$701,306

Recoveries of charged-off balance
March 31, 2013	$—	$—	$—
December 31, 2012	$—	$—	$—
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

OTHER REAL ESTATE

	March 31, 2013
	Balance	Number
January 1,	$—	—
Balance moved into other real estate	95,074	1
	95,074	1
Write down of property charged to operations	—
Payments received after foreclosure	—
Properties sold	—	—
Balance March 31, 2013	$95,074	1
Gross gains of sale of other real estate	$—
Gross losses on sale of other real estate	—
Write down of property charged to operations	—
Rental income, other real estate	—
Other real estate expense	(1,104)
Foreclosed property (expense) income	$(1,104)

	December 31, 2012
	Balance	Number
January 1,	$3,368,700	6
Balance moved into other real estate	725,075	3
	4,093,775	9
Write down of property charged to operations	(592,575)
Payments received after foreclosure	—
Properties sold	(3,501,200)	(9)
Balance December 31, 2011	$—	—
Gross gains of sale of other real estate	$186,744
Gross losses on sale of other real estate	(34,788)
Write down of property charged to operations	(592,575)
Rental income, other real estate	10,030
Other real estate expense	(72,080)
Foreclosed property (expense) income	$(502,669)

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
Cash, cash equivalents and federal funds sold totaled $53.4 million as of March 31, 2013 compared to $57.8 million as of December 31, 2012. At March 31, 2013, cash, securities classified as available for sale and federal funds sold were $69.9 million or 7.0% of total earning assets, compared to $72.4 million or 6.3% of total earning assets at December 31, 2012.
In the course of operations, due to fluctuations in loan and deposit levels, we occasionally find it necessary to purchase federal funds on a short-term basis. We maintain unsecured federal funds line arrangements with six other banks, which allow us to purchase funds totaling $54.5 million. These lines mature and re-price daily. At March 31, 2013 and December 31, 2012, we had $0 in federal funds purchased outstanding.
We have access to the Federal Reserve Bank of Richmond’s discount window should a liquidity crisis occur. We have not used this facility in the past and consider it a backup source of funds.
We are also members of the Promontory Network and have access to a program through their Certificate of Deposit Account Registry Service® (“CDARS”) to use their CDARS One Way BuySM to purchase cost-effective funding without collateralization (and in lieu of generating funds through “traditional” brokered CDs or the Federal Home Loan Bank). These funds are accessed through a weekly auction. The auction typically takes place on Wednesdays, with next day settlement. There are seven maturities available ranging from 4 weeks to 5 years. If we are allotted funds in the auction, we incur no transaction fees or commissions. Although the process to compete for these deposits is different from the process for traditional brokered CDs, they are still considered brokered for Call Report purposes. These funds, which are included in our Jumbo CDs, are subject to discretionary limitations on volume that we normally would impose on traditional brokered deposits. Based on our “well capitalized” status, we are able to draw up to 30% of assets or $316.5 million from this program at March 31, 2013. We had $134.6 million on our balance sheet from this program at March 31, 2013 and $104.6 million at December 31, 2012.
We have lines of credit with the Federal Home Loan Bank of Atlanta (“FHLB”) that can equal up to 30% of our assets. Our primary line of credit (Primary) totaled approximately $97.7 million with $88.5 million available at March 31, 2013. This line is currently reduced by $8.0 million, which has been pledged as collateral for public deposits.
In February 2009, we negotiated an additional line of credit with FHLB which is secured by a portion of our loans held for sale (“LHFS”). We pledge these loans, which have been sold to FHLB approved investors, as collateral. In return, we are allowed to borrow up to 78% of these loans for 120 days. The investor remits the proceeds for the purchased loans directly to FHLB, which then releases the collateral pledged. At March 31, 2013, we had assets pledged totaling $128.0 million with no outstanding advances and $117.8 million available for additional funding.
Borrowings outstanding under the combined FHLB lines of credit were $1.3 million at March 31, 2013 and $194.3 million at December 31, 2012. We had the following borrowing advances under our Primary line outstanding as of March 31, 2013 with the following final maturities:

Advance Amount	Expiration Date
$1,250,469	9/28/2015
$1,250,469
The advance maturing in 2015 is a principal reducing credit that matures on September 28, 2015. Terms include 39 quarterly principal payments of $25 thousand beginning December 2005, with a final payment of $1.0 million in September 2015. We are utilizing this advance to match-fund several long term fixed rate loans. The interest rate for this advance is fixed at 4.96%.
In June 2012, we obtained a short term, holding company line of credit from PNC Bank of Pittsburgh, PA in the amount $5.0 million, which expires June 7, 2013. The terms of this line allows for Monarch to choose between two interest rate options with each advance; 1.) Base Rate Option (Base Rate plus 100 basis points) or 2.) London Interbank Offering Rate ('LIBOR")(LIBOR plus 200 basis points). The Base Rate is defined as the highest of (A) the Prime Rate, and (B) the sum of the Federal Funds Open Rate plus 50 basis points, and (C) the sum of the Daily LIBOR rate plus 100 basis points. On December 19, 2012, we borrowed $5.0 million from the line for six months, using interest rate option 2 (LIBOR plus 200 basis points) which was a rate of 2.51%, and matures June 7, 2013. There are no prepayment penalties associated with this line. The line is held at the holding company level and was used as a capital infusion into the Bank which qualifies as Tier 1 capital for the Bank.
We have no material commitments or long-term debt for capital expenditures at the report date. The only long-term debt is for funding loans.
Off-Balance Sheet Arrangements
We enter into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions recognized as of March 31, 2013 and December 31, 2012 were a line of credit to secure public funds and commitments to extend credit and standby letters of credit issued to customers. The line of credit to secure public funds was from the Federal Home Loan Bank for $8 million at March 31, 2013 and December 31, 2012.
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
Commitments to extend credit, amounted to $451.8 million at March 31, 2013 and $504.3 million at December 31, 2012, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
We did not have any outstanding commitments to purchase securities on March 31, 2013 or December 31, 2012.
Standby letters of credit are conditional commitments we issue guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. We had $18.2 million in outstanding standby letters of credit at March 31, 2013 and $16.3 million at December 31, 2012.
We have thirty-seven non-cancellable leases for premises. The original lease terms are from one to fifty years and have various renewal and option dates.
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
The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the Bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. At March 31, 2013, the amount available was approximately $16.8 million. In 2012 we paid quarterly dividends on our series B noncumulative, perpetual preferred stock of 7.8%, or $0.4875 per share per quarter, which has since been converted to common stock. We paid our first common stock dividend in 2010. We began paying quarterly dividends on our common stock in the first quarter of 2012. We paid semi-annual dividends on our common stock in 2011. Below is a table of our dividend history.
In June 2012, we received approval from the Securities and Exchange Commission to begin a Dividend Reinvestment Program ("DRP"). The DRP, which is available to existing shareholders, allows for dividends to be reinvested in Monarch stock. In addition, shareholders may purchase additional shares on a quarterly basis.

COMMON STOCK DIVIDENDS

Payment Date	Per Share Dividend	Total Dividend
2013
February 28, 2013	$0.05	$453,880
2012
November 30, 2012	$0.05	$332,754
August 31, 2012	$0.05	$302,161
May 31, 2012	$0.05	$299,174
February 28, 2012	$0.04	$240,000
2011
November 30, 2011	$0.08	$475,531
June 22, 2011	$0.08	$477,227
Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2013, the Bank meets all capital adequacy requirements to which it is subject.
As of March 31, 2013, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. The Bank’s actual capital amounts and ratios are also presented in the table as of March 31, 2013 and December 31, 2012.
RISK BASED CAPITAL

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
	(Dollars in Thousands)
As of March 31, 2013
Total Risk-Based Capital Ratio
Consolidated company	$110,348	13.21%	$66,827	8.00%	N/A	N/A
Bank	$116,425	13.94%	$66,815	8.00%	$83,519	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated company	$99,898	11.96%	$33,411	4.00%	N/A	N/A
Bank	$105,975	12.69%	$33,404	4.00%	$50,106	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated company	$99,898	9.13%	$43,764	4.00%	N/A	N/A
Bank	$105,975	9.69%	$43,746	4.00%	$54,683	5.00%
(Tier 1 Capital to Average Assets)
As of December 31, 2012
Total Risk-Based Capital Ratio
Consolidated company	$107,138	12.05%	$71,154	8.00%	N/A	N/A
Bank	$113,179	12.73%	$71,119	8.00%	$88,899	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated company	$96,484	10.85%	$35,577	4.00%	N/A	N/A
Bank	$102,525	11.53%	$35,559	4.00%	$53,339	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated company	$96,484	8.29%	$46,535	4.00%	N/A	N/A
Bank	$102,525	8.81%	$46,535	4.00%	$58,169	5.00%
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

Item 1A. Risk Factors

Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities, including the risk factors that are outlined in our 2012 Annual Report on Form 10-K. There have been no material changes in our risk factors from those disclosed.

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
MONARCH FINANCIAL HOLDINGS, INC.

/s/ Brad E. Schwartz	Date: May 13, 2013
Brad E. Schwartz Chief Executive Officer
/s/ Lynette P. Harris.	Date: May 13, 2013
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

Date: May 13, 2013                    /s/ Brad E. Schwartz _______________
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

Date: May 13, 2013                    /s/ Lynette P. Harris. ___________________
Lynette P. Harris
Executive Vice President & Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Monarch Financial Holdings, Inc. (the "Company") for the period ending March 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on their knowledge and belief:
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

Date: May 13, 2013