Form 10-Q
period 2013-06-30
Monarch Financial Holdings, Inc.
filed 2013-08-12
CIK 1364856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐  No  ☒
The number of shares of common stock outstanding as of August 6, 2013 was 10,472,084.

MONARCH FINANCIAL HOLDINGS, INC.
FORM 10-Q
June 30, 2013

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CONDITION

	Unaudited
	June 30, 2013	December 31, 2012
ASSETS:
Cash and due from banks	$19,050,258	$39,887,983
Interest bearing bank balances	15,194,602	2,142,896
Federal funds sold	56,971,809	15,743,699
Total cash and cash equivalents	91,216,669	57,774,578
Investment securities available-for-sale, at fair value	16,573,231	14,633,733
Loans held for sale	166,586,206	419,075,089
Loans held for investment, net of unearned income	697,376,084	661,094,162
Less: allowance for loan losses	(11,319,638)	(10,910,000)
Loans, net	686,056,446	650,184,162
Property and equipment, net	28,101,068	25,447,555
Restricted equity securities	3,792,350	12,363,200
Bank owned life insurance	7,290,371	7,173,059
Goodwill	775,000	775,000
Intangible assets, net	193,453	282,739
Other real estate owned, net of valuation allowance	95,074	—
Other assets	20,718,817	27,869,038
Total assets	$1,021,398,685	$1,215,578,153
LIABILITIES:
Deposits:
Demand deposits—non-interest bearing	$218,879,713	$190,120,495
Demand deposits—interest bearing	52,100,731	65,368,503
Savings deposits	22,172,448	22,127,493
Money market deposits	341,041,592	335,898,654
Time deposits	264,491,491	288,266,727
Total deposits	898,685,975	901,781,872
Borrowings:
Short term borrowings	—	5,000,000
Trust preferred subordinated debt	10,000,000	10,000,000
Federal Home Loan Bank advances	1,225,475	194,298,523
Total borrowings	11,225,475	209,298,523
Other liabilities	16,733,048	15,550,917
Total liabilities	926,644,498	1,126,631,312
STOCKHOLDERS’ EQUITY:
Preferred stock, $5 par value, 1,185,300 shares authorized; none issued	—	—
Noncumulative perpetual preferred stock, series B, liquidation value of $20.0 million, $5 par; 800,000 shares authorized; 0 shares issued and outstanding at June 30, 2013 and 481,123 shares issued and outstanding at December 31, 2012	—	2,405,615
Common stock, $5 par value; 20,000,000 shares authorized; issued and outstanding, 10,408,544 shares (includes non-vested shares of 233,960) at June 30, 2013 and 8,557,939 shares (includes non-vested shares of 231,460); at December 31, 2012	50,872,920	41,632,395
Additional paid-in capital	6,520,555	12,717,727
Retained earnings	36,232,651	30,786,208
Accumulated other comprehensive loss	(480,176)	(200,022)
Total Monarch Financial Holdings, Inc. stockholders’ equity	93,145,950	87,341,923
Non-controlling interests	1,608,237	1,604,918
Total equity	94,754,187	88,946,841
Total liabilities and stockholders’ equity	$1,021,398,685	$1,215,578,153
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$10,813,696	$10,853,754	$22,522,262	$21,734,790
Interest on investment securities	57,302	51,090	114,871	97,321
Interest on federal funds sold	25,312	8,903	30,470	15,162
Dividends on equity securities	69,225	64,974	143,660	102,474
Interest on other bank accounts	9,952	4,898	18,094	8,446
Total interest income	10,975,487	10,983,619	22,829,357	21,958,193
Interest expense:
Interest on deposits	1,020,913	1,266,904	2,050,375	2,548,691
Interest on trust preferred subordinated debt	124,200	123,425	243,242	246,275
Interest on borrowings	38,810	37,607	327,988	100,114
Total interest expense	1,183,923	1,427,936	2,621,605	2,895,080
Net interest income	9,791,564	9,555,683	20,207,752	19,063,113
Provision for loan losses	—	1,484,400	—	3,415,079
Net interest income after provision for loan losses	9,791,564	8,071,283	20,207,752	15,648,034
Non-interest income:
Mortgage banking income	20,572,388	20,152,078	36,738,324	36,736,289
Service charges and fees	477,660	467,565	928,814	881,616
Title income	232,423	168,622	486,774	282,880
Other	391,800	135,668	701,377	419,156
Total non-interest income	21,674,271	20,923,933	38,855,289	38,319,941
Non-interest expenses:
Salaries and employee benefits	8,502,755	7,093,920	16,707,830	13,724,438
Commissions and incentives	9,703,820	10,352,665	16,769,296	19,084,866
Loan expense	2,630,295	2,184,323	4,460,732	3,799,454
Occupancy and equipment expenses	2,130,445	1,715,098	3,996,963	3,314,179
Marketing expense	744,646	593,526	1,257,604	1,003,817
Data processing expense	435,771	363,342	836,729	709,332
Foreclosed property expense	1,494	230,902	2,598	133,469
Other expenses	2,023,658	1,972,003	4,001,753	3,618,034
Total non-interest expenses	26,172,884	24,505,779	48,033,505	45,387,589
Income before income taxes	5,292,951	4,489,437	11,029,536	8,580,386
Income tax provision	(1,797,773)	(1,556,294)	(3,791,326)	(2,977,835)
Net income	3,495,178	2,933,143	7,238,210	5,602,551
Less: Net income attributable to non-controlling interests	(428,540)	(156,156)	(713,443)	(309,458)
Net income attributable to Monarch Financial Holdings, Inc.	$3,066,638	$2,776,987	$6,524,767	$5,293,093
Preferred stock dividend	—	(390,000)	—	(780,000)
Net income available to common stockholders	$3,066,638	$2,386,987	$6,524,767	$4,513,093
Basic net income per share (1)	$0.29	$0.33	$0.66	$0.63
Diluted net income per share (1)	$0.29	$0.27	$0.62	$0.52
(1) Prior period restated to include 6 for 5 stock split granted December 7, 2012.

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Income	$3,495,178	$2,933,143	$7,238,210	$5,602,551
Other comprehensive income:
Unrealized gain on interest rate swap, net of income taxes	47,424	27,914	100,033	46,561
Unrealized (losses) gains on securities available for sale, net of income taxes	(211,637)	14,820	(238,298)	17,556
Unrealized loss on supplemental executive's retirement plan, net of income taxes	(141,889)	—	(141,889)	—
Other comprehensive income	(306,102)	42,734	(280,154)	64,117
Total comprehensive income	3,189,076	2,975,877	$6,958,056	$5,666,668
Less: Comprehensive income attributable to non-controlling interests	(428,540)	(156,156)	(713,443)	(309,458)
Comprehensive income attributable to Monarch Financial Holdings, Inc.	$2,760,536	$2,819,721	$6,244,613	$5,357,210

Unrealized gain on interest rate swap	$72,961	$42,294	$146,022	$70,546
Income tax expense	(25,537)	(14,380)	(45,989)	(23,985)
Net unrealized gain on interest rate swap	$47,424	$27,914	$100,033	$46,561

Unrealized holding (loss) gains on securities available for sale	$(323,003)	$22,454	$(363,399)	$26,600
Income tax benefit (expense)	111,366	(7,634)	125,101	(9,044)
Net unrealized (loss) gains on securities available for sale	$(211,637)	$14,820	$(238,298)	$17,556

Unrealized loss on supplemental executive's retirement plan	$(218,291)	$—	$(218,291)	$—
Income tax benefit	76,402	—	76,402	—
Net unrealized loss on supplemental executive's retirement plan	$(141,889)	$—	$(141,889)	$—

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
 MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock		Additional Paid-In Capital	Preferred Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
	Shares	Amount
Balance—December 31, 2011 (1)	7,099,348	$35,496,740	$16,557,899	$4,000,000	$20,537,960	$(363,028)	$613,963	$76,843,534
Comprehensive income:
Net income for the six months ended June 30, 2012					5,293,093		309,458	5,602,551
Other comprehensive income						64,117		64,117
Total comprehensive income								5,666,668
Stock-based compensation expense, net of forfeitures and income taxes	(28,200)	(141,000)	284,189					143,189
Stock options exercised	33,660	168,300	34,449					202,749
Series B noncumulative perpetual preferred shares converted to common stock, less fractional shares	25,123	125,615	(92,129)	(33,500)				(14)
Cash dividend declared on series B noncumulative perpetual preferred stock (7.8%)					(780,000)			(780,000)
Cash dividend declared on common stock ($0.09 per share)					(539,174)			(539,174)
Distributions to non-controlling interests							(300,160)	(300,160)
Balance—June 30, 2012	7,129,931	$35,649,655	$16,784,408	$3,966,500	$24,511,879	$(298,911)	$623,261	$81,236,792

Balance—December 31, 2012	8,326,479	$41,632,395	$12,717,727	$2,405,615	$30,786,208	$(200,022)	$1,604,918	$88,946,841
Comprehensive income:
Net income for the six months ended June 30, 2013					6,524,767		713,443	7,238,210
Other comprehensive loss						(280,154)		(280,154)
Total comprehensive income								6,958,056
Stock-based compensation expense, net of forfeitures and income taxes	—	—	300,465					300,465
Stock options exercised, net of income taxes	32,473	162,365	54,519					216,884
Series B noncumulative perpetual preferred shares converted to common stock, less fractional shares	1,804,184	9,020,920	(6,615,558)	(2,405,615)				(253)
Cash dividend declared on common stock ($0.11 per share)					(1,078,324)			(1,078,324)
Common stock issued through dividend reinvestment	11,448	57,240	63,402					120,642
Distributions to non-controlling interests							(710,124)	(710,124)
Balance—June 30, 2013	10,174,584	$50,872,920	$6,520,555	$—	$36,232,651	$(480,176)	$1,608,237	$94,754,187
(1) All shares have been split adjusted to reflect the 6 for 5 stock split granted on December 7, 2012 and cash in lieu of fractional shares.
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2013	2012
Operating activities:
Net income	$7,238,210	$5,602,551
Adjustments to reconcile to net cash provided by (used in) operating activities:
Provision for loan losses	—	3,415,079
Depreciation	1,126,252	962,348
Accretion of discounts and amortization of premiums, net	12,755	7,019
Deferral of loan costs, net of deferred fees	(240,987)	(78,967)
Amortization of intangible assets	89,286	89,286
Stock-based compensation	300,465	143,189
Appreciation of bank-owned life insurance	(117,312)	(123,231)
Net (gain) loss on disposition of property and equipment	(16,296)	4,025
Net gain on sale of other real estate	—	119,391
Amortization of deferred gain	—	(81,726)
Changes in:
Loans held for sale	252,488,883	(70,458,625)
Interest receivable	(128,139)	(44,408)
Other assets	7,424,844	(4,128,375)
Other liabilities	1,109,723	3,478,231
Net cash provided by (used in) operating activities	269,287,684	(61,094,213)
Investing activities:
Purchases of available-for-sale securities	(5,025,740)	(4,178,888)
Proceeds from sales and maturities of available-for-sale securities	2,710,088	2,564,905
Proceeds from sale of other real estate	—	1,649,309
Proceeds from sale of assets	25,000	11,000
Purchases of premises and equipment	(3,779,553)	(1,029,458)
Redemption of restricted equity securities	8,570,850	1,535,650
Loan originations, net of principal repayments	(35,726,371)	(21,806,343)
Net cash used in investing activities	(33,225,726)	(21,253,825)
Financing activities:
Net increase in non-interest-bearing deposits	28,759,218	44,665,059
Net (decrease) increase in interest-bearing deposits	(31,855,115)	68,655,768
Cash dividends paid on preferred stock	—	(780,000)
Cash dividends paid on common stock	(1,078,324)	(539,174)
Net decrease in FHLB advances and federal funds purchased	(193,073,048)	(39,602,033)
Net (decrease) increase in short term borrowings	(5,000,000)	5,000,000
Distributions to non-controlling interests	(710,124)	(300,160)
Proceeds from exercise of stock options	216,884	—
Cash in lieu of fractional shares	—	—
Proceeds from issuance of common stock, net of issuance costs	120,642	202,749
Net cash (used in) provided by financing activities	(202,619,867)	77,302,209
CHANGE IN CASH AND CASH EQUIVALENTS	33,442,091	(5,045,829)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	57,774,578	31,745,584
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$91,216,669	$26,699,755
SUPPLEMENTAL SCHEDULES AND CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and other borrowings	$2,726,281	$2,875,029
Income taxes	$4,622,400	$2,160,000
Loans transferred to foreclosed real estate during the year	$95,074	$413,000
Loans to facilitate sale of real estate	$—	$—
Unrealized (loss) gain on securities available for sale	$(363,399)	$26,600
Unrealized gain on interest rate swap	$146,022	$70,546
Unrealized loss on supplemental executive's retirement plan	$(218,291)	$—
The accompanying notes are an integral part of the consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly Monarch Financial Holdings, Inc.’s financial position as of June 30, 2013; the consolidated statements of income for the three and six months ended June 30, 2013 and 2012; the consolidated statements of comprehensive income for the three and six months ended June 30, 2013 and 2012; the consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2013 and 2012; and the consolidated statements of cash flows for the six months ended June 30, 2013 and 2012. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all of the disclosures required by generally accepted accounting principles. The financial statements include the accounts of Monarch Financial Holdings, Inc. and its subsidiaries, and all significant inter-company accounts and transactions have been eliminated. Operating results for the three and six month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. Certain prior year amounts have been reclassified to conform to current year presentations.
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
In August 2001, we formed Monarch Investment, LLC, to enable us to offer additional services to our clients. The Bank owns 100% of Monarch Investment, LLC. In August 2012, the Company formed an affiliation with Raymond James Financial Services, Inc., a broker-dealer headquartered in St. Petersburg, Florida, and launched Monarch Bank Private Wealth ("MBPW"). MBPW is a division of Monarch Bank that offers private banking to high net worth individuals. In addition, through its affiliation with Raymond James Financial Services, Inc., MBPW is able to offer these same individuals financial planning, trust and investment services. Monarch Investment, LLC, continues to provide non-deposit investment services under the name of Monarch Investments.
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
In February 2004, we formed Monarch Capital, LLC, for the purpose of engaging in the commercial real estate brokerage business. The Bank owns 100% of Monarch Capital, LLC.
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

	For the Three Months Ended June 30,
	2013	2012
Net income	$3,066,638	$2,776,987
Less: non-cumulative perpetual preferred dividend	—	(390,000)
Net income available to common shareholders (numerator, basic)	3,066,638	2,386,987
Weighted average shares outstanding - basic (denominator)	10,401,992	7,188,270
Income per common share—basic	$0.29	$0.33
Net income (numerator, diluted)	$3,066,638	2,776,987
Weighted average shares—diluted (denominator)	10,483,420	10,225,182
Income per common share—diluted	$0.29	$0.27
Dilutive effect-average number of common shares	81,428	42,256
Dilutive effect-average number of convertible non-cumulative perpetual preferred, if converted	—	2,994,656
Dilutive effect-average number of shares	81,428	3,036,912

	For the Six Months Ended June 30,
	2013	2012
Net income	$6,524,767	$5,293,093
Less: non-cumulative perpetual preferred dividend	—	(780,000)
Net income available to common shareholders (numerator, basic)	6,524,767	4,513,093
Weighted average shares outstanding - basic (denominator)	9,854,418	7,183,028
Income per common share—basic	$0.66	$0.63
Net income (numerator, diluted)	$6,524,767	5,293,093
Weighted average shares—diluted (denominator)	10,467,707	10,214,481
Income per common share—diluted	$0.62	$0.52
Dilutive effect-average number of common shares	73,986	34,127
Dilutive effect-average number of convertible non-cumulative perpetual preferred, if converted	539,303	2,997,326
Dilutive effect-average number of shares	613,289	3,031,453

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
There were no options to purchase common stock excluded from the computation of earnings per common share for the three and six months ended June 30, 2013. There were no options to purchase common stock excluded from the computation of earnings per common share for the three months ended June 30, 2012. For the six months ended June 30, 2012, 88,361 shares of common stock were excluded from the computation of earnings per common share, because they were anti-dilutive.
On November 30, 2009, we issued and sold 800,000 shares of Series B noncumulative convertible perpetual preferred stock ("Series B" or "Series B preferred") at $25.00 per share in a public offering. Each share of Series B preferred was convertible at the option of the shareholder to 3.75 shares of common stock (reflecting a split adjusted original conversion price of $6.67 per share of common stock), subject to some adjustments. The Series B preferred stock also carried a force conversion option for the Company which could be exercised if for 20 trading days within any period of 30 consecutive trading days, the closing price of common stock exceeded 130% of the then applicable conversion price (split adjusted price $8.67). The Series B preferred stock was also redeemable by the Company, in whole or in part, on or after the third anniversary of the issue date (November 30, 2012) for the liquidation amount of $25.00 per share plus any declared and unpaid dividends.
In June 2012, holders of our Series B preferred stock began exercising their option to convert to common stock and continued to do so into early 2013. On March 8, 2013, the Company force converted all remaining outstanding shares of Series B preferred stock. At June 30, 2013, there were no remaining shares of Series B preferred stock outstanding.

The table below summarizes the conversion activity, to date.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares of Preferred Stock Converted to Common Stock	Total Number of Shares of Common Stock After Conversion	Total Number of Preferred Shares Remaining to Convert	Maximum Number of Post Conversion Whole Shares Remaining That May Yet Be Converted
March 1, 2013 - March 8, 2013	271,020	1,016,312	—	—
February 1, 2013 - February 28, 2013	172,074	645,264	271,020	1,016,325
January 1, 2013 - January 31, 2013	38,029	142,608	443,094	1,661,602
December 1, 2012 - December 31, 2012	6,966	26,121	481,123	1,804,211
November 1, 2012 - November 30, 2012	147,456	552,950	488,089	1,830,333
October 1, 2012 - October 31, 2012	153,355	575,071	635,545	2,383,293
June 1, 2012 - June 30, 2012	30	41,623	788,900	2,958,375

NOTE 4. OTHER COMPREHENSIVE INCOME
The following table presents the changes in accumulated other comprehensive income, by category, net of tax:

	Unrealized Loss on Supplemental Executive's Retirement Plan	Unrealized Gains on Securities	Unrealized Loss on Interest Rate Swap	Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2013	$—	$111,186	$(285,260)	$(174,074)
Net change for the quarter ended June 30, 2013	(141,889)	(211,637)	47,424	(306,102)
Balance at June 30, 2013	$(141,889)	$(100,451)	$(237,836)	$(480,176)

Balance at December 31, 2012	—	137,847	(337,869)	(200,022)
Net change for the six months ended June 30, 2013	(141,889)	(238,298)	100,033	(280,154)
Balance at June 30, 2013	(141,889)	(100,451)	(237,836)	(480,176)

Balance at April 1, 2012	$—	$91,431	$(433,076)	$(341,645)
Net change for the quarter ended June 30, 2012	—	14,820	27,914	42,734
Balance at March 31, 2012	$—	$106,251	$(405,162)	$(298,911)

Balance at December 31, 2011	$—	$88,695	$(451,723)	$(363,028)
Net change for the six months ended June 30, 2012	—	17,556	46,561	64,117
Balance at June 30, 2012	$—	$106,251	$(405,162)	$(298,911)
An unrealized loss of $143,176, net of tax, associated with a change in the discount rate on the Company's Supplemental Executive's Retirement Plan ("SERP") from 5.85% to 4.50%, was moved into other comprehensive income in the second quarter of 2013. Expense of $1,287 related to SERP was also re-classed out of other comprehensive income into earnings during the second quarter and first six months ended June 30, 2013. There were no amounts re-classed out of accumulated other comprehensive income into earnings during second quarter and first six months ended June 30, 2012.

NOTE 5. INVESTMENT SECURITIES
Securities available-for-sale consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013
U.S. government agency obligations	$13,047,965	$5,288	$(191,051)	$12,862,202
Mortgage-backed securities	1,764,780	13,727	(7,784)	1,770,723
Municipal securities	1,915,026	57,435	(32,155)	1,940,306
Corporate debt securities	—	—	—	—
	$16,727,771	$76,450	$(230,990)	$16,573,231

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
U.S. government agency obligations	$10,551,084	$38,076	$(15,318)	$10,573,842
Mortgage-backed securities	1,980,980	50,914	—	2,031,894
Municipal securities	1,392,811	129,401	—	1,522,212
Corporate debt securities	500,000	5,785	—	505,785
	$14,424,875	$224,176	$(15,318)	$14,633,733
Monarch did not own any held-to-maturity securities at June 30, 2013 or December 31, 2012.
The amortized cost and fair value of securities by contractual maturity date at June 30, 2013 were as follows:

Securities available-for-sale:	Amortized Cost	Fair Value
Due in one year or less	$1,047,349	$1,052,637
Due from one to five years	11,100,616	10,947,603
Due from five to ten years	1,926,495	1,868,814
Due after ten years	2,653,311	2,704,177
Total	$16,727,771	$16,573,231
There are no investments in our securities portfolio that have been in a continuous unrealized loss position for more than 12 months. If we were to have unrealized losses in our securities portfolio for more than 12 months, we have the ability to carry such investments to the final maturity of the instruments. Other-than-temporarily impaired (“OTTI”) guidance for investments state that an impairment is OTTI if any of the following conditions exists: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or, the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). An impaired security identified as OTTI should be separated and losses should be recognized in earnings. Based on this guidance, there were no securities considered OTTI at June 30, 2013 or December 31, 2012 and there were no losses related to OTTI recognized in accumulated other comprehensive income at June 30, 2013 or December 31, 2012.

NOTE 6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSS
The following table provides a breakdown, by class of our loans held for investment at June 30, 2013 and December 31, 2012.
Loans held for Investment

	June 30, 2013	December 31, 2012
Commercial	$109,961,862	$91,803,951
Real estate
Construction	158,521,259	154,297,386
Residential (1-4 family)	88,146,054	92,497,460
Home equity lines	67,421,673	71,491,139
Multifamily	23,285,611	20,032,586
Commercial	246,311,931	227,813,983
Real estate subtotal	583,686,528	566,132,554
Consumers
Consumer and installment loans	3,334,560	3,025,471
Overdraft protection loans	69,677	49,716
Loans to individuals subtotal	3,404,237	3,075,187
Total gross loans	697,052,627	661,011,692
Unamortized loan costs, net of deferred fees	323,457	82,470
Loans held for investment, net of unearned income	697,376,084	661,094,162
Allowance for loan losses	(11,319,638)	(10,910,000)
Total net loans	$686,056,446	$650,184,162
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
Our loan portfolio is divided into three loan types; commercial, real estate and consumer. Some of these loan types are further broken down into segments. The commercial loan portfolio, which is not broken down further, includes commercial and industrial loans which are usually secured by the assets being financed or other business assets. The real estate portfolio is broken down into construction, residential 1-4 family, home equity lines, multifamily, and commercial real estate loan segments. The consumer loan portfolio is segmented into consumer and installment loans, and overdraft protection loans.
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

In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2013 approximately 46% and at December 31, 2012, approximately 48% of the outstanding principal balance of our commercial real estate loans portfolio was secured by owner-occupied properties.
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
We designate loans within our loans held for investment portfolio as either “pass” or “watch list” based on nine numerical risk grades which are assigned to the loans. These numeric designations represent, from best to worst: minimal, modest, average, acceptable, acceptable with care, special mention, substandard, doubtful and loss. Special mention, substandard, doubtful and loss risk grades are watch list. A loan risk graded as loss is generally charged-off when identified. A loan risk graded as doubtful is considered watch list and classified as nonaccrual. There were no loans in our portfolio classified as doubtful or loss at June 30, 2013 or December 31, 2012. Special mention loans and substandard loans are considered watch list risk grades and may or may not be classified as nonaccrual, based on current performance. Watch list graded loans or relationships are evaluated individually to determine if all, or a portion, of our investment in the borrower is at risk. If a risk is quantified, a specific loss allowance is assigned to the identified loan or relationship. We evaluate our investment in the borrower using either the present value of expected future cash flows, discounted at the historical effective interest rate of the loan, or for a collateral-dependent loan, the fair value of the underlying collateral.
Beginning with the quarter ended March 31, 2013, we changed the methodology for evaluating additional risk inherent in our satisfactory risk grade groups which should be included in our allowance for loan losses. Under the new methodology, the loans within this group are evaluated on a pool basis by loan segment which is further delineated by purpose. Each segment is assigned an expected loss factor which is based on a four-year moving average “look-back” at our historical losses for that particular segment. We believe this change in methodology provides a more accurate evaluation of the potential risk in our portfolio because the additional delineation by purpose establishes a stronger focus on areas of weakness and strength within the portfolio. At December 31, 2012 pass loans were evaluated for loss based on risk rating. Loans with a risk rating of modest to acceptable with care having lower risk profiles, were assigned an expected loss factor. The loss factor, which was multiplied by the outstanding principal within each risk grade to arrive at an overall loss estimate, was based on a three-year moving average “look-back” at our historical losses, adjusted for environmental risk factors described below. We believe a four year average is more indicative of the loss currently remaining in our loan portfolio.
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

•	The five environmental factors remain the same, however their application between models has been modified.
The following table represents the effect on the current period provision of the changes in methodology from that used in prior periods.

June 30, 2013	Calculated Provision Based on New Methodology	Calculated Provision Based on Prior Methodology	Difference
Commercial	$(395,926)	$67,564	$(463,490)
Real estate
Construction	(619,025)	(747,586)	128,561
Residential (1-4 family)	512,218	(126,696)	638,914
Home equity lines	1,311,611	301,716	1,009,895
Multifamily	(213,926)	(55,740)	(158,186)
Commercial	(545,348)	958,242	(1,503,590)
Real estate subtotal	445,530	329,936	115,594
Consumers
Consumer and installment loans	(10,246)	1,619	(11,865)
Overdraft protection loans	83	440	(357)
Loans to individuals subtotal	(10,163)	2,059	(12,222)
Unallocated	(39,441)	(399,559)	360,118
Total provision for( recovery of) loan losses	$—	$—	$—
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

The following table segregates our portfolio between pass and watch list loans, delineated by segments, within loan type for June 30, 2013 and December 31, 2012.

	June 30, 2013
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$105,724,211	$1,489,477	$2,748,174	$109,961,862	3.50
Real estate
Construction	148,822,731	—	9,698,528	158,521,259	3.87
Residential (1-4 family)	79,080,697	3,784,551	5,280,806	88,146,054	4.25
Home equity lines	66,078,340	152,975	1,190,358	67,421,673	4.10
Multifamily	22,524,031	46,963	714,617	23,285,611	3.60
Commercial	234,804,951	6,307,877	5,199,103	246,311,931	3.81
Real estate subtotal	551,310,750	10,292,366	22,083,412	583,686,528	3.92
Consumers
Consumer and installment loans	3,323,950	—	10,610	3,334,560	4.02
Overdraft protection loans	69,677	—	—	69,677	4.33
Loans to individuals subtotal	3,393,627	—	10,610	3,404,237	4.03
Total gross loans	$660,428,588	$11,781,843	$24,842,196	$697,052,627	3.85

	December 31, 2012
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$87,322,926	$1,607,857	$2,873,168	$91,803,951	3.72
Real estate
Construction	139,899,273	5,779,104	8,619,009	154,297,386	3.99
Residential (1-4 family)	83,633,577	2,776,659	6,087,224	92,497,460	4.27
Home equity lines	69,908,614	240,209	1,342,316	71,491,139	4.11
Multifamily	17,763,961	50,000	2,218,625	20,032,586	4.17
Commercial	220,153,680	1,828,487	5,831,816	227,813,983	3.97
Real estate subtotal	531,359,105	10,674,459	24,098,990	566,132,554	4.05
Consumers
Consumer and installment loans	2,883,660	—	141,811	3,025,471	4.16
Overdraft protection loans	49,695	—	21	49,716	4.21
Loans to individuals subtotal	2,933,355	—	141,832	3,075,187	4.16
Total gross loans	$621,615,386	$12,282,316	$27,113,990	$661,011,692	4.00

An aging of our loan portfolio by class as of June 30, 2013 and December 31, 2012 is as follows:

Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Recorded Investment > 90 days and Accruing	Recorded Investment Nonaccrual Loans
June 30, 2013
Commercial	$229,718	$—	$617,394	$847,112	$109,771,951	$—	$657,202
Real estate
Construction	—	566,058	—	566,058	157,955,201	—	931,778
Residential (1-4 family)	288,028	139,498	718,892	1,146,418	86,999,636	—	718,892
Home equity lines	384,446	—	—	384,446	67,037,227	—	570,646
Multifamily	—	—	—	—	23,285,611	—	—
Commercial	539,490	—	—	539,490	245,772,441	—	—
Real estate subtotal	1,211,964	705,556	718,892	2,636,412	581,050,116	—	2,221,316
Consumers
Consumer and installment loans	99,996	—	10,610	110,606	3,223,954	—	10,610
Overdraft protection loans	—	—	—	—	69,677	—	—
Loans to individuals subtotal	99,996	—	10,610	110,606	3,293,631	—	$10,610
Total gross loans	$1,541,678	$705,556	$1,346,896	$3,594,130	$694,115,698	$—	$2,889,128

December 31, 2012
Commercial	$701,397	$56,520	$617,394	$1,375,311	$90,428,640	$—	$617,394
Real estate
Construction	295,937	—	385,805	681,742	153,615,644	—	1,028,188
Residential (1-4 family)	1,538,595	—	525,150	2,063,745	90,433,715	—	930,883
Home equity lines	318,108	349,914	—	668,022	70,823,117	—	586,239
Multifamily	—	—	—	—	20,032,586	—	—
Commercial	—	—	247,954	247,954	227,566,029	152,880	95,074
Real estate subtotal	2,152,640	349,914	1,158,909	3,661,463	562,471,091	152,880	2,640,384
Consumers
Consumer and installment loans	124,073	—	127,850	251,923	2,773,548	—	141,811
Overdraft protection loans	21	—	—	21	49,695	—	—
Loans to individuals subtotal	124,094	—	127,850	251,944	2,823,243	—	141,811
Total gross loans	$2,978,131	$406,434	$1,904,153	$5,288,718	$655,722,974	$152,880	$3,399,589
The column “recorded investment nonaccrual loans”, in the Age Analysis table above, includes nonaccrual loans totaling $2,271,734 and $2,782,195, and restructured loans on nonaccrual status totaling $617,394 and $617,394, at June 30, 2013 and December 31, 2012, respectively.

     We currently have one commercial loan totaling $617,394 and one residential 1-4 family loan totaling $73,892, classified as troubled debt restructured loans. At June 30, 2013, the residential 1-4 family loan totaling $73,892 is current. We did not restructure any loans in the second quarter and first half of 2013 or 2012. The commercial loan was restructured during the fourth quarter of 2011. We have not had any defaults on restructured loans within twelve months of restructuring, during the quarter ended June 30, 2013 or 2012.

Additional information on restructured loans in our portfolio as of June 30, 2013 is as follows:
Trouble Debt Restructurings

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Quarter Ended June 30, 2013	None	—	—
Quarter Ended June 30, 2012	None	—	—
Troubled Debt Restructurings That Subsequently Defaulted

	Number of Contracts	Recorded Investment
Quarter Ended June 30, 2013	None	—
Quarter Ended June 30, 2012	None	—

A summary of the activity in the allowance for loan losses account is as follows:

Allocation of the Allowance for Loan Losses
		Real Estate
June 30, 2013	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for credit losses:
Beginning balance	$1,749,641	$2,360,707	$1,545,315	$1,402,448	$290,532	$2,882,398
Charge-offs	(171,151)	—	(57,000)	(582,480)	—	—
Recoveries	115,277	1,024,914	16,205	66,440	—	20,000
Provision	(395,926)	(619,025)	512,218	1,311,611	(213,926)	(545,348)
Ending balance	$1,297,841	$2,766,596	$2,016,738	$2,198,019	$76,606	$2,357,050
Ending balance
Individually evaluated for impairment	$696,793	$1,005,597	$464,571	$458,517	$—	$1,431,437
Collectively evaluated for impairment	601,048	1,760,999	1,552,167	1,739,502	76,606	925,613
Financing receivables:
Ending balance	$109,961,862	$158,521,259	$88,146,054	$67,421,673	$23,285,611	$246,311,931
Ending balance: individually evaluated for impairment	2,748,174	9,698,528	6,079,106	1,288,796	714,617	11,187,786
Ending balance: collectively evaluated for impairment	107,213,688	148,822,731	82,066,948	66,132,877	22,570,994	235,124,145

	Consumers
	Consumer and Installment loans	Overdraft Protection	Unallocated	Total
Allowance for credit losses:
Beginning balance	$55,192	$501	$623,266	$10,910,000
Charge-offs	(22,759)	(416)	—	(833,806)
Recoveries	587	21	—	1,243,444
Provision	(10,246)	83	(39,441)	—
Ending balance	$22,774	$189	$583,825	$11,319,638
Ending balance
Individually evaluated for impairment	$—	$—	$—	$4,056,915
Collectively evaluated for impairment	22,774	189	583,825	7,262,723
Financing receivables:
Ending balance	$3,334,560	$69,677	$—	$697,052,627
Ending balance: individually evaluated for impairment	10,610	—	—	31,727,617
Ending balance: collectively evaluated for impairment	3,323,950	69,677	—	665,325,010

		Real Estate
December 31, 2012	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for credit losses:
Beginning balance	$1,946,528	$1,426,135	$2,733,263	$1,070,309	$345,770	$2,223,506
Charge-offs	(835,052)	(532,502)	(2,239,163)	(602,058)	—	(134,015)
Recoveries	66,848	151,068	196,526	74,382	—	119
Provision	571,317	1,316,006	854,689	859,815	(55,238)	792,788
Ending balance	$1,749,641	$2,360,707	$1,545,315	$1,402,448	$290,532	$2,882,398
Ending balance
Individually evaluated for impairment	$814,300	$740,003	$635,110	$626,677	$113,094	$512,762
Collectively evaluated for impairment	935,341	1,620,704	910,205	775,771	177,438	2,369,636
Financing receivables:
Ending balance	$91,803,951	$154,297,386	$92,497,460	$71,491,139	$20,032,586	$227,813,983
Ending balance: individually evaluated for impairment	2,873,169	9,172,773	5,614,836	1,497,695	2,218,625	5,984,697
Ending balance: collectively evaluated for impairment	88,930,782	145,124,613	86,882,624	69,993,444	17,813,961	221,829,286

	Consumers
	Consumer and Installment loans	Overdraft Protection	Unallocated	Total
Allowance for credit losses:
Beginning balance	$27,099	$4,370	$153,020	$9,930,000
Charge-offs	—	—	—	(4,342,790)
Recoveries	2,456	258	—	491,657
Provision	25,637	(4,127)	470,246	4,831,133
Ending balance	$55,192	$501	$623,266	$10,910,000
Ending balance
Individually evaluated for impairment	$24,410	$—	—	$3,466,356
Collectively evaluated for impairment	30,782	501	623,266	7,443,644
Financing receivables:
Ending balance	$3,025,471	$49,716	$—	$661,011,692
Ending balance: individually evaluated for impairment	141,811	21	—	27,503,627
Ending balance: collectively evaluated for impairment	2,883,660	49,695	—	633,508,065
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

The following table sets forth our impaired loans at June 30, 2013 and December 31, 2012.

Impaired Loans
	With No Related Allowance
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
June 30, 2013
Commercial	$1,001,182	$1,177,368	$1,210,414	$40,000
Real estate
Construction	6,819,345	6,819,345	7,721,569	217,392
Residential (1-4 family)	4,006,155	4,145,385	3,680,361	87,868
Home equity lines	668,309	697,145	697,427	1,955
Multifamily	714,617	714,617	720,405	23,720
Commercial	3,211,581	3,211,581	3,325,137	108,945
Consumers
Consumer and installment loans	10,610	11,278	12,408	—
Overdraft protection loans	—	—	—	—
Total	$16,431,799	$16,776,719	$17,367,721	$479,880
December 31, 2012
Commercial	$825,394	$825,394	$760,792	$62,110
Real estate
Construction	7,207,772	7,210,931	6,702,688	421,973
Residential (1-4 family)	2,100,256	2,168,389	2,306,738	86,691
Home equity lines	684,193	697,436	698,055	20,719
Multifamily	1,815,531	1,815,530	1,830,497	131,377
Commercial	525,941	525,941	461,961	32,586
Consumers
Consumer and installment loans	13,961	13,961	17,336	1,773
Overdraft protection loans	21	21	202	16
Total	$13,173,069	$13,257,603	$12,778,269	$757,245

	With Related Allowance
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2013
Commercial	$1,746,992	$1,762,268	$696,793	$1,781,224	$36,504
Real estate
Construction	2,879,183	2,970,559	1,005,597	2,970,560	54,149
Residential (1-4 family)	2,072,951	2,102,525	464,571	2,121,584	44,237
Home equity lines	620,487	620,487	458,517	622,126	21,767
Multifamily	—	—	—	—	—
Commercial	7,976,205	7,976,205	1,431,437	8,035,321	378,001
Consumers
Consumer and installment loans	—	—	—	—	—
Overdraft protection loans	—	—	—	—	—
Total	$15,295,818	$15,432,044	$4,056,915	$15,530,815	$534,658
December 31, 2012
Commercial	$2,047,775	$2,063,051	$814,300	$2,216,832	$98,773
Real estate
Construction	1,965,001	2,020,509	740,003	2,214,060	84,621
Residential (1-4 family)	3,514,580	3,543,639	635,110	3,540,771	205,329
Home equity lines	813,502	813,502	626,677	813,876	32,890
Multifamily	403,094	403,094	113,094	407,157	22,790
Commercial	5,458,756	5,558,755	512,762	3,803,834	486,785
Consumers
Consumer and installment loans	127,850	127,850	24,410	130,015	6,160
Overdraft protection loans	—	—	—	—	—
Total	$14,330,558	$14,530,400	$3,466,356	$13,126,545	$937,348

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

The following table presents our assets and liabilities related to continuing operations, which are measured at fair value on a recurring basis for each of the fair value hierarchy levels, as of June 30, 2013 and December 31, 2012:

	Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Assets at June 30, 2013
Investment securities—available for sale
U.S. government agency obligations	$12,862,202	$—	$12,862,202	$—
Mortgage-backed securities	1,770,723	—	1,770,723	—
Municipal securities	1,940,306	—	1,940,306	—
Corporate debt securities	—	—	—	—
Loans held for sale	166,586,206	—	166,586,206	—
Derivative financial liability	$365,901	$—	$365,901	$—
Assets at December 31, 2012
Investment securities—available for sale
U.S. government agency obligations	$10,573,842	$—	$10,573,842	$—
Mortgage-backed securities	2,031,894	—	2,031,894	—
Municipal securities	1,522,212	—	1,522,212	—
Corporate debt securities	505,785	—	505,785	—
Loans held for sale	419,075,089	—	419,075,089	—
Derivative financial liability	$511,923	$—	$511,923	$—

The following table provides quantitative disclosures about the fair value measurements of our assets related to continuing operations which are measured at fair value on a nonrecurring basis as of June 30, 2013 and December 31, 2012.

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2013
Real estate owned	$95,074	$—	$—	$95,074
Restructured and impaired loans, net	11,238,903	—	—	11,238,903
At December 31, 2012
Real estate owned	$—	$—	$—	$—
Restructured and impaired loans, net	10,864,202	—	—	10,864,202

The following table displays quantitative information about Level 3 Fair Value Measurements for March 31, 2013 and December 31, 2012.

	Fair Value Measurement at June 30, 2013
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Commercial	$1,050,198	Market comparables	Discount applied to market comparables (1)	43%
Real Estate
Construction	1,873,586	Market comparables	Discount applied to market comparables (1)	43%
Residential (1-4 family)	1,608,381	Market comparables	Discount applied to market comparables (1)	40%
Home equity lines	161,970	Market comparables	Discount applied to market comparables (1)	24%
Multifamily	—	Market comparables	Discount applied to market comparables (1)	—%
Commercial	6,544,768	Market comparables	Discount applied to market comparables (1)	33%
Consumer
Consumer and installment loans	—	Market comparables	Discount applied to market comparables (1)	—%
Total restructures and impaired loans	$11,238,903
Real estate owned	$95,074	Market comparables	Discount applied to market comparables (1)	37%

	Fair Value Measurement at December 31, 2012
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Commercial	$1,233,475	Market comparables	Discount applied to market comparables (1)	50%
Real Estate
Construction	1,224,998	Market comparables	Discount applied to market comparables (1)	36%
Residential (1-4 family)	2,879,470	Market comparables	Discount applied to market comparables (1)	31%
Home equity lines	186,825	Market comparables	Discount applied to market comparables (1)	51%
Multifamily	290,000	Market comparables	Discount applied to market comparables (1)	25%
Commercial	4,945,994	Market comparables	Discount applied to market comparables (1)	16%
Consumer
Consumer and installment loans	103,440	Market comparables	Discount applied to market comparables (1)	20%
Total restructures and impaired loans	$10,864,202

(1) A discount percentage is applied based on age of independent appraisals, current market conditions, and experience within the local markets.
For the three and six months ended June 30, 2013, there were no gains or losses to report on the sale of other real estate owned. There were no gains or losses to report on the sale of other real estate owned for the three months ended June 30, 2012. For the six months ended June 30, 2012, there were gains to report on the sale of other real estate owned of $99,109. Gains or losses on sale of other real estate owned are included in foreclosed property expense.
At the time a loan secured by real estate becomes real estate owned we record the property at fair value net of estimated selling costs. Upon foreclosure and through liquidation, we evaluate the property’s fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. No valuation adjustments related to other real estate owned were recorded in the three and six months ended June 30, 2013. Valuations adjustments totaling $218,500 related to other real estate owned were recorded in the three and six months periods ended June 30, 2012. Adjustments, when necessary, are included in foreclosed property expense.
Valuation Methods
The following notes summarize the significant assumptions used in estimating the fair value of financial instruments:

Short-term financial instruments are valued at their carrying amounts and included in the Company’s balance sheet, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments. This approach applies to cash and cash equivalents, loans held for sale and overnight borrowings.
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
Derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date. Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction. Valuation adjustments may be made to reflect both our credit risk and the counterparties’ credit quality in determining the fair value of the derivative. Level 2 inputs for the valuations are limited to observable market prices for London Interbank Offered Rate (LIBOR) observable market prices for LIBOR swap rates, and three month LIBOR basis spreads at commonly quoted intervals. Our derivative financial liability consists of an interest rate swap that qualifies as a cash flow hedge which had an unrealized loss of $365,901 at June 30, 2013 and $511,923 at December 31, 2012.
Real Estate Owned is carried at the fair value less estimated selling costs. Upon foreclosure and through liquidation, we evaluate the property's fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value less selling costs. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Fair value is determined through an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data (Level 2). When evaluating fair value, management may discount the appraisal further if, based on their understanding of the market conditions, it is determined the collateral is further impaired below the appraisal value (Level 3). Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. We did not record any losses due to valuation adjustments for the three and six months ended June 30, 2013. We recorded losses of $592,575 due to valuation adjustments on real estate owned within foreclosed property expense in the year ended December 31, 2012.
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
Fair Value of Financial Instruments
The following table presents the carrying amounts and fair value of our financial instruments at June 30, 2013 and December 31, 2012. GAAP defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than through a forced or liquidation sale for purposes of this disclosure. The carrying amounts in the table are included in the balance sheet under the indicated captions.

		Fair Value Measurements at June 30, 2013 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3	Balance
Assets
Cash and cash equivalents	$91,216,669	$91,216,669	$—	$—	$91,216,669
Investment securities available for sale	16,573,231	—	16,573,231	—	16,573,231
Loans held for sale	166,586,206	—	166,586,206	—	166,586,206
Loans held for investment (net)	686,056,446	—	—	699,076,590	699,076,590
Accrued interest receivable	2,087,149	—	2,087,149	—	2,087,149
Restricted equity securities	3,792,350	—	3,792,350	—	3,792,350
Bank owned life insurance	7,290,371	—	7,290,371	—	7,290,371
Liabilities
Deposits	$898,685,975	$—	$894,833,833	$—	$894,833,833
Borrowings	11,225,475	—	11,333,070	—	11,333,070
Accrued interest payable	125,383	—	125,383	—	125,383
Derivative financial liability	365,901	—	365,901	—	365,901

		Fair Value Measurements at December 31, 2012 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3	Balance
Assets
Cash and cash equivalents	$57,774,578	$57,774,578	$—	$—	$57,774,578
Investment securities available for sale	14,633,733	—	14,633,733	—	14,633,733
Loans held for sale	419,075,089	—	419,075,089	—	419,075,089
Loans held for investment (net)	650,184,162	—	—	662,330,624	662,330,624
Accrued interest receivable	1,959,010	—	1,959,010	—	1,959,010
Restricted equity securities	12,363,200	—	12,363,200	—	12,363,200
Bank owned life insurance	7,173,059	—	7,173,059	—	7,173,059
Liabilities
Deposits	$901,781,872	$—	$897,568,108	$—	$897,568,108
Borrowings	209,298,523	—	209,429,217	—	209,429,217
Accrued interest payable	230,057	—	230,057	—	230,057
Derivative financial liability	511,923	—	511,923	—	511,923

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
At June 30, 2013, there were 229,408 split-adjusted options outstanding and exercisable. All options in the plan are fully vested and no additional options were granted in the periods covered. There were 4,585 options exercised in the second quarter of 2013 and 32,473 options exercised in the first half of 2013. No options on shares were forfeited in the second quarter and first half of 2012.
Compensation expense related to our restricted stock totaled $164,803 and $328,255 in the second quarter and first half of 2013, respectively. A deferred tax benefit related to restricted stock of $27,790 was recorded in the second quarter. Non-vested shares in restricted stock totaled 366,224 at June 30, 2013. These shares, which typically vest over a 60 month period, have remaining vesting periods of between 1 and 54 months with unrecognized remaining compensation expense of $1,184,131. We issued 0 and 2,500 shares of restricted stock in the second quarter and first half of of 2013. No shares vested in the second quarter of 2013 and 29,664 shares vested in the first six months of 2013. Additionally, no shares were forfeited in the second quarter and first six months of 2013.
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

Segment information for the three and six months ended June 30, 2013 and 2012 is shown in the following tables.

Selected Financial Information

	Commercial and Other Banking	Mortgage Banking Operations	Inter-segment Eliminations	Total
Three Months Ended June 30, 2013
Income:
Interest income	$10,768,727	$206,760	$—	$10,975,487
Non-interest income	1,483,453	20,572,388	(381,570)	21,674,271
Total operating income	12,252,180	20,779,148	(381,570)	32,649,758
Expenses:
Interest expense	(1,183,923)	—	—	(1,183,923)
Provision for loan losses	—	—	—	—
Personnel expense	(3,565,057)	(14,626,970)	(14,548)	(18,206,575)
Other non-interest expenses	(2,807,784)	(5,554,643)	396,118	(7,966,309)
Total operating expenses	(7,556,764)	(20,181,613)	381,570	(27,356,807)

Income before income taxes	4,695,416	597,535	—	5,292,951
Provision for income taxes	(1,592,594)	(205,179)	—	(1,797,773)
Net income	$3,102,822	$392,356	$—	$3,495,178

Three Months Ended June 30, 2012
Income:
Interest income	$10,799,279	$184,340	$—	$10,983,619
Non-interest income	1,149,174	19,981,592	(206,833)	20,923,933
Total operating income	11,948,453	20,165,932	(206,833)	31,907,552
Expenses:
Interest expense	(1,427,936)	—	—	(1,427,936)
Provision for loan losses	(1,484,400)	—	—	(1,484,400)
Personnel expense	(2,855,710)	(14,583,589)	(7,286)	(17,446,585)
Other non-interest expenses	(2,907,431)	(4,365,882)	214,119	(7,059,194)
Total operating expenses	(8,675,477)	(18,949,471)	206,833	(27,418,115)

Income before income taxes	3,272,976	1,216,461	—	4,489,437
Provision for income taxes	(1,134,599)	(421,695)	—	(1,556,294)
Net income	$2,138,377	$794,766	$—	$2,933,143

	Commercial and Other Banking	Mortgage Banking Operations	Inter-segment Eliminations	Total
Six months ended June 30, 2013
Income:
Interest income	$22,337,552	$491,805	$—	$22,829,357
Non-interest income	3,022,890	36,738,324	(905,925)	38,855,289
Total operating income	25,360,442	37,230,129	(905,925)	61,684,646
Expenses:
Interest expense	(2,621,605)	—	—	(2,621,605)
Provision for loan losses	—	—	—	—
Personnel expense	(6,988,193)	(26,458,319)	(30,614)	(33,477,126)
Other non-interest expenses	(5,493,899)	(9,999,019)	936,539	(14,556,379)
Total operating expenses	(15,103,697)	(36,457,338)	905,925	(50,655,110)

Income before income taxes	10,256,745	772,791	—	11,029,536
Provision for income taxes	(3,525,243)	(266,083)	—	(3,791,326)
Net income	$6,731,502	$506,708	$—	$7,238,210

Six months ended June 30, 2012
Income:
Interest income	$21,590,421	$367,772	$—	$21,958,193
Non-interest income	2,272,572	36,647,562	(600,193)	38,319,941
Total operating income	23,862,993	37,015,334	(600,193)	60,278,134
Expenses:
Interest expense	(2,895,080)	—	—	(2,895,080)
Provision for loan losses	(3,415,079)	—	—	(3,415,079)
Personnel expense	(5,737,757)	(27,057,072)	(14,475)	(32,809,304)
Other non-interest expenses	(5,251,672)	(7,941,281)	614,668	(12,578,285)
Total operating expenses	(17,299,588)	(34,998,353)	600,193	(51,697,748)

Income before income taxes	6,563,405	2,016,981	—	8,580,386
Provision for income taxes	(2,277,839)	(699,996)	—	(2,977,835)
Net income	$4,285,566	$1,316,985	$—	$5,602,551

Segment Assets
June 30, 2013	$855,993,950	$192,800,027	$(27,395,292)	$1,021,398,685
December 31, 2012	$796,319,227	$456,716,145	$(37,457,219)	$1,215,578,153
NOTE 10. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets with indefinite lives are recorded at cost and are reviewed at least annually for impairment based on evidence of certain impairment indicators. Intangible assets with identifiable lives are amortized over their estimated useful lives. The intangible assets have a weighted-average useful life of one year and two months.
Information concerning goodwill and intangible assets is presented in the following table:

	June 30, 2013	December 31, 2012
Amortizable intangible assets	$1,250,000	$1,250,000
Accumulated amortization—intangible assets	(1,056,547)	(967,261)
Amortizable intangible assets, net	$193,453	$282,739
Goodwill	$775,000	$775,000

Amortization expense for intangible assets totaled $44,643 and $89,286, respectively, for each of the three and six month periods, ending June 30, 2013 and 2012.

Estimated Amortization Expense:
For the remaining months of the year ended 12/31/2013	89,286
For the year ended 12/31/14	104,167
$193,453
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
Our credit exposure, if any, on the interest rate swap is limited to the net favorable value (net of any collateral pledged) and interest payments of the swap by the counter-party. Conversely, when an interest rate swap is in a liability position we are required to post collateral to PNC which is evaluated monthly and adjusted based on the fair value of the hedge on the last day of the month. The fair value of this swap instrument was a liability of $366 thousand at June 30, 2013 for which our collateral requirement was $400 thousand.

NOTE 12. SUBSEQUENT EVENT - COMMON STOCK DIVIDEND
On July 25, 2013 we announced that the Board of Monarch Financial Holdings, Inc., had approved a quarterly common stock cash dividend. The quarterly cash dividend is $0.06 per share for common shareholders of record on August 9, 2013, payable on August 30, 2013.

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
Periodically, we participate in a “mandatory” delivery program for mortgage loans. Under the mandatory delivery system, loans with interest rate locks are paired with the sale of a notional security bearing similar attributes. Interim income or loss on the pairing of the loans and securities is recorded in mortgage banking income on our income statement. In addition, at the time the loan is delivered to an investor, matched securities are repurchased and a gain or loss on the pairing is recorded in mortgage banking income on our income statement. Management has elected to limit our exposure to this form of delivery to $50 million in outstanding loans. We were not participating in the mandatory delivery program at June 30, 2013 or December 31, 2012.
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

RESULTS OF OPERATIONS
Net Income
Our consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, after all significant inter-company transactions have been eliminated. Net income attributable to our non-controlling interests of $429 thousand and $156 thousand, and $713 thousand and $309 thousand, respectively, are deducted for the quarters and first six months ended June 30, 2013 and 2012, to arrive at net income attributable to Monarch Financial Holdings, Inc. The ensuing references and ratios are related to net income attributable to Monarch Financial Holdings, Inc., (hereon referred to as "net income") after net income attributable to non-controlling interests has been deducted.
Net Income Attributable to Monarch Financial Holdings, Inc.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$3,495,178	$2,933,143	$7,238,210	$5,602,551
Less: Net income attributable to non-controlling interests	(428,540)	(156,156)	(713,443)	(309,458)
Net income attributable to Monarch Financial Holdings, Inc.	$3,066,638	$2,776,987	$6,524,767	$5,293,093

Net income for the quarter ended June 30, 2013 was $3.1 million, an increase of $250 thousand or 10.4% over the same quarter in 2012. Basic earnings per share for the second quarter of 2013 and 2012 were $0.29 and $0.33, respectively, while diluted earnings per share were $0.29 and $0.27 for the same periods. Net income for the first six months ended June 30, 2013 was $6.5 million, an increase of $1.2 million or 23.3% over 2012. Basic earnings per share for the first six months of 2013 and 2012 were $0.66 and $0.63, respectively, while diluted earnings per share were $0.62 and $0.52, for the same respective periods.
Two important and commonly used measures of profitability are return on assets (net income as a percentage of average total assets) and return on equity (net income as a percentage of average stockholders’ equity). Our annualized return on assets (“ROA”) for the three and six month periods ending June 30, 2013 was 1.19% and 1.23%, compared to 1.18% and 1.14% for the same respective periods ended June 30, 2012. Our annualized return on equity (“ROE”) for the second quarter and first six months of 2013 were 13.42% and 14.61%, respectively, compared to 14.14% and 13.63% in 2012.
Lower deposit cost coupled with a zero provision expense were the source of improved profitability in the second quarter of 2013 compared to 2012, providing an additional $1.7 million in earnings. Interest income growth coupled with lower deposit cost and a zero provision provided an additional $4.6 million in earnings in the first half of 2013 compared to 2012. Total non-interest income increased $750 thousand and $535 thousand, respectively, in the second quarter and first six months of 2013 compared to 2012. Non-interest expense was higher in the second quarter and first half of 2013 compared to 2012 by $1.7 million and $2.6 million. Income tax provision was also higher by $241 thousand and $813 thousand, for the same respective periods.
Net interest income increased $236 thousand, to $9.8 million in the second quarter of 2013, when compared to $9.6 million in 2012 . In the first half of 2013 net interest income increased $1.1 million, to $20.2 million , when compared to $19.1 million in 2012. Non-interest income was $21.7 million and $38.9 million in the second quarter and first six months of 2013, when compared to $20.9 million and $38.3 million one year prior. Non-interest expense was $26.2 million and $48.0 million, respectively, in the second quarter and first half of 2013 compared to $24.5 million and $45.4 million in 2012.
Our provision for loan losses in second quarter and first half of 2013 was zero compared to $1.5 million and $3.4 million for the same periods in 2012. We reported recoveries in excess of charge offs of $531 thousand in the second quarter of 2013. In the first six months of 2013 we reported recoveries in excess of charge offs of $410 thousand. Net charge offs in the second quarter and first half of 2012 were $1.1 million and $2.6 million, respectively.
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
Net interest income was $9.8 million in the second quarter of 2013, compared to $9.6 million in 2012. Total interest income was $11.0 million in both the second quarter of 2013 and 2012, while total interest expense was $1.2 million and $1.4 million for the same periods. Our greatest earning assets are loans which are comprised of two major portfolio classifications: loans held for investment and loans held for sale. Despite increased volume in our loans held for investment portfolio, the combination of declining volume in our loans held for sale portfolio during the quarter and lower overall loan pricing in both portfolios led to a minimal decline in quarterly interest income. Lower interest rates on money market accounts and time deposits coupled with lower quarterly time deposit volume were the source of improvement to interest expense. Asset yield declined 40 basis points for the quarter over the previous year, to 4.60%, and liability costs declined 15 basis points to 0.67% during the same period buffering the impact to net interest margin.
Earning asset volume increased $73.5 million in the second quarter of 2013 compared to 2012. Loans held for investment grew by $70.7 million and federal funds sold grew by $30.0 million. Securities increased by $6.4 million and deposits in other banks increased $7.0 million. Loans held for sale declined $38.8 million quarter over quarter. Interest bearing liabilities increased $12.1 million in the second quarter of 2013 compared to 2012 due to deposit growth. Interest bearing deposits grew $16.6 million while borrowings declined $4.5 million.
In the first half of 2013 net interest income was $20.2 million compared to $19.1 million, one year prior. Total interest income was $22.8 million compared to $22.0 million in 2012. Total interest expense declined $244 thousand to $2.6 million in 2013 from $2.9 million in 2012. Our loans held for investment portfolio was the source of interest income growth in the first half of 2013 with volume the contributing factor. Growth in our federal funds sold, securities and deposits in other banks were also contributing factors. Year to date, despite higher average volume, interest income on loans held for sale was down marginally, due to lower rates. A portion of the savings achieved through lower deposit costs were partially offset by higher borrowing costs. Asset yield was down 41 basis points year to date, at 4.65% and liability costs also declined 14 basis points to 0.70%.
Earning asset volume increased $118.6 million in the first half of 2013 compared to 2012. Our loans held for investment portfolio increased $68.8 million on average and loans held for sale increased $21.3 million. Federal funds sold increased $14.6 million, deposits in other banks increased $7.3 million and securities increased $6.7 million. Interest bearing deposits grew $18.3 million and borrowings increased $42.1 million.
Loans held for investment are commercial, real estate, and consumer loans originated and maintained on the Bank's books. Interest income on our loans held for investment portfolio for the second quarter and first half of 2013 was $9.0 million and $18.0 million, respectively, compared to $8.6 million and $17.2 million in 2012. Income growth from loans held for sale was volume driven in the second quarter of 2013 compared to 2012, while year to date income was the result of both rate and volume. When compared to prior year, the yield on loans held for investment declined 34 basis points in the second quarter and 33 basis points in the first six months of 2013. Loans held for investment had a blended yield in the quarter of 5.36% and 5.43% in the first six months ended June 30, 2013. Market competition has increased for commercial and some real estate loans, driving loan pricing down.
Loans held for sale, which are residential mortgages originated by our mortgage division and sold to investors, earn interest while on our books but at rates lower than our loans held for investment portfolio. Interest income in the second quarter of 2013 on loans held for sale was $1.8 million, a $489 thousand decrease over second quarter 2012. Interest income in the first six months of 2013 was $4.5 million, level with prior year. The normal holding period for these loans has typically been 35 to 45 days. However, in June 2013 the holding period declined to 30 to 35 days, on average. This portfolio is subject to greater fluctuations in outstanding balances due to a combination of market demand, economic conditions and the prevailing mortgage rates. In the second quarter of 2013 decreased earnings are the result of both lower rate and volume. Year to date, volume growth has been outpaced by lower rates. Yield on our loans held for sale portfolio has declined 26 basis points in the quarter and 32 basis points in the first half of 2013 compared to 2012.
Federal funds are typically the result of deposit, borrowing and capital levels (funding sources) exceeding asset demand, primarily in the form of lending activity, security purchases and other asset requirements (funding needs). These excess funds are placed overnight in low yielding investment accounts until it can be absorbed by demand or rolled out through maturities. In both the second quarter and first six months of 2013, the decline in outstanding average loans held for sale balances compared to year end 2012 levels ($423.3 million average) created an excess in funding sources which were deployed to federal funds. Yield on our federal funds was 0.23% in the second quarter and first six months of 2013 compared to 0.24% and 0.25% in the same respective periods of 2012.

Deposits in other banks include the federal home loan bank and the federal reserve. Many of our investors settle their purchase of our loans held for sale portfolio through the federal home loan bank as part of the loans held for sale program. With the shorter holding period on loans held for sale, daily settlements have been higher, creating lower average balances. The federal reserve has certain deposit reserve requirements related to our transactional accounts. This reserve requirement has increased with deposit growth. Yield on these deposits was 0.27% and 0.24% for the second quarter and first half of 2013, compared to 0.24% and 0.22% for the same respective periods in 2012.
Net growth in investment securities in both the second quarter and year to date was the source of the marginal income growth in security income. Security calls and maturities have been approximately $4.5 million in the past 12 months with purchases of$12.0 million. Higher yielding agencies have been called because current market rates are low. Security yields in the second quarter and first six months of 2013 were 1.53% and 1.56% compared to 2.26% and 2.27%, one year prior.
Interest bearing deposits increased $16.6 million in the second quarter of 2013 and $18.3 million in the first six months when compared to the same periods in 2012. Money market and time deposits are our higher cost deposits. Money market accounts grew $47.2 million quarter over quarter and $50.8 million, year over year. Time deposits declined $46.6 million in the second quarter of 2013 compared to 2012 and $48.8 million when comparing the first six months of 2013 to 2012. Lower rates on our money market deposits created a net savings of $93.1 thousand in the quarter and $177.8 thousand in the first half of 2013 compared to 2012. Time deposits include both bank, or core balances, and brokered deposits. Brokered deposits are often utilized to provide funding for our loans held for sale portfolio. These brokered deposits are available through a program called Certificate of Deposit Account Registry Service® (“CDARS”) and through other markets. We utilized CDARS less heavily in the second quarter and first half of 2013 compared to 2012. The average outstanding CDARs deposit balances declined $29.7 million quarter over quarter and $32.4 million year over year. Core time deposits declined $16.9 million in the quarter and $16.4 million year over year. Due to growth in non-interest bearing deposits, we have elected to allow high priced core time deposits to mature without replacement. Money markets interest cost has declined 21 basis points and 20 basis points in the second quarter and first six months of 2013 compared to 2012. Time deposit interest cost has declined 7 basis points in both comparative periods.
Average borrowings declined $4.5 million in the second quarter but increased $42.1 million in the first six months of 2013 compared to 2012. The majority of funding for our loans held for sale portfolio is either provided through CDARs deposits or through Federal Home Loan Bank ("FHLB") borrowings. In the second quarter of 2013, with loans held for sale demand declining we were able to reduce FHLB borrowings in addition to CDARs.
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
Our net interest rate spread on a tax-equivalent basis decreased 25 basis points to 3.93% for second quarter and decreased 27 basis points to 3.95% in the first six months of 2013, when compared to the same periods in 2012. Our net interest margin for the second quarter and first half of 2013 was 4.11% and 4.12%, respectively. This represents a decline of 25 basis points from 4.36% in second quarter of 2012 and 28 basis points decline from 4.40% in the first six months of 2012 .
Bank Owned Life Insurance (BOLI) has been included in interest earning assets. We purchased $6.0 million in BOLI during the fourth quarter of 2005. The income on BOLI is not subject to federal income tax, giving it a tax-effective yield of 5.03% for both periods in 2013 compared to 5.36% in 2012.
In July 2006, we increased capital through the issuance of $10,000,000 in trust preferred securities. These securities are treated as subordinated debt and have been included in borrowings. The cost on trust preferred securities is fixed at 4.86%. In June 2012, we added a short term holding company loan from PNC Bank for $5.0 million. We repaid this line June 7, 2013. The line, which qualified as Tier 1 capital for the Bank, was carried in short term borrowings.
The following tables set forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and the related income, expense and corresponding weighted average yields and costs.

The following is an analysis of net interest income, on a taxable equivalent basis.

NET INTEREST INCOME ANALYSIS

	For Three Months Period Ended June 30, 2013			For Three Months Period Ended June 30, 2012
	Average Balance	Income/ Expense	Yield Rate (1)	Average Balance	Income/ Expense	Yield Rate (1)
ASSETS
Securities, at amortized cost (2)	$16,450,943	$62,562	1.53%	$10,010,901	$56,130	2.26%
Loans, held for investment, net	676,893,847	9,040,004	5.36%	606,213,746	8,590,781	5.70%
Loans, held for sale	200,733,403	1,773,692	3.54%	239,558,131	2,262,973	3.80%
Federal funds sold	44,726,993	25,312	0.23%	14,705,168	8,903	0.24%
Dividend-earning restricted equity securities	3,786,185	69,225	7.33%	5,768,600	64,974	4.53%
Deposits in other banks (5)	15,020,300	9,952	0.27%	8,045,470	4,898	0.24%
Bank owned life insurance (2)	7,260,613	91,123	5.03%	7,037,853	93,786	5.36%
Total earning assets	964,872,284	11,071,870	4.60%	891,339,869	11,082,445	5.00%
Less: Allowance for loan losses	(10,822,651)			(10,267,253)
Nonperforming loans	3,142,906			7,120,247
Total non-earning assets	75,152,608			58,867,409
Total assets	$1,032,345,147			$947,060,272
LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$51,755,109	$24,216	0.19%	$39,702,481	$20,686	0.21%
Regular savings	22,394,665	22,809	0.41%	18,426,781	21,547	0.47%
Money market savings	335,915,363	363,834	0.43%	288,688,439	456,906	0.64%
Time deposits	282,828,125	610,054	0.87%	329,426,304	767,765	0.94%
Total interest-bearing deposits	692,893,262	1,020,913	0.59%	676,244,005	1,266,904	0.75%
Borrowings	15,865,579	163,010	4.12%	20,366,663	161,032	3.18%
Total interest-bearing liabilities	708,758,841	$1,183,923	0.67%	696,610,668	$1,427,936	0.82%
Non-interest-bearing liabilities
Demand deposits	205,779,322			151,014,140
Other non-interest-bearing liabilities	26,169,286			20,466,318
Total liabilities	940,707,449			868,091,126
Stockholders’ equity	91,637,698			78,969,146
Total liabilities and stockholders’ equity	$1,032,345,147			$947,060,272
Net interest income (2)		$9,887,947			$9,654,509
Interest rate spread (2)(3)			3.93%			4.18%
Net interest margin (2)(4)			4.11%			4.36%

(1)	Yields are annualized and based on average daily balances.

(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 35%, with a $37,153 adjustment for 2013 and a federal tax rate of 34%, with a $36,927 adjustment for 2012.

(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.

(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

(5)	2012 average balance has been increased $6,443,562 for Federal Reserve balances that were excluded. The impact is a 3 basis point reduction in net interest margin.

	For Six Months Period Ended June 30, 2013			For Six Months Period Ended June 30, 2012
	Average Balance	Income/ Expense	Yield Rate (1)	Average Balance	Income/ Expense	Yield Rate (1)
ASSETS
Securities, at amortized cost (2)	$16,188,332	$125,386	1.56%	$9,508,214	$107,378	2.27%
Loans, held for investment, net	669,591,077	18,014,998	5.43%	600,826,545	17,215,184	5.76%
Loans, held for sale	258,142,198	4,507,264	3.52%	236,871,457	4,519,606	3.84%
Federal funds sold	26,832,798	30,470	0.23%	12,202,519	15,162	0.25%
Dividend-earning restricted equity securities	6,146,976	143,660	4.71%	6,442,483	102,474	3.20%
Deposits in other banks (5)	15,031,444	18,094	0.24%	7,731,708	8,446	0.22%
Bank owned life insurance (2)	7,231,831	180,480	5.03%	7,007,491	186,714	5.36%
Total earning assets	999,164,656	23,020,352	4.65%	880,590,417	22,154,964	5.06%
Less: Allowance for loan losses	(10,923,015)			(9,994,671)
Nonperforming loans	3,238,224			6,481,464
Total non-earning assets	76,025,186			57,044,843
Total assets	$1,067,505,051			$934,122,053
LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$51,242,222	$50,621	0.20%	$39,519,620	$43,052	0.22%
Regular savings	22,523,385	46,708	0.42%	17,939,750	42,179	0.47%
Money market savings	336,537,953	746,372	0.45%	285,694,974	924,159	0.65%
Time deposits	274,173,671	1,206,674	0.89%	322,993,452	1,539,301	0.96%
Total interest-bearing deposits	684,477,231	2,050,375	0.60%	666,147,796	2,548,691	0.77%
Borrowings	69,530,376	571,230	1.66%	27,410,170	346,389	2.54%
Total interest-bearing liabilities	754,007,607	$2,621,605	0.70%	693,557,966	$2,895,080	0.84%
Non-interest-bearing liabilities
Demand deposits	196,759,323			144,321,013
Other non-interest-bearing liabilities	26,695,205			18,133,166
Total liabilities	977,462,135			856,012,145
Stockholders’ equity	90,042,916			78,109,908
Total liabilities and stockholders’ equity	$1,067,505,051			$934,122,053
Net interest income (2)		$20,398,747			$19,259,884
Interest rate spread (2)(3)			3.95%			4.22%
Net interest margin (2)(4)			4.12%			4.40%

(1)	Yields are annualized and based on average daily balances.

(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 35%, with a $73,683 adjustment for 2013 and a federal tax rate of 34%, with a $73,540 adjustment for 2012.

(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.

(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

(5)	2012 average balance has been increased $6,251,268 for Federal Reserve balances that were excluded. The impact is a 3 basis point reduction in net interest margin.

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
RECONCILIATION OF NET INTEREST INCOME
TO TAX EQUIVALENT INTEREST INCOME

Non-GAAP	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Interest income:
Total interest income	$10,975,487	$10,983,619	$22,829,357	$21,958,193
Bank owned life insurance	59,230	61,899	117,312	123,231
Tax equivalent adjustment (35% tax rate)
Bank owned life insurance	31,893	31,887	63,168	63,483
Municipal securities	5,260	5,040	10,515	10,057
Adjusted income on earning assets	11,071,870	11,082,445	23,020,352	22,154,964
Interest expense:
Total interest expense	1,183,923	1,427,936	2,621,605	2,895,080
Net interest income—adjusted	$9,887,947	$9,654,509	$20,398,747	$19,259,884

Net interest income increased approximately $233 thousand in the second quarter and $1.1 million in the first half of 2013 compared to 2012. Interest income declined $11 thousand quarter over quarter, but increased $865 thousand, year to date. Interest expense declined $244 thousand in the second quarter and $273 thousand, year to date. Reduced interest expense was the source of increased net interest income in the second quarter of 2013 compared to 2012. Year to date, the combination of growth in interest income coupled with reduced interest expense resulted in and increase in net interest income.
Changes in Net Interest Income (Rate/Volume Analysis)
Net interest income is the product of the volume of average earning assets and the average rates earned, less the volume of average interest-bearing liabilities and the average rates paid. The portion of change relating to both rate and volume is allocated to each of the rate and volume changes based on the relative change in each category.
In the second quarter of 2013 loan growth in our loans held for investment portfolio provided $1.0 million in earnings, but lower interest rates reduced these earnings by $596 thousand. The decline in volume of our loans held for sale portfolio coupled with lower interest rates further reduced earnings $489 thousand for a net reduction in loan income of $40 thousand in the quarter. Reduced rates on money market accounts and time deposits provided a $215 thousand benefit to earnings through reduced expense. Lower volume in time deposits also contributed to earnings through reduced expenses.
In the first six months of 2013 loan growth provided $2.4 million in interest income which was reduced by $1.6 million due to lower volume. Loans held for investment were the source of $800 thousand in interest income growth that was reduced $13 thousand through lower volume and rates in our loans held for sale portfolio. Reduced money market and time deposits rates provided interest savings of $435 thousand and reduced time deposit volume provided additional interest savings.
The following table analyzes the changes in both rate and volume components of net interest income on a tax equivalent basis.

RATE / VOLUME ANALYSIS
(in thousands)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013 vs. 2012			2013 vs. 2012
	Interest Increase (Decrease)	Change Attributable to		Interest Increase (Decrease)	Change Attributable to
		Rate	Volume		Rate	Volume
Interest income
Loans:
Commercial	$264	$(498)	$762	$516	$(957)	$1,473
Real Estate	316	(64)	380	458	(194)	652
Consumer	(131)	(34)	(97)	(174)	(76)	(98)
Loans held for sale	(489)	(139)	(350)	(13)	(401)	388
Total loans	(40)	(735)	695	787	(1,628)	2,415
Securities:
Federal agencies	7	(9)	16	16	(16)	32
Mortgage-backed	(2)	(2)	—	(2)	(5)	3
Municipal Securities	3	(5)	8	5	(7)	12
Other securities	(1)	—	(1)	(1)	—	(1)
Total securities	7	(16)	23	18	(28)	46
Federal funds sold	16	(1)	17	16	(1)	17
Dividend-earning restricted equity securities	4	31	(27)	41	46	(5)
Deposits in other banks	5	—	5	10	1	9
Bank owned life insurance	(3)	(6)	3	(7)	(13)	6
Total interest income	$(11)	$(727)	$716	$865	$(1,623)	$2,488

Interest expense
Deposits:
Demand	$3	(3)	6	$8	$(4)	12
Money market	(93)	(160)	67	(178)	(324)	146
Savings	2	(2)	4	5	(5)	10
Time	(158)	(55)	(103)	(332)	(111)	(221)
Total deposits	(246)	(220)	(26)	(497)	(444)	(53)
Borrowings	2	42	(40)	224	(157)	381
Total interest expense	(244)	(178)	(66)	(273)	(601)	328
Net interest income	$233	$(549)	$782	$1,138	$(1,022)	$2,160

Non-Interest Income
Non-interest income was $21.7 million in the first quarter of 2013, a $215 thousand or 1.2% decline from the first quarter of 2012. Mortgage banking income, which was $418 thousand less than one year prior is the primary source of this reduction. Non-interest income is broken out into more detail in the following table.

NON-INTEREST INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Mortgage banking income	$20,572,388	$20,152,078	$36,738,324	$36,736,289
Service charges and fees	477,660	467,565	928,814	881,616
Title company income	232,423	168,622	486,774	282,880
Bank owned life insurance income	59,230	61,899	117,312	123,231
Investment and insurance commissions	245,524	16,676	452,460	31,312
Gain (loss) on sale of assets	16,295	(4,025)	16,295	(4,025)
Other	70,751	61,118	115,310	268,638
	$21,674,271	$20,923,933	$38,855,289	$38,319,941
Mortgage banking income represents fees from originating and selling residential mortgage loans as well as commercial mortgages through Monarch Mortgage and our wholly owned commercial mortgage banking subsidiary, Monarch Capital, LLC. Mortgage banking income is $420 thousand higher in the second quarter of 2013 compared to 2012. Total number of loans and volume closed was 2,232 and $607.2 million compared to 2,324 and $606.2 million, one year prior. Mortgage banking income is $2 thousand higher in the first six months of 2013 compared to 2012. Year to date number of loans and volume closed was 4,266 and $1.15 billion compared to 4,315 and $1.15 billion. Purchased volume was 52% in both 2013 and 2012. The average closed loan amount remains in the mid to upper $200 thousand range.
Service charges and fees on deposit accounts increased $10 thousand in the second quarter and $47 thousand in the first half of 2013 compared to 2012. The primary components of service charges and fees are non-sufficient fund and overdraft fees and ATM transaction fees. This growth is attributable to deposit growth, year over year. We have an agreement with a third-party vendor to brand ATMs in Food Lion grocery stores in southeast Virginia and northeast North Carolina. In return for supplying the cash for the machines and paying the machines’ cash servicing fees, we receive a portion of the transaction surcharge, and our customers can withdraw cash from the machines without a fee or transaction surcharge. We have 13 ATMs located at our banking center sites. Combined with our third-party vendor relationship, our network includes 56 active branded ATMs.
Through Monarch Investment, LLC, we own a 75% interest in a title company, Real Estate Security Agency, LLC (RESA), which is being treated as a consolidated entity for accounting purposes. RESA income increased $63 thousand in the second quarter and $204 thousand in the first six months of 2013 compared to 2012. Higher production levels and company expansion were contributing factors in income growth.
BOLI is included in the net interest income calculation for yield analysis. We purchased $6.0 million in BOLI during the fourth quarter of 2005. The income from BOLI, which is not subject to tax, decreased $3 thousand in the second quarter and $6 thousand, year to date compared to 2012. The tax-effective income earnings were $91 thousand and $180 thousand in the second quarter and first half of 2013 compared to $94 thousand and $187 thousand in 2012. The extended low rate environment has impacted earnings on BOLI.
Investment and insurance income increased $229 thousand in the second quarter and $421 thousand in the first six month of 2013 compared to 2012. This growth is due to the addition of Monarch Bank Private Wealth ("MBPW") in the third quarter of 2012.

Non-interest Expense
The following table summarizes our non-interest expense for the periods indicated:

NON-INTEREST EXPENSE

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Salaries and employee benefits	$8,502,755	$7,093,920	$16,707,830	$13,724,438
Commissions and incentives	9,703,820	10,352,665	16,769,296	19,084,866
Loan expense	2,630,295	2,184,323	4,460,732	3,799,454
Occupancy expenses, net of rental income	1,336,345	1,138,219	2,545,521	2,214,667
Furniture and equipment expense	794,100	576,879	1,451,442	1,099,512
Marketing expense	744,646	593,526	1,257,604	1,003,817
Data processing services	435,771	363,342	836,729	709,332
Professional fees	222,768	253,056	509,857	472,169
Telephone	308,138	236,828	563,062	450,570
FDIC Insurance	92,155	187,132	266,830	368,903
Stationery and supplies	205,880	200,180	373,990	354,099
Virginia Franchise Tax	201,951	143,853	345,803	290,065
Postage and shipping	183,919	146,029	343,710	284,958
Travel expense	139,957	95,497	216,936	167,164
ATM expense	73,524	83,607	144,900	146,590
Amortization of intangibles	44,643	44,643	89,286	89,286
Insurance expense	50,268	47,492	102,933	89,971
Title expense	30,188	25,697	66,917	39,055
Other real estate expense	1,494	18,329	2,598	24,108
Rental income, other real estate	—	(5,927)	—	(10,030)
Income on sale of other real estate, net	—	—	—	(99,109)
Other	470,267	507,989	977,529	865,204
	$26,172,884	$24,505,779	$48,033,505	$45,387,589
Total non-interest expenses increased $1.7 million in the second quarter and $2.6 million in the first six months of 2013 compared to 2012. Net overhead expense, which is the difference between non-interest income and non-interest expense, increased $917 thousand in the second quarter and $2.1 million in the first half of 2013 compared to 2012.
Employee compensation; in the form of salaries, benefits, commissions and incentives, represent approximately 70% of non-interest expense in 2013 compared to 72% in 2012. Our full time equivalent employees, at June 30, 2013 totaled 681 compared to 643 at the end of the first quarter 2013 and 604 in 2012. Salaries and benefits continue to grow, increasing $1.4 million or 19.9% in the second quarter and $3.0 million or 21.7% in the first six months of 2013 compared to 2012. Commissions and incentives are down $649 thousand in the quarter and $2.3 million year to date, despite comparative production periods. This reduction is attributable to regional shifts in production away from the Maryland and DC area to the local footprint and changess in productions compensation. Additional compliance requirements, the addition of MBPW and growth related expansion in the Bank’s sales team and banking staff have added to compensation expense, and higher loan origination expense.
We continue to reposition and expand our operations to enable us to better serve our clients. We relocated our Monarch Mortgage headquarters and Oceanfront bank office in March 2013. We opened a mortgage and commercial lending office in Newport News in January 2013. We opened a new full service banking office and added MBPW in Williamsburg, Virginia in August 2012 and a new full service banking office in Suffolk, Virginia in May 2012. Costs associated with occupancy expense have increased due to Company growth. Marketing expense has increased as a result of an ongoing advertising campaign aimed at gaining greater recognition in the market. As part of our marketing campaign, we continued the sponsorship of a third “Top Flight” award aimed at recognizing small businesses in 2013.

We only have one property in other real estate at June 30, 2013. This property was moved into other real estate in 2013. There were no properties in other real estate at December 31, 2013. There were no properties sold in the second quarter and first half of 2013. There were no properties sold in the second quarter of 2012. A valuation adjustment of $219 thousand was recorded in the second quarter of 2012. Four properties in other real estate were sold during the first half of 2012 for a net gain of $99 thousand. Expenses related to the maintenance and sale of other real estate were $2 thousand in the second quarter of 2013 and $3 thousand year to date. Expenses related to the maintenance and sale of other real estate were $18 thousand and $24 thousand in the second quarter and first half of 2012, respectively.
The following summary identifies, in descending order, non-interest expenses with the most significant quarter-over-quarter increase.

	Increase For the Three Months Ended June 30, 2013		Increase For the Six Months Ended June 30, 2013
	Dollars	Percentage	Dollars	Percentage
Salaries and employee benefits	$1,408,835	19.9%	$2,983,392	21.7%
Loan expense	445,972	20.4%	661,278	17.4%
Occupancy expense	198,126	17.4%	330,854	14.9%
Furniture and equipment expense	217,221	37.7%	351,930	32.0%
Marketing expense	151,120	25.5%	253,787	25.3%
Income Taxes
Our federal income tax provision was $1.8 million in the second quarter of 2013 compared to $1.6 million in 2012. State income tax provision for the states of Maryland, North Carolina and South Carolina totaled $112.7 thousand and $89.4 thousand in the second quarter of 2013 and 2012, respectively. State income tax provision totaled $241.3 thousand and $195.2 thousand in the first six months of 2013 and 2013.
BOLI income and certain municipal securities are not subject to federal income tax. In the second quarter and first half of 2013 tax exempt income of $69 thousand and $137 thousand, respectively, were included in income. In second quarter and first six months of 2012 tax exempt income of $71 thousand and $143 thousand, respectively, were included in income.
The table below presents a summary of income taxes and the effective tax rate for quarter and six months ended June 30, 2013 and 2012.

Income Tax Summary
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Income tax provision	$1,797,773	$1,556,294	$3,791,326	$2,977,835
Less: state tax provision	112,748	89,434	241,301	195,275
Federal tax provision	$1,685,025	$1,466,860	$3,550,025	$2,782,560

Net income before tax	$5,292,951	$4,489,437	$11,029,536	$8,580,386
Federal tax free income:
BOLI	59,230	61,899	117,312	123,231
Municipal securities	9,768	9,784	19,527	19,523
Federal taxable income	$5,223,953	$4,417,754	$10,892,697	$8,437,632

Effective federal tax rate	32.3%	33.2%	32.6%	33.0%

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
GENERAL
Total assets were $1.02 billion at June 30, 2013, a $194.2 million or 16.0% decrease compared to assets of $1.22 billion at December 31, 2012. Our loans held for sale portfolio declined $252.5 million or 60.2% at June 30, 2013. Total cash and cash equivalents increased $33.4 million or 57.9% and loans held for investment, net, increased $35.9 million or 5.5%. Investment securities increased $1.9 million or 13.3%. Restricted equity securities declined $8.6 million or 69.3%. One property valued at $95 thousand was moved into other real estate owned.
Our loans held for sale portfolio represents mortgage loans that have been closed and are awaiting investor funding. A majority of our mortgage loans are pre-sold. These loans had typically remained on our books for thirty-five to forty-five days, but in recent months, efficiencies in processing have shortened that time frame to thirty to thirty-five days. Outstanding balances, which are dependent on the current mortgage market, the timing of closings, and investor turn around, may fluctuate significantly between periods. Our December 31, 2012 balance was at a record high due to heavy production coupled with investor back log. As noted previously, with a focus on processing efficiencies, the Company has been able to shorten investor turn-around time.
Commercial loans and commercial real estate loans have been the source of the majority of growth in our loans held for investment portfolio, contributing an additional $36.7 million. Additionally, real estate construction and multifamily real estate contributed $7.5 million in loan growth. This growth has been partially offset by $8.4 million in net payouts on real estate 1-4 family and home equity lines.
Cash and cash equivalents, which fluctuate daily based on our liquidity levels and mortgage settlement activity, increased $33.4 million. This increase is comprised of $13.1 million growth in interest bearing bank balances and $41.2 million in federal funds sold offset by a $20.8 million decline in cash and due from banks. The increase in federal funds sold was due to timing differences brought about by the decline in loans held for sale volume. Investment securities increased $1.9 million due to security purchases net of maturities and calls. Restricted equity securities include stock in the Federal Reserve, Federal Home Loan Bank and other bankers' banks. The level of stock we retain is subject to evaluation by the various entities and may result in a periodic increase or decrease in share level. Our stock in the Federal Home Loan Bank is impacted by our borrowings which have declined significantly since year end 2012.
Total liabilities were $926.6 million at June 30, 2013, a decrease of $200.0 million or 17.8% over December 31, 2012 liabilities of $1.1 billion. Total deposits, which are our primary liability source, declined $3.1 million or 0.3% to $898.7 million at June 30, 2013 compared to $901.8 million at year-end 2012. Total borrowings decreased $198.1 million at June 30, 2013, a 94.6% decrease compared to $209.3 million at December 31, 2012.
Despite a decline in deposits outstanding, the change in our deposit mix is very favorable because time deposits declined $23.8 million while demand deposits increased $15.5 million and money market deposits increased $5.1 million. Non-interest bearing demand deposits increased $28.8 million, or 15.1% over December 31, 2012 to $218.9 million while interest bearing demand accounts declined $13.3 million to $52.1 million. Savings deposits were flat with year end 2012.
Our non-interest bearing deposits represent roughly 24.4% and 21.1% of our total deposits at June 30, 2013 and December 31, 2012, respectively. Commercial and small business checking accounts comprise the largest percentage of non-interest bearing demand deposits. At June 30, 2013, commercial checking accounts increased $16.6 million over December 31, 2012 and at $122.0 million were 56% of non-interest bearing demand. Small business checking accounts increased $8.6 million to $69.4 million, 32% of non-interest bearing demand. We are primarily a business bank and, as such, have focused our efforts on obtaining company operating accounts, which are demand deposit accounts. Attorney escrow accounts represented 9% of non-interest bearing deposits at June 30, 2013 and increased $5.0 million over December 31, 2012. Escrow accounts ordinarily house real estate funds, which makes them sensitive to the growth within the real estate market. Our focus on the business sector, coupled with the growth in business operating accounts, has resulted in continued growth in demand deposits.
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
Interest bearing deposits declined $13.3 million, primarily in personal accounts, since year end December 31, 2012. Interest bearing demand deposits represent 7.7% of interest bearing deposits. Balances at December 31, 2012 were at a record high of $65.4 million, more that $20.0 million higher than the first three quarter ends in 2012. During those three quarters, period end balances ranged from $40.8 to $43.2 million, indicating that the current quarter end is in line with the growth trend.

Money market and time deposits ("CDs") represent roughly 89.1% and savings deposits represent roughly 3.3%, of interest bearing deposits. Money market deposits, which were $341.0 million at June 30, 2013, have increased $5.1 million since December 31, 2012. Brokered money market deposit accounts included in our money market totals at both June 30, 2013 and December 31, 2012 declined $1.7 million since year end. Excluding these accounts, non-brokered money market balances have increased $6.9 million since year end 2012. We are managing money market account growth through pricing of our multi-tiered money market product, while keeping rates attractive and highly competitive in the market. Our current economic environment is still volatile enough to keep many “would be” market investors looking to the safety of insured bank deposits. Money market accounts are the most suitable product for these individuals because rates are higher than demand and savings accounts but they have withdrawal features more flexible than CDs. Therefore, our money market balances may be adversely impacted in the future when the economy is more stable and investors return to the stock market and higher, but riskier, rate alternatives.
Outstanding CDs declined $23.8 million to $264.5 million through June 30, 2013 compared to December 31, 2012. Included in CDs are brokered CDs which are used along with our brokered money market accounts and Federal Home Loan Bank ("FHLB") borrowings to fund our loans held for sale portfolio. The majority of these brokered CDs are Certificate of Deposit Account Registry Service® (“CDARS”), which are typically short term, with maturities of between 4 and 13 weeks. CDARs deposits declined $19.7 million in the first half of 2013. At June 30, 2013 $60.7 million of the $66.8 million in brokered CDs were CDARS. At December 31, 2012 $104.6 million of the $109.9 million in brokered CDs were CDARs. Our brokered deposits declined $43.1 million and FHLB borrowing declined $193.0 million during the first half of 2013 while our loans held for sale portfolio declined $252.5 million. At June 30, 2013, there was approximately $16.1 million in excess CDARs that were scheduled to mature in the next 30 days. The short term nature of CDARS allow us to respond quickly to funding fluctuations in our loans held for sale portfolio, thereby minimizing their impact on liquidity and funds management. Our remaining CD portfolio has continued to decline, by design. CD shoppers typically expect a combination of higher interest rates and longer balance lock periods. With rates expected to remain low for an extended period, we have focused on relationship pricing for CDs. Non- clients receive lower rates for CDs than existing clients, thereby encouraging relationships which are beneficial to both the Bank and our clients.
We utilize brokered deposits and borrowings to fund our loans held for sale portfolio. Excluding brokered deposits, our remaining deposits totaled $787.6 million at June 30, 2013 and $757.4 million at December 31, 2012, an increase of $30.2 million or 4%. Excluding brokered deposits, our loans held for investment to deposit ratio was 88.5% and 87.3% for June 30, 2013 and December 31, 2013, respectively.
Stockholders’ equity was $94.8 million at June 30, 2013, compared to $88.9 million at December 31, 2012. Components of the increase in stockholders’ equity include net income of $7.2 million, increase in unrealized losses in other comprehensive income of $280 thousand, stock based compensation expense totaling $300 thousand, exercised stock options of $217 thousand, common stock dividend payments of $1,078 thousand, common stock issued through dividend reinvestment of $121 thousand and distributions to non-controlling interests of $710 thousand.

Loans Held for Investment
Our lending activities are our principal source of income. Loans held for investment, net of unearned income, grew $36.3 million or 5.5% in the first half of 2013. Our allowance for loan losses increased $410 thousand and we had net recoveries of $531 thousand for the second quarter and $410 thousand, year to date.
The following table provides a breakdown, by segment of our loans held for investment at June 30, 2013 and December 31, 2012.

LOANS HELD FOR INVESTMENT

	June 30, 2013	December 31, 2012
Commercial	$109,961,862	$91,803,951
Real estate
Construction	158,521,259	154,297,386
Residential (1-4 family)	88,146,054	92,497,460
Home equity lines	67,421,673	71,491,139
Multifamily	23,285,611	20,032,586
Commercial	246,311,931	227,813,983
Real estate subtotal	583,686,528	566,132,554
Consumers
Consumer and installment loans	3,334,560	3,025,471
Overdraft protection loans	69,677	49,716
Loans to individuals subtotal	3,404,237	3,075,187
Total gross loans	697,052,627	661,011,692
Unamortized loan costs, net of deferred fees	323,457	82,470
Loans held for investment, net of unearned income	697,376,084	661,094,162
Allowance for loan losses	(11,319,638)	(10,910,000)
Total net loans	$686,056,446	$650,184,162
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
To determine the total allowance for loan losses, we estimate the reserves needed by analyzing loans on both, a pooled basis and individually. Our allowance for loan losses consists of amounts applicable to the following three loan types: commercial, real estate, and consumer. In addition, loans within these types are evaluated as a group or on an individual or relationship basis and assigned a risk grade based on the underlying characteristics. At June 30, 2013 loans are pooled by loan segment with loan type and losses modeled utilizing historical experience by segment, other known and inherent risks, and quantitative techniques which management has determined fit the characteristics of the loan type or segment within that type. This represents a change in methodology from December 31, 2012 when loans were pooled by risk grade within the portfolio, and losses were modeled utilizing metrics such as the risk rating, historical loss experience, other known and inherent risks, and quantitative techniques which management had determined fit the characteristics of a loan type or segment within that type. We recognized that certain weaknesses existed in the old methodology with regard to potential loss recognition. The pooling method utilized for loans with satisfactory risk grades did not take into account losses by loan type. We believe the change in methodology will allow us to more accurately identify and model the risks within our portfolio because it is more closely tied to our prior loss history. We have also increased our moving average historical loss "look back" period from three years to four because we feel that the longer period is more indicative of the loss currently remaining in our loan portfolio.

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
5 Acceptable with care
The following is a breakdown between pass and watch list loans at June 30, 2013 and December 31, 2012. There were no loans risk graded Doubtful (8) or Loss (9) included in our portfolio at June 30, 2013 or December 31, 2012.

PASS AND WATCH LIST LOANS

	June 30, 2013
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$105,724,211	$1,489,477	$2,748,174	109,961,862	3.50
Real estate
Construction	148,822,731	—	9,698,528	158,521,259	3.87
Residential (1-4 family)	79,080,697	3,784,551	5,280,806	88,146,054	4.25
Home equity lines	66,078,340	152,975	1,190,358	67,421,673	4.10
Multifamily	22,524,031	46,963	714,617	23,285,611	3.60
Commercial	234,804,951	6,307,877	5,199,103	246,311,931	3.81
Real estate subtotal	551,310,750	10,292,366	22,083,412	583,686,528	3.92
Consumers
Consumer and installment loans	3,323,950	—	10,610	3,334,560	4.02
Overdraft protection loans	69,677	—	—	69,677	4.33
Loans to individuals subtotal	3,393,627	—	10,610	3,404,237	4.03
Total gross loans	$660,428,588	$11,781,843	$24,842,196	697,052,627	3.85

	December 31, 2012
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$87,322,926	$1,607,857	$2,873,168	$91,803,951	3.72
Real estate
Construction	139,899,273	5,779,104	8,619,009	154,297,386	3.99
Residential (1-4 family)	83,633,577	2,776,659	6,087,224	92,497,460	4.27
Home equity lines	69,908,614	240,209	1,342,316	71,491,139	4.11
Multifamily	17,763,961	50,000	2,218,625	20,032,586	4.17
Commercial	220,153,680	1,828,487	5,831,816	227,813,983	3.97
Real estate subtotal	531,359,105	10,674,459	24,098,990	566,132,554	4.05
Consumers
Consumer and installment loans	2,883,660	—	141,811	3,025,471	4.16
Overdraft protection loans	49,695	—	21	49,716	4.21
Loans to individuals subtotal	2,933,355	—	141,832	3,075,187	4.16
Total gross loans	$621,615,386	$12,282,316	$27,113,990	$661,011,692	4.00
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
This evaluation includes, but is not limited to, the application of a loss factor which is arrived at by using a four-year moving average “look back” at our historical losses. This loss factor is multiplied by the outstanding principal of loans not individually evaluated for impairment to arrive at an overall loss estimate. Environmental factors may also be applied to a class or classes of loans based on management’s subjective evaluation of such conditions as credit quality trends, collateral values, portfolio concentrations, specific industry conditions in the regional economy, regulatory examination results, external audit and loan review findings, and recent loss experiences in particular portfolio classes. Any unallocated portion of the allowance for loan losses reflects management’s attempt to ensure that the overall reserve appropriately reflects a margin for the imprecision necessarily inherent in estimates of credit losses.
The allowance is subject to regulatory examinations and determination as to adequacy. This examination may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.
During the quarter ended June 30, 2013, we recorded $0 in provision for loan losses compared to $1,484,400 for the same period in 2012. We recorded $0 provision in the first half of 2013 compared to $3,415,079 in the first half of 2012. Based on the current economic environment and the composition of our loan portfolio, the level of our charged-off loans combined with our loss experience, we considered this provision to be a prudent allocation of funds for our loan loss allowance.
Loans charged off during second quarter of 2013 totaled $279,722 compared to $1,403,568 for the same period in 2012. Recoveries totaled $811,079 in the second quarter of 2013 compared to $243,168 for the same period in 2012. The ratio of net charge-offs to average outstanding loans for the second quarter of 2013 was (0.08)% compared to 0.19% in 2012. Loans charged off during the first six months of 2013 totaled $833,806 compared to $2,897,588 in 2012. Recoveries totaled $1,243,444 and$276,509 in the first half of 2013 compared to 2012. A total of $625,529 in specific reserves were included in our December 31, 2012 loan loss allowance for loans charged off in the first six months of 2013. Specific reserves totaling $2,205,733 were included in our December 31, 2011 loan loss allowance for loans charged off in the first six months of 2012.
In the second quarter of 2013, approximately $171 thousand in loans charged off were related to business failure and $109 thousand was related to residential properties. In the second quarter of 2012, approximately $850 thousand in loans charged off were related to failed real estate projects, $320 thousand were related to failed business activities and $233 thousand were related to residential properties.
In the first six months of 2013, approximately $171 thousand in loans charged off were related to failed business activities, $640 thousand were related to residential properties, with the remaining $23 thousand related to consumer losses. In the first six months of 2012, approximately $1.1 million in loans charged off were related to failed real estate projects, $1.4 million were related to failed business activities and the remaining $380 thousand were related to residential properties.

The allowance for loan losses totaled $11,319,638 at June 30, 2013, an increase of $409,638 from December 31, 2012. The ratio of the allowance to loans held for investment, less unearned income, was 1.62% at June 30, 2013, and 1.65% at December 31, 2012. We believe that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in our loan portfolio at June 30, 2013. The allowance to loans ratio is supported by the level of non-performing loans, the seasoning of the loan portfolio, and the experience of the lending staff in the market.

 LOAN LOSS ALLOWANCE AND LOSS EXPERIENCE

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Balance, beginning of period	$10,788,281	$10,400,000	$10,910,000	$9,930,000
Loans charged-off
Commercial	(171,151)	(167,095)	(171,151)	(216,981)
Real estate
Construction	—	(62,707)	—	(362,707)
Residential (1-4 family)	—	(983,970)	(57,000)	(1,983,971)
Home equity lines	(108,571)	(189,796)	(582,480)	(333,929)
Multifamily	—	—	—	—
Commercial	—	—	—	—
Consumers			—
Consumer and installment loans	—	—	(22,759)	—
Overdraft protection loans	—	—	(416)	—
Loans charged-off total	(279,722)	(1,403,568)	(833,806)	(2,897,588)
Recoveries
Commercial	53,798	27,081	115,277	37,917
Real estate
Construction	728,430	107,855	1,024,914	108,423
Residential (1-4 family)	10,303	86,108	16,205	92,553
Home equity lines	18,548	21,314	66,440	36,012
Multifamily	—	—	—	—
Commercial	—	119	20,000	119
Consumers
Consumer and installment loans	—	614	587	1,227
Overdraft protection loans	—	77	21	258
Loan recoveries total	811,079	243,168	1,243,444	276,509
Net Charge Offs	531,357	(1,160,400)	409,638	(2,621,079)
Provisions charged to operations	—	1,484,400	—	3,415,079
Balance, end of period	$11,319,638	$10,724,000	$11,319,638	$10,724,000

A summary of our allowance as of June 30, 2013 and December 31, 2012 by segment is as follows:

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	June 30, 2013
	Amount	Percentage of loans in each category to total loans
Commercial	$1,297,841	15.8%
Real estate
Construction	2,766,596	22.8%
Residential (1-4 family)	2,016,738	12.6%
Home equity lines	2,198,019	9.7%
Multifamily	76,606	3.3%
Commercial	2,357,050	35.3%
Consumers
Consumer and installment loans	22,774	0.5%
Overdraft protection loans	189	—%
Unallocated	583,825
	$11,319,638	100.0%
Total loans held for investment outstanding *	$697,376,084
Ratio of allowance for loan losses to total loans held for investment	1.62%

	December 31, 2012
	Amount	Percentage of loans in each category to total loans
Commercial	$1,749,641	13.9%
Real estate
Construction	2,360,707	23.3%
Residential (1-4 family)	1,545,315	14.0%
Home equity lines	1,402,448	10.8%
Multifamily	290,532	3.0%
Commercial	2,882,398	34.5%
Consumers
Consumer and installment loans	55,192	0.5%
Overdraft protection loans	501	—%
Unallocated	623,266
	$10,910,000	100.0%
Total loans held for investment outstanding *	$661,094,162
Ratio of allowance for loan losses to total loans held for investment	1.65%

*	Total loans held for investment outstanding includes unamortized loan costs, net of deferred fees of $323,457 at June 30, 2013 and $82,470 at December 31, 2012.

The unallocated portion of the allowance for loan losses declined between December 31, 2012 and June 30, 2013 by approximately $39 thousand. We have also adjusted one of our environmental factors as a result of current federal spending cuts. The Federal Reserve Open Market Committee has stated that these cuts, commonly referred to as "sequestration", are working against monetary policy and "restraining economic growth". With several major military installations in our footprint, numerous military contractors, and a level of reliance in the area on the economic contribution to the community by our military, the potential impact to the local economy of Sequestration remains a concern. We have therefore increased the level of this environmental factor in our allowance calculation.

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
Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings. Non-performing assets at June 30, 2013 and December 31, 2012 are presented below.

NON-PERFORMING ASSETS

	Non-Performing Loans
	Over 90 Days and Accruing	Nonaccrual Loans	Accruing Restructured Loans	Total Non-Performing Loans	Other Real Estate Owned	Total Non-Performing Assets

June 30, 2013
Commercial	$—	$657,202	$—	$657,202	$—	$657,202
Real estate
Construction	—	931,778	—	931,778	—	931,778
Residential (1-4 family)	—	718,892	73,892	792,784	—	792,784
Home equity lines	—	570,646	—	570,646	—	570,646
Multifamily	—	—	—	—	—	—
Commercial	—	—	—	—	95,074	95,074
Consumers
Consumer and installment loans	—	10,610	—	10,610	—	10,610
Overdraft protection loans	—	—	—	—	—	—
Total	$—	$2,889,128	$73,892	$2,963,020	$95,074	$3,058,094

December 31, 2012
Commercial	$—	$617,394	$—	$617,394	$—	$617,394
Real estate
Construction	—	1,028,188	—	1,028,188	—	1,028,188
Residential (1-4 family)	—	930,883	83,912	1,014,795	—	1,014,795
Home equity lines	—	586,239	—	586,239	—	586,239
Multifamily	—	—	—	—	—	—
Commercial	152,880	95,074	—	247,954	—	247,954
Consumers
Consumer and installment loans	—	141,811	—	141,811	—	141,811
Overdraft protection loans	—	—	—	—	—	—
Total	$152,880	$3,399,589	$83,912	$3,636,381	$—	$3,636,381

	June 30, 2013	December 31, 2012
Asset Quality Ratios:
Nonperforming loans to period end loans	0.42%	0.55%
Nonperforming assets to period end assets	0.30%	0.30%
Allowance for loan losses to nonperforming loans	382.03%	300.02%
Restructured loans are loans for which it has been determined the borrower will not be able to perform under the original terms of the loan agreement and a concession has been made to those terms that would not otherwise have been considered. If the value of a restructured loan is determined to be less than the recorded investment in the loan, a valuation allowance is created with a corresponding charge-off and any collection of interest and principal are recorded as recoveries to the allowance for loan losses until all charged-off balances are fully recovered. Measurement of the value of a restructured loan is generally based on the present value of expected future cash flows discounted at the loan’s effective interest rate, unless in the case of collateral-dependent loans, the observable market price, or the fair value of the collateral can be readily determined. Restructured loans are reevaluated periodically and additional adjustments to the carrying value may be made. In addition, if it is determined the borrower is unable to perform under the modified terms, further steps, such as a full charge-off or foreclosure may be taken. We did not have any commitments to lend additional funds on restructured loans at June 30, 2013 or December 31, 2012.

TROUBLED DEBT RESTRUCTURING

	Commercial	Residential 1-4 Family	Total

June 30, 2013
Balance beginning of the period	$617,394	$83,912	$701,306
Investment in restructured loans
Additions (payments received) during the period	—	(10,020)	(10,020)
Charge-off during the period	—	—	—
Moved to other real estate	—	—	—
Valuation allowance for restructured loans included in charged-off loans	—	—	—
Additions during the period	—	—	—
Restructured loans included in impaired loans end of the period	$617,394	$73,892	$691,286

December 31, 2012
Balance beginning of the period	$632,670	$103,189	$735,859
Investment in restructured loans
Additions (payments received) during the period	(15,276)	(19,277)	(34,553)
Charge-off during the period	—	—	—
Moved to other real estate	—	—	—
Valuation allowance for restructured loans included in charged-off loans	—	—	—
Additions during the period	—	—	—
Restructured loans included in impaired loans end of the period	$617,394	$83,912	$701,306

Recoveries of charged-off balance
June 30, 2013	$—	$—	$—
December 31, 2012	$—	$—	$—
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

OTHER REAL ESTATE

	June 30, 2013
	Balance	Number
January 1,	$—	—
Balance moved into other real estate	95,074	1
	95,074	1
Write down of property charged to operations	—
Payments received after foreclosure	—
Properties sold	—	—
Balance March 31, 2013	$95,074	1
Gross gains of sale of other real estate	$—
Gross losses on sale of other real estate	—
Write down of property charged to operations	—
Rental income, other real estate	—
Other real estate expense	(2,598)
Foreclosed property (expense) income	$(2,598)

	December 31, 2012
	Balance	Number
January 1,	$3,368,700	6
Balance moved into other real estate	725,075	3
	4,093,775	9
Write down of property charged to operations	(592,575)
Payments received after foreclosure	—
Properties sold	(3,501,200)	(9)
Balance December 31, 2011	$—	—
Gross gains of sale of other real estate	$186,744
Gross losses on sale of other real estate	(34,788)
Write down of property charged to operations	(592,575)
Rental income, other real estate	10,030
Other real estate expense	(72,080)
Foreclosed property (expense) income	$(502,669)

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
Cash, cash equivalents and federal funds sold totaled $91.2 million as of June 30, 2013 compared to $57.8 million as of December 31, 2012. At June 30, 2013, cash, securities classified as available for sale and federal funds sold were $107.8 million or 11.2% of total earning assets, compared to $72.4 million or 6.3% of total earning assets at December 31, 2012.
In the course of operations, due to fluctuations in loan and deposit levels, we occasionally find it necessary to purchase federal funds on a short-term basis. We maintain unsecured federal funds line arrangements with six other banks, which allow us to purchase funds totaling $54.5 million. These lines mature and re-price daily. At June 30, 2013 and December 31, 2012, we had $0 in federal funds purchased outstanding.
We have access to the Federal Reserve Bank of Richmond’s discount window should a liquidity crisis occur. We have not used this facility in the past and consider it a backup source of funds.
We are also members of the Promontory Network and have access to a program through their Certificate of Deposit Account Registry Service® (“CDARS”) to use their CDARS One Way BuySM to purchase cost-effective funding without collateralization (and in lieu of generating funds through “traditional” brokered CDs or the Federal Home Loan Bank). These funds are accessed through a weekly auction. The auction typically takes place on Wednesdays, with next day settlement. There are seven maturities available ranging from 4 weeks to 5 years. If we are allotted funds in the auction, we incur no transaction fees or commissions. Although the process to compete for these deposits is different from the process for traditional brokered CDs, they are still considered brokered for Call Report purposes. These funds, which are included in our Jumbo CDs, are subject to discretionary limitations on volume that we normally would impose on traditional brokered deposits. Based on our “well capitalized” status, we are able to draw up to 30% of assets or $306.4 million from this program at June 30, 2013. We had $60.7 million on our balance sheet from this program at June 30, 2013 and $104.6 million at December 31, 2012.
We have lines of credit with the Federal Home Loan Bank of Atlanta (“FHLB”) that can equal up to 30% of our assets. Our primary line of credit (Primary) totaled approximately $103.7 million with $94.5 million available at June 30, 2013. This line is currently reduced by $8.0 million, which has been pledged as collateral for public deposits.
In February 2009, we negotiated an additional line of credit with FHLB which is secured by a portion of our loans held for sale (“LHFS”). We pledge these loans, which have been sold to FHLB approved investors, as collateral. This program has been modified in 2013. Prior to 2013 we were allowed to borrow up to 78% of the collateral pledged. Beginning early in 2013 borrowing capacity is limited to 92% of the discounted market value of these loans for 120 days. The investor remits the proceeds for the purchased loans directly to FHLB, which then releases the collateral pledged. At June 30, 2013, we had assets pledged totaling $69.8 million with no outstanding advances and $57.0 million available for additional funding.
Borrowings outstanding under the combined FHLB lines of credit were $1.2 million at June 30, 2013 and $194.3 million at December 31, 2012. We had the following borrowing advances under our Primary line outstanding as of June 30, 2013 with the following final maturities:

Advance Amount	Expiration Date
$1,225,475	9/28/2015
$1,225,475
This advance is a principal reducing credit that matures on September 28, 2015. Terms include 39 quarterly principal payments of $25 thousand beginning December 2005, with a final payment of $1.0 million in September 2015. We utilized this advance to match-fund several long term fixed rate loans. The interest rate for this advance is fixed at 4.96%.
In June 2012, we obtained a short term, holding company line of credit from PNC Bank of Pittsburgh, PA in the amount $5.0 million, which expired June 7, 2013 but was renewed for an additional six months ending December 6, 2013. The terms of this line allow Monarch to choose between two interest rate options with each advance; 1.) Base Rate Option (Base Rate plus 100 basis points) or 2.) London Interbank Offering Rate ('LIBOR")(LIBOR plus 200 basis points). The Base Rate is defined as the highest of (A) the Prime Rate, and (B) the sum of the Federal Funds Open Rate plus 50 basis points, and (C) the sum of the Daily LIBOR rate plus 100 basis points. On December 19, 2012, we borrowed $5.0 million from the line for six months, using interest rate option 2 (LIBOR plus 200 basis points) which was a rate of 2.51%, and matured June 7, 2013. At that time Monarch repaid the entire line. There were no prepayment penalties associated with this line which was held at the holding company level and was used as a capital infusion into the Bank which qualifies as Tier 1 capital for the Bank.
We have no material commitments or long-term debt for capital expenditures at the report date. The only long-term debt is for funding loans.
Off-Balance Sheet Arrangements
We enter into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions recognized as of June 30, 2013 and December 31, 2012 were a line of credit to secure public funds and commitments to extend credit and standby letters of credit issued to customers. The line of credit to secure public funds was from the Federal Home Loan Bank for $8 million at June 30, 2013 and December 31, 2012.

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
Commitments to extend credit, amounted to $437.5 million at June 30, 2013 and $504.3 million at December 31, 2012, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
We did not have any outstanding commitments to purchase securities on June 30, 2013 or December 31, 2012.
Standby letters of credit are conditional commitments we issue guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. We had $15.0 million in outstanding standby letters of credit at June 30, 2013 and $16.3 million at December 31, 2012.
We have thirty-eight non-cancellable leases for premises. The original lease terms are from one to fifty years and have various renewal and option dates.
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
The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the Bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. At June 30, 2013, the amount available was approximately $16.8 million. In 2012 we paid quarterly dividends on our series B noncumulative, perpetual preferred stock of 7.8%, or $0.4875 per share per quarter, which has since been converted to common stock. We paid our first common stock dividend in 2010. We began paying common stock dividends on a quarterly basis in the first quarter of 2012. We paid semi-annual dividends on our common stock in 2011. Below is a table of our dividend history.
In June 2012, we received approval from the Securities and Exchange Commission to begin a Dividend Reinvestment Program ("DRP"). The DRP, which is available to existing shareholders, allows for dividends to be reinvested in Monarch stock. In addition, shareholders may purchase additional shares on a quarterly basis.

COMMON STOCK DIVIDENDS

Payment Date	Per Share Dividend	Total Dividend
2013
May 31, 2013	$0.06	$624,443
February 28, 2013	$0.05	$453,880
2012
November 30, 2012	$0.05	$332,754
August 31, 2012	$0.05	$302,161
May 31, 2012	$0.05	$299,174
February 28, 2012	$0.04	$240,000
2011
November 30, 2011	$0.08	$475,531
June 22, 2011	$0.08	$477,227
Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2013, the Bank meets all capital adequacy requirements to which it is subject.
As of June 30, 2013, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. The Bank’s actual capital amounts and ratios are also presented in the table as of June 30, 2013 and December 31, 2012.
RISK BASED CAPITAL

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
	(Dollars in Thousands)
As of June 30, 2013
Total Risk-Based Capital Ratio
Consolidated company	$113,169	13.46%	$67,262	8.00%	N/A	N/A
Bank	$114,767	13.66%	$67,213	8.00%	$84,018	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated company	$102,658	12.21%	$33,631	4.00%	N/A	N/A
Bank	$104,256	12.41%	$33,604	4.00%	$50,407	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated company	$102,658	10.03%	$40,949	4.00%	N/A	N/A
Bank	$104,256	10.19%	$40,925	4.00%	$51,156	5.00%
(Tier 1 Capital to Average Assets)
As of December 31, 2012
Total Risk-Based Capital Ratio
Consolidated company	$107,138	12.05%	$71,154	8.00%	N/A	N/A
Bank	$113,179	12.73%	$71,119	8.00%	$88,899	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated company	$96,484	10.85%	$35,577	4.00%	N/A	N/A
Bank	$102,525	11.53%	$35,559	4.00%	$53,339	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated company	$96,484	8.29%	$46,535	4.00%	N/A	N/A
Bank	$102,525	8.81%	$46,535	4.00%	$58,169	5.00%
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
MONARCH FINANCIAL HOLDINGS, INC.

/s/ Brad E. Schwartz	Date: August 12, 2013
Brad E. Schwartz Chief Executive Officer
/s/ Lynette P. Harris.	Date: August 12, 2013
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

Date: August 12, 2013                    /s/ Brad E. Schwartz _______________
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

Date: August 12, 2013                    /s/ Lynette P. Harris. ___________________
Lynette P. Harris
Executive Vice President & Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Monarch Financial Holdings, Inc. (the "Company") for the period ending June 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on their knowledge and belief:
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

Date: August 12, 2013