Form 10-Q
period 2013-09-30
Monarch Financial Holdings, Inc.
filed 2013-11-12
CIK 1364856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐  No  ☒
The number of shares of common stock outstanding as of November 6, 2013 was 10,480,023.

MONARCH FINANCIAL HOLDINGS, INC.
FORM 10-Q
September 30, 2013

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CONDITION

	Unaudited
	September 30, 2013	December 31, 2012
ASSETS:
Cash and due from banks	$21,016,461	$39,887,983
Interest bearing bank balances	24,504,462	2,142,896
Federal funds sold	83,454,445	15,743,699
Total cash and cash equivalents	128,975,368	57,774,578
Investment securities available-for-sale, at fair value	16,973,013	14,633,733
Loans held for sale	120,435,240	419,075,089
Loans held for investment, net of unearned income	697,540,843	661,094,162
Less: allowance for loan losses	(11,227,877)	(10,910,000)
Loans, net	686,312,966	650,184,162
Property and equipment, net	28,453,800	25,447,555
Restricted equity securities	3,665,500	12,363,200
Bank owned life insurance	7,350,771	7,173,059
Goodwill	775,000	775,000
Intangible assets, net	148,810	282,739
Other real estate owned, net of valuation allowance	95,074	—
Other assets	18,738,173	27,869,038
Total assets	$1,011,923,715	$1,215,578,153
LIABILITIES:
Deposits:
Demand deposits—non-interest bearing	$222,078,537	$190,120,495
Demand deposits—interest bearing	48,244,503	65,368,503
Savings deposits	22,664,549	22,127,493
Money market deposits	364,487,695	335,898,654
Time deposits	228,652,035	288,266,727
Total deposits	886,127,319	901,781,872
Borrowings:
Short term borrowings	—	5,000,000
Trust preferred subordinated debt	10,000,000	10,000,000
Federal Home Loan Bank advances	1,200,480	194,298,523
Total borrowings	11,200,480	209,298,523
Other liabilities	17,831,622	15,550,917
Total liabilities	915,159,421	1,126,631,312
STOCKHOLDERS’ EQUITY:
Preferred stock, $5 par value, 1,185,300 shares authorized; none issued	—	—
Noncumulative perpetual preferred stock, series B, liquidation value of $20.0 million, $5 par; 800,000 shares authorized; 0 shares issued and outstanding at June 30, 2013 and 481,123 shares issued and outstanding at December 31, 2012	—	2,405,615
Common stock, $5 par value; 20,000,000 shares authorized; issued and outstanding, 10,480,023 shares (includes non-vested shares of 233,960) at September 30, 2013 and 8,557,939 shares (includes non-vested shares of 231,460); at December 31, 2012	51,230,315	41,632,395
Additional paid-in capital	6,754,992	12,717,727
Retained earnings	38,014,001	30,786,208
Accumulated other comprehensive loss	(406,378)	(200,022)
Total Monarch Financial Holdings, Inc. stockholders’ equity	95,592,930	87,341,923
Non-controlling interests	1,171,364	1,604,918
Total equity	96,764,294	88,946,841
Total liabilities and stockholders’ equity	$1,011,923,715	$1,215,578,153
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$10,665,512	$11,719,849	$33,187,774	$33,454,639
Interest on investment securities	55,314	52,670	170,185	149,991
Interest on federal funds sold	43,210	3,973	73,680	19,135
Dividends on equity securities	66,500	38,500	210,160	140,974
Interest on other bank accounts	11,307	4,713	29,401	13,159
Total interest income	10,841,843	11,819,705	33,671,200	33,777,898
Interest expense:
Interest on deposits	979,858	1,207,004	3,030,233	3,755,695
Interest on trust preferred subordinated debt	125,818	123,422	369,060	369,697
Interest on borrowings	15,355	99,723	343,343	199,837
Total interest expense	1,121,031	1,430,149	3,742,636	4,325,229
Net interest income	9,720,812	10,389,556	29,928,564	29,452,669
Provision for loan losses	—	898,598	—	4,313,677
Net interest income after provision for loan losses	9,720,812	9,490,958	29,928,564	25,138,992
Non-interest income:
Mortgage banking income	15,657,242	25,651,606	52,395,566	62,387,895
Service charges and fees	510,739	458,572	1,439,553	1,340,188
Title income	177,705	294,369	664,479	577,249
Investment and insurance commissions	264,967	34,826	717,427	66,138
Other	64,420	121,756	313,337	509,600
Total non-interest income	16,675,073	26,561,129	55,530,362	64,881,070
Non-interest expenses:
Salaries and employee benefits	8,632,847	7,944,646	25,340,677	21,669,084
Commissions and incentives	6,326,920	14,501,486	23,096,216	33,586,352
Loan expense	1,904,786	2,226,109	6,365,518	6,025,563
Occupancy and equipment expenses	2,232,315	1,827,114	6,229,278	5,141,293
Marketing expense	807,938	632,996	2,065,542	1,636,813
Data processing expense	400,125	360,284	1,236,854	1,069,616
Foreclosed property expense	1,505	324,177	4,103	457,646
Other expenses	2,008,525	1,993,176	6,010,278	5,611,210
Total non-interest expenses	22,314,961	29,809,988	70,348,466	75,197,577
Income before income taxes	4,080,924	6,242,099	15,110,460	14,822,485
Income tax provision	(1,415,697)	(2,111,207)	(5,207,023)	(5,089,042)
Net income	2,665,227	4,130,892	9,903,437	9,733,443
Less: Net income attributable to non-controlling interests	(255,553)	(367,489)	(968,996)	(676,947)
Net income attributable to Monarch Financial Holdings, Inc.	$2,409,674	$3,763,403	$8,934,441	$9,056,496
Preferred stock dividend	—	(386,734)	—	(1,166,734)
Net income available to common stockholders	$2,409,674	$3,376,669	$8,934,441	$7,889,762
Basic net income per share (1)	$0.23	$0.47	$0.89	$1.09
Diluted net income per share (1)	$0.23	$0.37	$0.85	$0.89
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Income	$2,665,227	$4,130,892	$9,903,437	$9,733,443
Other comprehensive income:
Unrealized gain on interest rate swap, net of income taxes	43,803	18,118	143,836	64,679
Unrealized (losses) gains on securities available for sale, net of income taxes	28,708	62,940	(209,590)	80,496
Unrealized loss on supplemental executive's retirement plan, net of income taxes	1,287	—	(140,602)	—
Other comprehensive income	73,798	81,058	(206,356)	145,175
Total comprehensive income	2,739,025	4,211,950	$9,697,081	$9,878,618
Less: Comprehensive income attributable to non-controlling interests	(255,553)	(367,489)	(968,996)	(676,947)
Comprehensive income attributable to Monarch Financial Holdings, Inc.	$2,483,472	$3,844,461	$8,728,085	$9,201,671

Unrealized gain on interest rate swap	$67,389	$27,451	$213,411	$97,997
Income tax expense	(23,586)	(9,333)	(69,575)	(33,318)
Net unrealized gain on interest rate swap	$43,803	$18,118	$143,836	$64,679

Unrealized holding (losses) gains on securities available for sale	$44,166	$95,363	$(319,232)	$121,963
Income tax benefit (expense)	(15,458)	(32,423)	109,642	(41,467)
Net unrealized (loss) gains on securities available for sale	$28,708	$62,940	$(209,590)	$80,496

Unrealized loss on supplemental executive's retirement plan	$1,980	$—	$(216,311)	$—
Income tax benefit	(693)	—	75,709	—
Net unrealized loss on supplemental executive's retirement plan	$1,287	$—	$(140,602)	$—

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
 MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock		Additional Paid-In Capital	Preferred Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
	Shares	Amount
Balance—December 31, 2011 (1)	7,099,348	$35,496,740	$16,557,899	$4,000,000	$20,537,960	$(363,028)	$613,963	$76,843,534
Comprehensive income:
Net income for the nine months ended September 30, 2012					9,056,496		676,947	9,733,443
Other comprehensive income						145,175		145,175
Stock-based compensation expense, net of forfeitures and income taxes	(28,200)	(141,000)	403,610					262,610
Stock options exercised	33,660	168,300	58,077					226,377
Series B noncumulative perpetual preferred shares converted to common stock, less fractional shares	41,623	208,115	(152,629)	(55,500)				(14)
Cash dividend declared on series B noncumulative perpetual preferred stock (7.8%)					(1,166,734)			(1,166,734)
Cash dividend declared on common stock ($0.14 per share)					(841,335)			(841,335)
Contributions from non-controlling interests							980,000	980,000
Distributions to non-controlling interests							(655,593)	(655,593)
Balance—September 30, 2012	7,146,431	$35,732,155	$16,866,957	$3,944,500	$27,586,387	$(217,853)	$1,615,317	$85,527,463

Balance—December 31, 2012	8,326,479	$41,632,395	$12,717,727	$2,405,615	$30,786,208	$(200,022)	$1,604,918	$88,946,841
Comprehensive income:
Net income for the nine months ended September 30, 2013					8,934,441		968,996	9,903,437
Other comprehensive loss						(206,356)		(206,356)
Stock-based compensation expense, net of forfeitures and income taxes	(2,400)	(12,000)	462,666					450,666
Stock options exercised, net of income taxes	101,103	505,515	88,409					593,924
Series B noncumulative perpetual preferred shares converted to common stock, less fractional shares	1,804,184	9,020,920	(6,615,558)	(2,405,615)				(253)
Cash dividend declared on common stock ($0.17 per share)					(1,706,648)			(1,706,648)
Common stock issued through dividend reinvestment	16,697	83,485	101,748					185,233
Distributions to non-controlling interests							(1,402,550)	(1,402,550)
Balance—September 30, 2013	10,246,063	$51,230,315	$6,754,992	$—	$38,014,001	$(406,378)	$1,171,364	$96,764,294
(1) All shares have been split adjusted to reflect the 6 for 5 stock split granted on December 7, 2012 and cash in lieu of fractional shares.
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2013	2012
Operating activities:
Net income	$9,903,437	$9,733,443
Adjustments to reconcile to net cash provided by (used in) operating activities:
Provision for loan losses	—	4,313,677
Depreciation	1,766,550	1,442,432
Accretion of discounts and amortization of premiums, net	18,267	12,185
Deferral of loan costs, net of deferred fees	(141,418)	(129,246)
Amortization of intangible assets	133,929	133,929
Stock-based compensation	450,666	262,610
Appreciation of bank-owned life insurance	(177,712)	(186,392)
Net (gain) loss on disposition of property and equipment	(16,296)	9,961
Net loss on sale of other real estate including valuation adjustments	—	411,875
Amortization of deferred gain	—	(122,588)
Changes in:
Loans held for sale	298,639,849	(170,539,526)
Interest receivable	(115,259)	73,795
Other assets	9,349,121	(7,976,929)
Other liabilities	2,332,239	6,406,630
Net cash provided by (used in) operating activities	322,143,373	(156,154,144)
Investing activities:
Purchases of available-for-sale securities	(6,025,740)	(4,178,888)
Proceeds from sales and maturities of available-for-sale securities	3,348,960	3,147,481
Proceeds from sale of other real estate	—	2,182,825
Proceeds from sale of assets	25,000	29,300
Purchases of premises and equipment	(4,768,719)	(1,868,227)
Redemption of restricted equity securities	8,697,700	(1,925,500)
Loan originations, net of principal repayments	(36,082,460)	(23,344,268)
Net cash used in investing activities	(34,805,259)	(25,957,277)
Financing activities:
Net increase in non-interest-bearing deposits	31,958,042	48,224,750
Net (decrease) increase in interest-bearing deposits	(47,612,595)	99,389,975
Cash dividends paid on preferred stock	—	(1,166,734)
Cash dividends paid on common stock	(1,706,648)	(841,335)
Net decrease in FHLB advances and federal funds purchased	(193,098,043)	34,099,747
Net (decrease) increase in short term borrowings	(5,000,000)	5,000,000
Contributions from non-controlling interests	—	980,000
Distributions to non-controlling interests	(1,402,550)	(655,593)
Proceeds from exercise of stock options	539,237	202,749
Cash in lieu of fractional shares	—	—
Proceeds from issuance of common stock, net of issuance costs	185,233	—
Net cash (used in) provided by financing activities	(216,137,324)	185,233,559
CHANGE IN CASH AND CASH EQUIVALENTS	71,200,790	3,122,138
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	57,774,578	31,745,584
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$128,975,368	$34,867,722
SUPPLEMENTAL SCHEDULES AND CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and other borrowings	$3,786,613	$4,193,326
Income taxes	$6,897,630	$4,580,300
Loans transferred to foreclosed real estate during the year	$95,074	$476,000
Unrealized (loss) gain on securities available for sale	$(319,232)	$121,963
Unrealized gain on interest rate swap	$213,411	$97,997
Unrealized loss on supplemental executive's retirement plan	$(216,311)	$—
The accompanying notes are an integral part of the consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly Monarch Financial Holdings, Inc.’s financial position as of September 30, 2013; the consolidated statements of income for the three and nine months ended September 30, 2013 and 2012; the consolidated statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012; the consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2013 and 2012; and the consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all of the disclosures required by generally accepted accounting principles. The financial statements include the accounts of Monarch Financial Holdings, Inc. and its subsidiaries, and all significant inter-company accounts and transactions have been eliminated. Operating results for the three and nine month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. Certain prior year amounts have been reclassified to conform to current year presentations.
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
In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this ASU permit the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815. The amendments are effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.
In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists.” The amendments in this Update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, similar tax loss, or tax credit carry-forward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward, except as follows. To the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.
NOTE 2. GENERAL
Monarch Financial Holdings, Inc. (the "Company" "Monarch") is a Virginia-chartered, single bank holding company engaged in business and consumer banking, investment and insurance sales, and mortgage origination and brokerage. The Company was created on June 1, 2006 through a reorganization plan, under the laws of the Commonwealth of Virginia, in which Monarch Bank (the "Bank") became a wholly-owned subsidiary. Monarch Bank was incorporated on May 1, 1998, and opened for business on April 14, 1999. The Company's corporate office and main office are both located in the Greenbrier area of Chesapeake. In addition there are ten other Virginia banking offices – in the Great Bridge area in Chesapeake, the Lynnhaven area, the Town Center area, the Oceanfront area, the Kempsville area, and the Hilltop area in Virginia Beach, the Ghent area and the downtown area in Norfolk, the southwest area in Suffolk, and the New Town area in Williamsburg. In North Carolina our banking division operates as OBX Bank through two offices in Kitty Hawk and Nags Head.
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
In February 2004, Monarch Capital, LLC, was formed for the purpose of engaging in the commercial real estate brokerage business. The Bank owns 100% of Monarch Capital, LLC.
In May 2007, Monarch expanded banking operations into northeastern North Carolina with the opening of a banking office in the town of Kitty Hawk, under the name of OBX Bank (OBX). A second office was opened in the town of Nags Head in December 2009. OBX Bank, which operates as a division of Monarch, is led by a local management team and a local advisory board of directors.
In June 2007, the Company announced the expansion of mortgage operations through the acquisition of a team of experienced mortgage bankers, and the formation of a division operating as Monarch Mortgage ("MM"). MM originates and sells conventional, FHA, VA and VHDA residential loans and offers additional mortgage products such as construction-permanent loans for the Bank’s loan portfolio. Monarch Mortgage's primary office is in Virginia Beach with additional offices in Alexandria, Chesapeake, Fairfax, Fredericksburg, Manassas, Midlothian, Norfolk, Newport News, Oakton, Reston, Richmond, Suffolk, and Woodbridge, Virginia, Annapolis, Bowie, Crofton, Dunkirk, Frederick, Greenbelt, Rockville,Towson and Waldorf, Maryland and Charlotte, Elizabeth City, Kitty Hawk, Mooresville, Nags Head, Southport and Wilmington, North Carolina, and Greenwood, South Carolina.

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
In April 2012, Monarch Mortgage, a division of Monarch Bank, signed a marketing agreement to provide mortgage banking services for the clients of Rose & Womble Realty Company.
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

	For the Three Months Ended September 30,
	2013	2012
Net income	$2,409,674	$3,763,403
Less: non-cumulative perpetual preferred dividend	—	(386,734)
Net income available to common shareholders (numerator, basic)	2,409,674	3,376,669
Weighted average shares outstanding - basic (denominator)	10,464,992	7,251,870
Income per common share—basic	$0.23	$0.47
Net income (numerator, diluted)	$2,409,674	3,763,403
Weighted average shares—diluted (denominator)	10,519,472	10,255,285
Income per common share—diluted	$0.23	$0.37
Dilutive effect-average number of common shares	54,480	45,040
Dilutive effect-average number of convertible non-cumulative perpetual preferred, if converted	—	2,958,375
Dilutive effect-average number of shares	54,480	3,003,415

	For the Nine Months Ended September 30,
	2013	2012
Net income	$8,934,441	$9,056,496
Less: non-cumulative perpetual preferred dividend	—	(1,166,734)
Net income available to common shareholders (numerator, basic)	8,934,441	7,889,762
Weighted average shares outstanding - basic (denominator)	10,060,179	7,206,129
Income per common share—basic	$0.89	$1.09
Net income (numerator, diluted)	$8,934,441	9,056,496
Weighted average shares—diluted (denominator)	10,482,651	10,228,022
Income per common share—diluted	$0.85	$0.89
Dilutive effect-average number of common shares	64,913	37,763
Dilutive effect-average number of convertible non-cumulative perpetual preferred, if converted	357,559	2,984,130
Dilutive effect-average number of shares	422,472	3,021,893

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
There were no options to purchase common stock excluded from the computation of diluted earnings per common share for the three and nine months ended September 30, 2013. There were no options to purchase common stock excluded from the computation of diluted earnings per common share for the three months ended September 30, 2012. For the nine months ended September 30, 2012, 98,261 shares of common stock were excluded from the computation of diluted earnings per common share, because they were anti-dilutive.
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
In June 2012, holders of our Series B preferred stock began exercising their option to convert to common stock and continued to do so into early 2013. On March 8, 2013, the Company force converted all remaining outstanding shares of Series B preferred stock. At September 30, 2013, there were no remaining shares of Series B preferred stock outstanding.
The table below summarizes the conversion activity, to date.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares of Preferred Stock Converted to Common Stock	Total Number of Shares of Common Stock After Conversion	Total Number of Preferred Shares Remaining to Convert	Maximum Number of Post Conversion Whole Shares Remaining That May Yet Be Converted
March 1, 2013 - March 8, 2013	271,020	1,016,312	—	—
February 1, 2013 - February 28, 2013	172,074	645,264	271,020	1,016,325
January 1, 2013 - January 31, 2013	38,029	142,608	443,094	1,661,602
December 1, 2012 - December 31, 2012	6,966	26,121	481,123	1,804,211
November 1, 2012 - November 30, 2012	147,456	552,950	488,089	1,830,333
October 1, 2012 - October 31, 2012	153,355	575,071	635,545	2,383,293
June 1, 2012 - June 30, 2012	30	41,623	788,900	2,958,375

NOTE 4. OTHER COMPREHENSIVE INCOME
The following table presents the changes in accumulated other comprehensive income, by category, net of tax:

	Unrealized Loss on Supplemental Executive's Retirement Plan	Unrealized Gains on Securities	Unrealized Loss on Interest Rate Swap	Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2013	$(141,889)	$(100,451)	$(237,836)	$(480,176)
Net change for the quarter ended September 30, 2013	1,287	28,708	43,803	73,798
Balance at September 30, 2013	$(140,602)	$(71,743)	$(194,033)	$(406,378)

Balance at December 31, 2012	—	137,847	(337,869)	(200,022)
Net change for the nine months ended June 30, 2013	(140,602)	(209,590)	143,836	(206,356)
Balance at September 30, 2013	(140,602)	(71,743)	(194,033)	(406,378)

Balance July 1, 2012	$—	$106,251	$(405,162)	$(298,911)
Net change for the quarter ended September 30, 2012	—	62,940	18,118	81,058
Balance at September 30, 2012	$—	$169,191	$(387,044)	$(217,853)

Balance at December 31, 2011	$—	$88,695	$(451,723)	$(363,028)
Net change for the nine months ended September 30, 2012	—	80,496	64,679	145,175
Balance at September 30, 2012	$—	$169,191	$(387,044)	$(217,853)
An unrealized loss of $143,176, net of tax, associated with a change in the discount rate on the Company's Supplemental Executive's Retirement Plan ("SERP") from 5.85% to 4.50%, was moved into other comprehensive income in the second quarter of 2013. Expense of $1,287 and $2,574 related to SERP was also re-classed out of other comprehensive income into earnings during the three and nine months ended September 30, 2013. There were no amounts re-classed out of accumulated other comprehensive income into earnings during three and nine months ended September 30, 2012.

NOTE 5. INVESTMENT SECURITIES
Securities available-for-sale consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013
U.S. government agency obligations	$13,501,672	$11,689	$(140,090)	$13,373,271
Mortgage-backed securities	1,668,084	8,511	(6,652)	1,669,943
Municipal securities	1,913,631	49,861	(33,693)	1,929,799
Corporate debt securities	—	—	—	—
	$17,083,387	$70,061	$(180,435)	$16,973,013

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
U.S. government agency obligations	$10,551,084	$38,076	$(15,318)	$10,573,842
Mortgage-backed securities	1,980,980	50,914	—	2,031,894
Municipal securities	1,392,811	129,401	—	1,522,212
Corporate debt securities	500,000	5,785	—	505,785
	$14,424,875	$224,176	$(15,318)	$14,633,733
Monarch did not own any held-to-maturity securities at September 30, 2013 or December 31, 2012.
The amortized cost and fair value of securities by contractual maturity date at September 30, 2013 were as follows:

Securities available-for-sale:	Amortized Cost	Fair Value
Due in one year or less	$501,066	$503,045
Due from one to five years	12,100,606	12,001,633
Due from five to ten years	1,925,517	1,866,642
Due after ten years	2,556,198	2,601,693
Total	$17,083,387	$16,973,013
There are no investments in our securities portfolio that have been in a continuous unrealized loss position for more than 12 months. If we were to have unrealized losses in our securities portfolio for more than 12 months, we have the ability to carry such investments to the final maturity of the instruments. Other-than-temporarily impaired (“OTTI”) guidance for investments state that an impairment is OTTI if any of the following conditions exists: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or, the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). An impaired security identified as OTTI should be separated and losses should be recognized in earnings. Based on this guidance, there were no securities considered OTTI at September 30, 2013 or December 31, 2012 and there were no losses related to OTTI recognized in accumulated other comprehensive income at September 30, 2013 or December 31, 2012.

NOTE 6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSS
The following table provides a breakdown, by class of our loans held for investment at September 30, 2013 and December 31, 2012.
Loans held for Investment

	September 30, 2013	December 31, 2012
Commercial	$121,919,073	$91,803,951
Real estate
Construction	147,824,275	154,297,386
Residential (1-4 family)	90,908,673	92,497,460
Home equity lines	65,872,748	71,491,139
Multifamily	23,763,271	20,032,586
Commercial	243,709,038	227,813,983
Real estate subtotal	572,078,005	566,132,554
Consumers
Consumer and installment loans	3,207,836	3,025,471
Overdraft protection loans	112,040	49,716
Loans to individuals subtotal	3,319,876	3,075,187
Total gross loans	697,316,954	661,011,692
Unamortized loan costs, net of deferred fees	223,889	82,470
Loans held for investment, net of unearned income	697,540,843	661,094,162
Allowance for loan losses	(11,227,877)	(10,910,000)
Total net loans	$686,312,966	$650,184,162
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

Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand the business. Underwriting standards are designed to promote relationship banking rather than transactional banking. Once it is determined the borrower’s management possesses sound ethics and solid business acumen, we examine current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and normally incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.
Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation or sale of the income producing property securing the loan, or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type. This diversity helps reduce our exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on purpose, collateral, geography, cash flow, loan to value, and risk grade criteria. As a general rule, we avoid financing special purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At September 30, 2013 approximately 47% and at December 31, 2012, approximately 48% of the outstanding principal balance of our commercial real estate loans portfolio was secured by owner-occupied properties.
With respect to loans to developers and builders that are secured by non-owner occupied properties that we may originate from time to time, we generally require the borrower to have an existing relationship with the Company and a demonstrated record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of considerable funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be previously committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, supply and demand, government regulation of real property, general economic conditions and the availability of long-term financing.
We generally require multifamily real estate loan borrowers to have an existing relationship with the Company, a demonstrated record of success and guarantor financial strength, commensurate with the project size. The underlying feasibility of a multifamily project is stress tested for sensitivity to both capitalization and interest rate changes. Each project is underwritten separately and additional underwriting standards are required for the guarantors, which include, but are not limited to, a maximum loan-to-value percentage, global cash flow analysis and contingent liability analysis. Sources of repayment for these types of loans may be rent rolls or sales of the developed property, either by unit or as a whole.
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
We designate loans within our loans held for investment portfolio as either “pass” or “watch list” based on nine numerical risk grades which are assigned to the loans. These numeric designations represent, from best to worst: minimal, modest, average, acceptable, acceptable with care, special mention, substandard, doubtful and loss. Special mention, substandard, doubtful and loss risk grades are watch list. A loan risk graded as loss is generally charged-off when identified. A loan risk graded as doubtful is considered watch list and classified as nonaccrual. There were no loans in our portfolio classified as doubtful or loss at September 30, 2013 or December 31, 2012. Special mention loans and substandard loans are considered watch list risk grades and may or may not be classified as nonaccrual, based on current performance. Watch list graded loans or relationships are evaluated individually to determine if all, or a portion, of our investment in the borrower is at risk. If a risk is quantified, a specific loss allowance is assigned to the identified loan or relationship. We evaluate our investment in the borrower using either the present value of expected future cash flows, discounted at the historical effective interest rate of the loan, or for a collateral-dependent loan, the fair value of the underlying collateral.
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
Additional metrics, in the form of environmental risk factors, may be applied to a specific class or risk grade of loans within the portfolio based on local or national trends, identifiable events or other economic factors. For the period ended September 30, 2013, nine environmental factors; five internal and four external, were applied to the general risk grade groups.
At September 30, 2013, the five internal environmental factors took into consideration the potential risk due to changes within the Company. These factors addressed any changes in 1.) the strength and depth of management, 2.) lending policies and procedures, 3.) the nature, volume and terms of various portfolios, 4.) the quality of loan review and 5.) the effects of concentrations of credit and changes in those levels. The four external factors considered risks associated with events and circumstances outside of Company control. The first factor addressed the potential impact of legal change, regulatory change and new competition in the market. The second factor took into consideration changes in international, national and local economic conditions. The third looked at changes in risk taking due to competitive pressure. The final external environmental factor addressed the risk associated with the government's management of fiscal policy and its potential impact on the local economy.
At December 31, 2012 there were five external environmental factors. The first of the five external environmental factors was applied to our real estate construction loans due to the concentration in our portfolio. The second environmental factor was applied to our home equity lines based on delinquency rates. The third environmental factor was applied to all satisfactory loans based on economic conditions, including local unemployment and gross regional product. The fourth environmental factor was applied to all pass loans based on trends in our nonperforming assets. The final environmental factor, which was added in the 4th quarter of 2012, was related to Sequestration; automatic cuts in the budgets of both the defense and other discretionary federal programs associated with the Fiscal Cliff. Certain actions to avoid the Fiscal Cliff served to temporarily defer decisions on programs which could have an impact on the local economy.
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

•	Four internal environmental factors have been added in 2013 to consider risks associated with changes within the Company.

•	The first of the five external environmental factors has moved to an internal factor addressing concentrations in the portfolio.

•	The remaining four external environmental factors have been modified to allow a more global approach to our loan portfolio rather than a loan type.
The following table represents the effect on the current period provision of the changes in methodology from that used in prior periods.

September 30, 2013	Calculated Provision Based on New Methodology	Calculated Provision Based on Prior Methodology	Difference
Commercial	$1,618,857	$2,141,436	$(522,579)
Real estate
Construction	(1,009,794)	(1,031,146)	21,352
Residential (1-4 family)	535,803	(183,374)	719,177
Home equity lines	1,144,042	138,515	1,005,527
Multifamily	(239,816)	(88,346)	(151,470)
Commercial	(1,709,330)	(277,141)	(1,432,189)
Real estate subtotal	(1,279,095)	(1,441,492)	162,397
Consumers
Consumer and installment loans	(13,437)	(4,960)	(8,477)
Overdraft protection loans	26	375	(349)
Loans to individuals subtotal	(13,411)	(4,585)	(8,826)
Unallocated	(326,351)	(695,359)	369,008
Total provision for( recovery of) loan losses	$—	$—	$—
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
The following table segregates our portfolio between pass and watch list loans, delineated by segments, within loan type for September 30, 2013 and December 31, 2012.

	September 30, 2013
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$112,873,088	$1,590,283	$7,455,702	$121,919,073	3.56
Real estate
Construction	139,187,621	1,041,940	7,594,714	147,824,275	3.85
Residential (1-4 family)	83,672,145	2,400,326	4,836,202	90,908,673	4.18
Home equity lines	64,565,566	97,881	1,209,301	65,872,748	4.11
Multifamily	21,994,068	1,058,740	710,463	23,763,271	3.70
Commercial	235,608,638	3,018,130	5,082,270	243,709,038	3.75
Real estate subtotal	545,028,038	7,617,017	19,432,950	572,078,005	3.88
Consumers
Consumer and installment loans	3,199,395	—	8,441	3,207,836	4.02
Overdraft protection loans	112,040	—	—	112,040	4.57
Loans to individuals subtotal	3,311,435	—	8,441	3,319,876	4.03
Total gross loans	$661,212,561	$9,207,300	$26,897,093	$697,316,954	3.83

	December 31, 2012
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$87,322,926	$1,607,857	$2,873,168	$91,803,951	3.72
Real estate
Construction	139,899,273	5,779,104	8,619,009	154,297,386	3.99
Residential (1-4 family)	83,633,577	2,776,659	6,087,224	92,497,460	4.27
Home equity lines	69,908,614	240,209	1,342,316	71,491,139	4.11
Multifamily	17,763,961	50,000	2,218,625	20,032,586	4.17
Commercial	220,153,680	1,828,487	5,831,816	227,813,983	3.97
Real estate subtotal	531,359,105	10,674,459	24,098,990	566,132,554	4.05
Consumers
Consumer and installment loans	2,883,660	—	141,811	3,025,471	4.16
Overdraft protection loans	49,695	—	21	49,716	4.21
Loans to individuals subtotal	2,933,355	—	141,832	3,075,187	4.16
Total gross loans	$621,615,386	$12,282,316	$27,113,990	$661,011,692	4.00

An aging of our loan portfolio by class as of September 30, 2013 and December 31, 2012 is as follows:

Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Recorded Investment > 90 days and Accruing	Recorded Investment Nonaccrual Loans
September 30, 2013
Commercial	$5,243,647	$36,857	$367,394	$5,647,898	$116,271,175	$—	$367,394
Real estate
Construction	—	—	641,165	641,165	147,183,110	81,591	920,061
Residential (1-4 family)	259,469	—	956,150	1,215,619	89,693,054	—	956,150
Home equity lines	624,259	61,526	—	685,785	65,186,963	—	562,386
Multifamily	273,191	—	—	273,191	23,490,080	—	—
Commercial	673,640	—	—	673,640	243,035,398	—	—
Real estate subtotal	1,830,559	61,526	1,597,315	3,489,400	568,588,605	81,591	2,438,597
Consumers
Consumer and installment loans	96,234	30,189	8,441	134,864	3,072,972	—	8,441
Overdraft protection loans	—	—	—	—	112,040	—	—
Loans to individuals subtotal	96,234	30,189	8,441	134,864	3,185,012	—	$8,441
Total gross loans	$7,170,440	$128,572	$1,973,150	$9,272,162	$688,044,792	$81,591	$2,814,432

December 31, 2012
Commercial	$701,397	$56,520	$617,394	$1,375,311	$90,428,640	$—	$617,394
Real estate
Construction	295,937	—	385,805	681,742	153,615,644	—	1,028,188
Residential (1-4 family)	1,538,595	—	525,150	2,063,745	90,433,715	—	930,883
Home equity lines	318,108	349,914	—	668,022	70,823,117	—	586,239
Multifamily	—	—	—	—	20,032,586	—	—
Commercial	—	—	247,954	247,954	227,566,029	152,880	95,074
Real estate subtotal	2,152,640	349,914	1,158,909	3,661,463	562,471,091	152,880	2,640,384
Consumers
Consumer and installment loans	124,073	—	127,850	251,923	2,773,548	—	141,811
Overdraft protection loans	21	—	—	21	49,695	—	—
Loans to individuals subtotal	124,094	—	127,850	251,944	2,823,243	—	141,811
Total gross loans	$2,978,131	$406,434	$1,904,153	$5,288,718	$655,722,974	$152,880	$3,399,589
The $5.2 million balance at September 30, 2013 in 30-59 days past due is primarily related to one loan relationship in the amount of $5.0 million. Specific reserves totaling $2.2 million have been established for this relationship. The column “recorded investment nonaccrual loans”, in the Age Analysis table above, includes nonaccrual loans totaling $2,447,038 and $2,782,195, and restructured loans on nonaccrual status totaling $367,394 and $617,394, at September 30, 2013 and December 31, 2012, respectively.

     We currently have one commercial loan totaling $367,394 and one residential 1-4 family loan totaling $68,795, classified as troubled debt restructured loans. At September 30, 2013, the residential 1-4 family loan totaling $68,795 is current. During the third quarter we provided funding in the form of a $250,000 loan to a third party to purchase a portion of the business associated with the troubled debt restructured commercial loan. Proceeds from that purchase were applied to reduce the restructured commercial loan. We did not restructure any loans in the third quarter and first nine months of 2013 or 2012. The commercial loan was restructured during the fourth quarter of 2011. We have not had any defaults on restructured loans within twelve months of restructuring, during the quarter ended September 30, 2013 or 2012.

Additional information on restructured loans in our portfolio as of September 30, 2013 is as follows:
Troubled Debt Restructurings

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Quarter Ended September 30, 2013	None	—	—
Quarter Ended September 30, 2012	None	—	—
Troubled Debt Restructurings That Subsequently Defaulted

	Number of Contracts	Recorded Investment
Quarter Ended September 30, 2013	None	—
Quarter Ended September 30, 2012	None	—

A summary of the activity in the allowance for loan losses account is as follows:

Allocation of the Allowance for Loan Losses
		Real Estate
September 30, 2013	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for credit losses:
Beginning balance	$1,749,641	$2,360,707	$1,545,315	$1,402,448	$290,532	$2,882,398
Charge-offs	(215,994)	—	(148,766)	(582,480)	—	—
Recoveries	126,301	1,032,255	26,378	82,750	—	20,000
Provision	1,618,857	(1,009,794)	535,803	1,144,042	(239,816)	(1,709,330)
Ending balance	$3,278,805	$2,383,168	$1,958,730	$2,046,760	$50,716	$1,193,068
Ending balance
Individually evaluated for impairment	$2,805,898	$1,035,644	$394,431	$435,432	$—	$536,962
Collectively evaluated for impairment	472,907	1,347,524	1,564,299	1,611,328	50,716	656,106
Financing receivables:
Ending balance	$121,919,073	$147,824,275	$90,908,673	$65,872,748	$23,763,271	$243,709,038
Ending balance: individually evaluated for impairment	7,455,702	7,594,714	4,836,202	1,307,182	710,463	5,492,293
Ending balance: collectively evaluated for impairment	114,463,371	140,229,561	86,072,471	64,565,566	23,052,808	238,216,745

	Consumers
	Consumer and Installment loans	Overdraft Protection	Unallocated	Total
Allowance for credit losses:
Beginning balance	$55,192	$501	$623,266	$10,910,000
Charge-offs	(22,759)	(416)	—	(970,415)
Recoveries	587	21	—	1,288,292
Provision	(13,437)	26	(326,351)	—
Ending balance	$19,583	$132	$296,915	$11,227,877
Ending balance
Individually evaluated for impairment	$—	$—	$—	$5,208,367
Collectively evaluated for impairment	19,583	132	296,915	6,019,510
Financing receivables:
Ending balance	$3,207,836	$112,040	$—	$697,316,954
Ending balance: individually evaluated for impairment	8,441	—	—	27,404,997
Ending balance: collectively evaluated for impairment	3,199,395	112,040	—	669,911,957

		Real Estate
December 31, 2012	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for credit losses:
Beginning balance	$1,946,528	$1,426,135	$2,733,263	$1,070,309	$345,770	$2,223,506
Charge-offs	(835,052)	(532,502)	(2,239,163)	(602,058)	—	(134,015)
Recoveries	66,848	151,068	196,526	74,382	—	119
Provision	571,317	1,316,006	854,689	859,815	(55,238)	792,788
Ending balance	$1,749,641	$2,360,707	$1,545,315	$1,402,448	$290,532	$2,882,398
Ending balance
Individually evaluated for impairment	$814,300	$740,003	$635,110	$626,677	$113,094	$512,762
Collectively evaluated for impairment	935,341	1,620,704	910,205	775,771	177,438	2,369,636
Financing receivables:
Ending balance	$91,803,951	$154,297,386	$92,497,460	$71,491,139	$20,032,586	$227,813,983
Ending balance: individually evaluated for impairment	2,873,169	9,172,773	5,614,836	1,497,695	2,218,625	5,984,697
Ending balance: collectively evaluated for impairment	88,930,782	145,124,613	86,882,624	69,993,444	17,813,961	221,829,286

	Consumers
	Consumer and Installment loans	Overdraft Protection	Unallocated	Total
Allowance for credit losses:
Beginning balance	$27,099	$4,370	$153,020	$9,930,000
Charge-offs	—	—	—	(4,342,790)
Recoveries	2,456	258	—	491,657
Provision	25,637	(4,127)	470,246	4,831,133
Ending balance	$55,192	$501	$623,266	$10,910,000
Ending balance
Individually evaluated for impairment	$24,410	$—	—	$3,466,356
Collectively evaluated for impairment	30,782	501	623,266	7,443,644
Financing receivables:
Ending balance	$3,025,471	$49,716	$—	$661,011,692
Ending balance: individually evaluated for impairment	141,811	21	—	27,503,627
Ending balance: collectively evaluated for impairment	2,883,660	49,695	—	633,508,065
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

The following table sets forth our impaired loans at September 30, 2013 and December 31, 2012.

Impaired Loans
	With No Related Allowance
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
September 30, 2013
Commercial	$801,416	$801,416	$784,527	$46,368
Real estate
Construction	4,727,248	4,727,248	5,320,976	218,209
Residential (1-4 family)	2,894,237	3,036,491	2,868,807	92,478
Home equity lines	687,850	724,946	723,469	2,784
Multifamily	710,463	710,463	717,413	35,555
Commercial	3,124,209	3,124,209	3,412,507	175,765
Consumers
Consumer and installment loans	8,441	9,404	11,605	—
Overdraft protection loans	—	—	—	—
Total	$12,953,864	$13,134,177	$13,839,304	$571,159
December 31, 2012
Commercial	$825,394	$825,394	$760,792	$62,110
Real estate
Construction	7,207,772	7,210,931	6,702,688	421,973
Residential (1-4 family)	2,100,256	2,168,389	2,306,738	86,691
Home equity lines	684,193	697,436	698,055	20,719
Multifamily	1,815,531	1,815,530	1,830,497	131,377
Commercial	525,941	525,941	461,961	32,586
Consumers
Consumer and installment loans	13,961	13,961	17,336	1,773
Overdraft protection loans	21	21	202	16
Total	$13,173,069	$13,257,603	$12,778,269	$757,245

	With Related Allowance
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2013
Commercial	$6,654,286	$6,669,562	$2,805,898	$6,876,354	$262,380
Real estate
Construction	2,867,466	2,970,506	1,035,644	2,979,553	81,521
Residential (1-4 family)	1,941,965	2,065,921	394,431	1,906,143	60,077
Home equity lines	619,332	619,332	435,432	621,355	29,841
Multifamily	—	—	—	—	—
Commercial	2,368,084	2,368,084	536,962	2,418,012	302,547
Consumers
Consumer and installment loans	—	—	—	—	—
Overdraft protection loans	—	—	—	—	—
Total	$14,451,133	$14,693,405	$5,208,367	$14,801,417	$736,366
December 31, 2012
Commercial	$2,047,775	$2,063,051	$814,300	$2,216,832	$98,773
Real estate
Construction	1,965,001	2,020,509	740,003	2,214,060	84,621
Residential (1-4 family)	3,514,580	3,543,639	635,110	3,540,771	205,329
Home equity lines	813,502	813,502	626,677	813,876	32,890
Multifamily	403,094	403,094	113,094	407,157	22,790
Commercial	5,458,756	5,558,755	512,762	3,803,834	486,785
Consumers
Consumer and installment loans	127,850	127,850	24,410	130,015	6,160
Overdraft protection loans	—	—	—	—	—
Total	$14,330,558	$14,530,400	$3,466,356	$13,126,545	$937,348

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

The following table presents our assets and liabilities related to continuing operations, which are measured at fair value on a recurring basis for each of the fair value hierarchy levels, as of September 30, 2013 and December 31, 2012:

	Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Assets at September 30, 2013
Investment securities—available for sale
U.S. government agency obligations	$13,373,271	$—	$13,373,271	$—
Mortgage-backed securities	1,669,943	—	1,669,943	—
Municipal securities	1,929,799	—	1,929,799	—
Corporate debt securities	—	—	—	—
Loans held for sale	120,435,240	—	120,435,240	—
Derivative financial liability	$298,512	$—	$298,512	$—
Assets at December 31, 2012
Investment securities—available for sale
U.S. government agency obligations	$10,573,842	$—	$10,573,842	$—
Mortgage-backed securities	2,031,894	—	2,031,894	—
Municipal securities	1,522,212	—	1,522,212	—
Corporate debt securities	505,785	—	505,785	—
Loans held for sale	419,075,089	—	419,075,089	—
Derivative financial liability	$511,923	$—	$511,923	$—

The following table provides quantitative disclosures about the fair value measurements of our assets related to continuing operations which are measured at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012.

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2013
Real estate owned	$95,074	$—	$—	$95,074
Restructured and impaired loans, net	9,242,766	—	—	9,242,766
At December 31, 2012
Real estate owned	$—	$—	$—	$—
Restructured and impaired loans, net	10,864,202	—	—	10,864,202

The following table displays quantitative information about Level 3 Fair Value Measurements for September 30, 2013 and December 31, 2012.

	Fair Value Measurement at September 30, 2013
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Commercial	$3,848,388	Market comparables	Discount applied to market comparables (1)	55%
Real Estate
Construction	1,831,822	Market comparables	Discount applied to market comparables (1)	39%
Residential (1-4 family)	1,547,534	Market comparables	Discount applied to market comparables (1)	41%
Home equity lines	183,900	Market comparables	Discount applied to market comparables (1)	27%
Multifamily	—	Market comparables	Discount applied to market comparables (1)	—%
Commercial	1,831,122	Market comparables	Discount applied to market comparables (1)	20%
Consumer
Consumer and installment loans	—	Market comparables	Discount applied to market comparables (1)	—%
Total restructures and impaired loans	$9,242,766
Real estate owned	$95,074	Market comparables	Discount applied to market comparables (1)	37%

	Fair Value Measurement at December 31, 2012
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Commercial	$1,233,475	Market comparables	Discount applied to market comparables (1)	50%
Real Estate
Construction	1,224,998	Market comparables	Discount applied to market comparables (1)	36%
Residential (1-4 family)	2,879,470	Market comparables	Discount applied to market comparables (1)	31%
Home equity lines	186,825	Market comparables	Discount applied to market comparables (1)	51%
Multifamily	290,000	Market comparables	Discount applied to market comparables (1)	25%
Commercial	4,945,994	Market comparables	Discount applied to market comparables (1)	16%
Consumer
Consumer and installment loans	103,440	Market comparables	Discount applied to market comparables (1)	20%
Total restructures and impaired loans	$10,864,202

(1) A discount percentage is applied based on age of independent appraisals, current market conditions, and experience within the local markets.
For the three and nine months ended September 30, 2013, there were no gains or losses to report on the sale of other real estate owned. There were gains of $57,516 to report on the sale of other real estate owned for the three months ended September 30, 2012. For the nine months ended September 30, 2012, there were gains to report on the sale of other real estate owned of $156,625. Gains or losses on sale of other real estate owned are included in foreclosed property expense.
At the time a loan secured by real estate becomes real estate owned we record the property at fair value net of estimated selling costs. Upon foreclosure and through liquidation, we evaluate the property’s fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. No valuation adjustments related to other real estate owned were recorded in the three and nine months ended September 30, 2013. Valuations adjustments totaling $350,000 and $568,500 related to other real estate owned were recorded in the three and nine months periods ended September 30, 2012. Adjustments, when necessary, are included in foreclosed property expense.
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
Derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date. Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction. Valuation adjustments may be made to reflect both our credit risk and the counterparties’ credit quality in determining the fair value of the derivative. Level 2 inputs for the valuations are limited to observable market prices for London Interbank Offered Rate (LIBOR) observable market prices for LIBOR swap rates, and three month LIBOR basis spreads at commonly quoted intervals. Our derivative financial liability consists of an interest rate swap that qualifies as a cash flow hedge which had an unrealized loss of $298,512 at September 30, 2013 and $511,923 at December 31, 2012.
Real Estate Owned is carried at the fair value less estimated selling costs. Upon foreclosure and through liquidation, we evaluate the property's fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value less selling costs. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Fair value is determined through an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data (Level 2). When evaluating fair value, management may discount the appraisal further if, based on their understanding of the market conditions, it is determined the collateral is further impaired below the appraisal value (Level 3). Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. We did not record any losses due to valuation adjustments for the three and nine months ended September 30, 2013. We recorded losses of $592,575 due to valuation adjustments on real estate owned within foreclosed property expense in the year ended December 31, 2012.
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
Fair Value of Financial Instruments
The following table presents the carrying amounts and fair value of our financial instruments at September 30, 2013 and December 31, 2012. GAAP defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than through a forced or liquidation sale for purposes of this disclosure. The carrying amounts in the table are included in the balance sheet under the indicated captions.

		Fair Value Measurements at September 30, 2013 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3	Balance
Assets
Cash and cash equivalents	$128,975,368	$128,975,368	$—	$—	$128,975,368
Investment securities available for sale	16,973,013	—	16,973,013	—	16,973,013
Loans held for sale	120,435,240	—	120,435,240	—	120,435,240
Loans held for investment (net)	686,312,966	—	—	698,911,363	698,911,363
Accrued interest receivable	2,074,269	—	2,074,269	—	2,074,269
Restricted equity securities	3,665,500	—	3,665,500	—	3,665,500
Bank owned life insurance	7,350,771	—	7,350,771	—	7,350,771
Liabilities
Deposits	$886,127,319	$—	$882,842,712	$—	$882,842,712
Borrowings	11,200,480	—	11,296,678	—	11,296,678
Accrued interest payable	186,080	—	186,080	—	186,080
Derivative financial liability	298,512	—	298,512	—	298,512

		Fair Value Measurements at December 31, 2012 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3	Balance
Assets
Cash and cash equivalents	$57,774,578	$57,774,578	$—	$—	$57,774,578
Investment securities available for sale	14,633,733	—	14,633,733	—	14,633,733
Loans held for sale	419,075,089	—	419,075,089	—	419,075,089
Loans held for investment (net)	650,184,162	—	—	662,330,624	662,330,624
Accrued interest receivable	1,959,010	—	1,959,010	—	1,959,010
Restricted equity securities	12,363,200	—	12,363,200	—	12,363,200
Bank owned life insurance	7,173,059	—	7,173,059	—	7,173,059
Liabilities
Deposits	$901,781,872	$—	$897,568,108	$—	$897,568,108
Borrowings	209,298,523	—	209,429,217	—	209,429,217
Accrued interest payable	230,057	—	230,057	—	230,057
Derivative financial liability	511,923	—	511,923	—	511,923

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
At September 30, 2013, there were 160,778 split-adjusted options outstanding and exercisable. All options in the plan are fully vested and no additional options were granted in the periods covered. There were 68,630 options exercised in the third quarter of 2013 and 101,103 options exercised in the first nine months of 2013. No options on shares were forfeited in the third quarter and first nine months of 2013.
Compensation expense related to our restricted stock totaled $122,411 and $450,666 in the third quarter and first nine months of 2013, respectively. A deferred tax benefit has been recorded related to restricted stock of $27,790 in the first nine months of 2013. Non-vested shares in restricted stock totaled 230,960 at September 30, 2013. These shares, which typically vest over a 60 month period, have remaining vesting periods of between 1 and 54 months with unrecognized remaining compensation expense of $1,470,055. We issued 0 and 2,500 shares of restricted stock in the third quarter and first nine months of of 2013. 22,200 shares vested in the third quarter of 2013 and 51,864 shares vested in the first nine months of 2013. Additionally, 4,600 shares were forfeited in the third quarter and first nine months of 2013.
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
Funding for retail mortgage banking services' loans held for sale (LHFS) portfolio is provided by community banking services. The related interest earned for the bank's interim holding period of these LHFS is recorded in the community banking segment. This interim interest income was $1,423,852 in the third quarter and $5,931,116 in the first nine months of 2013, compared to $3,039,637 and $7,546,065, for the same respective periods in 2012.
The retail mortgage banking segment’s most significant revenue and expense is non-interest income and non-interest expense, respectively. We do not have other reportable operating segments. (The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of our annual 10-K.) All inter-segment sales prices are market based. The assets and liabilities and operating results of our other wholly owned subsidiary, Monarch Capital, LLC, are included in the mortgage banking segment. Monarch Capital, LLC, provides commercial mortgage brokerage services.

Segment information for the three and nine months ended September 30, 2013 and 2012 is shown in the following tables.

Selected Financial Information

	Commercial and Other Banking	Mortgage Banking Operations	Inter-segment Eliminations	Total
Three Months Ended September 30, 2013
Income:
Interest income	$10,665,197	$176,646	$—	$10,841,843
Non-interest income	1,332,452	15,657,242	(314,621)	16,675,073
Total operating income	11,997,649	15,833,888	(314,621)	27,516,916
Expenses:
Interest expense	(1,121,031)	—	—	(1,121,031)
Provision for loan losses	—	—	—	—
Personnel expense	(3,328,368)	(11,625,698)	(5,701)	(14,959,767)
Other non-interest expenses	(2,935,479)	(4,740,037)	320,322	(7,355,194)
Total operating expenses	(7,384,878)	(16,365,735)	314,621	(23,435,992)

Income before income taxes	4,612,771	(531,847)	—	4,080,924
Provision for income taxes	(1,598,751)	183,054	—	(1,415,697)
Net income	$3,014,020	$(348,793)	$—	$2,665,227

Three Months Ended September 30, 2012
Income:
Interest income	$11,588,520	$231,185	$—	$11,819,705
Non-interest income	1,371,834	25,561,169	(371,874)	26,561,129
Total operating income	12,960,354	25,792,354	(371,874)	38,380,834
Expenses:
Interest expense	(1,430,149)	—	—	(1,430,149)
Provision for loan losses	(898,598)	—	—	(898,598)
Personnel expense	(3,495,512)	(18,927,485)	(23,135)	(22,446,132)
Other non-interest expenses	(3,002,650)	(4,756,215)	395,009	(7,363,856)
Total operating expenses	(8,826,909)	(23,683,700)	371,874	(32,138,735)

Income before income taxes	4,133,445	2,108,654	—	6,242,099
Provision for income taxes	(1,394,738)	(716,469)	—	(2,111,207)
Net income	$2,738,707	$1,392,185	$—	$4,130,892

	Commercial and Other Banking	Mortgage Banking Operations	Inter-segment Eliminations	Total
Nine months ended September 30, 2013
Income:
Interest income	$33,002,749	$668,451	$—	$33,671,200
Non-interest income	4,355,342	52,395,566	(1,220,546)	55,530,362
Total operating income	37,358,091	53,064,017	(1,220,546)	89,201,562
Expenses:
Interest expense	(3,742,636)	—	—	(3,742,636)
Provision for loan losses	—	—	—	—
Personnel expense	(10,316,561)	(38,084,017)	(36,315)	(48,436,893)
Other non-interest expenses	(8,429,378)	(14,739,056)	1,256,861	(21,911,573)
Total operating expenses	(22,488,575)	(52,823,073)	1,220,546	(74,091,102)

Income before income taxes	14,869,516	240,944	—	15,110,460
Provision for income taxes	(5,123,994)	(83,029)	—	(5,207,023)
Net income	$9,745,522	$157,915	$—	$9,903,437

Nine months ended September 30, 2012
Income:
Interest income	$33,178,941	$598,957	$—	$33,777,898
Non-interest income	3,644,406	62,208,731	(972,067)	64,881,070
Total operating income	36,823,347	62,807,688	(972,067)	98,658,968
Expenses:
Interest expense	(4,325,229)	—	—	(4,325,229)
Provision for loan losses	(4,313,677)	—	—	(4,313,677)
Personnel expense	(9,233,269)	(45,984,557)	(37,610)	(55,255,436)
Other non-interest expenses	(8,254,322)	(12,697,496)	1,009,677	(19,942,141)
Total operating expenses	(26,126,497)	(58,682,053)	972,067	(83,836,483)

Income before income taxes	10,696,850	4,125,635	—	14,822,485
Provision for income taxes	(3,672,577)	(1,416,465)	—	(5,089,042)
Net income	$7,024,273	$2,709,170	$—	$9,733,443

Segment Assets
September 30, 2013	$893,686,289	$143,970,652	$(25,733,226)	$1,011,923,715
December 31, 2012	$796,319,227	$456,716,145	$(37,457,219)	$1,215,578,153
NOTE 10. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets with indefinite lives are recorded at cost and are reviewed at least annually for impairment based on evidence of certain impairment indicators. Intangible assets with identifiable lives are amortized over their estimated useful lives. The intangible assets have a weighted-average useful life of ten months.
Information concerning goodwill and intangible assets is presented in the following table:

	September 30, 2013	December 31, 2012
Amortizable intangible assets	$1,250,000	$1,250,000
Accumulated amortization—intangible assets	(1,101,190)	(967,261)
Amortizable intangible assets, net	$148,810	$282,739
Goodwill	$775,000	$775,000

Amortization expense for intangible assets totaled $44,643 and $133,929, respectively, for each of the three and nine month periods, ending September 30, 2013 and 2012.

Estimated Amortization Expense:
For the remaining months of the year ended 12/31/2013	44,643
For the year ended 12/31/14	104,167
$148,810
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
Our credit exposure, if any, on the interest rate swap is limited to the net favorable value (net of any collateral pledged) and interest payments of the swap by the counter-party. Conversely, when an interest rate swap is in a liability position we are required to post collateral to PNC which is evaluated monthly and adjusted based on the fair value of the hedge on the last day of the month. The fair value of this swap instrument was a liability of $299 thousand at September 30, 2013 for which our collateral requirement was $350 thousand.

NOTE 12. SUBSEQUENT EVENT - COMMON STOCK DIVIDEND
On October 17, 2013 we announced that the Board of Monarch Financial Holdings, Inc., had approved a quarterly common stock cash dividend. The quarterly cash dividend is $0.07 per share for common shareholders of record on November 12, 2013, payable on November 29, 2013.

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

CRITICAL ACCOUNTING POLICIES
Critical accounting policies are those applications of accounting principles or practices that require considerable judgment, estimation, or sensitivity analysis by management. In the financial service industry, examples, though not an all inclusive list, of disclosures that may fall within this definition are the determination of the adequacy of the allowance for loan losses, valuation of derivatives or securities without a readily determinable market value, and the valuation of the fair value of intangibles and goodwill. Except for the determination of the adequacy of the allowance for loan losses and fair value estimations related to foreclosed real estate, we do not believe there are other practices or policies that require significant sensitivity analysis, judgments, or estimations.

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
Periodically, we participate in a “mandatory” delivery program for mortgage loans. Under the mandatory delivery system, loans with interest rate locks are paired with the sale of a notional security bearing similar attributes. Interim income or loss on the pairing of the loans and securities is recorded in mortgage banking income on our income statement. In addition, at the time the loan is delivered to an investor, matched securities are repurchased and a gain or loss on the pairing is recorded in mortgage banking income on our income statement. Management has elected to limit our exposure to this form of delivery to $50 million in outstanding loans. We were not participating in the mandatory delivery program at September 30, 2013 or December 31, 2012.
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

RESULTS OF OPERATIONS
Net Income
Our consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, after all significant inter-company transactions have been eliminated. Net income attributable to our non-controlling interests of $256 thousand and $367 thousand, and $969 thousand and $677 thousand, respectively, are deducted for the quarters and first nine months ended September 30, 2013 and 2012, to arrive at net income attributable to Monarch Financial Holdings, Inc. The ensuing references and ratios are related to net income attributable to Monarch Financial Holdings, Inc., (hereon referred to as "net income") after net income attributable to non-controlling interests has been deducted.
Net Income Attributable to Monarch Financial Holdings, Inc.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$2,665,227	$4,130,892	$9,903,437	$9,733,443
Less: Net income attributable to non-controlling interests	(255,553)	(367,489)	(968,996)	(676,947)
Net income attributable to Monarch Financial Holdings, Inc.	$2,409,674	$3,763,403	$8,934,441	$9,056,496

Net income for the quarter ended September 30, 2013 was $2.4 million, a decrease of $1.3 million or 36.0% compared the same quarter in 2012. Basic earnings per share for the third quarter of 2013 and 2012 were $0.23 and $0.47, respectively, while diluted earnings per share were $0.23 and $0.37 for the same periods. Net income for the nine months ended September 30, 2013 was $8.9 million, a marginal decrease of $122 thousand or 1.3% compared to 2012. Basic earnings per share for the first nine months of 2013 and 2012 were $0.89 and $1.09, respectively, while diluted earnings per share were $0.85 and $0.89, for the same respective periods.
Two important and commonly used measures of profitability are return on assets (net income as a percentage of average total assets) and return on equity (net income as a percentage of average stockholders’ equity). Our annualized return on assets (“ROA”) for the three and nine month periods ending September 30, 2013 was 0.94% and 1.14%, compared to 1.43% and 1.25% for the same respective periods ended September 30, 2012. Our annualized return on equity (“ROE”) for the third quarter and first nine months of 2013 were 10.18% and 13.07%, respectively, compared to 18.24% and 15.23% in 2012.
A $10.0 million decline in mortgage banking income, in the third quarter and year to date, was the primary source of the reduction in net income in both periods. This decrease was partially offset by a $7.5 million reduction in non-interest expense in the third quarter and a $4.8 million reduction in non-interest expense in the first nine months of 2013 compared to 2012. Interest income declined $978 thousand in the quarter and $107 thousand year to date. Interest expense declined $309 thousand in the quarter and $583 thousand year to date. Income tax provision declined $696 thousand in the third quarter but increased $118 thousand in first nine months of 2013 compared to 2012.
Net interest income decreased $669 thousand, to $9.7 million in the third quarter of 2013, when compared to $10.4 million in 2012 . Year to date, net interest income increased $475 thousand, to $29.9 million , when compared to $29.5 million in 2012. Non-interest income was $16.7 million and $55.5 million in the third quarter and first nine months of 2013, when compared to $26.6 million and $64.9 million one year prior. Non-interest expense was $22.3 million and $70.3 million, respectively, in the third quarter and first nine months of 2013 compared to $29.8 million and $75.2 million in 2012.
Our provision for loan losses in third quarter and year to date 2013 was zero compared to $899 thousand and $4.3 million for the same periods in 2012. We reported net charge offs of $92 thousand in the third quarter of 2013 and recoveries in excess of charge offs of $318 thousand year to date. Net charge offs in the third quarter and year to date 2012 were $733 thousand and $3.4 million, respectively.
Net Interest Income
Net interest income, which is the excess of interest income over interest expense, is a major source of banking revenue. A number of factors influence net interest income, including the interest rates earned on earning assets, and the interest rates paid to obtain funding to support those assets, the average volume of interest-earning assets and interest bearing liabilities, and the mix of interest-earning assets and interest bearing liabilities.
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
Net interest income was $9.7 million in the third quarter of 2013, compared to $10.4 million in 2012. Total interest income was $10.8 million in the third quarter of 2013 compared to $11.8 million for the same period in 2012. Total interest expense was $1.1 million and $1.4 million for the same respective periods. Our greatest earning assets are loans which are comprised of two major portfolio classifications: loans held for investment and loans held for sale. Interest income on our loans held for investment portfolio increased $561 thousand in the quarter. This increase was completely offset by a $1.6 million decline in interest income on our loans held for sale portfolio. Lower interest rates on money market accounts and time deposits coupled with lower quarterly time deposit volume were the source of quarterly improvement to interest expense. Asset yield declined 26 basis points for the quarter over the previous year, to 4.59%, and liability costs declined 7 basis points to 0.67% during the same period buffering the impact to the net interest margin.
Average earning asset volume declined $32 million in the third quarter of 2013 compared to 2012. Loans held for investment grew by $78.4 million, federal funds sold grew by $68.8 million, deposits in other banks grew $7.6 million and securities grew $6.1 million. These increases were offset by loans held for sale which declined $190.7 million quarter over quarter . Interest bearing liabilities also declined in the third quarter compared to prior year. The $97.3 million decline is attributable to a $108.1 million decrease in time deposits and a $35.1 million decrease in borrowings. Money market accounts grew $35.8 million, and interest bearing checking increased $8.7 million.
In the first nine months of 2013 net interest income was $29.9 million compared to $29.5 million, one year prior. Total interest income was $33.7 million compared to $33.8 million in 2012. Total interest expense declined $583 thousand to $3.7 million in 2013 from $4.3 million in 2012. Income on our loans held for sale portfolio declined $1.6 million, year to date. This decline was partially offset by $1.3 million in interest income growth on our loans held for investment. As with the third quarter, lower interest rates on money market accounts and time deposits coupled with lower volume in time deposits were the source of improvement to interest expense. Asset yield was down 44 basis points year to date, at 4.54% and liability costs also declined 12 basis points to 0.69%.
Average earning asset volume increased $86.9 million in the first nine months of 2013 compared to 2012. Our loans held for investment portfolio increased $90.8 million on average and loans held for sale decreased $50.1 million. Federal funds sold increased $32.9 million, deposits in other banks increased $7.4 million and securities increased $6.5 million. Interest bearing deposits declined $8.8 million while borrowings increased $12.9 million.
Loans held for investment are commercial, real estate, and consumer loans originated and maintained on the Bank's books. Interest income on our loans held for investment portfolio for the third quarter and first nine months of 2013 was $9.2 million and $27.3 million, respectively, compared to $8.7 million and $25.9 million in 2012. Income growth in our loans held for investment portfolio was volume driven in both periods presented. That growth was in real estate and commercial loans. When compared to prior year, the yield on loans held for investment declined 34 basis points in the third quarter. Year to date that decline was 49 basis points. Loans held for investment had a blended yield in the third quarter and first nine months of 2013 of 5.31% and 5.24%, respectively. Market competition has increased for commercial and some real estate loans, driving loan pricing down.
Loans held for sale, which are residential mortgages originated by our mortgage division and sold to investors, earn interest while on our books but at rates lower than our loans held for investment portfolio. Interest income on loans held for sale was $1.4 million in the third quarter of 2013 and $5.9 million year to date. This represents a $1.6 million decline in both the quarter and year to date. Market rates increased in late June and loan volume is down significantly in both periods due to that change. This portfolio is subject to greater fluctuations in outstanding balances due to a combination of market demand, economic conditions and the prevailing mortgage rates. In the third quarter of 2013 the yield on loans held for sale increased 44 basis points compared to 2013. This increase provided $334 thousand in earnings which partially offset the $1.9 million in lost interest income due to lower volume. Year to date, the yield on this portfolio has declined 12 basis points. This decline coupled with lower volume has had an adverse impact on earnings. Yields on our loans held for sale portfolio were 4.13% in the quarter and 3.65% in the first nine months of 2013.
Federal funds, which are typically excess funds remain elevated in 2013 due to the sharp decline in loans held for sale volume. The yield on our federal funds has declined 2 basis points, quarter over quarter and year over year to 0.23%. Deposits in other banks include $5.5 million in fully insured time deposits with numerous institutions in addition to deposits in the federal home loan bank and the federal reserve. The federal reserve has certain deposit reserve requirements related to our transactional accounts and this reserve requirement has increased with deposit growth. Yield on these deposits was 0.27% and 0.24% for the third quarter and nine months of 2013, compared to 0.25% and 0.21% for the same respective periods in 2012.

Net growth in investment securities in both the third quarter and year to date was the source of the marginal income growth in security income. Higher yielding agencies have been called because current market rates are low. Security yields in the third quarter and first nine months of 2013 were 1.43% and 1.52% compared to 2.14% and 2.22%, one year prior.
Interest bearing deposits decreased $62.2 million in the third quarter of 2013 and $8.8 million in the first nine months when compared to the same periods in 2012. Time deposits were the source of the decline in interest bearing deposits, declining $108.1 million in the quarter and $68.8 million year to date. Time deposits and money market accounts are our higher cost deposits. Money market accounts grew $35.8 million quarter over quarter and $45.8 million, year over year. Lower rates on our money market deposits created a net savings of $63.5 thousand in the quarter and $241.3 thousand in the first nine months of 2013 compared to 2012. Time deposits include both bank, or core balances, and brokered deposits. Brokered deposits are often utilized to provide funding for our loans held for sale portfolio. These brokered deposits are available through a program called Certificate of Deposit Account Registry Service® (“CDARS”) and through other markets. We have utilized CDARS less heavily in 2013 compared to 2012. The average outstanding CDARS deposit balances declined $101.4 million quarter over quarter and $55.6 million year over year. Core time deposits declined $6.7 million in the quarter and $13.2 million year over year. Due to growth in non-interest bearing deposits, we have elected to allow high priced core time deposits to mature without replacement. Money market account interest costs have declined 12 basis points and 17 basis points in the third quarter and first nine months of 2013 compared to 2012. Time deposit interest costs have increased 11 basis points in the quarter but declined 1 basis point year to date.
Average borrowings declined $35.1 million in the third quarter but increased $12.9 million in the first nine months of 2013 compared to 2012. The majority of funding for our loans held for sale portfolio is either provided through CDARS deposits or through Federal Home Loan Bank ("FHLB") borrowings. In the third quarter of 2013, with loans held for sale demand declining we were able to reduce FHLB borrowings in addition to CDARS.
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
Our net interest rate spread on a tax-equivalent basis decreased 19 basis points to 3.92% for third quarter and decreased 32 basis points to 3.85% in the first nine months of 2013, when compared to the same periods in 2012. Our net interest margin for the third quarter and first nine months of 2013 was 4.12% and 4.04%, respectively. This represents a decline of 15 basis points from 4.27% in third quarter of 2012 and 31 basis points decline from 4.35% in the first nine months of 2012.
Bank Owned Life Insurance (BOLI) has been included in interest earning assets. We purchased $6.0 million in BOLI during the fourth quarter of 2005. The income on BOLI is not subject to federal income tax, giving it a tax-effective yield of 5.04% in the third quarter and 5.03% for the first nine months of 2013 compared to 5.36% for both periods in 2012.
In July 2006, we increased capital through the issuance of $10,000,000 in trust preferred securities. These securities are treated as subordinated debt and have been included in borrowings. The cost on trust preferred securities is fixed at 4.86%. In June 2012, we added a short term holding company loan from PNC Bank for $5.0 million. We repaid this loan June 7, 2013. The loan, which qualified as Tier 1 capital for the Bank, was carried in short term borrowings.
The following tables set forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and the related income, expense and corresponding weighted average yields and costs.

The following is an analysis of net interest income, on a taxable equivalent basis.

NET INTEREST INCOME ANALYSIS

	For Three Months Period Ended September 30, 2013			For Three Months Period Ended September 30, 2012
	Average Balance	Income/ Expense	Yield Rate (1)	Average Balance	Income/ Expense	Yield Rate (1)
ASSETS
Securities, at amortized cost (2)	$16,842,686	$60,565	1.43%	$10,714,301	$57,701	2.14%
Loans, held for investment, net	689,867,758	9,241,660	5.31%	611,428,509	8,680,212	5.65%
Loans, held for sale	136,660,031	1,423,852	4.13%	327,378,497	3,039,637	3.69%
Federal funds sold	75,204,091	43,210	0.23%	6,387,562	3,973	0.25%
Dividend-earning restricted equity securities	3,763,395	66,500	7.01%	5,818,964	38,500	2.63%
Deposits in other banks (5)	16,918,082	11,307	0.27%	9,306,294	4,713	0.20%
Bank owned life insurance (2)	7,319,230	92,923	5.04%	7,100,941	95,698	5.36%
Total earning assets	946,575,273	10,940,017	4.59%	978,135,068	11,920,434	4.85%
Less: Allowance for loan losses	(11,304,939)			(10,891,069)
Nonperforming loans	2,863,733			5,299,071
Total non-earning assets	75,697,899			72,422,464
Total assets	$1,013,831,966			$1,044,965,534
LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$47,782,171	$21,053	0.17%	$39,082,800	$18,302	0.19%
Regular savings	22,170,183	22,722	0.41%	20,810,485	21,336	0.41%
Money market savings	353,607,763	371,421	0.42%	317,758,686	434,884	0.54%
Time deposits	233,026,748	564,662	0.96%	341,162,378	732,482	0.85%
Total interest-bearing deposits	656,586,865	979,858	0.59%	718,814,349	1,207,004	0.67%
Borrowings	11,257,812	141,173	4.98%	46,319,743	223,145	1.92%
Total interest-bearing liabilities	667,844,677	$1,121,031	0.67%	765,134,092	$1,430,149	0.74%
Non-interest-bearing liabilities
Demand deposits	225,965,672			171,957,704
Other non-interest-bearing liabilities	26,063,800			25,804,088
Total liabilities	919,874,149			962,895,884
Stockholders’ equity	93,957,817			82,069,650
Total liabilities and stockholders’ equity	$1,013,831,966			$1,044,965,534
Net interest income (2)		$9,818,986			$10,490,285
Interest rate spread (2)(3)			3.92%			4.11%
Net interest margin (2)(4)			4.12%			4.27%

(1)	Yields are annualized and based on average daily balances.

(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 35%, with a $37,774 adjustment for 2013 and a federal tax rate of 34%, with a $37,568 adjustment for 2012.

(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.

(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

(5)	2012 average balance has been increased $8,448,147 for Federal Reserve balances that were excluded. The impact is a 3 basis point reduction in net interest margin.

	For Nine Months Period Ended September 30, 2013			For Nine Months Period Ended September 30, 2012
	Average Balance	Income/ Expense	Yield Rate (1)	Average Balance	Income/ Expense	Yield Rate (1)
ASSETS
Securities, at amortized cost (2)	$16,408,847	$185,950	1.52%	$9,913,177	$165,080	2.22%
Loans, held for investment, net	695,194,281	27,256,658	5.24%	604,386,328	25,908,574	5.73%
Loans, held for sale	217,203,153	5,931,116	3.65%	267,260,682	7,546,065	3.77%
Federal funds sold	43,133,746	73,680	0.23%	10,250,052	19,135	0.25%
Dividend-earning restricted equity securities	5,343,718	210,160	5.26%	6,233,126	140,974	3.02%
Deposits in other banks (5)	15,667,234	29,401	0.25%	8,260,401	13,159	0.21%
Bank owned life insurance (2)	7,261,284	273,405	5.03%	7,038,868	282,412	5.36%
Total earning assets	1,000,212,263	33,960,370	4.54%	913,342,634	34,075,399	4.98%
Less: Allowance for loan losses	(11,250,659)			(10,295,651)
Nonperforming loans	2,976,945			6,084,456
Total non-earning assets	58,794,877			62,229,577
Total assets	$1,050,733,426			$971,361,016
LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Checking	$50,076,198	$71,674	0.19%	$39,372,951	$61,354	0.21%
Regular savings	22,404,357	69,430	0.41%	18,903,646	63,515	0.45%
Money market savings	342,290,417	1,117,793	0.44%	296,460,892	1,359,043	0.61%
Time deposits	260,307,308	1,771,336	0.91%	329,093,967	2,271,783	0.92%
Total interest-bearing deposits	675,078,280	3,030,233	0.60%	683,831,456	3,755,695	0.73%
Borrowings	46,705,922	712,403	2.04%	33,759,370	569,534	2.25%
Total interest-bearing liabilities	721,784,202	$3,742,636	0.69%	717,590,826	$4,325,229	0.81%
Non-interest-bearing liabilities
Demand deposits	206,885,922			153,600,486
Other non-interest-bearing liabilities	30,701,079			20,729,828
Total liabilities	959,371,203			891,921,140
Stockholders’ equity	91,362,223			79,439,876
Total liabilities and stockholders’ equity	$1,050,733,426			$971,361,016
Net interest income (2)		$30,217,734			$29,750,170
Interest rate spread (2)(3)			3.85%			4.17%
Net interest margin (2)(4)			4.04%			4.35%

(1)	Yields are annualized and based on average daily balances.

(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 35%, with a $111,457 adjustment for 2013 and a federal tax rate of 34%, with a $111,109 adjustment for 2012.

(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.

(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

(5)	2012 average balance has been increased $6,988,906 for Federal Reserve balances that were excluded. The impact is a 3 basis point reduction in net interest margin.

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
RECONCILIATION OF NET INTEREST INCOME
TO TAX EQUIVALENT INTEREST INCOME

Non-GAAP	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income:
Total interest income	$10,841,843	$11,819,705	$33,671,200	$33,777,898
Bank owned life insurance	60,401	63,161	177,713	186,392
Tax equivalent adjustment (35% tax rate)
Bank owned life insurance	32,523	32,537	95,692	96,020
Municipal securities	5,251	5,031	15,765	15,089
Adjusted income on earning assets	10,940,018	11,920,434	33,960,370	34,075,399
Interest expense:
Total interest expense	1,121,031	1,430,149	3,742,636	4,325,229
Net interest income—adjusted	$9,818,987	$10,490,285	$30,217,734	$29,750,170

Net interest income declined approximately $671 thousand in the third quarter but increased $467 thousand in the first nine months of 2013 compared to 2012. Interest income declined $980 thousand quarter over quarter and $115 thousand, year to date. Interest expense declined $309 thousand in the third quarter and $582 thousand, year to date. Reduced interest income on loans held for sale was the source of decreased net interest income in the third quarter of 2013 compared to 2012. Year to date, reduced interest expense resulted in and increase in net interest income.
Changes in Net Interest Income (Rate/Volume Analysis)
Net interest income is the product of the volume of average earning assets and the average rates earned, less the volume of average interest-bearing liabilities and the average rates paid. The portion of change relating to both rate and volume is allocated to each of the rate and volume changes based on the relative change in each category.
In the third quarter of 2013 loan growth in our loans held for investment portfolio provided $1.1 million in earnings which was reduced due to lower interest rates by $516 thousand for a net contribution to earnings of $562 thousand. The decline in volume of our loans held for sale portfolio reduced earnings $1.9 million but this decline was partially offset by $334 thousand due to higher interest rates for a net decline in earnings of $1.6 million. Reduced rates on money market accounts provided a $109 thousand benefit to earnings through reduced expense that was partially absorbed by money market growth for a net benefit of $64 thousand. Lower volume in time deposits also contributed to $254 thousand to earnings but this benefit was partially offset due to higher rates for a net benefit of $168 thousand.
Year to date 2013 income loss associated with lower interest rates outstripped the income provided by loan growth. Loans held for investment were the source of $3.6 million in interest income growth due to volume that was reduced $2.3 million through lower rates. Our loans held for sale portfolio reduced earnings $1.6 million due to a combination of lower rates and lower volume. Reduced money market and time deposits rates provided interest savings of $463 thousand and reduced time deposit volume provided additional interest savings.
The following table analyzes the changes in both rate and volume components of net interest income on a tax equivalent basis.

RATE / VOLUME ANALYSIS
(in thousands)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013 vs. 2012			2013 vs. 2012
	Interest Increase (Decrease)	Change Attributable to		Interest Increase (Decrease)	Change Attributable to
		Rate	Volume		Rate	Volume
Interest income
Loans:
Commercial	$347	$(70)	$417	$613	$(453)	$1,066
Real Estate	202	(479)	681	743	(1,913)	2,656
Consumer	13	33	(20)	(8)	69	(77)
Loans held for sale	(1,616)	334	(1,950)	(1,615)	(241)	(1,374)
Total loans	(1,054)	(182)	(872)	(267)	(2,538)	2,271
Securities:
Federal agencies	9	(9)	18	24	(24)	48
Mortgage-backed	(4)	(1)	(3)	(5)	(7)	2
Municipal Securities	3	(1)	4	8	(13)	21
Other securities	(5)	—	(5)	(6)	—	(6)
Total securities	3	(11)	14	21	(44)	65
Federal funds sold	39	—	39	55	(2)	57
Dividend-earning restricted equity securities	28	46	(18)	69	92	(23)
Deposits in other banks	7	3	4	16	3	13
Bank owned life insurance	(3)	(6)	3	(9)	(18)	9
Total interest income	$(980)	$(150)	$(830)	$(115)	$(2,507)	$2,392

Interest expense
Deposits:
Demand	$3	(1)	4	$11	$(5)	16
Money market	(64)	(109)	45	(241)	(430)	189
Savings	2	1	1	6	(5)	11
Time	(168)	86	(254)	(501)	(33)	(468)
Total deposits	(227)	(23)	(204)	(725)	(473)	(252)
Borrowings	(82)	174	(256)	143	(59)	202
Total interest expense	(309)	151	(460)	(582)	(532)	(50)
Net interest income	$(671)	$(301)	$(370)	$467	$(1,975)	$2,442

Non-Interest Income
Non-interest income was $16.7 million in the third quarter and $55.5 million in the first nine months of 2013, a $9.9 million and $9.3 million decline for the respective periods compared to prior year. A reduction in Mortgage banking income of $10.0 million for both periods was the source of this reduction. Non-interest income is broken out into more detail in the following table.

NON-INTEREST INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Mortgage banking income	$15,657,242	$25,651,606	$52,395,566	$62,387,895
Service charges and fees	510,739	458,572	1,439,553	1,340,188
Title company income	177,705	294,369	664,479	577,249
Bank owned life insurance income	60,401	63,161	177,713	186,342
Investment and insurance commissions	264,967	34,826	717,427	66,138
Gain (loss) on sale of assets	—	(5,936)	16,295	(9,961)
Other	4,019	64,531	119,329	333,169
	$16,675,073	$26,561,129	$55,530,362	$64,881,020
The mortgage banking rate environment has changed significantly in the third quarter of 2013 compared to 2012. In 2012, mortgage interest rates were at historic lows that triggered both a refinance boom and generated purchase money interest. Since June 2013, when the Federal Reserve Open Market Committee announced it would consider tapering long term bond purchases, rates on mortgages have increased. This increase effectively ended the refinance boom which has impacted our mortgage banking income. Mortgage banking income represents fees from originating and selling residential mortgage loans as well as commercial mortgages through Monarch Mortgage and our wholly owned commercial mortgage banking subsidiary, Monarch Capital, LLC. The total number of loans and volume closed in the quarter was 1,874 and $478.3 million compared to 2,925 and $785.0 million, one year prior. Year to date the number of loans and volume closed was 5,848 and $1.6 billion compared to 7,240 and $1.9 billion in 2012. We continue to focus on purchase money business. To that end, we signed a marketing agreement with Rose & Womble, a leading realty company in our footprint late in the second quarter. Purchased money volume has increased to 59% in 2013 compared 45% in 2012. The average closed loan amount remains in the mid to upper $200 thousand range.
Service charges and fees on deposit accounts increased $52 thousand in the third quarter and $99 thousand in the first nine months of 2013 compared to 2012. The primary components of service charges and fees are non-sufficient funds and overdraft fees, business service fees and ATM transaction fees. This growth is attributable to deposit growth, year over year. We have an agreement with a third-party vendor to brand ATMs in Food Lion grocery stores in southeast Virginia and northeast North Carolina. In return for supplying the cash for the machines and paying the machines’ cash servicing fees, we receive a portion of the transaction surcharge, and our customers can withdraw cash from the machines without a fee or transaction surcharge. We have 13 ATMs located at our banking center sites. Combined with our third-party vendor relationship, our network includes 56 active branded ATMs.
Through Monarch Investment, LLC, we own a 75% interest in a title company, Real Estate Security Agency, LLC (RESA), which is being treated as a consolidated entity for accounting purposes. RESA's income has also been adversely impacted by the change in the mortgage environment. In the third quarter RESA's income declined $117 thousand. However, year to date income is $87 thousand higher than 2012.
BOLI is included in the net interest income calculation for yield analysis. We purchased $6.0 million in BOLI during the fourth quarter of 2005. The income from BOLI, which is not subject to tax, decreased $3 thousand in the third quarter and $9 thousand, year to date compared to 2012. The tax-effective income earnings were $93 thousand and $273 thousand in the third quarter and first nine months of 2013 compared to $96 thousand and $282 thousand in 2012. The extended low rate environment has impacted earnings on BOLI.
Investment and insurance income increased $230 thousand in the third quarter and $651 thousand in the first nine months of 2013 compared to 2012. This growth is due to the addition of Monarch Bank Private Wealth ("MBPW") in the third quarter of 2012.

Non-interest Expense
The following table summarizes our non-interest expense for the periods indicated:

NON-INTEREST EXPENSE

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Salaries and employee benefits	$8,632,847	$7,944,646	$25,340,677	$21,669,084
Commissions and incentives	6,326,920	14,501,486	23,096,216	33,586,352
Loan expense	1,904,786	2,226,109	6,365,518	6,025,563
Occupancy expenses, net of rental income	1,443,473	1,212,086	3,988,994	3,426,753
Furniture and equipment expense	788,842	615,028	2,240,284	1,714,540
Marketing expense	807,938	632,996	2,065,542	1,636,813
Data processing services	401,901	360,284	1,238,630	1,069,616
Professional fees	257,122	253,292	766,979	725,461
Telephone	306,848	263,013	869,910	713,583
FDIC Insurance	164,293	151,399	431,123	520,302
Stationery and supplies	169,345	196,415	543,335	550,514
Virginia Franchise Tax	201,951	143,852	547,754	433,917
Postage and shipping	142,554	175,714	486,264	460,672
Travel expense	117,162	120,707	334,098	287,871
ATM expense	78,489	71,453	223,389	218,043
Amortization of intangibles	44,643	44,643	133,929	133,929
Insurance expense	50,755	46,877	153,688	136,848
Title expense	22,782	36,887	89,699	75,942
Other real estate expense	1,505	31,693	4,103	55,801
Rental income, other real estate	—	—	—	(10,030)
Income on sale of other real estate, net	—	(57,516)	—	(156,625)
Other	450,805	488,924	1,428,334	1,354,128
	$22,314,961	$29,809,988	$70,348,466	$75,197,577
Total non-interest expenses declined $7.5 million in the third quarter and $4.8 million in the first nine months of 2013 compared to 2012. Net overhead expense, which is the difference between non-interest income and non-interest expense, increased $2.4 million in the third quarter and $4.5 million year to date 2013 compared to 2012 because the decrease in non-interest income outpaced the decrease in non-interest expense.
Employee compensation in the form of salaries, benefits, commissions and incentives, represents approximately 68% of non-interest expense in 2013 compared to 74% in 2012. Additionally the mix of compensation relative to non-interest expense has changed with salaries and benefits increasing to approximately 38% in 2013 compared to 28% in 2012. Our full time equivalent employees, at September 30, 2013 totaled 681 compared to 643 at the end of the first quarter 2013 and 646 in 2012. Salaries and benefits continue to grow, increasing $688 thousand in the third quarter and $3.7 million in the first nine months of 2013 compared to 2012. Commissions and incentives were down $8.2 million in the quarter and $10.5 million year to date, in close relationship with the reduction in mortgage banking income. Additional compliance requirements, the addition of MBPW and growth related expansion in the Bank’s sales team and banking staff have added to compensation expense.
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

Loan expense is down $321 thousand in the quarter but up $340 thousand year to date 2013 compared to 2012. This expense is related to both our mortgage banking operations and our community banking operations. The expense decline noted in the third quarter is related to the lower production levels reported in mortgage banking.
We have one property in other real estate at September 30, 2013. This property was moved into other real estate in 2013. There were no properties in other real estate at December 31, 2012. There were no properties sold in the third quarter and first nine months of 2013. One property was sold in the third quarter of 2012 for a gain of $58 thousand. A valuation adjustment of $350 thousand was recorded in the third quarter of 2012. Five properties in other real estate were sold during the first nine months of 2012 for a net gain of $157 thousand. Expenses related to the maintenance and sale of other real estate were $2 thousand in the third quarter of 2013 and $4 thousand year to date. Expenses related to the maintenance and sale of other real estate were $32 thousand and $55 thousand in the third quarter and first nine months of 2012, respectively.
The following summary identifies, in descending order, non-interest expenses with the most significant year over year increase.

	Increase For the Three Months Ended September 30, 2013		Increase For the Nine Months Ended September 30, 2013
	Dollars	Percentage	Dollars	Percentage
Salaries and employee benefits	$688,201	8.7%	$3,671,593	16.9%
Occupancy expense	231,387	19.1%	562,241	16.4%
Furniture and equipment	173,814	28.3%	525,744	30.7%
Marketing expense	196,427	31.0%	450,214	27.5%
Loan expense	(321,323)	(14.4)%	339,955	5.6%
Income Taxes
Our federal income tax provision was $1.3 million in the third quarter of 2013 compared to $2.0 million in 2012. State income tax provision for the states of Maryland, North Carolina and South Carolina totaled $117 thousand and $106 thousand in the third quarter of 2013 and 2012, respectively. State income tax provision totaled $358 thousand and $301 thousand in the first nine months of 2013 and 2012.
BOLI income and certain municipal securities are not subject to federal income tax. In the third quarter and year to date 2013 tax exempt income of $70 thousand and $207 thousand, respectively, were included in income. In third quarter and year to date of 2012 tax exempt income of $73 thousand and $216 thousand, respectively, were included in income.
The table below presents a summary of income taxes and the effective tax rate for quarter and nine months ended September 30, 2013 and 2012.

Income Tax Summary
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Income tax provision	$1,415,697	$2,111,207	$5,207,023	$5,089,042
Less: state tax provision	117,117	105,841	358,418	301,116
Federal tax provision	$1,298,580	$2,005,366	$4,848,605	$4,787,926

Net income before tax	$4,080,924	$6,242,099	$15,110,460	$14,822,485
Federal tax free income:
BOLI	60,401	63,161	177,713	186,392
Municipal securities	9,751	9,767	29,277	29,290
Federal taxable income	$4,010,772	$6,169,171	$14,903,470	$14,606,803

Effective federal tax rate	32.4%	32.5%	32.5%	32.8%

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
GENERAL
Total assets were $1.01 billion at September 30, 2013, a $203.7 million or 16.8% decrease compared to assets of $1.22 billion at December 31, 2012. Our loans held for sale portfolio declined $298.6 million or 71.3% at September 30, 2013. Total cash and cash equivalents increased $71.2 million or 123.2% and loans held for investment, net, increased $36.1 million or 5.6%. Investment securities increased $2.3 million or 16.0%. Restricted equity securities declined $8.7 million or 70.4%. One loan valued at $95 thousand was moved into other real estate owned.
Our loans held for sale portfolio represents mortgage loans that have been closed and are awaiting investor funding. A majority of our mortgage loans are pre-sold to investors. Outstanding balances, which are dependent on the current mortgage market, the timing of closings, and investor turn around, may fluctuate significantly between periods. As noted previously, mortgage loan production is down compared to 2012 levels. Our December 31, 2012 balance was at a record high due to heavy production coupled with investor back log.
Commercial loans and commercial real estate loans have been the source of the majority of growth in our loans held for investment portfolio, with a net production increase of $46.0 million. Multifamily real estate contributed $3.7 million in loan growth. This growth has been partially offset by $13.7 million in net payouts on real estate construction, 1-4 family and home equity lines.
Cash and cash equivalents, which fluctuate daily based on our liquidity levels and mortgage settlement activity, increased $71.2 million. This increase is comprised of $22.4 million growth in interest bearing bank balances and $67.7 million in federal funds sold offset by a $18.9 million decline in cash and due from banks. Included in the increase in interest bearing bank balances is $5.5 million in fully insured time deposits which were purchased in the third quarter of 2013. The increase in federal funds sold resulted from excess daily funds relative to lending needs brought about by the decline in loans held for sale volume. Investment securities increased $2.3 million due to security purchases net of maturities and calls. Restricted equity securities include stock in the Federal Reserve, Federal Home Loan Bank and other bankers' banks. The level of stock we retain is subject to evaluation by the various entities and may result in a periodic increase or decrease in share level. Our stock in the Federal Home Loan Bank is impacted by our borrowings which have declined significantly since year end 2012.
Total liabilities were $915.2 million at September 30, 2013, a decrease of $211.5 million or 18.8% over December 31, 2012 liabilities of $1.1 billion. Total deposits, which are our primary liability source, declined $15.7 million or 1.7% to $886.1 million at September 30, 2013 compared to $901.8 million at year-end 2012. Total borrowings decreased $198.1 million at September 30, 2013, a 94.6% decrease compared to $209.3 million at December 31, 2012.
Despite a decline in deposits outstanding, the change in our deposit mix was favorable because time deposits and interest bearing demand accounts declined $59.6 million while demand deposits increased $14.8 million and money market deposits increased $28.6 million. Non-interest bearing demand deposits increased $32.0 million, or 16.8% over December 31, 2012 to $222.1 million while interest bearing demand accounts declined $17.1 million to $48.2 million. Savings deposits were flat with year end 2012.
Our non-interest bearing deposits represent roughly 25.1% and 21.1% of our total deposits at September 30, 2013 and December 31, 2012, respectively. Commercial and small business checking accounts comprise the largest percentage of non-interest bearing demand deposits. At September 30, 2013, commercial checking accounts increased $20.6 million over December 31, 2012 and at $126.0 million were 57% of non-interest bearing demand. Small business checking accounts increased $11.5 million to $72.3 million, 33% of non-interest bearing demand. We are primarily a business bank and, as such, have focused our efforts on obtaining company operating accounts, which are demand deposit accounts. Attorney escrow accounts represented 8% of non-interest bearing deposits at September 30, 2013 increasing $2.3 million over December 31, 2012. Escrow accounts ordinarily house real estate funds, which makes them sensitive to the growth within the real estate market. Our focus on the business sector, coupled with the growth in business operating accounts, has resulted in continued growth in demand deposits.
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
Interest bearing deposits declined $13.3 million, primarily in personal accounts, since year end December 31, 2012. Interest bearing demand deposits represent 7.3% of interest bearing deposits. Balances at December 31, 2012 were at a record high of $65.4 million, more than $20.0 million higher than the first three quarter ends in 2012. During those three quarters, period end balances ranged from $40.8 to $43.2 million, indicating that the current quarter end represents an increase over comparable quarters and is in line with the growth trend.
Money market and time deposits ("CDS") represent roughly 89.3% and savings deposits represent roughly 3.4%, of interest bearing deposits. Money market deposits, which were $364.5 million at September 30, 2013, have increased $28.6 million since December 31, 2012. Brokered money market deposit accounts included in our money market totals at both September 30, 2013 and December 31, 2012 declined $2.9 million since year end. Excluding these accounts, non-brokered money market balances have increased $31.5 million since year end 2012. We are managing money market account growth through pricing of our multi-tiered money market product, while keeping rates attractive and highly competitive in the market. Our current economic environment is still volatile enough to keep many “would be” market investors looking to the safety of insured bank deposits. Money market accounts are the most suitable product for these individuals because rates are higher than demand and savings accounts but they have withdrawal features that are more flexible than CDS. Therefore, our money market balances may be adversely impacted in the future when the economy is more stable and investors return to the stock market and higher, but riskier, rate alternatives.
Outstanding CDS declined $59.6 million to $228.7 million through September 30, 2013 compared to December 31, 2012. Included in CDS are brokered CDS which are used along with our brokered money market accounts and Federal Home Loan Bank ("FHLB") borrowings to fund our loans held for sale portfolio. The majority of these brokered CDS are Certificate of Deposit Account Registry Service® (“CDARS”), which are typically short term, with maturities of between 4 and 13 weeks. CDARS deposits declined $58.3 million in the first nine months of 2013. At September 30, 2013 $42.8 million of the $47.8 million in brokered CDS were CDARS. At December 31, 2012 $104.6 million of the $109.9 million in brokered CDS were CDARS. Combined, our brokered deposits declined $65.0 million and FHLB borrowing declined $193.1 million year to date 2013 primarily as a result of our loans held for sale portfolio declining by $298.6 million. At September 30, 2013, there was approximately $20.0 million in excess CDARS that were scheduled to mature in the next 30 days. The short term nature of CDARS allow us to respond quickly to funding fluctuations in our loans held for sale portfolio, thereby minimizing their impact on liquidity and funds management. Our remaining CD portfolio has continued to decline, by design. Approximately $20 million of our CDARS deposits are for clients who are required to be fully insured but have deposits in excess of the $250 thousand FDIC insurance limit. CD shoppers typically expect a combination of higher interest rates and longer balance lock periods. With rates expected to remain low for an extended period, we have focused on relationship pricing for CDS. Non- clients receive lower rates for CDS than existing clients, thereby encouraging relationships which are beneficial to both the Bank and our clients.
We utilize brokered deposits and borrowings to fund our loans held for sale portfolio. Excluding brokered deposits, our remaining deposits totaled $793.6 million at September 30, 2013 and $757.4 million at December 31, 2012, an increase of $36.2 million or 4.8%. Excluding brokered deposits, our loans held for investment to deposit ratio was 87.9% and 87.3% for September 30, 2013 and December 31, 2013, respectively.
Stockholders’ equity was $96.8 million at September 30, 2013, compared to $88.9 million at December 31, 2012. Components of the increase in stockholders’ equity include net income of $9.9 million, increase in unrealized losses in other comprehensive income of $206 thousand, stock based compensation expense totaling $451 thousand, exercised stock options of $594 thousand, common stock dividend payments of $1.7 million, common stock issued through dividend reinvestment of $185 thousand and distributions to non-controlling interests of $1.4 million.

Loans Held for Investment
Our lending activities are our principal source of income. Loans held for investment, net of unearned income, grew $36.4 million or 5.5% in the first nine months of 2013. Our allowance for loan losses increased $318 thousand and we had a net charge offs of $92 thousand in the third quarter and net recoveries of $317 thousand, year to date.
The following table provides a breakdown, by segment of our loans held for investment at September 30, 2013 and December 31, 2012.

LOANS HELD FOR INVESTMENT

	September 30, 2013	December 31, 2012
Commercial	$121,919,073	$91,803,951
Real estate
Construction	147,824,275	154,297,386
Residential (1-4 family)	90,908,673	92,497,460
Home equity lines	65,872,748	71,491,139
Multifamily	23,763,271	20,032,586
Commercial	243,709,038	227,813,983
Real estate subtotal	572,078,005	566,132,554
Consumers
Consumer and installment loans	3,207,836	3,025,471
Overdraft protection loans	112,040	49,716
Loans to individuals subtotal	3,319,876	3,075,187
Total gross loans	697,316,954	661,011,692
Unamortized loan costs, net of deferred fees	223,889	82,470
Loans held for investment, net of unearned income	697,540,843	661,094,162
Allowance for loan losses	(11,227,877)	(10,910,000)
Total net loans	$686,312,966	$650,184,162
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
To determine the total allowance for loan losses, we estimate the reserves needed by analyzing loans on both, a pooled basis and individually. Our allowance for loan losses consists of amounts applicable to the following three loan types: commercial, real estate, and consumer. In addition, loans within these types are evaluated as a group or on an individual or relationship basis and assigned a risk grade based on the underlying characteristics. At September 30, 2013 loans are pooled by loan segment with loan type and losses modeled utilizing historical experience by segment, other known and inherent risks, and quantitative techniques which management has determined fit the characteristics of the loan type or segment within that type. This represents a change in methodology from December 31, 2012 when loans were pooled by risk grade within the portfolio, and losses were modeled utilizing metrics such as the risk rating, historical loss experience, other known and inherent risks, and quantitative techniques which management had determined fit the characteristics of a loan type or segment within that type. We recognized that certain weaknesses existed in the old methodology with regard to potential loss recognition. The pooling method utilized for loans with satisfactory risk grades did not take into account losses by loan type. We believe the change in methodology will allow us to more accurately identify and model the risks within our portfolio because it is more closely tied to our prior loss history. We have also increased our moving average historical loss "look back" period from three years to four because we believe the longer period is more indicative of the loss currently remaining in our loan portfolio.

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
5 Acceptable with care
The following is a breakdown between pass and watch list loans at September 30, 2013 and December 31, 2012. There were no loans risk graded Doubtful (8) or Loss (9) included in our portfolio at September 30, 2013 or December 31, 2012.

PASS AND WATCH LIST LOANS

	September 30, 2013
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$112,873,088	$1,590,283	$7,455,702	121,919,073	3.56
Real estate
Construction	139,187,621	1,041,940	7,594,714	147,824,275	3.85
Residential (1-4 family)	83,672,145	2,400,326	4,836,202	90,908,673	4.18
Home equity lines	64,565,566	97,881	1,209,301	65,872,748	4.11
Multifamily	21,994,068	1,058,740	710,463	23,763,271	3.70
Commercial	235,608,638	3,018,130	5,082,270	243,709,038	3.75
Real estate subtotal	545,028,038	7,617,017	19,432,950	572,078,005	3.88
Consumers
Consumer and installment loans	3,199,395	—	8,441	3,207,836	4.02
Overdraft protection loans	112,040	—	—	112,040	4.57
Loans to individuals subtotal	3,311,435	—	8,441	3,319,876	4.03
Total gross loans	$661,212,561	$9,207,300	$26,897,093	697,316,954	3.83

	December 31, 2012
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$87,322,926	$1,607,857	$2,873,168	$91,803,951	3.72
Real estate
Construction	139,899,273	5,779,104	8,619,009	154,297,386	3.99
Residential (1-4 family)	83,633,577	2,776,659	6,087,224	92,497,460	4.27
Home equity lines	69,908,614	240,209	1,342,316	71,491,139	4.11
Multifamily	17,763,961	50,000	2,218,625	20,032,586	4.17
Commercial	220,153,680	1,828,487	5,831,816	227,813,983	3.97
Real estate subtotal	531,359,105	10,674,459	24,098,990	566,132,554	4.05
Consumers
Consumer and installment loans	2,883,660	—	141,811	3,025,471	4.16
Overdraft protection loans	49,695	—	21	49,716	4.21
Loans to individuals subtotal	2,933,355	—	141,832	3,075,187	4.16
Total gross loans	$621,615,386	$12,282,316	$27,113,990	$661,011,692	4.00
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
During the quarter ended September 30, 2013, we recorded $0 in provision for loan losses compared to $898,598 for the same period in 2012. We recorded $0 provision in the first nine months of 2013 compared to $4,313,677 in the first nine months of 2012. Based on the current economic environment and the composition of our loan portfolio, the level of our charged-off loans combined with our loss experience, we considered the decision not to add provision to be an appropriate approach for our loan loss allowance.
Loans charged off during third quarter of 2013 totaled $136,609 compared to $822,799 for the same period in 2012. Recoveries totaled $44,848 in the third quarter of 2013 compared to $90,201 for the same period in 2012. The ratio of net charge-offs to average outstanding loans for the third quarter of 2013 was 0.01% compared to 0.12% in 2012. Loans charged off during the first nine months of 2013 totaled $970,415 compared to $3,720,387 in 2012. Recoveries totaled $1,288,292 and $366,710 in the first nine months of 2013 compared to 2012. A total of $688,746 in specific reserves were included in our December 31, 2012 loan loss allowance for loans charged off in the first nine months of 2013. Specific reserves totaling $2,346,933 were included in our December 31, 2011 loan loss allowance for loans charged off in the first nine months of 2012.
In the third quarter of 2013, approximately $92 thousand in loans charged off were related to business failure and $45 thousand was related to residential properties. In the third quarter of 2012, approximately $357 thousand in loans charged off were related to failed real estate projects, $198 thousand were related to failed business activities and $268 thousand were related to residential properties.
In the first nine months of 2013, approximately $263 thousand in loans charged off were related to failed business activities, $685 thousand were related to residential properties, with the remaining $23 thousand related to consumer losses. In the first nine months of 2012, approximately $1.5 million in loans charged off were related to failed real estate projects, $1.6 million were related to failed business activities and the remaining $648 thousand were related to residential properties.
The allowance for loan losses totaled $11,227,877 at September 30, 2013, an increase of $317,877 from December 31, 2012. The ratio of the allowance to loans held for investment, less unearned income, was 1.61% at September 30, 2013, and 1.65% at December 31, 2012. We believe that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in our loan portfolio at September 30, 2013. The allowance to loans ratio is supported by the level of non-performing loans, the seasoning of the loan portfolio, and the experience of the lending staff in the market.

 LOAN LOSS ALLOWANCE AND LOSS EXPERIENCE

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Balance, beginning of period	$11,319,638	$10,724,000	$10,910,000	$9,930,000
Loans charged-off
Commercial	(44,843)	(163,800)	(215,994)	(380,781)
Real estate
Construction	—	(169,795)	—	(532,502)
Residential (1-4 family)	(91,766)	(187,060)	(148,766)	(2,171,031)
Home equity lines	—	(268,129)	(582,480)	(602,058)
Multifamily	—	—	—	—
Commercial	—	(34,015)	—	(34,015)
Consumers			—
Consumer and installment loans	—	—	(22,759)	—
Overdraft protection loans	—	—	(416)	—
Loans charged-off total	(136,609)	(822,799)	(970,415)	(3,720,387)
Recoveries
Commercial	11,023	9,358	126,301	47,275
Real estate
Construction	7,341	10,440	1,032,255	118,862
Residential (1-4 family)	—	48,467	26,378	141,020
Home equity lines	16,310	21,322	82,750	57,334
Multifamily	10,174	—	—	—
Commercial	—	—	20,000	119
Consumers
Consumer and installment loans	—	614	587	1,842
Overdraft protection loans	—	—	21	258
Loan recoveries total	44,848	90,201	1,288,292	366,710
Net Charge Offs	(91,761)	(732,598)	317,877	(3,353,677)
Provisions charged to operations	—	898,598	—	4,313,677
Balance, end of period	$11,227,877	$10,890,000	$11,227,877	$10,890,000

A summary of our allowance as of September 30, 2013 and December 31, 2012 by segment is as follows:

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	September 30, 2013
	Amount	Percentage of loans in each category to total loans
Commercial	$3,278,805	17.5%
Real estate
Construction	2,383,168	21.2%
Residential (1-4 family)	1,958,730	13.0%
Home equity lines	2,046,760	9.5%
Multifamily	50,716	3.4%
Commercial	1,193,068	34.9%
Consumers
Consumer and installment loans	19,583	0.5%
Overdraft protection loans	132	—%
Unallocated	296,915
	$11,227,877	100.0%
Total loans held for investment outstanding *	$697,540,843
Ratio of allowance for loan losses to total loans held for investment	1.61%

	December 31, 2012
	Amount	Percentage of loans in each category to total loans
Commercial	$1,749,641	13.9%
Real estate
Construction	2,360,707	23.3%
Residential (1-4 family)	1,545,315	14.0%
Home equity lines	1,402,448	10.8%
Multifamily	290,532	3.0%
Commercial	2,882,398	34.5%
Consumers
Consumer and installment loans	55,192	0.5%
Overdraft protection loans	501	—%
Unallocated	623,266
	$10,910,000	100.0%
Total loans held for investment outstanding *	$661,094,162
Ratio of allowance for loan losses to total loans held for investment	1.65%

*	Total loans held for investment outstanding includes unamortized loan costs, net of deferred fees of $223,889 at September 30, 2013 and $82,470 at December 31, 2012.
The unallocated portion of the allowance for loan losses declined between December 31, 2012 and September 30, 2013 by approximately $326 thousand.

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

Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings. Non-performing assets at September 30, 2013 and December 31, 2012 are presented below.

NON-PERFORMING ASSETS

	Non-Performing Loans
	Over 90 Days and Accruing	Nonaccrual Loans	Accruing Restructured Loans	Total Non-Performing Loans	Other Real Estate Owned	Total Non-Performing Assets

September 30, 2013
Commercial	$—	$367,394	$—	$367,394	$—	$367,394
Real estate
Construction	81,591	920,061	—	1,001,652	—	1,001,652
Residential (1-4 family)	—	956,150	68,795	1,024,945	—	1,024,945
Home equity lines	—	562,386	—	562,386	—	562,386
Multifamily	—	—	—	—	—	—
Commercial	—	—	—	—	95,074	95,074
Consumers
Consumer and installment loans	—	8,441	—	8,441	—	8,441
Overdraft protection loans	—	—	—	—	—	—
Total	$81,591	$2,814,432	$68,795	$2,964,818	$95,074	$3,059,892

December 31, 2012
Commercial	$—	$617,394	$—	$617,394	$—	$617,394
Real estate
Construction	—	1,028,188	—	1,028,188	—	1,028,188
Residential (1-4 family)	—	930,883	83,912	1,014,795	—	1,014,795
Home equity lines	—	586,239	—	586,239	—	586,239
Multifamily	—	—	—	—	—	—
Commercial	152,880	95,074	—	247,954	—	247,954
Consumers
Consumer and installment loans	—	141,811	—	141,811	—	141,811
Overdraft protection loans	—	—	—	—	—	—
Total	$152,880	$3,399,589	$83,912	$3,636,381	$—	$3,636,381

	September 30, 2013	December 31, 2012
Asset Quality Ratios:
Nonperforming loans to period end loans	0.43%	0.55%
Nonperforming assets to period end assets	0.30%	0.30%
Allowance for loan losses to nonperforming loans	378.70%	300.02%
Restructured loans are loans for which it has been determined the borrower will not be able to perform under the original terms of the loan agreement and a concession has been made to those terms that would not otherwise have been considered. If the value of a restructured loan is determined to be less than the recorded investment in the loan, a valuation allowance is created with a corresponding charge-off and any collection of interest and principal are recorded as recoveries to the allowance for loan losses until all charged-off balances are fully recovered. Measurement of the value of a restructured loan is generally based on the present value of expected future cash flows discounted at the loan’s effective interest rate, unless in the case of collateral-dependent loans, the observable market price, or the fair value of the collateral can be readily determined. Restructured loans are reevaluated periodically and additional adjustments to the carrying value may be made. In addition, if it is determined the borrower is unable to perform under the modified terms, further steps, such as a full charge-off or foreclosure may be taken. We did not have any commitments to lend additional funds on restructured loans at September 30, 2013 or December 31, 2012.

TROUBLED DEBT RESTRUCTURING

	Commercial	Residential 1-4 Family	Total

September 30, 2013
Balance beginning of the period	$617,394	$83,912	$701,306
Investment in restructured loans
Additions (payments received) during the period	(250,000)	(15,117)	(265,117)
Charge-off during the period	—	—	—
Moved to other real estate	—	—	—
Valuation allowance for restructured loans included in charged-off loans	—	—	—
Additions during the period	—	—	—
Restructured loans included in impaired loans end of the period	$367,394	$68,795	$436,189

December 31, 2012
Balance beginning of the period	$632,670	$103,189	$735,859
Investment in restructured loans
Additions (payments received) during the period	(15,276)	(19,277)	(34,553)
Charge-off during the period	—	—	—
Moved to other real estate	—	—	—
Valuation allowance for restructured loans included in charged-off loans	—	—	—
Additions during the period	—	—	—
Restructured loans included in impaired loans end of the period	$617,394	$83,912	$701,306

Recoveries of charged-off balance
September 30, 2013	$—	$—	$—
December 31, 2012	$—	$—	$—
A loan is considered impaired when, based on current information and events; it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. In addition to loans 90 days past due and still accruing, nonaccrual loans and restructured loans, all loans risk graded doubtful or substandard qualify, by definition, as impaired. In the third quarter of 2013, we extended a $250 thousand loan to a third party to purchase a portion of the business associated with the commercial troubled debt restructure ("TDR"). Those funds were used by the commercial TDR borrower to pay down his loan.
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

OTHER REAL ESTATE

	September 30, 2013
	Balance	Number
January 1,	$—	—
Balance moved into other real estate	95,074	1
	95,074	1
Write down of property charged to operations	—
Payments received after foreclosure	—
Properties sold	—	—
Balance September 30, 2013	$95,074	1
Gross gains of sale of other real estate	$—
Gross losses on sale of other real estate	—
Write down of property charged to operations	—
Rental income, other real estate	—
Other real estate expense	(4,103)
Foreclosed property (expense) income	$(4,103)

	December 31, 2012
	Balance	Number
January 1,	$3,368,700	6
Balance moved into other real estate	725,075	3
	4,093,775	9
Write down of property charged to operations	(592,575)
Payments received after foreclosure	—
Properties sold	(3,501,200)	(9)
Balance December 31, 2012	$—	—
Gross gains of sale of other real estate	$186,744
Gross losses on sale of other real estate	(34,788)
Write down of property charged to operations	(592,575)
Rental income, other real estate	10,030
Other real estate expense	(72,080)
Foreclosed property (expense) income	$(502,669)

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
Cash, cash equivalents and federal funds sold totaled $129.0 million as of September 30, 2013 compared to $57.8 million as of December 31, 2012. At September 30, 2013, cash, securities classified as available for sale and federal funds sold were $145.9 million or 15.4% of total earning assets, compared to $72.4 million or 6.3% of total earning assets at December 31, 2012.
In the course of operations, due to fluctuations in loan and deposit levels, we occasionally find it necessary to purchase federal funds on a short-term basis. We maintain unsecured federal funds line arrangements with five other banks, which allow us to purchase funds totaling $64.0 million. These lines mature and re-price daily. At September 30, 2013 and December 31, 2012, we had $0 in federal funds purchased outstanding.
We have access to the Federal Reserve Bank of Richmond’s discount window should a liquidity crisis occur. We have not used this facility in the past and consider it a backup source of funds.
We are also members of the Promontory Network and have access to a program through their Certificate of Deposit Account Registry Service® (“CDARS”) to use their CDARS One Way BuySM to purchase cost-effective funding without collateralization (and in lieu of generating funds through “traditional” brokered CDS or the Federal Home Loan Bank). These funds are accessed through a weekly auction. The auction typically takes place on Wednesdays, with next day settlement. There are seven maturities available ranging from 4 weeks to 5 years. If we are allotted funds in the auction, we incur no transaction fees or commissions. Although the process to compete for these deposits is different from the process for traditional brokered CDS, they are still considered brokered for Call Report purposes. These funds, which are included in our Jumbo CDS, are subject to discretionary limitations on volume that we normally would impose on traditional brokered deposits. Based on our “well capitalized” status, we are able to draw up to 30% of assets or $303.6 million from this program at September 30, 2013. We had $42.8 million on our balance sheet from this program at September 30, 2013 and $104.6 million at December 31, 2012.
We have lines of credit with the Federal Home Loan Bank of Atlanta (“FHLB”) that can equal up to 30% of our assets. Our primary line of credit (Primary) totaled approximately $103.2 million with $93.9 million available at September 30, 2013. This line is currently reduced by $8.0 million, which has been pledged as collateral for public deposits.
In February 2009, we negotiated an additional line of credit with FHLB which is secured by a portion of our loans held for sale (“LHFS”). We pledge these loans, which have been sold to FHLB approved investors, as collateral. This program has been modified in 2013. Prior to 2013 we were allowed to borrow up to 78% of the collateral pledged. Beginning early in 2013 borrowing capacity is limited to 92% of the discounted market value of these loans for 120 days. The investor remits the proceeds for the purchased loans directly to FHLB, which then releases the collateral pledged. At September 30, 2013, we had assets pledged totaling $65.4 million with no outstanding advances and $50.1 million available for additional funding.
Borrowings outstanding under the combined FHLB lines of credit were $1.2 million at September 30, 2013 and $194.3 million at December 31, 2012. We had the following borrowing advances under our Primary line outstanding as of September 30, 2013 with the following final maturities:

Advance Amount	Expiration Date
$1,200,480	9/28/2015
$1,200,480
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
Off-Balance Sheet Arrangements
We enter into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions recognized as of September 30, 2013 and December 31, 2012 were a line of credit to secure public funds and commitments to extend credit and standby letters of credit issued to customers. The line of credit to secure public funds was from the Federal Home Loan Bank for $8 million at September 30, 2013 and December 31, 2012.

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
Commitments to extend credit, amounted to $319.5 million at September 30, 2013 and $504.3 million at December 31, 2012, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
We did not have any outstanding commitments to purchase securities on September 30, 2013 or December 31, 2012.
Standby letters of credit are conditional commitments we issue guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. We had $20.6 million in outstanding standby letters of credit at September 30, 2013 and $16.3 million at December 31, 2012.
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
The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the Bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. At September 30, 2013, the amount available was approximately $21.0 million. In 2012 we paid quarterly dividends on our series B noncumulative, perpetual preferred stock of 7.8%, or $0.4875 per share per quarter, which has since been converted to common stock. We paid our first common stock dividend in 2010. We began paying common stock dividends on a quarterly basis in the first quarter of 2012. We paid semi-annual dividends on our common stock in 2011. Below is a table of our dividend history.
In June 2012, we received approval from the Securities and Exchange Commission to begin a Dividend Reinvestment Program ("DRP"). The DRP, which is available to existing shareholders, allows for dividends to be reinvested in Monarch stock. In addition, shareholders may purchase additional shares on a quarterly basis.

COMMON STOCK DIVIDENDS

Payment Date	Per Share Dividend	Total Dividend
2013
August 30, 2013	$0.06	$628,325
May 31, 2013	$0.06	$624,443
February 28, 2013	$0.05	$453,880
2012
November 30, 2012	$0.05	$332,754
August 31, 2012	$0.05	$302,161
May 31, 2012	$0.05	$299,174
February 28, 2012	$0.04	$240,000
2011
November 30, 2011	$0.08	$475,531
June 22, 2011	$0.08	$477,227
Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2013, the Bank meets all capital adequacy requirements to which it is subject.
As of September 30, 2013, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. The Bank’s actual capital amounts and ratios are also presented in the table as of September 30, 2013 and December 31, 2012.
RISK BASED CAPITAL

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
	(Dollars in Thousands)
As of September 30, 2013
Total Risk-Based Capital Ratio
Consolidated company	$115,644	13.68%	$67,628	8.00%	N/A	N/A
Bank	$116,809	13.83%	$67,568	8.00%	$84,461	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated company	$105,075	12.43%	$33,813	4.00%	N/A	N/A
Bank	$105,240	12.57%	$33,807	4.00%	$50,711	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated company	$105,075	10.46%	$40,193	4.00%	N/A	N/A
Bank	$106,240	10.58%	$40,166	4.00%	$50,208	5.00%
(Tier 1 Capital to Average Assets)
As of December 31, 2012
Total Risk-Based Capital Ratio
Consolidated company	$107,138	12.05%	$71,154	8.00%	N/A	N/A
Bank	$113,179	12.73%	$71,119	8.00%	$88,899	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated company	$96,484	10.85%	$35,577	4.00%	N/A	N/A
Bank	$102,525	11.53%	$35,559	4.00%	$53,339	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated company	$96,484	8.29%	$46,535	4.00%	N/A	N/A
Bank	$102,525	8.81%	$46,535	4.00%	$58,169	5.00%
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
MONARCH FINANCIAL HOLDINGS, INC.

/s/ Brad E. Schwartz	Date: November 12, 2013
Brad E. Schwartz Chief Executive Officer
/s/ Lynette P. Harris.	Date: November 12, 2013
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

Date: November 12, 2013                    /s/ Brad E. Schwartz _______________
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

Date: November 12, 2013                    /s/ Lynette P. Harris. ___________________
Lynette P. Harris
Executive Vice President & Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Monarch Financial Holdings, Inc. (the "Company") for the period ending September 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on their knowledge and belief:
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

Date: November 12, 2013