Form 10-K
period 2013-12-31
Monarch Financial Holdings, Inc.
filed 2014-03-13
CIK 1364856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________________
FORM 10-K
 _______________________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013 was approximately $112,724,000.
The number of shares of common stock outstanding as of March 10, 2014 was 10,589,059.
_______________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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
Monarch Bank serves the needs of local businesses, professionals, corporate executives and individuals in the Hampton Roads area of Southeastern Virginia and the Outer Banks region of Northeastern North Carolina. We operate eleven banking offices, one commercial lending office and eleven residential mortgage offices in the cities of Chesapeake, Norfolk, Newport News, Williamsburg and Virginia Beach, Virginia. We have two full-service banking offices operating under the name “OBX Bank” and two residential mortgage offices operating under the name of “OBX Bank Mortgage” in the Outer Banks region of Northeastern North Carolina in the towns of Kitty Hawk and Nags Head. We also operate thirty-three additional residential mortgage offices outside of our primary banking market area.
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
Our current capitalization enables us to provide loans in amounts responsive to the credit needs of a large portion of our targeted market. Our board of directors believes our capitalization supports current growth in loans and deposits.
Banking
Monarch operates in several integrated lines of business. Our Business Banking Group has been a core line of business since we opened. This group supports our business/commercial clients and offers both secured and unsecured commercial loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and the purchase of equipment and machinery, as well as loans secured by commercial real estate. This group also originates business deposits and related services. We have Business Banking groups in Chesapeake, Norfolk, Newport News, Suffolk, Williamsburg,Virginia Beach and the Outer Banks, each led by a Market President.
Our Real Estate Finance Group has been a core line of business since we opened. This group provides the delivery of residential real estate construction, acquisition and development loans, with the majority of its focus in the 1-4 family residential markets of Hampton Roads and Northeastern North Carolina. This group supports this type of banking in all of our markets.
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

Our Private Wealth Group recently completed its first full year of operation and specializes in serving the needs of high net worth individuals. In addition to private banking and financial planning, the Bank's affiliation with Raymond James Financial Services, Inc. allows us to offer comprehensive investment and trust services.

Our Private Banking / Cash Management Group supports our deposit gathering and service operations, along with the delivery of consumer lending. Our dedicated cash management specialists focus on the acquisition, support and delivery of deposit products and services to our business banking clients. They deliver cash management services for small and moderate size businesses in all our markets. We offer a full range of deposit services including checking accounts, savings accounts and time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. Consumer loans include home equity lines of credit, professional lines of credit, secured and unsecured loans for financing automobiles, home improvements, education and personal investments.
Monarch offers other services which include insurance sales, safe deposit boxes, check and bankcard services, online banking services, direct deposit of payroll and social security checks and automatic drafts for various accounts. We offer our clients access to their accounts and our banking services utilizing traditional in-office transactions as well as internet banking, mobile banking, remote deposit capture, online cash management, and through more than 50 automated teller machines (ATMs) located throughout South Hampton Roads and Northeastern North Carolina.
Monarch Investment, LLC, a wholly-owned subsidiary of Monarch Bank, offers investment advisory services through licensed investment advisors and its agreement with Raymond James Financial Services, Inc. Monarch Investment, LLC also has ownership interests in several subsidiaries. Monarch Investment owns a minority interest in Bankers Insurance, LLC, a joint venture with the Virginia Bankers’ Association and many other community banks in Virginia. This insurance agency offers a full line of commercial and personal lines of insurance to the general public and to our clients.
Mortgage Banking
Monarch Mortgage, a division of Monarch Bank, was formed in May 2007 when we hired a group of approximately 70 experienced mortgage professionals to staff the division. At that time our employment of these individuals increased the size of our mortgage group from approximately 10 to approximately 80 mortgage professionals. Monarch Mortgage is a retail residential mortgage lender with offices in Virginia, Maryland, North Carolina and South Carolina. We sell 99% of the mortgages we originate on a loan by loan basis to a large number of national banks, mortgage companies, and directly to certain governmental agencies. By maintaining correspondent and broker relationships with a number of companies, and by monitoring the financial condition of those companies, we feel we can limit the risk of our correspondents not purchasing loans we originate. We originate and sell primarily long-term fixed rate mortgage loans, both conventional and for government programs such as FHA, VA, and the Virginia Housing and Development Authority. A small portion of our loan clients select shorter term, variable rate loans. We do not securitize pools of loans.
Mortgage originations and sales have become a material source of revenue for the Company since the formation of Monarch Mortgage in 2007, The division stabilized in 2013 after significant growth in 2008 through 2012, due to a low interest rate environment coupled with government stimulus to the mortgage marketplace. We manage the majority of our interest rate risk by locking in the interest rate for each mortgage loan with our correspondents and borrowers at the same time. When markets are favorable, a small portion of our mortgage loans may be included in a mandatory delivery program which utilizes pairing of agency securities with pool of loans to manage interest rate risk. We do not currently have any loans in a mandatory delivery program.

As a mortgage lender, Monarch Mortgage underwrites mortgage loans for our clients to be sold in the secondary market or booked on our balance sheet. Monarch Mortgage currently has offices with locations in Alexandria, Chesapeake, Fairfax, Fredericksburg, Midlothian, Newport News, Norfolk, Oakton, Richmond, Virginia Beach and Woodbridge, Virginia; Annapolis, Crofton, Dunkirk, Frederick, Greenbelt, Rockville, Towson and Waldorf, Maryland; Carolina Beach, Elizabeth City, Indian Trail, Kitty Hawk, Mint Hill, Mooresville, Southport Wake Forest and Wilmington, North Carolina; and Greenwood, South Carolina. Monarch Mortgage originates and sells loans under two different financial models. All the offices in Maryland, and the majority of the offices in Northern Virginia, North Carolina and South Carolina, operate as fee-based offices, with each office paying a per loan processing fee along with a percentage of net income to Monarch Mortgage, with the remaining net income or loss of each office the responsibility of each office’s manager or management team. The fee-based office model allows Monarch Mortgage to attract quality entrepreneurial leaders focused on their bottom line. The loan fees from these operations lower the cost basis and break-even volume for the Virginia operations while reducing the downside risk of startup and operating losses. The remaining Virginia and OBX Bank mortgage offices are traditional operations with the profits and losses accruing to Monarch Mortgage.
Monarch Capital, LLC, a wholly-owned subsidiary of Monarch Bank formed in 2004, provides commercial mortgage brokerage services in the placement of primarily long-term fixed-rate debt for the commercial, hospitality, and multi-family housing markets.

Monarch Investment, LLC also delivers mortgages and mortgage related services through other subsidiaries or investments as follows:

•
Coastal Home Mortgage, LLC became a subsidiary of Monarch Investment, LLC in July 2007 when a majority ownership interest in the company was purchased from another bank. Monarch Investment, LLC owns 50.1% of this joint venture with four unaffiliated individuals involved with residential construction in Hampton Roads. Its primary mission is to provide residential mortgage loan services for the builder’s end product.

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

Employees
As of February 15, 2014, the Company and its subsidiaries had six hundred, fourteen (614) full-time and twenty (20) part-time employees. None of our employees are represented by any collective bargaining agreements, and relations with employees are considered excellent.
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

Competition
Commercial and Other Banking
The banking business is highly competitive. We encounter strong competition from a variety of bank and non-bank financial service providers. These competitors include commercial banks, savings banks, credit unions, consumer finance companies, brokerage firms, money market mutual funds, mortgage banks, leasing, and finance companies. In addition, the delivery of financial services has changed significantly with the telephone, ATM, personal computer, mobile smart phones, tablets and the internet being used to access information and perform banking transactions.
Competition in our target market area for loans to businesses, professionals and consumers is very strong. Many of our competitors have substantially greater resources and lending limits and offer certain services, such as extensive and established banking office networks and other services, that we cannot provide. Moreover, larger institutions operating in the South Hampton Roads have access to borrowed funds at a lower costs. Several community banks are headquartered in our trade market areas. Several regional and super-regional banks, as well as a number of large credit unions, also have offices in our market area. Competition among institutions for deposits in the area remains strong.

Factors affecting the competition for bank loans and deposits are interest rates and terms offered, number and location of banking offices and types of products offered, as well as the reputation of the institution. The advantages we have over our competition include experienced and dedicated employees, our Market President structure, long-term customer relationships, strong historical financial performance, a commitment to excellent customer service, experienced management and directors, and the support and involvement in the communities that we serve. We focus on providing products and services to individuals, professionals, and small to medium-sized businesses within our communities. According to FDIC deposit data as of June 30, 2013, Monarch Bank was ranked 6th in deposit market share with 3.64% of the $22 billion in deposits in the Greater Hampton Roads market. OBX Bank was ranked 4th in deposit market share with 11.04% of the $2.3 billion in deposits in the Outer Banks market. The top five banks in our markets together control 81% of the total deposits in the Greater Hampton Roads market and the top three banks together control 76% of the total deposits in the Outer Banks, providing us with ample opportunity to continue to grow our market share.
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
Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law in July 2010, incorporating numerous financial institution regulatory reforms. Some of these reforms have been implemented, but many reforms will be implemented in 2014 and beyond through regulations to be adopted by various federal banking and securities regulatory agencies. The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its provisions do not directly impact community-based institutions like the Bank. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Bank either because of exemptions for institutions below a certain asset size or because of the nature of the Bank’s operations. Provisions that impact the Bank include the following:

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

•	Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 limit for federal deposit insurance.

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

Many aspects of the Dodd-Frank Act are subject to rule-making and will take effect over several years, and their impact on the Company or the financial industry is difficult to predict before such regulations are adopted.
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

Dividends
The Company is a legal entity, separate and distinct from the Bank. A significant portion of the revenues of the Company result from the dividends paid to it by the Bank. The amount of cash dividends we are permitted to pay will depend upon our earnings and capital position and is limited by federal and state law, regulations and policies applicable to the payment of dividends by the Bank to the Company and to the payment of dividends by the Company to its shareholders. Virginia law imposes restrictions on the ability of all banks chartered under Virginia law to pay dividends. Under Virginia law, no dividend may be declared or paid that would impair a bank’s paid-in capital, and payments must be paid from retained earnings. Virginia banking regulators and the Federal Reserve have the general authority to limit dividends paid by the Bank or the Company if such payments are deemed to constitute an unsafe and unsound practice.
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
Federal Deposit Insurance Corporation
Our deposits are insured by the Deposit Insurance Fund ("DIF"), as administered by the FDIC, to the maximum amount permitted by law. On November 17, 2009 the FDIC had amended it regulations requiring all insured institutions, including Monarch Bank, to prepay their FDIC premiums for the fourth quarter of 2009 and estimates 2010 through 2012. The prepaid assessments for these periods were collected on December 31, 2010. This represented a charge of approximately $3.5 million. At December 31, 2012, approximately $1.0 million of this prepayment remained. In July 2013, the remaining prepaid balance were returned to insured institutions. Approximately $831 thousand of this prepayment was refunded to the Bank.
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
Pursuant to the Dodd Frank Act, FDIC insurance coverage limits were permanently increased from $100,000 to $250,000 per customer. The Dodd Frank Act also changed the methodology for calculating deposit insurance assessments by changing the assessment base from the amount of an insured depository institution’s domestic deposits to its total assets minus tangible equity. The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors, including supervisory evaluations. On February 7, 2011, the FDIC issued a new regulation implementing revisions to the assessment system mandated by the Dodd Frank Act. The new regulation was effective April 1, 2011 and was reflected in the June 30, 2011 FDIC fund balance and the invoices for assessments due September 30, 2011. As a result of the regulations, our annual deposit insurance assessments are lower than before the regulation. While the burden on replenishing the DIF will be placed primarily on institutions with assets of greater than $10 billion, any future increases in required deposit insurance premiums or other bank industry fees could have a significant adverse impact on our financial condition and results of operations.

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

The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan acceptable to the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any financial holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. We are considered “well-capitalized” at December 31, 2013 and, in addition, our bank subsidiary maintained sufficient capital to remain in compliance with capital requirements and is considered “well-capitalized” at December 31, 2013.

Basel III

In June 2012, the Federal Reserve, the FDIC and the OCC jointly issued proposed rules that would revise the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to be consistent with the agreements reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) and certain provisions of the Dodd-Frank Act. The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). In June 2013, final rules were issued under Basel III which are scheduled to begin transitioning capital requirements January 1, 2015.

Among other things, the final rules establish a new common equity tier 1 (“CET1”) minimum capital requirement and a “capital conservation buffer”. These rules also raise minimum risk-based capital requirements. Basel III establishes a CET1 to risk-weighted assets of 4.5%, and a capital conservation buffer of an additional 2.5%, raising the target CET1 to risk-weighted assets ratio to 7%. It increases banks minimum ratio of Tier 1 capital to risk weighted assets to 6.0%, plus the capital conservation buffer effectively resulting in a minimum Tier 1 capital ratio of 8.5%. Basel III increases the minimum total capital ratio to 8.0% plus the capital conservation buffer, increasing the minimum total capital ratio to 10.5%. Institutions that do not maintain the required capital buffer would be subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management.

The final rules also introduce a new category for risk-weighted assets, with a higher risk weighting. This new category "high volatility commercial real estate" is risk weighted 150% and applies to certain commercial real estate facilities that finance the acquisition, development or construction of real property (excluding 1-4 family residential properties), unless the financing meets certain specified guidelines.
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

Governmental Monetary Policies
Our earnings and growth are affected not only by general economic conditions, but also by the monetary policies of various governmental regulatory authorities, particularly the Federal Reserve. The Federal Reserve’s Open Market Committee implements national monetary policy, control of the discount rate and establishment of reserve requirements against both member and nonmember financial institutions’ deposits. These actions have a significant effect on the overall growth and distribution of loans, investments and deposits, as well as the rates earned on loans, or paid on deposits.

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
Our long-term goal is to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period so that we may reasonably predict our net interest margin; however, interest rate fluctuations, loan prepayments, loan production and deposit flows are constantly changing and influence our ability to maintain this neutral position. Generally speaking, our earnings will be more sensitive to fluctuations in interest rates the greater the variance in the volume of assets and liabilities that mature or re-price in any period. The extent and duration of the sensitivity will depend on the cumulative variance over time, the velocity and direction of interest rates, and whether we are more asset sensitive or liability sensitive. Accordingly, we may not be successful in maintaining this neutral position and, as a result, our net interest margin may suffer, which will negatively impact our earnings. Based on our asset and liability position at December 31, 2013, a rise or decline in interest rates would have limited impact on our net interest income in the short term.
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
Our mortgage banking division, Monarch Mortgage, has provided a significant portion of our consolidated revenue and maintaining our revenue stream in this segment is dependent upon our ability to originate loans and sell them to investors. Mortgage loan production levels are sensitive to changes in economic conditions and can suffer from decreased economic activity, a slowdown in the housing market or higher interest rates. Generally, any sustained period of decreased economic activity or higher interest rates could adversely affect Monarch Mortgage’s mortgage originations and, consequently, reduce its income from mortgage lending activities. A significant portion of recent increases in our mortgage banking earnings is due to the recent historically low interest rate environment that resulted in a high volume of mortgage loan refinancing activity. As the interest rate environment returns to more typical levels, mortgage loan refinancing activity has significantly reduced. In addition, new legislation could adversely affect its operations.
Deteriorating economic conditions may also cause home buyers to default on their mortgages. In addition, if it is proven a borrower failed to provide full and accurate information on or related to their loan application or that appraisals have not been acceptable or the loan was not underwritten in accordance with the loan program specified by the loan investor, Monarch may be required to repurchase the loan or provide financial settlement to the investor. Such repurchases or settlements would also adversely affect our net income.
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
We are subject to more stringent capital requirements, which could adversely affect our results of operations and future growth.
In June 2013, federal regulators issued final rules that revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. Many of these proposals are applicable to us when effective, and will add and change the definitions of “capital” for regulatory purposes, the types and minimum levels of capital required under the prompt corrective action rules and for other regulatory purposes, and the right-weighting of various assets. These changes in capital requirements could adversely affect our results of operations and future growth opportunities.
Proposed and final regulations could restrict our ability to originate loans.
The CFPB has issued a rule designed to clarify how lenders can avoid legal liability under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this definition of “qualified mortgage” will be presumed to have complied with the new ability-to-repay standard. Under the CFPB’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

•	interest-only payments;

•	negative-amortization; and

•	terms longer than 30 years.

Also, to qualify as a “qualified mortgage,” a borrower’s total monthly debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The CFPB’s rule on qualified mortgages and similar rules could limit our ability to make certain types of loans or loans to certain borrowers, or could make it more expensive and time-consuming to make these loans, which could limit our growth or profitability.
Mortgage Servicing Rules may impact profitability on our loans held for sale.
Newly issued regulatory rules related to the servicing of mortgages require that we outsource the servicing of our loans held for sale for the time period between the loan closing and delivery to the investor, thereby potentially increasing our costs.
Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.
We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. As of December 31, 2013, $590.1 million, or 82.8% of our loans held for investment were secured by real estate (both residential and commercial). A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our clients’ ability to pay these loans, which in turn could negatively impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.
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
As of March 1, 2014, our directors and executive officers beneficially owned approximately 1,017,838 shares or 9.6% of our common stock. Accordingly, such persons will be in a position to exercise substantial influence over our affairs and may impede the acquisition of control by a third party. We cannot assure investors that the interests of our directors and executive officers will always align precisely with the interests of the holders of our common stock.
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
We are limited in the amount we can lend to a single borrower by the amount of our capital. Generally, under current law, we may lend up to 15% of the unimpaired capital and surplus, of Monarch Bank, to any one borrower. As of December 31, 2013, we were allowed to lend approximately $17.4 million to any one borrower and maintained an in-house limit of $14.0 million to any one borrower. This amount is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We can accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not efficient or always available. We may not be able to attract or maintain clients seeking larger loans or may not be able to sell participations in such loans on terms we consider favorable.
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
The Company’s information systems may experience an interruption or breach in security.
We rely heavily on communications and information systems to conduct its business. In addition, as part of our business, we collect, process and retain sensitive and confidential client information. Our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our client relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of client business, subject the Company and the Bank to regulatory scrutiny, or expose the Company and the Bank to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.
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
The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The Company’s corporate headquarters is located at 1435 Crossways Blvd., Chesapeake, VA. This location also houses, Monarch Capital, LLC and Monarch Investments, LLC. The main banking center is located at 750 Volvo Parkway, Chesapeake, VA. Eight additional banking centers are located throughout SE Virginia and two additional banking centers are located in NE North Carolina. The Company’s mortgage operation headquarters is located at 1635 Laskin Road, Virginia Beach, VA. Additionally, thirty three residential mortgage offices are located throughout Virginia, North Carolina, South Carolina and Maryland. Subsidiaries of Monarch Investment, LLC including; Coastal Home Mortgage, Real Estate Security Agency, Regional Home Mortgage and Monarch Home Funding all have offices in Virginia Beach VA, additionally Regional Home Mortgage has a second location in Chesapeake, VA. See the Note 1 “Summary of Significant Accounting Policies” and Note 6 “Property and Equipment” contained in Item 8 of this Form 10-K for information with respect to the amounts at which Bank premises and equipment are carried and commitments under long-term leases. We believe our facilities are in good operating condition, suitable and adequate for our operational needs and are adequately insured.

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
Our Common Stock is listed on the NASDAQ Capital Market under the symbol MNRK. As of March 5, 2014 there were approximately 2,729 known record holders of Common Stock.
The table below presents the high and low sales prices for our Common Stock for the past two years. Market values are shown per share and are based on the shares outstanding, on a split adjusted basis, for 2013 and 2012.

Market Price for	2013
Common Stock	High	Low
4th Quarter	$12.53	$10.94
3rd Quarter	13.35	10.02
2nd Quarter	11.93	9.55
1st Quarter	11.40	8.20

Market Price for	2012
Common Stock	High	Low
4th Quarter	$8.94	$7.85
3rd Quarter	8.29	7.60
2nd Quarter	8.54	6.88
1st Quarter	7.50	6.18
Dividend Policy
We paid our first common stock dividend in 2010 and began paying quarterly cash dividends in the first quarter of 2012. In 2011 we paid semi-annual cash dividends. The table below summarizes our common stock dividends for 2013, 2012 and 2011.

Common Stock Dividends
Payment Date	Per Share Dividend	Total Dividend
November 30, 2013	$0.07	$733,448
August 30, 2013	$0.06	$628,325
May 31, 2013	$0.06	$624,443
February 28, 2013	$0.05	$453,880
Total 2013	$0.24	$2,440,096

November 30, 2012	$0.05	$332,754
August 31, 2012	$0.05	$302,161
May 31, 2012	$0.05	$299,174
February 28, 2012	$0.04	$240,000
Total 2012	$0.19	$1,174,089

November 30, 2011	$0.08	$475,531
June 22, 2011	$0.08	$477,227
Total 2011	$0.16	$952,758
On December 7, 2012, Monarch paid a 6 for 5 or 20% common stock dividend to shareholders of record on November 9, 2012. Cash was paid in lieu of fractional shares. This split resulted in an additional 1,330,633 shares being issued to shareholders.

We are subject to certain restrictions imposed by the reserve and capital requirements of Federal and Virginia banking statutes and regulations. See Item 1. Business – Supervision and Regulation – Dividends. Prior to the Company's forced conversion of our 7.80% Series B Noncumulative Convertible Perpetual Preferred Stock ("Series B Preferred") on March 8, 2013, holders of these shares had a priority on the receipt of dividends relative to the holders of our Common Stock. The final determination of the timing, amount and payment of dividends is at the discretion of our board of directors and is dependent upon our and our subsidiaries’ earnings, principally Monarch Bank, our financial condition and other factors, including general economic conditions and applicable governmental regulations and policies. Thus, there can be no assurance of when, and if, we will continue to pay cash dividends on our Common shares.
In June 2012, holders of our Series B Preferred began exercising their option to convert their shares to Common Stock. Per Section VIII of the Company Articles of Incorporation, Series B Preferred shareholders could convert their shares to Common Stock at any time. In addition, the Company could force conversion of Series B Preferred to Common Stock if our Common Stock traded for 20 out of 30 consecutive trading days at 130% of the conversion price of $6.67, or $8.67. On March 8, 2013, having met the conditions for forced conversion, the Company force converted all remaining outstanding shares of Series B Preferred stock.
The table below summarizes the conversion activity.

Series B Noncumulative Convertible Perpetual Preferred Stock
Converted to Common Stock
	(a)	(b)	(c)	(d)
Period	Total Number of Shares of Preferred Stock Converted to Common Stock	Total Number of Shares of Common Stock After Conversion	Total Number of Preferred Shares Remaining to Convert	Maximum Number of Post Conversion Whole Shares Remaining That May Yet Be Converted
2013
March 1, 2013 - March 8, 2013	271,020	1,016,312	—	—
February 1, 2013 - February 28, 2013	172,074	645,264	271,020	1,016,325
January 1, 2013 - January 31, 2013	38,029	142,608	443,094	1,661,602
2012
December 1, 2012 - December 31, 2012	6,966	26,121	481,123	1,804,211
November 1, 2012 - November 30, 2012	147,456	552,950	488,089	1,830,333
October 1, 2012 - October 31, 2012	153,355	575,071	635,545	2,383,293
June 1, 2012 - June 30, 2012	11,100	41,623	788,900	2,958,375

Item 6.	Selected Financial Data.
The following consolidated summary sets forth our selected financial data for the periods and at the dates indicated. The selected financial data have been derived from our audited financial statements for each of the five years that ended December 31, 2013, 2012, 2011, 2010 and 2009.

	At or For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except ratios, shares and per share amounts)
Balance Sheet Data:
Assets	$1,016,701	$1,215,578	$908,787	$825,583	$689,569
Loans held for sale (HFS)	99,718	419,075	211,555	175,388	78,998
Loans held for investment (HFI), net of unearned income	712,671	661,094	607,612	558,868	537,700
Deposits	893,118	901,782	740,092	705,662	540,039
Total common stockholders’ equity	97,518	75,314	56,230	51,568	47,908
Total stockholders’ equity	97,518	87,342	76,230	71,568	67,908
Average shares outstanding, basic (1)	10,167,156	7,400,443	7,147,290	6,858,638	6,793,540
Average shares outstanding, diluted (1)	10,299,471	10,271,874	10,165,105	7,003,556	6,941,510
Results of Operations:
Interest Income	$44,348	$46,468	$40,420	$39,273	$32,518
Interest Expense	4,786	5,916	6,797	8,798	10,421
Net Interest Income	39,562	40,552	33,623	30,475	22,097
Provision for loan losses	—	4,831	6,320	8,639	5,184
Net interest income after provision for loan losses	39,562	35,721	27,303	21,836	16,913
Non-interest income	69,882	89,761	54,746	53,400	35,676
Non-interest expenses	90,911	104,256	71,044	65,480	45,076
Income before income taxes	18,533	21,226	11,005	9,756	7,513
Income tax expense	6,386	7,427	3,419	3,544	2,453
Net income	12,147	13,799	7,586	6,212	5,060
Net income attributable to non-controlling interests	(1,056)	(975)	(460)	(263)	(204)
Net income attributable to Monarch Financial Holdings, Inc.	11,091	12,825	7,126	5,949	4,856
Accretion of discount	—	—	—	—	219
Dividends on preferred stock	—	1,402	1,560	1,560	844
Net income available to common stockholders	11,091	11,422	5,566	4,389	3,793
Per Common Share Data:
Net income, basic	$1.09	$1.54	$0.78	$0.64	$0.55
Net income, diluted	1.08	1.25	0.70	0.62	0.55
Book value at period end	9.29	8.80	7.81	7.20	6.80
Tangible book value at period end	9.20	8.68	7.64	7.00	6.58
Asset Quality Ratios:
Non-performing assets to total assets (5)	0.25%	0.29%	0.84%	1.30%	1.40%
Non-performing loans to period end loans (HFI) (5)	0.31%	0.54%	0.71%	1.61%	1.40%
Net Charge-offs (recoveries) to average loans	1.25%	0.62%	0.93%	1.61%	0.76%
Allowance for loan losses to period-end loans (HFI)	1.27%	1.65%	1.63%	1.62%	1.73%
Allowance for loan losses to nonperforming loans (5)	409.63%	307.15%	231.36%	100.19%	123.15%
Selected Ratios :
Return on average assets	1.07%	1.26%	0.89%	0.76%	0.75%
Return on average equity	11.97%	15.84%	9.66%	8.59%	7.55%
Efficiency ratio (2)	82.78%	79.80%	80.20%	77.90%	77.70%
Non-interest income to operating revenue (3)	63.85%	68.88%	61.95%	63.71%	61.72%
Net interest margin (tax adjusted) (4)	4.13%	4.29%	4.51%	4.22%	3.64%
Equity to assets	9.59%	7.19%	8.39%	8.67%	9.85%
Tier 1 risk-based capital ratio	12.82%	10.85%	11.17%	11.74%	12.97%
Total risk-based capital ratio	13.91%	12.05%	12.42%	12.99%	14.23%

(1)
Amounts have been adjusted to reflect all Common Stock splits and dividends as of December 31, 2013. In 2012 and 2011 diluted shares assumes the conversion of our non-cumulative perpetual preferred shares to common stock. Prior years do not include this assumption.

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

(4)
Net interest margin is calculated as net interest income divided by total average earning assets and reported on a tax equivalent basis at a rate of 35% in 2013 and 2012 and 34% for the remaining years presented.

(5)
For the purpose of these ratios, we have excluded performing restructured loans from the calculation. For more information please refer to Table 13- Nonperforming Assets included in Item 7. of this Form 10-K.

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
Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a number of factors. Factors that may cause actual results to differ materially from those expected include the following:

•	changes in interest rates;

•	changes in economic conditions in our market area;

•	greater loan losses than anticipated;

•	the effect on us and our industry of difficult market conditions, unprecedented volatility and the soundness of other financial institutions;

•	the effect of legislative regulatory initiatives;

•	our ability to compete effectively in the highly competitive financial services industry;

•	the effect of our concentration in loans secured by real estate;

•	the adequacy of our allowance for loan losses;

•	our ability to obtain additional capital in the future on terms that are favorable;

•	our expansion and technology initiatives;

•	our reliance on third parties for key services;

•	other factors described under “Risk Factors” above.
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

OVERVIEW
The purpose of this discussion is to provide information about the major components of our results of operations and financial condition, liquidity and capital resources. The discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes to assist in the evaluation of our 2013 performance.
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
ANALYSIS OF OPERATING RESULTS
NET INCOME
Our consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, after all significant inter-company transactions have been eliminated. Net income attributable to our non-controlling interests of $1,056,385, $974,637 and $459,753, respectively, are deducted for the years ended December 31, 2013, 2012 and 2011, after the income tax provision, to arrive at net income attributable to Monarch Financial Holdings, Inc. The ensuing references and ratios are related to net income attributable to Monarch Financial Holdings, Inc., (hereon referred to as “net income”) after net income attributable to non-controlling interest has been deducted.

	2013	2012	2011
Income before taxes	$18,533,432	$21,226,291	$11,004,057
Income tax provision	(6,386,040)	(7,426,785)	(3,418,692)
Net income	12,147,392	13,799,506	7,585,365
Less: Net income attributable to non-controlling interest	(1,056,385)	(974,637)	(459,753)
Net income attributable to Monarch Financial Holdings, Inc.	$11,091,007	$12,824,869	$7,125,612
We reported net income for December 31, 2013 of $11,091,007, compared to $12,824,869 for December 31, 2012 and $7,125,612 for December 31, 2011. Our basic earnings per share were $1.09, $1.54 and $0.78 for the years ended December 31, 2013, 2012 and 2011, respectively. Diluted earnings per share were $1.08 for December 31, 2013, $1.25 for December 31, 2012, and $0.70 for December 31, 2011.
Two important and commonly used measures of profitability are return on assets (net income as a percentage of average total assets) and return on stockholders’ equity (net income as a percentage of average stockholders’ equity). Our returns on average assets were 1.07%, 1.26% and 0.89% for the years ended December 31, 2013, 2012 and 2011, respectively. The returns on average stockholders’ equity were 11.97%, 15.84% and 9.66% for the same time periods.
Net income for the year ended December 31, 2013 was $11,091,007, a decrease of $1,733,862, or 13.5% when compared to one year prior. December 31, 2012 was $12,824,869, an increase of 80.0% compared to 2011. This primary source of fluctuation in income was related to mortgage banking income, which is included in non-interest income. Changes in net interest income and non-interest expense also impacted income results. Net income available to common stockholders, which is net of preferred stock dividends of $0 in 2013, $1,402,532 in 2012 and $1,560,000 in 2011, was $11,091,007 at December 31, 2013, $11,422,337 at December 31, 2012, and $5,565,612 in 2011.
Net interest income declined $990 thousand, or 2.4% to $39.6 million, in 2013. Net interest income had increased $6.9 million, or 20.6% to $40.6 million, in 2012 compared to 2011. This shift in income levels is primarily volume driven. Our loans held for sale portfolio had declined $319.4 million at year end 2013 to $99.7 million, compared to a record high of $419.1 million in 2012. With this decline, interest earned on these loans also declined $4.2 million. This decline was partially offset by income earned on our growing loans held for investment portfolio and savings on interest expense due to lower volume and rates. Loans held for investment grew $51.6 million in 2013 while interest bearing liabilities declined $223 million. On average, our loans held for sale portfolio declined $117.8 million, while our loans held for investment portfolio increased $68.5 million and our interest bearing liabilities declined $51.2 million. The combined yield on our loan portfolios increased 1 basis point to 5.02%. Liability costs declined 10 basis points, year over year.
In 2012, earning asset growth coupled with lower cost liabilities was the source of the increase in net interest income. Loans held for sale increased $207.5 million and loans held for investment grew $53.5 million, year over year. Average outstanding loans held for sale increased $177.2 million and average loans held for investment increased $37.0 million. The combined yield on these loans declined 67 basis points. Interest bearing deposits increased $105.4 million, year over year, and average outstanding interest bearing deposits increased $112.8 million. The overall costs associated with deposits declined 34 basis points. Total borrowings increased $128.4 million, year over year, while average outstanding borrowings only increased $36.6 million, and the cost of borrowing declined 168 basis points.

Non-interest income declined $19.9 million to $69.9 million in 2013 compared to $89.8 million in 2012. In 2012 non-interest income had increased $35.0 million from $54.7 in 2011. Our primary source of non-interest income is mortgage banking income, which declined $20.7 million to $65.7 million in 2013 after increasing $34.9 million in 2012 from $51.4 million. Production by our mortgage division, operating under the name of Monarch Mortgage declined in 2013 after delivering record production in 2012. Other non-interest income increased $787 thousand in 2013 compared to 2012, and $164 thousand in 2012 compared to 2011. Included in other non-interest income in 2011 were non-recurring net proceeds from bank owned life insurance (BOLI) totaling $421 thousand.
Non-interest expense declined $13.3 million to $90.9 million in 2013, after increasing $33.2 million to $104.3 million in 2012, compared to $71.0 million in 2011. In 2013, the source of the decrease was the same as the source of the increase in 2012; salaries and benefits, commissions and loan expense related primarily to mortgage production.
Our provision for loan losses was $0 in 2013, compared to $4.8 million in 2012, and $6.3 million in 2011. At the same time net charge offs were $1.8 million, a decrease of $2.1 million or 53.8% from 2012. Net charge offs were $3.9 million in 2012, a decrease of $1.5 million or 27.8% compared to $5.4 million in 2011. Our allowance for loan losses declined $1.8 million in 2013 compared to an increase of $980 thousand in 2012. Through use of the provision, management seeks to provide for future losses inherent in the existing portfolio. This is achieved by utilizing various metrics including but not limited to loss history, economic conditions and industry trends. Provision and allowance management requires a great deal of judgment and is a primary focus of our team.
The net effect on 2013 pre-tax and pre-non-controlling interest income was a decrease of $2,692,859, or 12.69% to $18,533,432 compared to an increase in 2012 of 92.9%, or $10,222,234, to $21,226,291. Pre-tax and pre-non-controlling interest income was $11,004,057 in 2011.
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
Net interest income was $39,561,979 for the year ended December 31, 2013 and $40,552,232 for the year ended December 31, 2012. This represents a decrease of $990,253 or 2.4% compared to 2012. At December 31, 2012 net interest income had increased 20.6% or $6,929,360 over 2011 when net interest income was $33,622,872.
Rates, though stable, have remained at historically low levels over the past five years. Although 2013 continued to show measured signs of economic recovery that began in 2012, we have been at, or near, the bottom of an economic downturn that began in the later months of 2007. At the time the Federal Reserve Open Market Committee ("FOMC"), which sets the federal funds rate, began to decrease the federal funds target. It did this in an effort to stabilize the economy and head-off a recession. Between September 2007 and December 2008 the FOMC decreased the target funds rate a total of 500 basis points which resulted in the current, historically low, federal funds rate of 0.25%. During this same period, Wall Street Journal Prime (“WSJP”), which moves in tandem with the federal funds target rate, has held at 3.25%. Repeated comments by the FOMC indicate that they intend to maintain this low rate environment until, at least, mid-2015 or beyond. In addition to setting the target funds rate, the FOMC utilizes other tools to shape monetary policy. It uses the federal funds rate to manage short term interest, but it can also influence long term rates. Over the past few years, through the systematic purchase of longer term treasury bonds and mortgage-backed securities, the FOMC has kept the money supply flowing and long term interest rates artificially low, in an effort to encourage banks to lend and businesses to borrow. As the FOMC escalated its purchases in long term mortgage-backed securities in 2012, it had a significant impact on the long term mortgage market in the form of a refinance boom. In mid-2013 the FOMC added language to their meeting minutes and press releases indicating they would begin to curtail their long term mortgage-backed and treasury purchases. With this announcement, long term mortgage rates increased and had an immediate impact on the mortgage industry. The refinance boom ceased and the number of new home buyers, dropped dramatically due to a form of "sticker shock" in response to the new, but not significantly higher, rates now available.
We continued the work begun in 2011 of reshaping our balance sheet in preparation for future increases in rates. Our focus has been on building non-maturity core deposits to support our loans held for investment portfolio. A portion of these deposits also support a base level of our loans held for sale portfolio. We define core deposits as non-brokered, in-market deposits. Demand deposits grew $6.9 million, or 2.7% in 2013 and $80.7 million, or 46.2% in 2012. Money market accounts grew $38.6 million, or 11.5% in 2013 and $66.1 million, or 24.5% in 2012. We also utilized short term non-core brokered funds and borrowings at the Federal Home Loan Bank ("FHLB") to meet the volume demands of our loans held for sale portfolio. This utilization resulted in dramatic increases in both areas in 2012 in response to the long-term strategies of the FOMC and produced equally dramatic reductions in 2013 with changes to those strategies.
As stated previously, in 2012 historically low mortgage rates lead to high refinance production which all but dried up in 2013. In addition purchase money production, which was also strong in 2012 showed a slight decline in 2013. In the third quarter of 2012 the high volume of refinance business coupled with increased purchase money volume led to a slowdown in investor processing. Due to the sheer volume of mortgages being processed, investors began pushing back or delaying the purchase of loans, even though their commitments were in place. Therefore growth in our loans held for sale portfolio was a function of both production levels and timing. In 2013, the problems noted in 2012 with regard to delivery of loans held for sale to investors, as well as investor push back, ended and our delivery time declined to pre-2012 levels. At December 31, 2013 our loans held for sale had declined $319.4 million, or 76.2% to $99.7 million. On average, our loans held for sale declined $117.8 million, or 38.4% to $188.7 million. At December 31, 2012 our loans held for sale had increased $207.5 million, or 98.1% to $419.1 million over year end 2011. On average, our loans held for sale portfolio increased $177.2 million, or 137.0% to $306.5 million. Interest income from our loans held for sale decreased $4.2 million, or 37.6% in 2013 after increasing $5.8 million, or 107.6% in 2012 to $11.3 million.
During 2013 we continued our 2012 loans held for investment strategy of supporting our existing client base, promoting disciplined growth with regard to new clients, and promoting short term fixed rate loan pricing where possible. Growth has been slow but steady as many borrowers are reluctant to enter the market, despite low rates. There is strong competition for high quality credits. Our outstanding loans held for investment increased $51.6 million, or 7.8% in 2013 compared to $53.5 million or 8.8% in 2012. Interest income from loans held for investment increased $1.9 million or 5.4% in 2013, after only increasing $175 thousand or 0.5% in 2012.

Total interest income was $44,348,437 in 2013 compared to $46,468,465 in 2012 and $40,419,327 in 2011. Earning asset yield declined 29 basis points to 4.62% compared to 4.91% in 2012. Earning asset yield declined 50 basis points to 4.91% in 2012 compared to 5.41% in the prior year. Loan yield is the result of both the interest rate and any fees collected on a loan. Interest and fees on loans are the largest component of our interest income. Interest and fees on loans held for investment decreased 29 basis points in 2013 to a blended yield of 5.39%, and 34 basis points in 2012 to a blended yield of 5.68% compared to 6.02% in 2011. The yield on our loans held for sale, which is driven by FOMC monetary policy, increased 5 basis points to 3.72% after declining 52 basis points in 2012 to 3.67%, compared to 4.19% in 2011. The combined yield of our loan portfolios increased 1 basis point to 5.02% in 2013 compared to 2012. Volume fluctuations coupled with the changes in yield discussed previously resulted in a decrease in the combined loan portfolios of 67 basis points to 5.01% in 2012 from 5.68% in 2011.
In 2013 the yield on our securities portfolio declined 81 basis points to 1.35% after increasing 64 basis points to 2.16% in 2012 from 1.52% in 2011. Security purchases in the form of callable and non-callable agencies totaled $38.6 million in 2013. Maturities and calls totaled $3.9 million for the same period. The 2013 decline in yield is a function of low rates coupled with purchase volume relative to the size of the portfolio. During 2012, $4.8 million of the $9.2 million in outstanding securities at December 31, 2011 either matured or were subject to rate call. Securities totaling $10.2 million were purchased in 2012. The year over year increase in yield is related to one low yielding non-callable agency security in 2011. At the instrument level, the overall yield of our outstanding securities portfolio at December 31, 2012 was lower than year end 2011.
Our restricted stock and deposits in other banks yield decreased 73 basis points to 0.62% due to the high level of low yielding federal funds included in this line item. However, the high volume of funds in this category produced an additional $216 thousand in income in 2013. In 2012 this line item increased 63 basis points or $20 thousand. We have restricted stock with FHLB, the Federal Reserve and Community Bankers Bank which earn dividends. The yield on our bank owned life insurance (BOLI) increased 7 basis points to 4.94% in 2013 after declining 80 basis points to 4.87% in 2012 compared to 5.67% in 2011.
Total interest expense declined $1,129,775, or 19.1% to $4,786,458, in 2013 compared to a decline of $880,222, or 13.0% to $5,916,233, for the year ended December 31, 2012 from $6,796,455. Interest cost declined 10 basis points to 0.68% in 2013. In 2012 interest cost declined 34 basis points from 1.12% in 2011 to 0.78%. Interest bearing deposits, the largest component of interest expense, declined 12 basis points in 2013 to 0.59% compare to a decline of 34 basis points to 0.71% in 2012, from 1.05% in 2011. During both 2013 and 2012, we adjusted the pricing of our products while remaining market competitive. The rate on our money market accounts declined 17 basis points to 0.42% in 2013, and 20 basis points to 0.59% in 2012. The blended yield on our time deposit or Certificate of Deposit ("CD") rate increased 3 basis points to 0.92% in 2013 after declining 61 basis points to 0.89% in 2012.
Our borrowing cost increased 48 basis points in 2013 to 2.25% after decreasing 168 basis points in 2012 to 1.77%. This fluctuation is due to changes in the level of low cost borrowing relative to total borrowing. We have a borrowing for $1.2 million with FHLB that bears a rate of 4.96%. In 2013, as in 2011, we borrowed less on average, so this relatively high rate had a greater impact on yield. In 2012 we secured a $5.0 million holding company line of credit from PNC bank with a variable rate of 6 month London Interbank Offered Rate ("LIBOR") plus 200 basis points. In 2013, we repaid this line. In addition, we paid down our FHLB lines. At December 31, 2013 the borrowings on our FHLB line totaled $1.2 million as compared $194.3 million at December 31, 2012 and $70.9 million at December 31, 2011.
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
RECONCILIATION OF NET INTEREST INCOME TO TAX EQUIVALENT NET INTEREST INCOME

	Year Ended December 31,
	2013	2012	2011
Non-GAAP
Interest income
Total interest income	$44,348,437	$46,468,465	$40,419,327
Bank owned life insurance	236,377	226,893	269,263
Tax equivalent adjustment (1)
Bank owned life insurance	127,280	116,884	138,711
Municipal securities	21,020	20,125	13,300
Adjusted income on earning assets	44,733,114	46,832,367	40,840,601
Interest expense
Total interest expense	4,786,458	5,916,233	6,796,455
Net interest income-adjusted	$39,946,656	$40,916,134	$34,044,146

(1) A tax rate of 35% for 2013 and 2012, and 34% for 2011, was used in adjusting interest on BOLI, tax-exempt securities and loans to a fully taxable equivalent basis. The difference between rates earned on interest-earning assets (with an adjustment made to tax-exempt income to provide comparability with taxable income, i.e. the “FTE” adjustment) and the cost of the supporting funds is measured by the net interest margin.
Table 1 depicts interest income on average earning assets and related yields, as well as, interest expense on average interest-bearing liabilities and related rates paid for the periods indicated.

Our net yield on earning assets or net interest margin, which is calculated by dividing net interest income by average earning assets, was 4.13% in 2013, and 4.29% in 2012 compared to 4.51% in 2011. Our earning asset yield was 4.62% in 2013, a decrease of 29 basis points from 4.91% in 2012, which was a decrease of 50 basis points from 5.41% in 2011. During the same periods liability costs declined 10 basis points to 0.68% in 2013, 34 basis points to 0.78% in 2012 from 1.12% in 2011. Our interest rate spread, which is the difference between the average yield on earning assets and the average cost on interest bearing liabilities, was 3.94% in 2013 compared to 4.13% in 2012 and 4.29% in 2011. The result of these changes is a 16 basis point decrease in margin for 2013 compared to 2012, and a 22 basis point decrease in margin for 2012 compared to 2011.

Table 1 - NET INTEREST INCOME ANALYSIS
(in thousands)
The following is an analysis of net interest income, on a taxable equivalent basis.

	2013			2012			2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Loans held for investment:
Commercial	$113,971	$5,913	5.19%	$86,776	$5,041	5.81%	$90,026	$5,791	6.43%
Real estate	563,464	30,471	5.41%	521,307	29,456	5.65%	481,486	28,520	5.92%
Consumer	2,848	261	9.16%	3,671	278	7.57%	3,292	289	8.78%
Loans held for sale	188,696	7,021	3.72%	306,497	11,257	3.67%	129,279	5,420	4.19%
Total loans	868,979	43,666	5.02%	918,251	46,032	5.01%	704,083	40,020	5.68%
Securities:
Federal agencies	14,860	126	0.85%	6,254	88	1.41%	11,385	124	1.09%
Mortgage-backed	1,729	33	1.91%	1,896	39	2.06%	377	12	3.18%
Municipals	1,769	83	4.69%	1,510	72	4.77%	630	39	6%
Other securities	226	9	3.98%	509	21	4.13%	500	21	4.20%
Total securities	18,584	251	1.35%	10,169	220	2.16%	12,892	196	1.52%
Restricted stock and deposits in other banks	73,201	453	0.62%	17,594	236	1.34%	30,588	216	0.71%
Bank owned life insurance	7,347	363	4.94%	7,068	344	4.87%	7,191	408	5.67%
Total interest-earning assets	968,111	$44,733	4.62%	953,082	$46,832	4.91%	754,754	$40,840	5.41%
Less: Allowance for loan losses	(10,956)			(10,414)			(9,374)
Other non-earning assets	78,455			79,148			59,462
Total assets	$1,035,610			$1,021,816			$804,842
Liabilities and Stockholders’ Equity
Deposits:
Demand	$49,284	92	0.19%	$40,764	86	0.21%	$30,792	82	0.27%
Money market	347,734	1,470	0.42%	302,750	1,776	0.59%	295,187	2,337	0.79%
Savings	22,346	91	0.41%	19,765	88	0.45%	19,803	100	0.50%
Time	249,071	2,283	0.92%	340,188	3,012	0.89%	244,851	3,679	1.50%
Total deposits	668,435	3,936	0.59%	703,467	4,962	0.71%	590,633	6,198	1.05%
Other borrowings	37,756	851	2.25%	53,964	954	1.77%	17,329	598	3.45%
Total interest-bearing liabilities	706,191	$4,787	0.68%	757,431	$5,916	0.78%	607,962	$6,796	1.12%
Demand deposits	210,325			161,866			113,829
Other liabilities	26,458			21,555			9,296
Stockholders’ equity	92,636			80,984			73,755
Total liabilities and Stockholders’ equity	$1,035,610			$1,021,836			$804,842
Interest rate spread			3.94%			4.13%			4.29%
Net yield on earning assets			4.13%			4.29%			4.51%
Reconciliation to GAAP
Net interest income tax equivalent		$39,946
Less: Taxable equivalent adjustment - municipals		21
Less: Taxable equivalent adjustment - BOLI		127
Less: BOLI interest income		236
		$39,562

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
Net interest income declined $970 thousand in 2013 when compared to 2012. This decline was rate driven, with the impact of a $1.7 million loss in earnings power due to lower rates partially offset by $712 thousand in additional income due to volume. The decline in yield on our earning assets was $1.9 million while the decline in loan volume driven by our loans held for sale portfolio outpaced other asset growth for an additional income loss of $182 thousand. Lower deposit and borrowing expenses driven by both rate and volume provided a savings of $1.1 million.
Our net interest income in 2012 increased $6.9 million when compared to 2011, $6.6 million of this increase was due to changes in volume and $275 thousand was due to changes in rates. Earning asset growth provided $8.6 million due to volume driven earnings, $2.6 million of which was absorbed by increased volume in liabilities. Changes in rates had minimal impact as savings in liability costs of $2.9 million were offset by reduced earning asset potential of $2.6 million.

Table 2 - CHANGES IN NET INTEREST INCOME (RATE/VOLUME ANALYSIS)
(in thousands)

	2013 vs 2012
	Interest Increase (Decrease)	Change Attributable to
		Rate	Volume
Interest income
Loans held for investment:
Commercial	872	(582)	1,454
Real estate	1,015	(1,300)	2,315
Consumer	(17)	52	(69)
Loans held for sale	(4,236)	145	(4,381)
Total loans	(2,366)	(1,685)	(681)
Securities:
Federal agencies	38	(46)	84
Mortgage-backed	(6)	(3)	(3)
Municipals	11	(1)	12
Other securities	(12)	(1)	(11)
Total securities	31	(51)	82
Restricted stock and deposits in other banks	217	(186)	403
Bank owned life insurance	19	5	14
Total interest income	(2,099)	(1,917)	(182)
Interest expense
Deposits:
Demand	6	(11)	17
Money market	(306)	(544)	238
Savings	3	(8)	11
Time	(729)	103	(832)
Total deposits	(1,026)	(460)	(566)
Other borrowings	(103)	225	(328)
Total interest expense	(1,129)	(235)	(894)
Net interest income	(970)	(1,682)	712

	2012 vs 2011
	Interest Increase (Decrease)	Change Attributable to
		Rate	Volume
Interest income
Loans held for investment:
Commercial	(750)	(546)	(204)
Real estate	936	(1,353)	2,289
Consumer	(11)	(42)	31
Loans held for sale	5,837	(748)	6,585
Total loans	6,012	(2,689)	8,701
Securities:
Federal agencies	(36)	30	(66)
Mortgage-backed	27	(6)	33
Municipals	33	(11)	44
Other securities	—	—	—
Total securities	24	13	11
Restricted stock and deposits in other banks	20	138	(118)
Bank owned life insurance	(64)	(57)	(7)
Total interest income	5,992	(2,595)	8,587
Interest expense
Deposits:
Demand	4	(19)	23
Money market	(561)	(619)	58
Savings	(12)	(12)	—
Time	(667)	(1,813)	1,146
Total deposits	(1,236)	(2,463)	1,227
Other borrowings	356	(407)	763
Total interest expense	(880)	(2,870)	1,990
Net interest income	6,872	275	6,597

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

There are several common sources of interest rate risk that must be effectively managed to limit impact on our earnings and capital. Repricing risk arises largely from timing differences in the pricing of assets and liabilities. Reinvestment risk refers to the reinvestment of cash flows from interest payments and maturing assets at lower or higher rates. Basis risk exists when different yield curves or pricing indices do not change at precisely the same time or in the same magnitude such that assets and liabilities with the same maturity are not all affected equally. Yield curve risk refers to unequal movements in interest rates across a full range of maturities.
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
Interest rate sensitivity analysis presents the amount of assets and liabilities that are estimated to reprice through specified periods if there are no changes in balance sheet mix. The interest rate sensitivity analysis in Table 3 reflects our assets and liabilities on December 31, 2013 that will either be repriced in accordance with market rates, mature or are estimated to mature early or prepay within the periods indicated. Non-maturity deposits are treated as repricing immediately. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time.
Table 3 - INTEREST RATE SENSITIVITY ANALYSIS
(in thousands)

	December 31, 2013
	3 Months or Less	> 3 Months to 1 Year	> 1 Year to 3 Years	> 3 Years to 5 Years	> 5 Years	Total
Interest sensitive assets:
Interest bearing deposits and Federal funds sold	$74,940	$5,750	$4,250	$1,000	$—	$85,940
Securities	30,000	500	3,985	9,444	4,893	48,822
Loans held for sale	99,718	—	—	—	—	99,718
Loans held for investment	361,081	96,435	104,709	126,384	24,062	712,671
Restricted equity securities	1,515	2,034	—	—	134	3,683
Bank Owned Life Insurance	—	—	—	—	7,409	7,409
Total interest sensitive assets	567,254	104,719	112,944	136,828	36,498	958,243
Interest sensitive liabilities:
NOW and savings deposits	77,665	—	—	—	—	77,665
Money market deposits	374,461	—	—	—	—	374,461
Time deposits	77,107	91,106	58,291	7,596	—	234,100
Other borrowings	25	75	1,075	10,000	—	11,175
Total interest sensitive liabilities	529,258	91,181	59,366	17,596	—	697,401
Interest sensitivity gap	$37,996	$13,538	$53,578	$119,232	$36,498	$260,842
Cumulative interest sensitivity gap	$37,996	$51,534	$105,112	$224,344	$260,842
Percentage cumulative gap to total interest sensitive assets	4.0%	5.4%	11.0%	23.4%	27.2%
As illustrated in Table 3, we are asset sensitive despite the large balances in our non-maturity deposits. As stated previously, this is a model of a one-day position. Because of their limited term before being delivered to investors, loans held for sale are treated as though it were a single duration asset, as opposed to a constantly renewing asset. Being asset sensitive means assets will reprice more quickly than deposits. This is an optimal position to be in when poised for rising rates.
In recognition of the fact that all modeling tools have some form of limitation, ALCO utilizes a more sophisticated interest rate risk measurement tool. Simulation analysis is used to subject the current repricing conditions to rising interest rates in increments of 1%, 2%, 3% and 4% and falling interest rates in decrements of 1% and 2% to determine how net interest income changes for the next twelve and twenty-four months, with flat growth, under two rate assumptions. The assumptions are “shocked”, in a scenario that assumes the entire rate change has occurred in a single month, and “ramped”, in a scenario that assumes rate changes have occurred equally throughout the analysis period. ALCO also applies a “shocked” and “ramped” assumption when measuring the effects of changes in interest rates over a twelve month period on MVE by discounting future cash flows of interest bearing deposits and loans using new rates at which deposits and loans would be made to similar depositors and borrowers. Market value changes in the investment portfolio are estimated by discounting future cash flows and using duration analysis. Loan and investment security prepayments are estimated using current market information. Tables 4 and 4A show the estimated impact of changes in interest rates up 1%, 2%, 3% and 4% and down 1% and 2%, on net interest income and on MVE as of December 31, 2013 (in thousands).
Change in Net Interest Income
Shocked Assumption Results: The projected change in net interest income due to changes in interest rates in both the twelve and twenty-four month projection at December 31, 2013, were outside of compliance with our internally established guidelines for increases of 1%, 2%, 3% and 4%, but were compliant for decreases of 1% and 2%. The internal guidelines are set by management and approved by our Board. These guidelines have been established to assist the Company in monitoring potential sensitivity to interest rate risk, but a non-compliant result is not an indication of excessive risk. It is merely an indicator that closer monitoring by management may be necessary.
Ramped Assumption Results: The projected change in net interest income due to changes in interest rates in the twelve month projection at December 31, 2013, were in compliance with our established internal guidelines at all rate increments. In the twenty-four month projection, the degree of change in net interest income due to changes in interest rates were outside of compliance for increases of 1%, 2%, 3% and 4%. The projections were in compliance with our established internal guidelines for decreases of 1% and 2%.
In all except the twelve month ramped scenario, the projected increase in income is higher than established internal guidelines. These results further support the results from Table 3 which indicated we are asset sensitive. However, these results should not be treated as a projection of our actual income when rates begin to rise. As stated previously, all models have limitations. This model makes two basic assumptions based on the source data being a snapshot of a single date, December 31, 2013. The first is: as rates move up or down asset and liability levels would remain constant and the second is: all assets and liabilities will reprice, at or close to, the same time. Actual asset and liability levels change daily with new loans, loan payoffs, new deposits, withdrawals, etc... occurring at regular intervals. With each addition, loan rates offered may vary from those in the model based on the financial strength of the borrower. Deposits may be added or withdrawn to types different from those projected in the model. The models assumption of either a smooth rate transition over the time periods indicated or an immediate change may differ from actual changes with regard to timing and velocity.
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
All model results indicate we are well positioned for potential rate increases. These models support the actions management has taken with regard to the length of maturities in our portfolio and the products we offer. We will continue to analyze our portfolio and modify our actions as needed to support Company growth in the future.

Table 4 - CHANGE IN NET INTEREST INCOME

SHOCKED
Change in Interest Rates(1)	12 Months Changes in Net Interest Income(2)		24 Months Changes in Net Interest Income(2)
	Amount	Percent	Amount	Percent
Up 4%	$9,834	26.83%	$22,381	30.49%
Up 3%	7,117	19.42	16,171	22.03
Up 2%	4,407	12.02	9,970	13.58
Up 1%	1,866	5.09	4,090	5.57
Down 1%	(411)	(1.12)	(749)	(1.02)
Down 2%	(2,380)	(6.49)	(5,192)	(7.07)

RAMPED
Change in Interest Rates(1)	12 Months Changes in Net Interest Income(2)		24 Months Changes in Net Interest Income(2)
	Amount	Percent	Amount	Percent
Up 4%	$4,714	12.86%	$17,084	23.27%
Up 3%	4,430	12.09	13,472	18.35
Up 2%	3,333	9.09	8,935	12.17
Up 1%	1,668	4.55	3,905	5.32
Down 1%	(366)	(0.99)	(702)	(0.96)
Down 2%	(1,650)	(4.50)	(4,451)	(6.06)

(1)	Our simulation model makes assumptions including the slope and timing of rate increases, the rates that drive certain financial instruments, prepayment assumptions, etc.

(2)	Represents the difference between estimated net interest income for the next 12 and 24 months in the current rate environment.
Table 4A - CHANGE IN MARKET VALUE OF PORTFOLIO EQUITY

	SHOCKED		RAMPED
Change in Interest Rates(1)	Changes in Market Value of Portfolio Equity(2)		Changes in Market Value of Portfolio Equity(2)
	Amount	Percent	Amount	Percent
Up 4%	$20,437	10.92%	$24,671	13.18%
Up 3%	15,104	8.07	17,615	9.41
Up 2%	12,153	6.49	13,094	7.00
Up 1%	7,220	3.86	7,385	3.95
Down 1%	(12,762)	(6.82)	(12,931)	(6.91)
Down 2%	(49,776)	(26.59)	(49,986)	(26.70)

(1)	Our simulation model makes assumptions including the slope and timing of rate increases, the rates that drive certain financial instruments, prepayment assumptions, etc.

(2)	Represents the difference between market value of portfolio equity in the current interest rate environment.

NON-INTEREST INCOME
Non-interest income declined $19,878,535 or 22.1% in 2013 when compared to 2012. Non-interest income for 2012 was $35,015,368 or 63.9% higher than 2011. The following table lists the major components of non-interest income for December 31, 2013, 2012 and 2011.

	December 31,
	2013	2012	2011
Mortgage banking income	$65,672,402	$86,337,921	$51,362,464
Service charges and fees	1,941,926	1,830,018	1,630,416
Title company income	789,253	814,487	618,114
Proceeds from bank owned life insurance	—	—	421,010
Bank owned life insurance income	236,377	226,893	269,263
Investment and insurance commissions	1,053,429	172,667	250,461
Gain on sale of assets, net	58,460	5,539	37,223
Gain on sale of securities, net	—	920	3,107
Other	130,424	372,361	153,380
	$69,882,271	$89,760,806	$54,745,438
Mortgage banking income represents fees from originating and selling residential mortgage loans as well as commercial mortgages through Monarch Mortgage and our subsidiary, Monarch Capital, LLC. Monarch Mortgage, our residential mortgage division, was reorganized and expanded in June 2007. Lower production in 2013 compared to 2012 resulted in a $20.7 million decline in mortgage banking income. 2012 was a record year for production when rates were at an historical low that spurred a refinance boom coupled with higher purchase money activity. As discussed above, rates have increased in the past year beginning in June 2013 and much of the refinance activity has ended. Monarch Mortgage originated a total dollar volume of $1,977,423,402 in 2013, compared to $2,703,490,436 in 2012 and $1,648,847,556 in 2011. The total number of loans closed was 7,201 in 2013, 9,940 in 2012 and 6,801 in 2011. By dollar volume, purchase money mortgages represented 63% of loans closed in 2013 compared to 42% for the two previous years.
Service charges increased 6.1% in 2013 or $112 thousand due to growth in our non-interest bearing deposits, increases in credit card volume and automated teller machine usage. In 2012 service charges increased 12.2% or $200 thousand over 2011 due to growth in deposits. Service charges include overdraft and non-sufficient funds fees, automated teller machine transaction fees, non-recurring loan fees and credit card fees. Service charge pricing on deposit accounts and loan fees are typically reevaluated annually to reflect current costs and competition.
Title income declined $25 thousand due to lower loan closing activities in 2013. In 2012 title income had increased $196 thousand, or 31.8% with the increased levels of loan closings during the year. Title income was generated through Real Estate Security Agency, LLC, a subsidiary of Monarch Investment, LLC, which owns 75% of the company.
In October 2005 we purchased $6,000,000 in BOLI that has resulted in income in each of the three years presented. Income from BOLI is not subject to tax. The tax-effective income earnings from BOLI are $363,657 in 2013, $343,777 in 2012 and $407,974 in 2011. During the third quarter of 2011, we received proceeds from bank owned life insurance ("BOLI") of $1,077,632 which resulted in a $656,622 reduction in the value of our BOLI asset. The remaining $421,010 in proceeds was tax-exempt non-interest income. The majority of this income was paid out in death benefits. The tax-effective income from these proceeds was $637,892.
In August 2012, Monarch introduced a new division to meet the needs of high net worth individuals, Monarch Bank Private Wealth ("MBPW"). In addition, Monarch formed an affiliation with Raymond James Financial Services, Inc., to enable MBPW to offer their clientele financial planning, trust and investment services. We also continue to offer investment services, through our investment division, Monarch Investment. With a full year of MBPW operations, investment and insurance commissions increased $881 thousand in 2013. Production had decreased $78 thousand in 2012 compared to 2011.
In 2013 we sold two autos for a net gain of $21,904 and a parcel of land which had been carried in other assets at a gain of $36,556. In 2012 we sold five autos and four pieces of equipment for a net gain of $5,539. In 2011 we sold two autos and a piece of equipment for a net gain of $37,223. There were no security gains in 2013, compared to one security gain of $920 in 2012 related to an agency call and one security gain of $3,107 recorded in 2011 on the sale of a mortgage-backed security. There were no security losses in any period.

Other income represents a variety of nominal recurring and non-recurring activities and transactions that have occurred throughout the years presented.

NON-INTEREST EXPENSE
Non-interest expense was $90,910,818 in 2013, a 12.8% decrease from $104,255,614 for 2012. Non-interest expense in 2012 had increased $33,211,248 or 46.7% compared to $71,044,366 in 2011. The following table lists the major components of non-interest expense for December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
Commissions	$28,344,347	$46,572,529	$25,093,001
Salaries and employee benefits	34,112,834	29,868,159	23,236,123
Loan origination expenses	7,891,835	8,487,520	6,456,864
Occupancy expenses	5,408,567	4,683,224	3,929,058
Furniture and equipment expense	3,041,345	2,406,533	1,982,600
Marketing expense	2,873,259	2,412,674	1,541,689
Data processing services	1,696,535	1,525,401	1,197,085
Professional fees	1,053,499	1,100,039	990,056
Telephone	1,184,894	964,777	812,403
Stationary and supplies	687,971	759,891	722,155
FDIC insurance	567,819	698,857	751,214
Postage and delivery	632,065	634,036	479,733
Franchise Tax	749,705	577,769	565,543
Travel	452,143	395,854	244,376
ATM expense	293,468	286,554	239,414
Insurance	202,776	189,010	154,175
Amortization of intangible assets	178,572	178,572	178,572
Title	106,853	110,970	86,900
Valuation adjustments on other real estate	—	592,575	574,192
Other real estate expense	7,098	72,080	324,051
Rental income, other real estate	—	(10,030)	—
Loss (income) on sale of other real estate	3,020	(151,956)	(49,720)
Other	1,422,213	1,900,576	1,534,882
	$90,910,818	$104,255,614	$71,044,366
Commissions, which are variable in nature, were the primary source of decrease in non-interest expense in 2013 and the primary source of increase in 2012. Mortgage banking is a commission based industry with the majority of employee income tied to production levels. The decline in production in 2013 resulted in a 39.1% or $18.2 million decrease in commissions compared to 2012, when record production levels increased this expense 85.6%, or $21.5 million. Employee levels stabilized at the end of 2012, so in 2013 a full year's salaries and benefits are recorded. These benefits included social security taxes, Medicare taxes and 401k retirement match up to 3% of the employee's salary. In addition the Company pays a portion of health care expenses for both its employees and their families. At December 31, 2013, we employed a total of 664 full and part-time employees compared to 665 at year-end 2012 and 557 at year-end 2011. In addition, higher compensation related benefits such as social security tax and Medicare tax expenses have contributed to the increase.
Loan expense declined 7% in 2013 compared to 2012. Despite a greater decline in production in 2013, the overall costs associated with mortgage lending has grown due to increased regulation and compliance. Included in loan expense are costs associated with underwriting and processing mortgage loans. Additionally, expense related to the shipping of mortgage loan packages to secondary market investors impacts postage. The telephone is a critical communication tool for the banking industry as a whole and our mortgage lenders in particular. Our bank and mortgage lenders spend a great deal of time out of the office meeting with clients and prospects. This expense has grown with our banking and mortgage operations.

The Company continues to reposition and expand operations to better serve clients. We opened a mortgage and commercial lending office in Newport News in January 2013. In March 2013, we relocated our Monarch Mortgage headquarters, Virginia Beach commercial lending and Oceanfront banking office. In 2012 the Company launched our MBPW division with the opening of an office in Williamsburg. We also opened our Suffolk office in 2012. Our mortgage operations continue to expand to new markets as well. These additions and improvements have contributed to the increases in both occupancy and furniture and equipment expense in 2013 and 2012.
Monarch has focused on marketing our company brand and gaining exposure in the communities we serve through advertising, community activities and sponsorships. These activities included, media advertisement, higher visibility sponsorships, greater community involvement, and a third year of our “Top Flight” award aimed at recognizing small businesses in the community that have demonstrated a strong performance in a number of key areas.
Technology is critical to our success as a company. Changes and innovations in technology are rapidly finding their way to the banking industry and in 2013 Monarch continued its commitment to focus on providing our clients with secure, leading edge technology and service. With this ongoing commitment, the expenses related to upgrades and technology conversions of our systems have resulted in increased data processing costs.
Professional fees which include legal, accounting, and consulting expenses declined in 2013. Fewer problem loans have resulted in lower legal fees in 2013. Professional fees had increased in 2012 due to loan portfolio management, company growth and increased and changing regulatory issues which required consultation from experts specializing in those areas.
Four line items related to other real estate are included in non-interest expense: valuation adjustments for property held in other real estate, other real estate expense, income or loss on sale of other real estate and rental income on other real estate. In 2013, only two of those line items applied, other real estate expense and loss on sale of other real estate. At the end of 2012, there were no properties in other real estate. However, early in 2013 one property was moved to other real estate and subsequently sold. A second property was moved into other real estate at the end of 2013 and was in the account at year end. At the beginning of 2012 there were six properties in other real estate. Three properties were moved into other real estate during 2012 and all nine properties were sold. As stated previously, there were no properties in other real estate at December 31, 2012. At the beginning of 2011 there were five properties in other real estate. During the year, fifteen additional properties were moved into other real estate and fourteen properties were sold. There was one property sold at a loss of $3,020 in 2013, nine properties sold at a net gain of $151,956 in 2012 and fourteen properties sold at a net gain of $49,720 in 2011. There were no properties written down in 2013. Based on additional market information and property evaluations, three properties were written down $592,575 in 2012 and five properties were written down $574,192 in 2011, after being moved into other real estate. Maintenance and selling costs associated with other real estate were $7,098 in 2013, $72,080 in 2012 and $324,051 in 2011. One property in other real estate in 2012 was leased a portion of the year for $10,030 in rental income.
We continue to focus on controlling overhead expenses in relation to income growth. Our efficiency ratio, a productivity measure used to determine how well non-interest expense is managed, was 82.8% in 2013, 79.8% in 2012 and 80.2% in 2011. Our “Bank only” efficiency ratio was 60.4% in 2013, 53.6% in 2012 and 54.5% in 2011. A lower efficiency ratio indicates more favorable expense efficiency. The efficiency ratio is calculated by dividing non-interest expense by the sum of taxable equivalent net interest income and non-interest income. Increased regulatory burden and expenses associated with our non-interest income lines of business have negatively impacted this ratio and the value it provides to investors.

The dollar and percentage change of listed expenses is provided below.

	Year Ended December 31,
	2013 vs. 2012		2012 vs. 2011
	Dollars	Percentage	Dollars	Percentage
Salaries and employee benefits	$4,244,675	14.2%	$6,632,036	28.5%
Occupancy expenses	725,343	15.5%	754,166	19.2%
Furniture and equipment expense	634,812	26.4%	423,933	21.4%
Marketing expense	460,585	19.1%	870,985	56.5%
Telephone	220,117	22.8%	152,374	18.8%
Franchise Tax	171,936	29.8%	12,226	2.2%
Data processing services	171,134	11.2%	328,316	27.4%
Loss (income) on sale of other real estate	154,976	(102.0)%	(102,236)	205.6%
Travel	56,289	14.2%	151,478	62.0%
Insurance	13,766	7.3%	34,835	22.6%
Rental income, other real estate	10,030	(100.0)%	(10,030)	100.0%
ATM expense	6,914	2.4%	47,140	19.7%
Postage and delivery	(1,971)	(0.3)%	154,303	32.2%
Title	(4,117)	(3.7)%	24,070	27.7%
Professional fees	(46,540)	(4.2)%	109,983	11.1%
Other real estate expense	(64,982)	(90.2)%	(251,971)	(77.8)%
Stationary and supplies	(71,920)	(9.5)%	37,736	5.2%
FDIC insurance	(131,038)	(18.8)%	(52,357)	100.0%
Other	(478,363)	(25.2)%	365,694	23.8%
Valuation adjustments on other real estate	(592,575)	(100.0)%	18,383	3.2%
Loan origination expenses	(595,685)	(7.0)%	2,030,656	31.4%
Commissions	(18,228,182)	(39.1)%	21,479,528	85.6%
INCOME TAXES
In 2013 we recognized $5,898,468 in federal income tax expense compared to federal income tax expense of $6,973,382 in 2012. The resulting effective tax rate was 32.3% in 2013 compared to 33.3% in 2012. We pay state taxes related to Monarch Mortgage in Maryland, North Carolina and South Carolina. The following table provides detail of state taxes and income not subject to federal tax. In 2011, a deferred tax adjustment related to a change in our statutory tax rate from 34% to 35% on earnings in excess of $10.0 million resulted in a reduction in federal tax recognition.

Income Tax Summary
	Year Ended December 31,
	2013	2012	2011
Income tax provision	$6,386,040	$7,426,785	$3,418,692
Less: state tax provision	487,572	453,403	344,140
Federal tax provision	$5,898,468	$6,973,382	$3,074,552

Net income	$18,533,432	$21,226,291	$11,004,057
Federal tax free income:
Bank owned life insurance	236,377	226,893	269,263
Municipal securities	39,037	39,066	25,818
Life insurance proceeds	—	—	421,010
Federal taxable income	$18,258,018	$20,960,332	$10,287,966

Effective federal tax rate	32.3%	33.3%	29.9%

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
Funding for retail mortgage banking services' loans held for sale (LHFS) portfolio is provided by community banking services. The outstanding LHFS balance and related interest earned for the bank's interim holding period of these loans is recorded in the community banking segment. This interim interest income was $7,021,186 in 2013, $11,257,408 in 2012 and $5,419,426 in 2011.
Segment information for the years 2013, 2012 and 2011 is shown in the following table. The “Other” column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments and inter-company eliminations.
Selected Financial Information

	Commercial and Other Banking	Mortgage Banking Operations	Inter-segment Eliminations	Total
Year Ended December 31, 2013
Interest income	$43,518,266	$830,171	$—	$44,348,437
Interest expense	(4,786,458)	—	—	(4,786,458)
Net interest income	38,731,808	830,171	—	39,561,979
Provision expense	—	—	—	—
Net interest income after provision for loan losses	38,731,808	830,171	—	39,561,979
Non-interest income	5,274,634	65,672,402	(1,064,765)	69,882,271
Non-interest expenses	(28,886,930)	(63,088,653)	1,064,765	(90,910,818)
Net income before income taxes and non-controlling interest	15,119,512	3,413,920	—	18,533,432
Income tax provision	(5,209,710)	(1,176,330)	—	(6,386,040)
Less: Net income attributable to non-controlling interests	(47,305)	(1,009,080)	—	(1,056,385)
Net income attributable to Monarch Financial Holdings, Inc.	$9,862,497	$1,228,510	$—	$11,091,007

Year Ended December 31, 2012
Interest income	$45,593,745	$874,720	$—	$46,468,465
Interest expense	(5,916,233)	—	—	(5,916,233)
Net interest income	39,677,512	874,720	—	40,552,232
Provision expense	(4,831,133)	—	—	(4,831,133)
Net interest income after provision for loan losses	34,846,379	874,720	—	35,721,099
Non-interest income	5,222,612	86,056,021	(1,517,827)	89,760,806
Non-interest expenses	(24,168,712)	(81,604,729)	1,517,827	(104,255,614)
Net income before income taxes and non-controlling interest	15,900,279	5,326,012	—	21,226,291
Income tax provision	(5,563,287)	(1,863,498)	—	(7,426,785)
Less: Net income attributable to non-controlling interests	(72,207)	(902,430)	—	(974,637)
Net income attributable to Monarch Financial Holdings, Inc.	$10,264,785	$2,560,084	$—	$12,824,869

	Commercial and Other Banking	Mortgage Banking Operations	Inter-segment Eliminations	Total
Year Ended December 31, 2011
Interest income	$39,693,522	$725,805	$—	$40,419,327
Interest expense	(6,796,455)	—	—	(6,796,455)
Net interest income	32,897,067	725,805	—	33,622,872
Provision expense	(6,319,887)	—	—	(6,319,887)
Net interest income after provision for loan losses	26,577,180	725,805	—	27,302,985
Non-interest income	4,275,449	51,018,091	(548,102)	54,745,438
Non-interest expenses	(21,026,211)	(50,566,257)	548,102	(71,044,366)
Net income before income taxes and non-controlling interest	9,826,418	1,177,639	—	11,004,057
Income tax provision	(3,052,828)	(365,864)	—	(3,418,692)
Less: Net income attributable to non-controlling interests	(51,542)	(408,211)	—	(459,753)
Net income attributable to Monarch Financial Holdings, Inc.	$6,722,048	$403,564	$—	$7,125,612
Segment Assets
2013	$1,015,770,066	$11,991,775	$(11,061,181)	$1,016,700,660
2012 (1)	$1,212,171,772	$25,725,118	$(22,318,737)	$1,215,578,153
(1) 2012 has been restated to be consistent with 2013 presentation of segment assets. In 2013, assets and liabilities which were grossed up on the mortgage banking balance sheet in prior years are combined, reducing both the mortgage banking operation segment assets and the inter-segment eliminations.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
GENERAL
Total assets were $1,016.7 million at December 31, 2013, a decrease of $198.9 million, or 16.4% compared to $1,215.6 million at year-end 2012. This decline is attributable to a $319.4 million, or 76.2% decrease in our loans held for sale portfolio which was $99.7 million at year end. Cash and due from banks declined $20.9 million, or 52.4% to $19.0 million, while restricted equity securities decreased $8.7 million, or 70.2% to $3.7 million. As a partial offset to these declines, growth was noted in several areas. Loans held for investment grew $51.6 million or 7.8% to $712.7 million, and federal funds sold increased $38.2 million, or 242.9% to $54.0 million. Interest bearing bank balances also increased $29.9 million to $32.0 million while investment securities grew $34.2 million to $48.8 million. Property and equipment increased $3.4 million to $28.9 million. Other real estate increased to $302.0 thousand from $0 at December 31, 2012. Other assets declined $9.4 million to $18.5 million at December 31, 2013.
Total liabilities decreased $207.7 million, or 18.4% to $919.0 million at December 31, 2013, compared to $1,126.6 million at December 31, 2012. Total deposits were $893.1 million at year end 2013, a decrease of 1.0% or $8.7 million when compared to $901.8 million at December 31, 2012. Total borrowings declined $198.1 million to $11.2 million at December 31, 2013. Total stockholders’ equity was $97.7 million at December 31, 2013, compared to $88.9 million at December 31, 2012, an increase of $8.8 million or 9.9%.

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

Table 5 - SECURITIES PORTFOLIO
(in thousands)

	As of December 31,
	2013	2012
Securities available-for-sale, at fair value:
U.S. government agency obligations	$45,346	$10,574
Residential mortgage-backed securities	1,567	2,032
Municipal securities	1,909	1,522
Corporate debt securities	—	506
Total Securities Portfolio	$48,822	$14,634
The amortized cost and estimated fair value of securities, all of which are classified as available for sale, at December 31, 2013, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

Table 6 - ESTIMATED MATURITIES OF SECURITIES AS OF PERIOD INDICATED
(in thousands)

	December 31, 2013
	1 Year or Less	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
		(Dollars In thousands)
US agency securities:
Amortized cost	$35,538	$10,004	$—	$—	$45,542
Fair value	$35,492	$9,854	$—	$—	$45,346
Weighted average yield	0.25%	0.85%	—	—	0.38%
Residential mortgage backed securities:
Amortized cost	$—	$—	$—	$1,573	$1,573
Fair value	$—	$—	$—	$1,567	$1,567
Weighted average yield	—	—	—	1.90%	1.90%
Municipal securities:
Amortized cost	$—	$502	$1,410	$—	$1,912
Fair value	$—	$501	$1,408	$—	$1,909
Weighted average yield	—	3.36%	3.22%	—	3.26%
Corporate debt securities:
Amortized cost	$—	$—	$—	$—	$—
Fair value	$—	$—	$—	$—	$—
Weighted average yield	—	—	—	—	—
Total securities:
Amortized cost	$35,538	$10,506	$1,410	$1,573	$49,027
Fair value	$35,492	$10,355	$1,408	$1,567	$48,822
Weighted average yield	2.14%	0.91%	2.44%	1.87%	0.54%
Total investment securities were $48.8 million at December 31, 2013, compared to $14.6 million in 2012. At year end, neither the aggregate book value nor the aggregate market value of the securities of any issuer exceeded ten percent of our stockholders’ equity. Additional information on our investment securities portfolio is in Note 2 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K).
As of December 31, 2013, there was a net unrealized loss of $205,607 related to the available-for-sale investment portfolio compared to a net unrealized gain of $208,858 at year end 2012. Note 2 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K) provides details of the amortized cost, unrealized gains and losses, and estimated fair value of each category of the investment portfolio as of December 31, 2013 and 2012.

LOAN PORTFOLIO
Our lending activities are our principal source of income. Loans held for investment, net of unearned income, increased $51,577,305 or 7.8% during 2013. Loans held for sale, loans originated for the secondary market by Monarch Mortgage that have closed but not funded with our investors, decreased 76.2% or $319,357,304 to $99,781,785 on December 31, 2013 compared to $419,075,089 on December 31, 2012. This decrease was due to an increase in mortgage rates which put an end to the refinance boom that occurred late in 2012 and slowed purchase money activity related to new home buying. Discussions below exclude loans held for sale.
Our loan portfolio is divided into three loan types; commercial, real estate, and consumer. The commercial loan type represents 16.8%, the real estate loan type represents 82.8%, and the consumer loan type represents 0.4% of our loan portfolio.
Commercial loans increased $27.6 million or 30.0% in 2013 to $119.5 million. Commercial loan yield is 5.19% in 2013 compared to 5.81% in 2012 and 6.43% in 2011. Commercial loans are highly sought after in the current banking environment. Competition from the standpoint of both pricing and term is considerable while the number of opportunities available in the market are limited.
Real estate secured loans, increased $24.0 million to $590.1 million in 2013 compared to 2012. The blended yield on this was 5.41% in 2013 compared to 5.65% in 2012 and 5.92% in 2011. Margin compression has not been as significant in the loan type because our competitors have been slower to re-enter this market. The real estate secured type is further divided into classes based on loan purpose and includes construction, 1-4 family residential properties, home equity lines, multifamily and real estate secured commercial loans. Monarch continued to make real estate secured loans throughout the recent economic downturn, which was counter to many of our competitors. Despite the decline in the real estate market, there remains a number of financially sound companies and individuals with projects and borrowing needs that have allowed us to grow certain classes of the real estate secured portfolio, while maintaining strong credit quality. Commercial real estate loans are by far the largest class of loans in our loans held for investment portfolio, at 35.1% of total loans. This class represents 42.4% of total real estate secured loans and increased $22.4 million or 9.8%, to $250.1 million in 2013. Owner occupied commercial real estate loans comprise 40.3% of that total. Multifamily real estate loans represent 4.6% of total real estate secured loans and increased $7.3 million in 2013 to $27.4 million. Real estate construction increased marginally in 2013. It is the second largest class of loans, at 21.8% of total loans held for investment and 26.4% of real estate loans, or $155.4 million. 1-4 family residential loans represent 15.2% of this segment and declined 2.9%, or $2.6 million in 2013 to $90.0 million. Home equity lines declined 6.0% or $4.3 million in 2013 to $67.3 million. Home equity lines have been trending downward since 2008.
Consumer loans, which comprise less than 1.0% of our loans held for investment, declined marginally in 2013. The yield on consumer and installment loans has increased to 9.16% in 2013 from 7.57% in 2012 and 8.78% in 2011.
We consider our overall loan portfolio diversified as it consists of 16.8% in commercial loans, 21.8% in construction loans, 12.6% in loans secured by 1-4 family residential properties, 9.4% in home equity lines, 14.1% in owner occupied commercial loans secured by real estate, 21.0% non-owner occupied commercial loans secured by real estate, 3.8% in multifamily loans and less than 1% in consumer loans as of December 31, 2013, as detailed in Table 7 (in thousands) classified by type.
Interest income on consumer, commercial, and real estate mortgage loans is computed on the principal balance outstanding. Most variable rate loans carry an interest rate tied to the Wall Street Journal Prime Rate, as published in the Wall Street Journal. Note 4 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K) provides a schedule of loans by type and other information. We do not participate in highly leveraged lending transactions, as defined by the regulators, and there are no loans of this nature recorded in the loan portfolio. We do not have foreign loans in our portfolio. At December 31, 2013, we had two loan concentrations (loans to borrowers engaged in similar activities) which exceeded 10% of total loans in two areas. These areas of concentration are to borrowers who are principally engaged in the acquisition, development and construction of 1-4 single family homes and developments and to residential home owners with equity lines.

Table 7 - LOANS
(in thousands)

	December 31,
	2013	2012	2011	2010	2009
Commercial	$119,533	$91,889	$81,130	$86,560	$71,414
Real estate
Construction	155,429	154,213	139,313	119,958	131,210
Residential (1-4 family)	89,973	92,606	85,731	84,826	87,749
Home equity lines	67,310	71,635	74,706	80,823	81,168
Multifamily	27,356	20,021	26,780	20,975	16,126
Commercial	250,065	227,621	196,370	162,750	146,831
Consumers
Consumer and installment loans	2,931	3,054	3,532	2,918	3,142
Overdraft protection loans	74	55	50	58	60
Loans - net of unearned income (1)	$712,671	$661,094	$607,612	$558,868	$537,700

(1)	Loans - net of unearned income include deferred loan fees. These fees were $175 thousand in 2013, $82 thousand in 2012 and $10 thousand in 2011.

Table 8 - LOAN MATURITIES
(in thousands)

	December 31, 2013
	Due within one year		Due after one year but within five years		Due after five years		Total (1)
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Commercial	$65,000	4.82%	$46,922	5.26%	$7,610	5.16%	$119,532	5.01%
Real estate
Construction	129,150	5.48%	26,279	5.40%	—	—%	155,429	5.47%
Residential (1-4 family)	39,713	5.86%	31,785	5.62%	18,475	4.70%	89,973	5.54%
Home equity lines	353	5.79%	1,061	5.66%	65,896	3.38%	67,310	3.42%
Multifamily	9,066	5.89%	18,290	5.41%	—	—%	27,356	5.57%
Commercial	87,902	5.62%	137,267	5.32%	24,896	4.61%	250,065	5.35%
Consumers
Consumer and installment loans	926	5.81%	1,901	11.89%	104	13.68%	2,931	9.76%
Overdraft protection loans	27	20.58%	24	20.31%	24	20.26%	75	20.39%
	$332,137	5.45%	$263,529	5.41%	$117,005	3.97%	$712,671	5.19%
Fixed rate loans due			$233,078		$26,570		$259,648
Variable rate loans due			30,451		90,435		120,886
			$263,529		$117,005		$380,534

(1)	Total loans include unearned income in the form of deferred loan fees. These fees were $175 thousand in 2013, $82 thousand in 2012 and $10 thousand in 2011.
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
To determine the total allowance for loan losses, we estimate the reserves needed for each segment of the portfolio, including loans analyzed on both, a pooled basis and individually. Our allowance for loan losses consists of amounts applicable to the following loan types: (i) the commercial loan portfolio; (ii) the real estate loan portfolio; (iii) the consumer loan portfolio. In addition, loans within these portfolios are evaluated as a group or on an individual or relationship basis and assigned a risk grade based on the underlying characteristics. In 2013, we changed the methodology for evaluating pooled loans from an overall profile by risk grade to a historical loss rate by loan class within loan type, which is a more detailed approach, then applied other known inherent risks and quantitative techniques which management has determined fit the characteristics of that type. Prior to 2013 loans were first modeled using the risk rating, historical experience, then other known inherent risks and quantitative techniques which management has determined fit the characteristics of that type, were applied.
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
The real estate loan portfolio includes all loans secured by real estate. This type is further broken down into the following classes: construction loans, residential 1-4 family loans, home equity lines, multifamily loans, and commercial real estate loans. Construction and multifamily loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. Residential 1-4 family and home equity loan originations utilize analytics to supplement the underwriting process. Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.

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
5 Acceptable with care

The following table delineates, in thousands, our loan portfolio by class and “pass” and “watch list” risk grade for the years ended December 31, 2013 and 2012.
Table 9 - LOANS BY RISK GRADE
(in thousands)

	2013
	Pass	Watch list	Total
Commercial	$112,513	$6,855	$119,368
Real estate
Construction	147,478	8,073	155,551
Residential (1-4 family)	80,560	9,286	89,846
Home equity lines	65,791	1,386	67,177
Multifamily	26,079	1,314	27,393
Commercial	242,168	8,011	250,179
Real estate subtotal	562,076	28,070	590,146
Consumers
Consumer and installment loans	2,823	88	2,911
Overdraft protection loans	71	—	71
Loans to individuals subtotal	2,894	88	2,982
Total gross loans	$677,483	$35,013	$712,496
Unamortized loan costs, net of deferred fees			175
Total net loans			$712,671

	2012
	Pass	Watch list	Total
	$87,323	$4,481	$91,804
Commercial
Real estate	139,899	14,398	154,297
Construction	83,634	8,863	92,497
Residential (1-4 family)	69,908	1,583	71,491
Home equity lines	17,764	2,269	20,033
Multifamily	220,154	7,660	227,814
Commercial	531,359	34,773	566,132
Real estate subtotal
Consumers
Consumer and installment loans	2,884	142	3,026
Overdraft protection loans	50	—	50
Loans to individuals subtotal	2,934	142	3,076
Total gross loans	$621,616	$39,396	$661,012
Unamortized loan costs, net of deferred fees			82
Total net loans			$661,094
A loan risk graded a loss is charged-off when identified and a loan risk graded as doubtful is classified as a nonaccrual loan. At December 31, 2013 we did not have any loans risk graded as a loss or as doubtful. We do not have any potential problem loans which have not been evaluated and disclosed at December 31, 2013. Loans identified as special mention and substandard may or may not be classified as nonaccrual, based on current performance. “Watch list” loans are evaluated on an individual or relationship basis to determine if any, or all, of our loans to the borrower are at risk. We evaluate the collectability of both principal and interest when assessing the need for a loss accrual. For additional discussion on this evaluation refer to Note 1 and Note 4 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K).

Beginning with the quarter ended March 31, 2013, we changed the methodology for evaluating additional risk inherent in our satisfactory risk grade groups which should be included in our allowance for loan losses. Under the new methodology, loans within this group are evaluated on a pool basis by loan segment which is further delineated by purpose. Each segment is assigned an expected loss factor which is based on a four-year moving average “look-back” at our historical losses for that particular segment. We believe this change in methodology provides a more accurate evaluation of the potential risk in our portfolio because the additional delineation by purpose establishes a stronger focus on areas of weakness and strength within the portfolio.
This change in methodology for evaluating additional risk inherent in our satisfactory risk groups is applied to December 31, 2013. However, at December 31, 2012 pass loans were evaluated for loss based on risk rating. Loans with a risk rating of modest to acceptable with care were assigned an expected loss factor based on their lower risk profiles. The loss factor, which was multiplied by the outstanding principal within each risk grade to arrive at an overall loss estimate, was based on a three-year moving average “look-back” at our historical losses, adjusted for environmental risk factors described below. We believe a four year average is more indicative of the loss currently remaining in our loan portfolio. Any unallocated portion of the allowance for loan losses reflects management’s attempt to ensure that the overall reserve appropriately reflects a margin for the imprecision necessarily inherent in estimates of credit losses.

The allowance is subject to regulatory examinations and determination as to adequacy. This examination may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.
In 2013, we expensed $0 in provision for loan losses compared to $4,831,133 in 2012 and $6,319,887 in 2011. Based on the current economic environment and the composition of our loan portfolio, the level of our charged-off loans combined with our peer bank loss experience, we considered this provision to be a prudent allocation of funds for our loan loss allowance.
Loans charged off during 2013 totaled $3,222,495 compared to $4,342,790 in 2012 and recoveries totaled $1,373,864 and $491,657 in 2013 and 2012, respectively. The ratio of net charge-offs to average outstanding loans was 0.27% in 2013 compared to 0.62% in 2012.
In 2013, approximately $2.5 million in loans charged off were related to failed business activities, $685 thousand were related to residential properties, with the remaining $23 thousand related to consumer losses. In 2012, approximately $1.6 million in loans charged off were related to failed real estate projects, approximately $2.1 million in loans charged off were related to failed business activities, and the remaining $648 thousand in charge offs were related to residential properties. In both 2013 and 2012, the charge-off activities are related to singular events and are not indicative of any trends.
Table 10 presents our loan loss and recovery experience (in thousands) for the past five years.
The allowance for loan losses totaled $9,061,369 at December 31, 2013 a decrease of $1,848,631 or 16.9% over December 31, 2012. The ratio of the allowance to loans, less unearned income, was 1.27% at December 31, 2013 and 1.65% at December 31, 2012. We believe that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in our loan portfolio at December 31, 2013. The allowance to loans ratio is supported by the level of non-performing loans, the seasoning of the loan portfolio, and the experience of the lending staff in the market. See Note 4 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K) for more information concerning our loan loss and recovery experience.

Table 10 - LOAN LOSS ALLOWANCE AND LOSS EXPERIENCE
(in thousands)

	December 31,
	2013	2012	2011	2010	2009
Balance at beginning of period	$10,910	$9,930	$9,037	$9,300	$8,046
Charge-offs:
Commercial	(2,468)	(835)	(907)	(304)	(524)
Real estate
Construction	—	(533)	(799)	(3,903)	(1,232)
Residential (1-4 family)	(149)	(2,239)	(983)	(1,843)	(1,106)
Home equity Lines	(582)	(602)	(3,158)	(2,887)	(1,077)
Multifamily	—	—	—	—	—
Commercial	—	(134)	(276)	(195)	(51)
Consumers
Consumer and installment loans	(23)	—	(1)	(38)	(28)
Overdraft protection loans	(1)	—	(2)	(1)	(4)
	(3,223)	(4,343)	(6,126)	(9,171)	(4,022)
Recoveries:
Commercial	176	67	55	74	14
Real estate
Construction	1,040	151	65	11	2
Residential (1-4 family)	40	197	197	10	32
Home equity Lines	98	74	367	142	24
Multifamily	—	—	—	—	—
Commercial	20	—	—	30	3
Consumers
Consumer and installment loans	—	2	13	1	16
Overdraft protection loans	—	1	2	1	1
	1,374	492	699	269	92
Net charge-offs	(1,849)	(3,851)	(5,427)	(8,902)	(3,930)
Provision for loan losses	—	4,831	6,320	8,639	5,184
Balance at end of period	$9,061	$10,910	$9,930	$9,037	$9,300
Percent of net charge-offs to average total loans outstanding during the period	0.27%	0.62%	0.93%	1.61%	0.76%

TABLE 11 - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
For the Years Ended December 31, 2013, 2012 and 2011
(in thousands)

	Commercial	Real Estate
		Construction	Residential	Home Equity	Multifamily	Commercial
2013
Allowance for credit losses:
Beginning balance	$1,750	$2,360	$1,545	$1,402	$291	$2,882
Charge-offs	(2,468)	—	(149)	(582)	—	—
Recoveries	176	1,040	40	98	—	20
Provision	1,761	(1,422)	249	1,215	(231)	(1,597)
Ending balance	$1,219	$1,978	$1,685	$2,133	$60	$1,305

Individually evaluated for impairment	$713	$736	$274	$510	$—	$616
Collectively evaluated for impairment	$506	$1,242	$1,411	$1,623	$60	$689
Financing receivables:
Ending balance	$119,368	$155,551	$89,846	$67,177	$27,393	$250,179
Ending balance: individually evaluated for impairment	$6,842	$7,095	$5,956	$1,386	$308	$5,716
Ending balance: collectively evaluated for impairment	$112,526	$148,456	$83,890	$65,791	$27,085	$244,463
	Consumers		Unallocated	Total
	Consumer and Installment loans	Overdraft Protection
Allowance for credit losses:
Beginning balance	$56	$1	$623	$10,910
Charge-offs	(23)	(1)	—	(3,223)
Recoveries	—	—	—	1,374
Provision	66	1	(42)	—
Ending balance	$99	$1	$581	$9,061

Individually evaluated for impairment	$84	$—	$—	$2,933
Collectively evaluated for impairment	$15	$1	$581	$6,128
Financing receivables:
Ending balance	$2,911	$71	$—	$712,496
Ending balance: individually evaluated for impairment	$88	$—	$—	$27,391
Ending balance: collectively evaluated for impairment	$2,823	$71	$—	$685,105

	Commercial	Real Estate
		Construction	Residential	Home Equity	Multifamily	Commercial
2012
Allowance for credit losses:
Beginning balance	$1,946	$1,426	$2,733	$1,070	$346	$2,224
Charge-offs	(835)	(533)	(2,239)	(602)	—	(134)
Recoveries	67	151	197	74	—	—
Provision	572	1,316	854	860	(55)	792
Ending balance	$1,750	$2,360	$1,545	$1,402	$291	$2,882

Individually evaluated for impairment	$815	$740	$635	$626	$113	$513
Collectively evaluated for impairment	$935	$1,620	$910	$776	$178	$2,369
Financing receivables:
Ending balance	$91,804	$154,297	$92,497	$71,491	$20,033	$227,814
Ending balance: individually evaluated for impairment	$2,873	$9,173	$5,615	$1,498	$2,218	$5,985
Ending balance: collectively evaluated for impairment	$88,931	$145,124	$86,882	$69,993	$17,815	$221,829
	Consumers		Unallocated	Total
	Consumer and Installment loans	Overdraft Protection
Allowance for credit losses:
Beginning balance	$28	$4	$153	$9,930
Charge-offs	—	—	—	(4,343)
Recoveries	2	1	—	492
Provision	26	(4)	470	4,831
Ending balance	$56	$1	$623	$10,910

Individually evaluated for impairment	$25	$—	$—	$3,467
Collectively evaluated for impairment	$31	$1	$623	$7,443
Financing receivables:
Ending balance	$3,026	$50	$—	$661,012
Ending balance: individually evaluated for impairment	$142	$—	$—	$27,504
Ending balance: collectively evaluated for impairment	$2,884	$50	$—	$633,508

	Commercial	Real Estate
		Construction	Residential	Home Equity	Multifamily	Commercial
2011
Allowance for credit losses:
Beginning balance	$919	$1,932	$2,114	$2,443	$147	$1,308
Charge-offs	(907)	(799)	(983)	(3,158)	—	(276)
Recoveries	55	65	196	367	—	—
Provision	1,879	228	1,406	1,418	199	1,192
Ending balance	$1,946	$1,426	$2,733	$1,070	$346	$2,224

Individually evaluated for impairment	$1,307	$307	$2,074	$393	$132	$570
Collectively evaluated for impairment	$639	$1,119	$659	$677	$214	$1,654
Financing receivables:
Ending balance	$81,210	$139,255	$85,750	$74,871	$26,711	$196,199
Ending balance: individually evaluated for impairment	$6,632	$14,012	$9,250	$1,947	$2,303	$7,829
Ending balance: collectively evaluated for impairment	$74,578	$125,243	$76,500	$72,924	$24,408	$188,370
	Consumers		Unallocated	Total
	Consumer and Installment loans	Overdraft Protection
Allowance for credit losses:
Beginning balance	$85	$—	$89	$9,037
Charge-offs	(1)	(2)	—	(6,126)
Recoveries	13	3	—	699
Provision	(69)	3	64	6,320
Ending balance	$28	$4	$153	$9,930

Individually evaluated for impairment	$—	$—	$—	$4,783
Collectively evaluated for impairment	$28	$4	$153	$5,147
Financing receivables:
Ending balance	$3,548	$58	$—	$607,602
Ending balance: individually evaluated for impairment	$20	$—	$—	$41,993
Ending balance: collectively evaluated for impairment	$3,528	$58	$—	$565,609

Table 12 provides a breakdown of the allowance for loan losses by segment with the relative percentage of that allowance to the segment it represents.
TABLE 12 - Allocation of the Allowance for Loan Losses

	Years Ended December 31,
	2013		2012
	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans
Commercial	$1,219,255	16.8%	$1,749,641	13.9%
Real estate
Construction	1,978,320	21.8%	2,360,707	23.3%
Residential (1-4 family)	1,685,502	12.6%	1,545,315	14.0%
Home equity lines	2,132,916	9.4%	1,402,448	10.8%
Multifamily	59,586	3.9%	290,532	3.0%
Commercial	1,305,131	35.1%	2,882,398	34.5%
Consumers
Consumer and installment loans	99,271	0.4%	55,192	0.5%
Overdraft protection loans	688	—%	501	—%
Unallocated	580,700		623,266
	$9,061,369	100.0%	$10,910,000	100.0%
Total loans held for investment outstanding *	$712,671,467		$661,094,162
Ratio of allowance for loan losses to total loans held for investment	1.27%		1.65%

*	Total loans held for investment outstanding includes unamortized loan costs, net of deferred fees of $174,976 at December 31, 2013 and $82,470 at December 31, 2012.

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
Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings, and these are detailed in Table 13. Based on this definition total non-performing loans as a percentage of total loans were 1.0% and 0.55% at December 31, 2013 and December 31, 2012, respectively. However, at December 31, 2013 all of our troubled debt restructure loans were performing. Excluding performing troubled debt restructure this percentage declines to 0.31% in 2013 and 0.32% in 2012.
There were ten loans totaling $1,740,070 in non-accrual status at December 31, 2013 and sixteen loans totaling $3,399,589 in non-accrual status at December 31, 2012. All of these loans have been identified as impaired according to Accounting Standards Codification 310, Receivables. A loan is considered impaired if it is probable that the lender will be unable to collect all amounts due under the contractual terms of the loan agreement. We have provided specific reserves for these non-accrual loans in our allowance for loan loss of $144,903 at December 31, 2013, and $1,070,253 in 2012. We recognized interest income on these loans of $9,499 and $211,628 in 2013 and 2012, respectively. Our average recorded investment in non-performing loans was $2,081,959 in 2013 and $5,559,759 in 2012.
There was one loan totaling $472,052 on accrual status and past due 90 days or more at December 31, 2013 and one loan for $152,880 at December 31, 2012. There was one asset in other real estate totaling $301,963 at December 31, 2013 and no assets in other real estate held due to loan foreclosures at December 31, 2012.

Table 13 - NONPERFORMING ASSETS
Amounts are in thousands, except ratios.

	December 31,
	2013	2012	2011	2010	2009
Non-accruing loans:
Commercial	$—	$—	$1,022	$1,393	$197
Real estate
Construction	358	1,028	129	1,758	4,666
Residential (1-4 family)	826	931	1,224	3,496	2,132
Home equity Lines	552	586	857	757	354
Multifamily	—	—	—	—	—
Commercial	—	95	229	179	—
Consumers
Consumer and installment loans	4	142	20	—	—
Overdraft protection loans	—	—	—	—	—
Total non-accruing loans	1,740	2,782	3,481	7,583	7,349
Loans past due 90 days and accruing interest:
Commercial	—	—	39	271	—
Real estate
Construction	—	—	—	241	—
Residential (1-4 family)	472	—	139	418	—
Home equity Lines	—	—	—	180	—
Multifamily	—	—	—	—	—
Commercial	—	153	—	—	203
Consumers
Consumer and installment loans	—	—	—	21	—
Overdraft protection loans	—	—	—	—	—
Total past due loans	472	153	178	1,131	203
Restructured loans - non-accruing
Commercial	—	617	633	182	—
Real estate
Construction	—	—	—	—	—
Residential (1-4 family)	—	—	—	125	—
Home equity Lines	—	—	—	—	—
Multifamily	—	—	—	—	—
Commercial	—	—	—	—	—
Consumers
Consumer and installment loans	—	—	—	—	—
Overdraft protection loans	—	—	—	—	—
Total restructured loans past due	—	617	633	307	—
Foreclosed property	302	—	3,369	1,745	2,116
Total non-accruing nonperforming assets	$2,514	$3,552	$7,661	$10,766	$9,668
Restructured loans - accruing
Commercial	—	—	—	—	—
Real estate
Construction	—	—	—	—	—
Residential (1-4 family)	263	84	103	—	—
Home equity Lines	—	—	—	—	—
Multifamily	—	—	—	—	—
Commercial	4,569	1,404	1,588	—	—
Consumers
Consumer and installment loans	84	—	—	—	—
Overdraft protection loans	—	—	—	—	—
Accruing restructured loans carried in nonperforming assets	$4,916	$1,488	$1,691	$—	$—
Total nonperforming assets	$7,430	$5,040	$9,352	$10,766	$9,668

	December 31,
	2013	2012	2011	2010	2009
Asset Quality Ratios:
Allowance for loan losses to period-end loans	1.27%	1.65%	1.63%	1.62%	1.73%
Allowance for loan losses to non-accruing nonperforming loans	409.63%	307.15%	231.36%	100.19%	123.15%
Non-accruing nonperforming assets to total assets	0.25%	0.29%	0.84%	1.30%	1.40%
Nonperforming assets to total assets	0.73%	0.41%	1.03%	1.30%	1.40%

There were five restructured loans at December 31, 2013 with an investment amount of $4,716,299 and a valuation allowance of $0, for a net value of $4,716,299. We have provided specific reserves in our allowance for loan loss of $313,792 for these loans. All restructured loans were accruing at December 31, 2013. There were three restructured loans at December 31, 2012 with an investment amount of $2,105,045 and a valuation allowance of $0, for a net value of $2,105,045. Two restructured loans totaling $1,487,651 were accruing as of December 31, 2012.

Table 14 - NON-PERFORMING LOANS
(in thousands)

	Non-Performing Loan Balances				Loan Loss Provision for Non-Performing Loans
	Loans 90 Days Past Due And Still Accruing	Nonaccrual Loans	Accruing Restructured Loans	Total Non-Performing Loans	Loan Loss Provision Provided	Loan Balance With Loan Loss Provision	Loan Balance Without Loan Loss Provision
December 31, 2013
Commercial	$—	$—	$—	$—	$—	$—	$—
Real estate
Construction	—	358	—	358	134	358	—
Residential (1-4 family)	472	826	263	1,561	10	226	1,335
Home equity lines	—	552	—	552	—	—	552
Multifamily	—	—	—	—	—	—	—
Commercial	—	—	4,569	4,569	230	3,200	1,369
Consumers
Consumer and installment loans	—	4	84	88	84	84	4
Overdraft protection loans	—	—	—	—	—	—	—
Total	$472	$1,740	$4,916	$7,128	$458	$3,868	$3,260
December 31, 2012
Commercial	$—	$617	$—	$617	$503	$617	$—
Real estate
Construction	—	1,028	—	1,028	220	829	199
Residential (1-4 family)	—	931	84	1,015	342	779	236
Home equity lines	—	586	—	586	—	—	586
Multifamily	—	—	—	—	—	—	—
Commercial	153	95	1,404	248	5	95	153
Consumers
Consumer and installment loans	—	142	—	142	—	—	142
Overdraft protection loans	—	—	—	—	—	—	—
Total	$153	$3,399	$1,488	$3,636	$1,070	$2,320	$1,316

Table 15 - NON-PERFORMING ASSETS
(in thousands)

	Total Non-Performing Loans	Other Real Estate Owned	Total
December 31, 2013
Commercial	$—	$—	$—
Real estate
Construction	358	—	358
Residential (1-4 family)	1,561	302	1,863
Home equity lines	552	—	552
Multifamily	—	—	—
Commercial	4,569	—	4,569
Consumers
Consumer and installment loans	88	—	88
Overdraft protection loans	—	—	—
Total	$7,128	$302	$7,430
December 31, 2012
Commercial	$617	$—	$617
Real estate
Construction	1,028	—	1,028
Residential (1-4 family)	1,015	—	1,015
Home equity lines	586	—	586
Multifamily	—	—	—
Commercial	248	—	248
Consumers
Consumer and installment loans	142	—	142
Overdraft protection loans	—	—	—
Total	$3,636	$—	$3,636

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
Table 16 presents the average balances of deposits and the average rates paid on those deposits for the past two years (in thousands).
Table 16 - AVERAGE DEPOSITS
(in thousands)

	2013		2012
	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits non-interest bearing	$210,325	—%	$161,866	—%
Demand accounts interest bearing	49,284	0.19%	40,764	0.21%
Money market accounts	347,734	0.42%	302,750	0.59%
Savings accounts	22,346	0.41%	19,765	0.45%
Time deposits	249,071	0.92%	340,188	0.89%
	$878,760	0.45%	$865,333	0.57%

Table 17 presents the ending balances of deposits, dollar and percentage change on those deposits for the past two years (in thousands).

Table 17 - ENDING DEPOSITS
(in thousands)

			Change
	2013	2012	Dollar	Percent
Demand deposits non-interest bearing	$206,891	$190,120	$16,771	8.8%
Demand accounts interest bearing	55,528	65,369	(9,841)	(15.1)%
Money market accounts	374,462	335,899	38,563	11.5%
Savings accounts	22,137	22,127	10	—%
Time deposits	234,100	288,267	(54,167)	(18.8)%
	$893,118	$901,782	$(8,664)	(1.0)%
We are continually evaluating the mix of our deposit base (time deposits versus demand, money market and savings) in relation to our funding needs and current market conditions. Demand deposit products are an area of focus due to their low cost. Provisions of the Dodd-Frank Act provided separate unlimited Federal Deposit Insurance coverage for non-interest bearing demand and interest on Lawyer Trust Accounts (IOLTAs) until December 31, 2012. This coverage expired December 31, 2012.
Non-interest bearing demand deposits increased an average of $48.5 million or 29.9% in 2013 and $16.8 million or 8.8% an annual basis. The majority of our non-interest bearing demand accounts are commercial, small business and attorney escrow accounts. Commercial accounts have increased an average of $33.9 million in the past year and small business checking increased an average of $10.6 million. On an annual basis commercial accounts increased $7.3 million and small business accounts have increased $1.0 million. The variation between the trending of average and ending balances in our demand accounts indicates higher balances were maintained throughout the year, but declined at year end. This is consistent with commercial banking activities, which tend to build throughout the year and pay out bonuses and production related incentives at year end. Monarch began focusing on growing low cost demand and Now accounts several years ago. This focus has taken the form of developing a well trained, dedicated cash management team with a goal of providing high quality service and cost effective products to our commercial and small business clients, thereby growing business deposits and also obtaining their personal banking accounts in the process. NOW accounts grew $8.5 million on average but declined $9.8 million year over year in 2013. The majority of the activity in NOW accounts was in personal accounts.
On average, savings account balances increased $2.6 million but were flat year over year. This is a change from recent years in which there has been a declining trend in these balances. Savings accounts are typically utilized by individuals with limited savings capacity or with specific short term goals, looking for a place to set aside funds but who are not particularly interest rate sensitive.
Money market accounts have increased an average $44.9 million or 14.8% and $38.6 million or 11.5%, on an annual basis in 2013. Our money market portfolio consists of both core and non-core accounts. Core money market accounts, which are in market individual client accounts, increased an average $26.7 million, and $38.3 million annually, in 2013. Our core money market account is a multi-tiered product offering better rates than savings accounts but at higher deposit levels. It is a highly competitive product that offers more flexibility than time deposits with the benefit of rates comparable with short term time deposits. Non-core money market account balances, which is two brokered money market accounts, increased on average $18.2 million in 2013 compared to 2012, but was relatively flat on an annual basis. The balance and interest rate in the non-core money market account is controlled through contract. In 2012 we began reducing the rates on our core money market accounts to control growth. We continued that trend in 2013. However, our rates remain highly competitive, as is evidenced by the continued growth in our core money market accounts.
Certificates of deposit of $100,000 or more are detailed in Table 18. More information on deposits is contained in Note 9 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K).

Certificates of deposit as of December 31, 2013 and 2012 in amounts of $100,000 and over were classified by maturity as follows:
Table 18 - CERTIFICATES OF DEPOSITS $100,000 AND OVER
(in thousands)

	December 31,
	2013			2012
	Combined	Core	Brokered	Combined	Core	Brokered
3 months or less	$66,379	$23,165	$43,214	$59,361	$18,025	$41,336
Over 3 through 6 months	24,185	19,251	4,934	29,309	9,158	20,151
Over 6 through 12 months	37,992	30,039	7,953	62,983	30,801	32,182
Over 12 months	46,204	38,977	7,227	53,494	48,814	4,680
	$174,760	$111,432	$63,328	$205,147	$106,798	$98,349
At December 31, 2013 our brokered time deposits to total deposits was 7.1% compared to 10.9% at December 31, 2012. Although brokered deposits are purchased in large denomination transactions, the source of these deposits is in denominations of less than $250,000, providing us with a balance of stability and flexibility. Brokered deposits include Certificate of Deposit Account Registry Service (“CDARS”) deposits used by municipalities and other depositors to ensure full FDIC insurance protection. We had $19.4 million in municipal deposits in CDARS at December 31, 2013 and $18.0 million one year prior. We use our brokered time deposits primarily to fund our loans held for sale portfolio which declined sharply in 2013. CDARS offers short term CD products called One-way Buys, which allow participants to bid weekly for available deposits at specified terms. At both December 31, 2013 and 2012 two of our brokered deposits totaling $35.0 million were in the form of CDARS One-way Buys with remaining terms of between 5 and 26 days. These deposits work well for Monarch because of their weekly availability, coupled with their short term, which allows us to more closely mirror the funding needs of our loans held for sale. In 2010 a provision of the Dodd-Frank Act permanently increased the level of Federal Deposit Insurance on all deposits to $250,000. As of December 31, 2012, our non-brokered deposits in excess of $250,000 totaled $21.2 million as compared to $17.1 million one year prior.
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
Cash, cash equivalents and federal funds sold totaled $104.9 million as of December 31, 2013, an increase of $47.1 million from the year ended December 31, 2012. At December 31, 2013, cash, securities classified as available for sale and federal funds sold were $121.8 million or 12.8% of total earning assets, compared to $72.4 million or 6.4% of total earning assets at December 31, 2012.
We are members of the Promontory Network and have access to a program through their Certificate of Deposit Account Registry Service® (“CDARS”) to use their CDARS One Way BuySM to purchase cost-effective funding without collateralization (and in lieu of generating funds through “traditional” brokered CDs or the Federal Home Loan Bank). These funds are accessed through a weekly auction. The auction typically takes place on Wednesdays, with next day settlement. There are seven maturities available ranging from 4 weeks to 5 years. If we are allotted funds in the auction, we incur no transaction fees or commissions. Although the process to compete for these deposits is different from the process for traditional brokered CDs, they are still considered brokered for regulatory purposes. These funds, which are included in our Jumbo CDs, are subject to discretionary limitations on volume that we normally would impose on traditional brokered deposits. Based on our “well capitalized” status, we are able to draw up to 30% of assets or $305.0 million from this program at December 31, 2013. We had $38.4 million on our balance sheet from this program at December 31, 2013 and $81.5 million at December 31, 2012.

We have additional sources of liquidity available to us including the capacity to borrow additional funds through several established arrangements. Further information on Borrowings is contained in Note 10 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K).
In the course of operations, due to fluctuations in loan and deposit levels, we occasionally find it necessary to purchase federal funds on a short-term basis. We maintain unsecured federal funds line arrangements with five other banks, which allow us to purchase funds totaling $61,000,000. These lines mature and reprice daily. There were no federal funds purchased at December 31, 2013 or December 31, 2012.
We also have access to the Federal Reserve Bank of Richmond’s discount window should a liquidity crisis occur. We have not used this facility in the past and consider it a backup source of funds.
We are a member of the Federal Home Loan Bank of Atlanta (“FHLB”) and as such, may borrow funds under a line of credit based on criteria established by the FHLB. This line of credit would allow us to borrow up to 30% of assets, or approximately $304.0 million, if collateralized, as of December 31, 2013. We currently pledge loans and investment securities to secure this line. Blanket liens pledged on certain designated loan portfolios amounted to $129.4 million at December 31, 2013 and $85.6 million at December 31, 2012. Additionally, investment securities with carrying values of $126 thousand at December 31, 2013 and $171 thousand at December 31, 2012 were pledged to secure any borrowings. Based on pledged collateral we had a line of $97.8 million at December 31, 2013. This line is reduced by $8.0 million, which has been pledged as collateral for public deposits. Should we ever desire to increase the line of credit beyond the 30% limit, the FHLB would allow borrowings of up to 40% of total assets once we met specific eligibility criteria.
In 2009, we negotiated an additional line of credit with FHLB that was secured by specific loans held for sale (“LHFS”). We pledge these loans, which have been sold to FHLB approved investors, as collateral. In return, we are allowed to borrow up to 92% of these loans for up to 120 days. Blanket liens pledged on specifically designated loans held for sale amounted to $50.8 million. Based on pledged collateral we had a line of $46.8 million at December 31, 2013. This line of credit product was discontinued at year end December 31, 2013.
We had $1,175,485 of FHLB borrowings outstanding on our primary line and $0 outstanding on our LHFS line on December 31, 2013. We had $1,275,462 outstanding on our primary line and $193,023,061outstanding on our LHFS line as of December 31, 2012. We had $1,175,485 in a fixed-term advance contract outstanding on December 31, 2013. This advance, which was used to match-fund several amortizing longer-term fixed-rate loans, matures on September 28, 2015 and bears interest of 4.96% at December 31, 2013.
Advances on the LHFS line are re-priced daily. We did not have any advances outstanding at December 31, 2013 and one advance outstanding on December 31, 2012 in the amount of $193,023,061 maturing May 17, 2013.
In June 2012, we obtained a short term, holding company line of credit from PNC Bank of Pittsburgh, PA in the amount of $5.0 million which we repaid in full at the maturity date of June 7, 2013. The line of credit was renewed for six months, maturing on December 7, 2013. However, we did not utilize this renewal and we did not renew the line with the December 7, 2013 maturity. At December 31, 2012 we had $5.0 million outstanding on the line, scheduled to mature on June 7, 2013.
CAPITAL RESOURCES
We review the adequacy of our capital on an ongoing basis with reference to the size, composition, and quality of our resources and consistent with regulatory requirements and industry standards. We seek to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses.
In November 2009, we raised a net of $18.4 million in capital through the sale of 800,000 shares of $5 par value, 7.80% Series B noncumulative convertible perpetual preferred stock, in a public offering. The stock carried a conversion feature for the stock holder for 3.75 shares of our Common Stock, which reflected a post split conversion price of $6.67 per share of Common Stock, subject to certain adjustments. The stock also carried a conversion feature for the Company that allowed us to exercise our conversion right if, for 20 trading days within any period of 30 consecutive trading days, the closing price of our Common Stock exceeded 130% of the then applicable conversion price of the Series B preferred stock. In June 2012, holders of our Series B noncumulative convertible perpetual preferred stock began converting their shares to common stock. At December 31, 2012, 481,123 shares remained outstanding. In March 2013, after meeting the forced conversion parameters, we forced the conversion of the remaining shares of Series B preferred stock to common stock. For further information on the Company's conversion activity with regard to our Series B noncumulative convertible perpetual preferred stock see Note 13 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K).

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
The Federal Reserve, the Comptroller of the Currency and the Federal Deposit Insurance Bank adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. At December 31, 2013, the required minimum ratio of qualifying total capital to risk-weighted assets was 8%, of which 4% must be tier-one capital. Tier-one capital includes stockholders’ equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. At December 31, 2013, our total risk-based capital ratio was 13.91%, which is well above the regulatory minimum of 8% and the well capitalized minimum of 10%.
In July 2013, the Federal Reserve, the Comptroller of the Currency and the Federal Deposit Insurance Bank announced the final rules for implementing the principles of the BASEL III Accords. These rules impact the capital standards listed previously. Specifically, beginning January 2015, in addition to existing capital measurements, a new common equity Tier-one capital requirement of 4.5% will be introduced. At the same time the minimum Tier-one capital ratio will increase from 4% to 6%. A capital conservation buffer, which will be added to the new minimum common equity Tier-one ratio, the minimum Tier-one capital ratio and the minimum total capital ratio, will be phased in beginning January 2016 at a rate of 0.625% per year until reaching 2.5% in 2019. Failure to meet the minimum standards plus the capital conservation buffer will limit a bank's ability to make capital distributions and discretionary bonus payments.
Monarch should not be impacted by the increased capital requirements because current ratios are well above the minimums established by BASEL III. The table below lists our capital results for December 31, 2013 and 2012.

Table 19 - REGULATORY CAPITAL
(Dollars in Thousands)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
As of December 31, 2013
Total Risk-Based Capital Ratio
Consolidated Company	$116,120	13.91%	$66,783	8.00%	N/A	N/A
Bank	$116,340	13.95%	$66,718	8.00%	$83,397	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated Company	$107,059	12.82%	$33,391	4.00%	N/A	N/A
Bank	$107,279	12.86%	$33,359	4.00%	$50,038	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated Company	$107,059	10.81%	$39,600	4.00%	N/A	N/A
Bank	$107,279	10.84%	$39,600	4.00%	$49,501	5.00%
(Tier 1 Capital to Average Assets)
As of December 31, 2012
Total Risk-Based Capital Ratio
Consolidated Company	$107,138	12.05%	$71,154	8.00%	N/A	N/A
Bank	$113,179	12.73%	$71,119	8.00%	$88,899	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated Company	$96,484	10.85%	$35,557	4.00%	N/A	N/A
Bank	$102,525	11.53%	$35,559	4.00%	$53,339	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated Company	$96,484	8.29%	$46,535	4.00%	N/A	N/A
Bank	$102,525	8.81%	$46,535	4.00%	$58,169	5.00%
(Tier 1 Capital to Average Assets)
OFF-BALANCE SHEET TRANSACTIONS
We enter into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. Our off-balance sheet transactions recognized as of December 31, 2013 were a letter of credit to secure public funds, commitments to extent credit and standby letters of credit.
Our letter of credit to secure public funds was from the Federal Home Loan Bank, and was for $8.0 million at December 31, 2013 and 2012.
Commitments to extend credit and unfunded commitments under existing lines of credit amounted to $237.9 million at December 31, 2013 and $213.2 million at December 31, 2012, which represent legally binding agreements to lend to clients with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
Standby letters of credit are conditional commitments we issue guaranteeing the performance of a client to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At December 31, 2013 and December 31, 2012, we had $19.9 million and $19.3 million respectively, in outstanding standby letters of credit. We do not have any off-balance sheet subsidiaries or special purpose entities. There were no commitments to purchase securities at December 31, 2013 or 2012.
We and our subsidiaries have thirty-seven non-cancellable leases for premises. Further information on lease commitments is contained in Note 6 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K).

CRITICAL ACCOUNTING POLICIES
Critical accounting policies are those applications of accounting principles or practices that require considerable judgment, estimation, or sensitivity analysis by management. In the financial service industry, examples, though not an all inclusive list, of disclosures that may fall within this definition are the determination of the adequacy of the allowance for loan losses, valuation of mortgage servicing rights, valuation of derivatives or securities without a readily determinable market value, and the valuation of the fair value of intangibles and goodwill. Except for the determination of the adequacy of the allowance for loan losses, derivative financial instrument estimations and fair value estimations related to foreclosed real estate, we do not believe there are other practices or policies that require significant sensitivity analysis, judgments, or estimations.
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
Derivative Financial Instruments
We use derivatives to manage risks related to interest rate movements. Interest rate swap contracts designated and qualifying as cash flow hedges are reported at fair value. The gain or loss on the effective portion of the hedge initially is included as a component of other comprehensive income and is subsequently reclassified into earnings when interest on the related debt is paid. We document our risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. Our interest rate risk management strategy is to stabilize cash flow requirements by maintaining interest rate swap contracts to convert variable-rate debt to a fixed rate and vice versa. We do not hold or issue derivative financial instruments for trading purposes.
Periodically, we participate in a “mandatory” delivery program for mortgage loans. Under the mandatory delivery system, loans with interest rate locks are paired with the sale of a notional security bearing similar attributes. Interim income or loss on the pairing of the loans and securities is recorded in mortgage banking income on our income statement. In addition, at the time the loan is delivered to an investor, matched securities are repurchased and a gain or loss on the pairing is recorded in mortgage banking income on our income statement. Management has elected to limit our exposure to this form of delivery to $50 million in outstanding loans. We were not participating in the mandatory delivery program at December 31, 2013.

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
IMPACT OF INFLATION AND CHANGING PRICES
The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most industrial companies that have significant investments in fixed assets. The primary effects of inflation on our balance sheet are minimal, meaning that there are no substantial increases or decreases in net purchasing power over time. The most significant effect of inflation is on other expenses that tend to rise during periods of general inflation. In management's opinion, the most significant impact on financial results is changes in interest rates and the Company's ability to react to those changes. As discussed previously, management is attempting to measure, monitor and control interest rate risk.
IMPACT OF PROSPECTIVE ACCOUNTING STANDARDS
For discussion regarding the impact of new accounting standards, refer to Recent Accounting Pronouncements in Note 1 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K).

SELECTED QUARTERLY FINANCIAL DATA
The following table presents unaudited selected quarterly financial data for 2013 and 2012.

Selected Quarterly Financial Data - Unaudited
	For the Quarter Ended
Earnings (in thousands)	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Interest income	$10,677	$10,842	$10,976	$11,854
Interest expense	(1,044)	(1,121)	(1,184)	(1,438)
Net interest income	9,633	9,721	9,792	10,416
Provision for loan losses	—	—	—	—
Non-interest income	14,352	16,675	21,674	17,181
Non-interest expense	(20,562)	(22,315)	(26,173)	(21,861)
Pre-tax net income	3,423	4,081	5,293	5,736
Minority interest in net income	(87)	(256)	(428)	(285)
Income taxes	(1,179)	(1,416)	(1,798)	(1,993)
Net income	2,157	2,409	3,067	3,458
Preferred stock dividend	—	—	—	—
Net income available to common stockholders	$2,157	$2,409	$3,067	$3,458
Per Common Share
Earnings per share - basic	$0.21	$0.23	$0.29	$0.37
Earnings per share - diluted	0.20	0.23	0.29	0.33
Common stock - per share dividends	0.07	0.06	0.06	0.05
Average basic shares outstanding	10,486,056	10,464,992	10,401,992	9,300,760
Average diluted shares outstanding	10,535,313	10,519,472	10,483,420	10,451,897

	For the Quarter Ended
Earnings (in thousands)	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Interest income	$12,691	$11,820	$10,983	$10,975
Interest expense	(1,591)	(1,430)	(1,428)	(1,467)
Net interest income	11,100	10,390	9,555	9,508
Provision for loan losses	(517)	(899)	(1,484)	(1,931)
Non-interest income	24,880	26,561	20,924	17,396
Non-interest expense	(29,058)	(29,810)	(24,506)	(20,882)
Pre-tax net income	6,405	6,242	4,489	4,091
Minority interest in net income	(298)	(368)	(156)	(153)
Income taxes	(2,338)	(2,111)	(1,556)	(1,422)
Net income	3,769	3,763	2,777	2,516
Preferred stock dividend	(237)	(386)	(390)	(390)
Net income available to common stockholders	$3,532	$3,377	$2,387	$2,126
Per Common Share
Earnings per share - basic	$0.44	$0.47	$0.33	$0.30
Earnings per share - diluted	0.37	0.37	0.27	0.25
Common stock - per share dividends	0.05	0.05	0.05	0.04
Average basic shares outstanding	7,980,259	7,251,870	7,188,270	7,177,786
Average diluted shares outstanding	10,315,360	10,255,285	10,225,182	10,203,781

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
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
All of the ramped 12 month period results in the net interest income simulation met the approved internal limits of our Asset Liability Management Policy. However, with the exception of the downward shift of 100 and 200 bp in the remaining twelve and twenty-four shocked and the twenty-four month ramped assumptions, scenario results were outside of approved internal limits, with Company earnings increasing more than guidelines recommend. The results of changes in Market Value of

Portfolio Equity Sensitivity indicate that downward shifts of 200 basis points under both assumptions would yield results that were not within the approved internal policy limits. We continue to focus our efforts on complying with approved limits.
The model assumes flat growth and is a “snapshot” approach that attempts to capture how the assets and liabilities that are on our balance sheet at a specific point in time, which in this case is December 31, 2013, would perform under changing rate scenarios. This approach only focuses on management’s decisions about the pricing, structure and duration of assets and liabilities to that point, filtering out the impact of future decisions but cannot capture the impact of shifts in volume and product. In spite of this flaw in the flat growth model the overall simulation is beneficial because it allows management to evaluate current strategies and determine if changes need to be made in the future with regard to those strategies.
The potential impact of rising rates on net interest income and equity is a primary concern for most members of the banking industry today, because rates have remained at historic lows long enough for assets and liabilities to re-price to the low levels creating a potential for liability sensitivity. Borrowers want to “lock in” loan rates for a longer period when rates are low because it decreases their costs. At the same time, depositors want to keep time deposits and similar savings products short so that they are not locked in to lower earnings when rates rise. This combination, if allowed to occur would create liability sensitivity, resulting in margin compression when rates rise because rates on deposits and borrowings would increase at a faster pace than rates on loans and other earning assets. Monarch has attempted to balance the desires of our clients with the realities of positioning the Bank for protection from margin compression in the future. Based on model results, Monarch’s balance sheet appears to be asset sensitive and adequately positioned to avoid margin compression when rates begin to rise.
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
Management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2013. This assessment was based on criteria established in Internal Controls – Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission in 1992. Based on this assessment, management concluded that the Company's internal internal control over financial reporting as of December 31, 2013 was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, internal control effectiveness may vary over time.
Yount, Hyde & Barbour, P.C., an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013, as stated in their report which is included in this annual report on Form 10-K.

/s/ BRAD E. SCHWARTZ
Brad E. Schwartz
Chief Executive Officer

/s/ LYNETTE P. HARRIS
Lynette P. Harris
Executive Vice President and Chief Financial Officer
March 13, 2014

Certified Public Accountants and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Monarch Financial Holdings, Inc.
Chesapeake, Virginia

We have audited the accompanying consolidated balance sheets of Monarch Financial Holdings, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monarch Financial Holdings, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Monarch Financial Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated March 13, 2014 expressed an unqualified opinion on the effectiveness of Monarch Financial Holdings, Inc. and subsidiaries’ internal control over financial reporting.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 13, 2014

Certified Public Accountants and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Monarch Financial Holdings, Inc.
Chesapeake, Virginia

We have audited Monarch Financial Holdings, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Monarch Financial Holdings, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Monarch Financial Holdings, Inc. and subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 of Monarch Financial Holdings, Inc. and subsidiaries and our report dated March 13, 2014 expressed an unqualified opinion.

/s/ Yount, Hyde & Barbour, P.C.

Winchester , Virginia
March 13, 2014

MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
	2013	2012
ASSETS:
Cash and due from banks	$18,971,268	$39,887,983
Interest bearing bank balances	31,955,092	2,142,896
Federal funds sold	53,984,962	15,743,699
Total cash and cash equivalents	104,911,322	57,774,578
Investment securities available-for-sale, at fair value	48,821,760	14,633,733
Loans held for sale	99,717,785	419,075,089
Loans held for investment, net of unearned income	712,671,467	661,094,162
Less: allowance for loan losses	(9,061,369)	(10,910,000)
Loans, net	703,610,098	650,184,162
Property and equipment, net	28,881,536	25,447,555
Restricted equity securities, at cost	3,683,250	12,363,200
Bank owned life insurance	7,409,436	7,173,059
Goodwill	775,000	775,000
Intangible assets, net	104,167	282,739
Other real estate owned	301,963	—
Other assets	18,484,343	27,869,038
Total assets	$1,016,700,660	$1,215,578,153
LIABILITIES:
Deposits:
Demand deposits - non-interest bearing	$206,891,499	$190,120,495
Demand deposits - interest bearing	55,527,954	65,368,503
Savings deposits	22,137,321	22,127,493
Money market deposits	374,461,494	335,898,654
Time deposits	234,100,222	288,266,727
Total deposits	893,118,490	901,781,872
Borrowings:
Short term borrowings	—	5,000,000
Trust preferred subordinated debt	10,000,000	10,000,000
Federal Home Loan Bank advances	1,175,485	194,298,523
Total borrowings	11,175,485	209,298,523
Other liabilities	14,661,087	15,550,917
Total liabilities	918,955,062	1,126,631,312
STOCKHOLDERS’ EQUITY:
Preferred stock, $5 par value, 1,185,300 shares authorized; none issued	—	—
Noncumulative perpetual preferred stock, series B, liquidation value of $20.0 million, $5 par value; 800,000 shares authorized, 0 issued and outstanding at December 31, 2013, 481,123 issued and outstanding at December 31, 2012	—	2,405,615
Common stock, $5 par value: 20,000,000 shares authorized; issued and outstanding - 10,502,323 shares ( includes non-vested shares of 215,960) at December 31, 2013 and 8,557,939 shares (includes non-vested shares of 231,460) outstanding at December 31, 2012	51,431,815	41,632,395
Additional paid-in capital	7,068,715	12,717,727
Retained earnings	39,437,119	30,786,208
Accumulated other comprehensive loss	(419,496)	(200,022)
Total Monarch Financial Holdings, Inc. stockholders’ equity	97,518,153	87,341,923
Non-controlling interests	227,445	1,604,918
Total equity	97,745,598	88,946,841
Total liabilities and stockholders’ equity	$1,016,700,660	$1,215,578,153

The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012	2011
Interest income:
Interest and fees on loans	$43,666,251	$46,032,003	$40,019,749
Interest on investment securities	230,496	200,285	183,288
Interest on federal funds sold	115,963	23,343	53,256
Dividends on equity securities	277,700	191,396	156,986
Interest on other bank accounts	58,027	21,438	6,048
Total interest income	44,348,437	46,468,465	40,419,327
Interest expense:
Interest on deposits	3,936,203	4,962,290	6,198,080
Interest on trust preferred subordinated debt	491,910	494,911	492,750
Interest on borrowings	358,345	459,032	105,625
Total interest expense	4,786,458	5,916,233	6,796,455
Net interest income	39,561,979	40,552,232	33,622,872
Provision for loan losses	—	4,831,133	6,319,887
Net interest income after provision for loan losses	39,561,979	35,721,099	27,302,985
Non-interest income:
Mortgage banking income	65,672,402	86,337,921	51,362,464
Service charges and fees	1,941,926	1,830,018	1,630,416
Title income	789,253	814,487	618,114
Investment and insurance income	1,053,429	172,667	250,461
Gain on sale of assets	58,460	5,539	37,223
Gain on sale/call of securities	—	920	3,107
Other	366,801	599,254	843,653
Total non-interest income	69,882,271	89,760,806	54,745,438
Non-interest expenses:
Salaries and employee benefits	34,112,834	29,868,159	23,236,123
Commissions	28,344,347	46,572,529	25,093,001
Loan origination expenses	7,891,835	8,487,520	6,456,864
Occupancy expenses	5,408,567	4,683,224	3,929,058
Furniture and equipment expenses	3,041,345	2,406,533	1,982,600
Marketing expense	2,873,259	2,412,674	1,541,689
Data processing services	1,696,535	1,525,401	1,197,085
Professional fees	1,053,499	1,100,039	990,056
Telephone	1,184,894	964,777	812,403
Foreclosed property expense	10,118	502,669	848,523
FDIC insurance	567,819	698,857	751,214
Other	4,725,766	5,033,232	4,205,750
Total non-interest expenses	90,910,818	104,255,614	71,044,366
Income before income taxes	18,533,432	21,226,291	11,004,057
Income tax provision	(6,386,040)	(7,426,785)	(3,418,692)
Net income	12,147,392	13,799,506	7,585,365
Less: Net income attributable to non-controlling interests	(1,056,385)	(974,637)	(459,753)
Net income attributable to Monarch Financial Holdings, Inc.	$11,091,007	$12,824,869	$7,125,612
Preferred stock dividend and accretion of preferred stock discount	—	(1,402,532)	(1,560,000)
Net income available to common stockholders	$11,091,007	$11,422,337	$5,565,612
Basic net income per share (1)	$1.09	$1.54	$0.78
Diluted net income per share (1)	$1.08	$1.25	$0.70
(1) All shares have been adjusted to reflect the 6 for 5 stock split granted December 7, 2012 and cash in lieu of fractional shares.

The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
Net Income	$12,147,392	$13,799,506	$7,585,365
Other comprehensive income (loss):
Change in unrealized gain (loss) on interest rate swap, net of income taxes	191,332	113,854	(41,335)
Change in unrealized (loss) gain on securities available for sale, net of income taxes	(271,491)	49,152	11,554
Change in unrealized loss on supplemental executive's retirement plan, net of income taxes	(139,315)	—	—
Other comprehensive income (loss)	(219,474)	163,006	(29,781)
Total comprehensive income	11,927,918	13,962,512	7,555,584
Less: Comprehensive income attributable to non-controlling interests	(1,056,385)	(974,637)	(459,753)
Comprehensive income attributable to Monarch Financial Holdings, Inc.	$10,871,533	$12,987,875	$7,095,831

Unrealized gain (loss) on interest rate swap	$286,481	$172,505	$(62,628)
Income tax (expense) benefit	(95,149)	(58,651)	21,293
Net unrealized gain (loss) on interest rate swap	$191,332	$113,854	$(41,335)

Unrealized holding (loss) gain on securities available for sale	$(414,465)	$74,472	$17,506
Income tax benefit (expense)	142,974	(25,320)	(5,952)
Net unrealized (loss) gain on securities available for sale	$(271,491)	$49,152	$11,554

Unrealized loss on supplemental executive's retirement plan	$(214,331)	$—	$—
Income tax benefit	75,016	—	—
Net unrealized loss on supplemental executive's retirement plan	$(139,315)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Preferred	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Interest	Total
Balance - December 31, 2010 (1)	7,162,468	$35,812,340	$16,160,912	$4,000,000	$15,925,106	$(333,247)	$165,092	$71,730,203
Net income for year ended December 31, 2011					7,125,612		459,753	7,585,365
Other comprehensive loss						(29,781)		(29,781)
Stock-based compensation expense, net of forfeitures and income tax benefit	(25,440)	(127,200)	450,507					323,307
Cash dividend declared on Series B noncumulative perpetual preferred stock (7.8%)					(1,560,000)			(1,560,000)
Cash dividend declared on common stock ($0.16 per share)					(952,758)			(952,758)
Common stock repurchases	(37,680)	(188,400)	(53,520)					(241,920)
Contributions from non-controlling interests							490,000	490,000
Distributions to non-controlling interests							(500,882)	(500,882)
Balance - December 31, 2011 (1)	7,099,348	$35,496,740	$16,557,899	$4,000,000	$20,537,960	$(363,028)	$613,963	$76,843,534
Net income for year ended December 31, 2012					12,824,869		974,637	13,799,506
Other comprehensive income						163,006		163,006
Stock-based compensation expense, net of forfeitures and income tax benefit	(10,200)	(51,000)	464,855					413,855
Stock options exercised, including tax benefit for exercise of options	36,660	183,300	62,342					245,642
Series B noncumulative perpetual preferred shares converted to common stock, less fractional shares	1,195,765	5,978,825	(4,384,579)	(1,594,385)				(139)
Cash dividend declared on Series B noncumulative perpetual preferred stock (7.8%)					(1,402,532)			(1,402,532)
Cash dividend declared on common stock ($0.19 per share)					(1,174,089)			(1,174,089)
Common stock issued through dividend reinvestment	4,906	24,530	17,210					41,740
Contributions from non-controlling interests							980,000	980,000
Distributions to non-controlling interests							(963,682)	(963,682)
Balance - December 31, 2012	8,326,479	$41,632,395	$12,717,727	$2,405,615	$30,786,208	$(200,022)	$1,604,918	$88,946,841
Net income for the year ended December 31, 2013					11,091,007		1,056,385	12,147,392
Other comprehensive loss						(219,474)		(219,474)
Stock-based compensation expense, net of forfeitures and income taxes	17,400	87,000	506,721					593,721
Stock options exercised, including tax benefit for exercise of options	115,359	576,795	318,365					895,160
Series B noncumulative perpetual preferred shares converted to common stock, less fractional shares	1,804,184	9,020,920	(6,615,558)	$(2,405,615)				(253)
Cash dividend declared on common stock ($0.24 per share)					(2,440,096)			(2,440,096)
Common stock issued through dividend reinvestment	22,941	114,705	141,460					256,165
Distributions to non-controlling interests							(2,433,858)	(2,433,858)
Balance— December 31, 2013	10,286,363	$51,431,815	$7,068,715	$—	$39,437,119	$(419,496)	$227,445	$97,745,598

(1) All shares have been adjusted to reflect the 6 for 5 split granted on December 7, 2012 and cash in lieu of fractional shares.
The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net income	$12,147,392	$13,799,506	$7,585,365
Adjustments to reconcile to net cash used in operating activities:
Provision for loan losses	—	4,831,133	6,319,887
Depreciation	2,424,478	1,960,822	1,709,145
Accretion of discounts and amortization of premiums, net	23,091	18,528	23,387
Deferral of loan costs, net of deferred fees	(92,506)	(72,190)	978
Amortization of intangible assets	178,572	178,572	178,572
Stock-based compensation	621,511	413,855	323,307
Appreciation of bank-owned life insurance	(236,377)	(226,893)	(269,263)
Loss from rate lock commitments	—	—	503,986
Net gain on disposition of property and equipment	(58,460)	(5,539)	(37,223)
Net loss on sale of other real estate	3,020	440,619	524,472
Net gain on disposition of security investments	—	(920)	(3,107)
Deferred income tax expense (benefit)	849,060	(894,794)	(695,572)
Amortization of deferred gain	—	(163,451)	(163,451)
Changes in:
Loans held for sale	319,357,304	(207,519,995)	(36,166,738)
Interest receivable	(193,122)	64,864	(143,523)
Other assets	8,800,567	(9,445,958)	(1,062,997)
Other liabilities	(819,660)	4,941,031	2,799,923
Net cash provided by (used in) operating activities	343,004,870	(191,680,810)	(18,572,852)
Investing activities:
Purchases of available-for-sale securities	(38,567,095)	(10,178,538)	(80,272,582)
Proceeds from sales and maturities of available-for-sale securities	3,941,512	4,788,366	88,684,829
Proceeds from sale of other real estate	92,054	3,653,156	3,210,532
Proceeds from sale of assets	381,556	44,800	20,200
Proceeds from bank owned life insurance	—	—	1,077,632
Reduction in bank owned life insurance	—	—	(656,622)
Purchases of premises and equipment	(5,894,911)	(4,426,891)	(4,171,602)
Purchase of restricted equity securities, net of redemptions	8,679,950	(5,942,700)	2,271,950
Loan originations, net of principal repayments	(53,730,467)	(57,985,734)	(59,531,888)
Net cash used in investing activities	(85,097,401)	(70,047,541)	(49,367,551)
Financing activities:
Net increase in non-interest-bearing deposits	16,771,004	56,265,394	36,200,506
Net (decrease) increase in interest-bearing deposits	(25,434,386)	105,424,381	(1,769,986)
Cash dividends paid on preferred stock	—	(1,402,532)	(1,560,000)
Cash dividends paid on common stock	(2,440,096)	(1,174,089)	(952,758)
Net (decrease) increase in FHLB advances	(193,123,038)	123,371,042	40,645,280
Net (decrease) increase in short term borrowings	(5,000,000)	5,000,000	—
Contributions from non-controlling interests	—	980,000	490,000
Distributions to non-controlling interests	(2,433,858)	(963,682)	(500,882)
Proceeds from issuance of common stock, net of issuance costs	256,165	41,740	—
Proceeds from exercise of stock options	633,737	218,524	—
Cash paid for fractional shares	(253)	(3,433)	—
Repurchase of common stock, net of repurchase costs	—	—	(241,920)
Net cash (used in) provided by financing activities	(210,770,725)	287,757,345	72,310,240
CHANGE IN CASH AND CASH EQUIVALENTS	47,136,744	26,028,994	4,369,837
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	57,774,578	31,745,584	27,375,747
CASH AND CASH EQUIVALENTS AT END OF YEAR	$104,911,322	$57,774,578	$31,745,584

MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATMENTS OF CASH FLOWS - CONTINUED
SUPPLEMENTAL SCHEDULES AND CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and other borrowings	$4,958,111	$5,787,196	$6,819,988
Income taxes	$7,207,630	$7,321,700	$3,089,372
Loans transferred to foreclosed real estate during the year	$397,037	$725,075	$5,359,004
Unrealized (loss) gain on securities available for sale	$(414,465)	$74,472	$17,506
Unrealized gain (loss) on interest rate swap	$286,481	$172,505	$(62,628)
Unrealized loss on supplemental executive's retirement plan	$(214,331)	$—	$—
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
In addition to banking services, we offer financial planning, trust and investment services, under the name Monarch Bank Private Wealth, to high net worth individuals. We originate mortgage loans in both the residential and commercial markets which are then sold with servicing released. Residential services are offered under the name Monarch Mortgage and through joint ventures between Monarch Investment, LLC and minority partners under the names Coastal Home Mortgage, LLC, Regional Home Mortgage, LLC and Monarch Home Funding, LLD. Commercial mortgages are offered by the Bank’s 100% owned subsidiary, Monarch Capital, LLC. Investment services are provided under the name Monarch Investments. Residential and commercial title insurance is offered to our clients through Real Estate Security Agency, LLC, a 75% owned subsidiary.
Principles of Consolidation: Our consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, collectively referred to as the “Company” or “Monarch”. All significant inter-company transactions have been eliminated.
Use of Estimates: Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and general practices within the banking industry which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Our actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the fair value of foreclosed real estate, deferred income taxes, stock based compensation and the fair values of available for sale securities.
Cash and Cash Equivalents: We define cash and cash equivalents to include currency, balances due from banks (including non-interest bearing and interest bearing deposits) and federal funds sold. We are required to maintain certain reserve balances with the Federal Reserve Bank. These required reserves were $15.5 million at December 31, 2013 and $12.5 million at December 31, 2012.
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
Loans Held for Investment: Loans are reported at their recorded investment, which is the principal outstanding balance and net of charge-offs, deferred loan fees and costs on originated loans, unearned income, and unamortized premiums or discounts, if any, on purchased loans. Interest income is recognized over the term of the loan and is calculated using the simple-interest method on principal amounts outstanding. Further information on loans is contained in Note 4 to our Consolidated Financial Statements.
Deferred Loan Fees and Costs: Certain fees and costs associated with loans held for investment originations are recognized as an adjustment to interest income over the contractual life of the loans.
Allowance for Loan Losses: The allowance for loan losses reflects management’s judgment of probable losses inherent in the portfolio at the balance sheet date. A loan is considered impaired, based on current information and events, if it is probable we will be unable to collect the scheduled payments of principal and/or interest when due, according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except in the case of collateral-dependent loans which may be measured for impairment based on the fair value of the collateral. Further information on loans is contained in Note 4 to our Consolidated Financial Statements.
The establishment of the allowance for loan losses relies on a consistent process that requires multiple layers of management review and judgment and responds to changes in economic conditions, client behavior, and collateral value, among other influences. Management uses a disciplined process and methodology to establish the allowance for loan losses on a monthly basis. To determine the total allowance for loan losses, the Company estimates the reserves needed for each class of the portfolio, including loans analyzed on a pooled basis and individually.
The allowance for loan losses consists of amounts applicable to three loan types: (i) commercial loans; (ii) real estate loans; (iii) consumer loans. Loans within these types are further separated into classes. Loans are pooled by loan class and modeled utilizing historical loss experience, known and inherent risks, and quantitative techniques which management determined fit the characteristics of that class. Additionally, loans that have been specifically identified as a credit risk due to circumstances that may affect the ability of the borrower to repay interest and/or principal are analyzed on an individual basis. Adverse circumstances may include loss of repayment source, deterioration in the estimated value of collateral, elevated trends of delinquencies, and charge-offs.
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
If the value of a restructured loan is determined to be less than the recorded investment in the loan, a valuation allowance is created with a corresponding charge off. Measurement of the value of a restructured loan is generally based on the present value of expected future cash flows discounted at the loan’s effective interest rate. Restructured loans are periodically reevaluated to determine if additional adjustments to the carrying value are necessary.
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
Restricted Equity Securities: As a requirement for membership, we invest in the stock of the Federal Home Loan Bank of Atlanta (“FHLB”), Community Bankers Bank (“CBB”), and the Federal Reserve Bank (“FRB”). These investments are carried at cost. Due to the redemption provisions of these entities, we estimated that fair value approximates cost and that these investments were not impaired at December 31, 2013.

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
At various times, when the market is favorable, we participate in a “mandatory” delivery program for a portion of our mortgage loans. Under the mandatory delivery program, we commit to deliver a block of loans to an investor at a preset cost prior to the close of such loans. This differs from a “best efforts” delivery, which sets the cost to the investor on a loan by loan basis at the close of the loan. Mandatory delivery creates a higher level of risk for us because it relies on rate lock commitments rather than closed loans, thereby exposing the Company to fluctuations in interest rate and pricing. A rate lock commitment is a binding commitment for us but is not binding to the client. Our client could decide, at any time, between the time of the rate lock and actual closing on their mortgage loan, not to proceed with the commitment. There is a higher occurrence of this during periods of interest rate volatility. To mitigate this risk, we pair the rate lock commitment with the sale of a notional security bearing similar attributes. At the time the loan is delivered to the investor, matched securities are repurchased. Any gains or losses associated with this pairing are recorded in mortgage banking income on our income statement as incurred. We did not participate in a mandatory delivery program in 2013.
Advertising: Advertising costs, which totaled $2,873,259 in 2013, are expensed as incurred.
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
Reclassifications: Certain immaterial reclassifications have been made to prior year’s information to conform to the current year’s presentation.
Derivative Financial Instruments and Hedging Activities: We use derivatives to manage risks related to interest rate movements. Interest rate swap contracts designated and qualifying as cash flow hedges are reported at fair value. The gain or loss on the effective portion of the hedge is initially included as a component of other comprehensive income and is subsequently reclassified into earnings when interest on the related debt is paid. We document our risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. Our interest rate risk management strategy is to stabilize cash flow requirements by maintaining interest rate swap contracts to convert variable-rate debt to a fixed rate and vice versa. We do not hold or issue derivative financial instruments for trading purposes.

Periodically, we have participated in a “mandatory” delivery program for mortgage loans. Under the mandatory delivery system, loans with interest rate locks are paired with the sale of a notional security bearing similar attributes. Interim income or loss on the pairing of the loans and securities is recorded in mortgage banking income on our income statement. In addition, at the time the loan is delivered to an investor, matched securities are repurchased and a gain or loss on the pairing is recorded in mortgage banking income on our income statement. Management has elected to limit our exposure to this form of delivery to $50 million in outstanding loans. We were not participating in the mandatory delivery program at December 31, 2013 or 2012.
Comprehensive Income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Components of other comprehensive income, which are reported in our consolidated statements of comprehensive income, consist of unrealized gains and losses on available-for-sale securities, unrealized gains and losses on SERP and a derivative financial liability related to an interest rate swap.

Stock Compensation Plans: In May 2006, our shareholders ratified the adoption of a new stock-based compensation plan to succeed the Monarch Bank 1999 Incentive Stock Option Plan. The 2006 Equity Incentive Plan authorizes the compensation committee to grant options, stock appreciation rights, stock awards, performance stock awards, and stock units to designated directors, officers, key employees, consultants and advisers to the Company and its subsidiaries. We are authorized through the Plan to issue up to 756,000 split-adjusted shares of our common stock plus the number of shares of our common stock outstanding under the 1999 Plan. The Plan also provides that no award may be granted more than 10 years after the May 2006 ratification date.
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
For additional information on Fair Value Measurements see Note 19.
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

In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments in this ASU apply to all entities that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. The amendments in this ASU provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

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

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. Companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. We have included the required disclosures from ASU 2013-02 in our consolidated financial statements.

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

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists.” The amendments in this ASU provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, similar tax loss, or tax credit carry-forward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward, except as follows. To the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the dis-allowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We are currently assessing the impact that ASU 2013-11 will have on our consolidated financial statements.

In January 2014, the FASB issued ASU 2014-01, “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. We are currently assessing the impact that ASU 2014-01 will have on our consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU clarify that if/when an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. We are currently assessing the impact that ASU 2014-04 will have on our consolidated financial statements.

NOTE 2 – INVESTMENT SECURITIES
Securities available-for-sale consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
U.S. government agency obligations	$45,542,209	$1,653	$(197,951)	$45,345,911
Mortgage-backed securities	1,572,910	10,980	(16,729)	1,567,161
Municipal securities	1,912,248	42,080	(45,640)	1,908,688
Corporate debt securities	—	—	—	—
	$49,027,367	$54,713	$(260,320)	$48,821,760

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
U.S. government agency obligations	$10,551,084	$38,076	$(15,318)	$10,573,842
Mortgage-backed securities	1,980,980	50,914	—	2,031,894
Municipal securities	1,392,811	129,401	—	1,522,212
Corporate debt securities	500,000	5,785	—	505,785
	$14,424,875	$224,176	$(15,318)	$14,633,733
The Company did not have any held-to-maturity or trading securities at December 31, 2013 or December 31, 2012.

The amortized cost and estimated fair value of securities, all of which are classified as available for sale, at December 31, 2013, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.
Securities available-for-sale:

	Amortized Cost	Fair Value
Due in one year or less	$30,499,810	$30,500,015
Due from one to five years	13,604,377	13,428,753
Due from five to ten years	2,598,478	2,537,984
Due after ten years	2,324,702	2,355,008
Total	$49,027,367	$48,821,760

The gross unrealized losses in our securities portfolio at December 31, 2013 and December 31, 2012 are as follows:
GROSS UNREALIZED LOSSES AND FAIR VALUE

As of December 31, 2013	Less than 12 months		12 months or more		Total
Securities Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency obligations	$45,093,426	$(233,515)	$973,195	$(26,805)	$46,066,621	$(260,320)
Mortgage-backed securities	—	—	—	—	—	—
Municipal securities	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—
Total temporarily impaired securities	$45,093,426	$(233,515)	$973,195	$(26,805)	$46,066,621	$(260,320)

As of December 31, 2012	Less than 12 months		12 months or more		Total
Securities Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency obligations	$5,984,335	$(15,318)	$—	$—	$5,984,335	$(15,318)
Mortgage-backed securities	—	—	—	—	—	—
Municipal securities	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—
Total temporarily impaired securities	$5,984,335	$(15,318)	$—	$—	$5,984,335	$(15,318)

There are thirty five investments in our securites portfolio that had unrealized losses as of 12/31/2013. Of these, two investments have been in a continuous unrealized loss position for more than 12 months. Both investments are agency securities with a amortized value of $1,000,000 and fair value of $973,195. We have the ability to carry these investments to the final maturity of the instruments. Other-than-temporarily impaired (“OTTI”) guidance for investments states that an impairment is OTTI if any of the following conditions exist: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or, the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). An impaired security identified as OTTI should be separated and losses should be recognized in earnings. Based on this guidance, there were no securities considered OTTI at December 31, 2013 or December 31, 2012 and there were no losses related to OTTI recognized in accumulated other comprehensive income at either, December 31, 2013 or 2012.
All of our mortgage-backed securities are government agency issued. The carrying value of our government agency issued mortgage backed securities was $1,567,161 or 100% of the total mortgage-backed securities at December 31, 2013 and $2,031,894 or 100% at December 31, 2012.
Securities with carrying values of $3,588,667 were pledged to secure public deposits and borrowings from the Federal Home Loan Bank of Atlanta at December 31, 2013 and securities with carrying values of $3,143,405 were pledged to secure bankruptcy deposits, public deposits and borrowings from the Federal Home Loan Bank of Atlanta at December 31, 2012.

We recorded a gross realized gain on the call of an available-for-sale investment of $0, $920 and $3,107 in 2013, 2012 and 2011, respectively. Proceeds from maturities, sales, pay downs and calls of investment securities were $3,941,512, $4,788,366 and $88,684,829 for 2013, 2012 and 2011, respectively.

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents the changes in accumulated other comprehensive income, by category, net of tax:

Accumulated Other Comprehensive Income
	Unrealized Loss on Supplemental Executive's Retirement Plan	Unrealized (Loss) Gains on Securities	Unrealized Loss on Interest Rate Swap	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2012	$—	$137,847	$(337,869)	$(200,022)
Net change for the year ended December 31, 2013	(139,315)	(271,491)	191,332	(219,474)
Balance at December 31, 2013	$(139,315)	$(133,644)	$(146,537)	$(419,496)

Balance at December 31, 2011	$—	$88,695	$(451,723)	$(363,028)
Net change for the year ended December 31, 2012	—	49,152	113,854	163,006
Balance at December 31, 2012	$—	$137,847	$(337,869)	$(200,022)

Balance at December 31, 2010	$—	$77,141	$(410,388)	$(333,247)
Net change for the year ended December 31, 2011	—	11,554	(41,335)	(29,781)
Balance at December 31, 2011	$—	$88,695	$(451,723)	$(363,028)

An unrealized loss of $143,176, net of tax, associated with a change in the discount rate on the Company's Supplemental Executive's Retirement Plan ("SERP") from 5.85% to 4.50%, was moved into other comprehensive income in the second quarter of 2013. Expense of $3,861 related to SERP was also re-classed out of other comprehensive income into other expense in earnings during the year ended December 31, 2013. Security gains of 920 and $3,107 were re-classed out of accumulated other comprehensive earnings into gain on sale/call of securities during the years ended December 31, 2012 and 2011.

NOTE 4 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES
Loans held for investment consisted of the following at December 31:

	2013	2012
Commercial	$119,367,962	$91,803,951
Real estate
Construction	155,551,690	154,297,386
Residential (1-4 family)	89,846,277	92,497,460
Home equity lines	67,177,011	71,491,139
Multifamily	27,392,561	20,032,586
Commercial	250,178,584	227,813,983
Real estate subtotal	590,146,123	566,132,554
Consumers
Consumer and installment loans	2,911,397	3,025,471
Overdraft protection loans	71,009	49,716
Loans to individuals subtotal	2,982,406	3,075,187
Total gross loans	712,496,491	661,011,692
Allowance for loan losses	(9,061,369)	(10,910,000)
Loans net of allowance for loan losses	703,435,122	650,101,692
Unamortized loan costs, net of deferred fees	174,976	82,470
Total net loans	$703,610,098	$650,184,162
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
Our loans held for investment portfolio is divided into three loan types; commercial, real estate and consumer. Some of these loan types are further broken down into classes. The commercial loan portfolio, which is not broken down further, includes commercial and industrial loans which are usually secured by the assets being financed or other business assets. The real estate loan portfolio is broken down into construction, residential 1-4 family, home equity lines, multifamily, and commercial real estate loan segments. The consumer loan portfolio is segmented into consumer and installment loans, and overdraft protection loans.

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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation or sale of the income producing property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type. This diversity helps reduce our exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on purpose, collateral, geography, cash flow, loan to value and risk grade criteria. As a general rule, we avoid financing special purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2013, approximately 40% and at December 31, 2012, approximately 48% of the outstanding principal balance of our commercial real estate loan portfolio was secured by owner-occupied properties.
With respect to loans to developers and builders that are secured by non-owner occupied properties that we may originate from time to time, we generally require the borrower to have an existing relationship with the Company and a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based on estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of considerable funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate source of repayment being sensitive to interest rate changes, supply and demand, and governmental regulation of real property, general economic conditions and the availability of long-term financing.
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
We designate loans within our loans held for investment portfolio as either "pass" or "watch list" based on nine numerical risk grades which are assigned to loans. These numeric designations represent, from best to worst: minimal, modest, average, acceptable, acceptable with care, special mention, substandard, doubtful and loss. Special mention, substandard, doubtful and loss risk grades are watch list. A loan risk graded as loss is generally charged-off when identified. A loan risk graded as doubtful is considered watch list and classified as nonaccrual. There were no loans in our portfolio classified as doubtful or loss on December 31, 2013 or December 31, 2012. Special mention and substandard loans are considered watch list and may or may not be classified as nonaccrual, based on current performance. Watch list graded loans or relationships are evaluated individually to determine if all, or a portion, of our investment in the borrower is at risk. If a risk is quantified, a specific loss allowance will be assigned to the identified loan or relationship. We evaluate our investment in the borrower using either the present value of expected future cash flows, discounted at the historical effective interest rate of the loan, or for a collateral-dependent loan, the fair value of the underlying collateral.
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
This change in methodology for evaluating additional risk inherent in our satisfactory risk groups is applied to December 31, 2013. However, at December 31, 2012 pass loans were evaluated for loss based on risk rating. Loans with a risk rating of modest to acceptable with care were assigned an expected loss factor based on their lower risk profiles. The loss factor, which was multiplied by the outstanding principal within each risk grade to arrive at an overall loss estimate, was based on a three-year moving average “look-back” at our historical losses, adjusted for environmental risk factors described below. We believe a four year average is more indicative of the loss currently remaining in our loan portfolio.
Additional metrics, in the form of environmental risk factors, may be applied to a specific class or risk grade of loans within the portfolio based on local or national trends, identifiable events or other economic factors. For the period ended December 31, 2013, nine environmental factors; five internal and four external, were applied to the general risk grade groups. The five internal environmental factors took into consideration the potential risk due to changes within the Company. These factors addressed any changes in 1.) the strength and depth of management, 2.) lending policies and procedures, 3.) the nature, volume and terms of various portfolios, 4.) the quality of loan review and 5.) the effects of concentrations of credit and changes in those levels. The four external factors considered risks associated with events and circumstances outside of Company control. The first factor addressed the potential impact of legal change, regulatory change and new competition in the market. The second factor took into consideration changes in international, national and local economic conditions. The third looked at changes in risk taken due to competitive pressure. The final external environmental factor addressed the risk associated with the government's management of fiscal policy and its potential impact on our local economy.
At December 31, 2012, there were five external environmental factors. The first of the five external environmental factors was applied to our real estate construction loans due to the concentration in our portfolio. The second environmental factor was applied to our home equity lines based on delinquency rates. The third environmental factor was applied to all satisfactory loans based on economic conditions, including local unemployment and gross regional product. The fourth environmental factor was applied to all pass loans based on trends in our nonperforming assets. The final environmental factor, which was added in the 4th quarter of 2012, was related to Sequestration; automatic cuts in the budgets of both the defense and other discretionary federal programs associated with the Fiscal Cliff. Certain actions to avoid the Fiscal Cliff served to temporarily defer decisions on programs which could have an impact on the local economy.
The assumptions used to determine the allowance are reviewed to ensure that their theoretical foundation, data integrity, computational processes, and reporting practices are appropriate and properly documented.
Summary of changes in our methodology for estimating the allowance for loan losses:
•No change was made to the accounting for impaired credits.

•
Our satisfactory loan methodology was refined to more clearly represent loan characteristics. Loans are pooled by loan class and purpose and a loss factor is assigned to the pool based on a four-year moving loss history for that pool. Our prior methodology was to apply a three-year moving portfolio loss history to all classes.

•	Four internal environmental factors have been added in 2013 to consider risks associated with changes within the Company.

•	The first of the five external environmental factors has moved to an internal factor addressing concentrations in the portfolio.

•	The remaining four external environmental factors have been modified to allow a more comprehensive approach to our loan portfolio rather than a loan type.

Effect of Changes in Methodology
December 31, 2013	Calculated Provision Based on New Methodology	Calculated Provision Based on Prior Methodology	Difference
Commercial	$1,761,697	$2,200,979	$(439,282)
Real estate
Construction	(1,421,978)	(1,303,556)	(118,422)
Residential (1-4 family)	249,346	(339,415)	588,761
Home equity lines	1,214,881	123,055	1,091,826
Multifamily	(230,946)	(60,972)	(169,974)
Commercial	(1,597,267)	(221,597)	(1,375,670)
Real estate subtotal	(1,785,964)	(1,802,485)	16,521
Consumers
Consumer and installment loans	66,251	71,727	(5,476)
Overdraft protection loans	582	2,322	(1,740)
Loans to individuals subtotal	66,833	74,049	(7,216)
Unallocated	(42,566)	(472,543)	429,977
Total provision for (recovery of) loan losses	$—	$—	$—

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

A summary of our loan portfolio by class and delineated between pass and watch list as of December 31, 2013 and December 31, 2012 is as follows:

	December 31, 2013
		Watch List			Weighted Average
	Pass	Special Mention	Substandard	Total	Risk Grade
Commercial	$112,512,939	$12,891	$6,842,132	$119,367,962	3.45
Real estate
Construction	147,478,248	978,247	7,095,195	155,551,690	3.77
Residential (1-4 family)	80,560,400	3,329,470	5,956,407	89,846,277	4.22
Home equity lines	65,790,766	—	1,386,245	67,177,011	4.13
Multifamily	26,078,523	1,005,985	308,053	27,392,561	3.70
Commercial	242,167,855	2,295,326	5,715,403	250,178,584	3.73
Real estate subtotal	562,075,792	7,609,028	20,461,303	590,146,123	3.85
Consumers
Consumer and installment loans	2,823,254	—	88,143	2,911,397	4.10
Overdraft protection loans	71,009	—	—	71,009	4.43
Loans to individuals subtotal	2,894,263	—	88,143	2,982,406	4.11
Total gross loans	$677,482,994	$7,621,919	$27,391,578	$712,496,491	3.79

	December 31, 2012
		Watch List			Weighted Average
	Pass	Special Mention	Substandard	Total	Risk Grade
Commercial	$87,322,926	$1,607,857	$2,873,168	$91,803,951	3.72
Real estate
Construction	139,899,273	5,779,104	8,619,009	154,297,386	3.99
Residential (1-4 family)	83,633,577	2,776,659	6,087,224	92,497,460	4.27
Home equity lines	69,908,614	240,209	1,342,316	71,491,139	4.11
Multifamily	17,763,961	50,000	2,218,625	20,032,586	4.17
Commercial	220,153,680	1,828,487	5,831,816	227,813,983	3.97
Real estate subtotal	531,359,105	10,674,459	24,098,990	566,132,554	4.05
Consumers
Consumer and installment loans	2,883,660	—	141,811	3,025,471	4.16
Overdraft protection loans	49,695	—	21	49,716	4.21
Loans to individuals subtotal	2,933,355	—	141,832	3,075,187	4.16
Total gross loans	$621,615,386	$12,282,316	$27,113,990	$661,011,692	4.00

There were no loans classified as doubtful or loss included in our loan portfolio at December 31, 2013 or December 31, 2012.

An aging of our loan portfolio by class as of December 31, 2013 and December 31, 2012 is as follows:
Age Analysis of Past Due Loans

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Recorded Investment > 90 days and Accruing	Recorded Investment Nonaccrual Loans
December 31, 2013
Commercial	$15,000	$362,103	$—	$377,103	$118,990,859	$—	$—
Real estate
Construction	126,164	—	231,398	357,562	155,194,128	—	357,561
Residential (1-4 family)	2,056,872	12,554	1,151,809	3,221,235	86,625,042	472,052	825,964
Home equity lines	49,338	61,526	—	110,864	67,066,147	—	552,193
Multifamily	—	—	—	—	27,392,561	—	—
Commercial	—	—	—	—	250,178,584	—	—
Real estate subtotal	2,232,374	74,080	1,383,207	3,689,661	586,456,462	472,052	1,735,718
Consumers
Consumer and installment loans	213,666	12,087	—	225,753	2,685,644	—	4,352
Overdraft protection loans	—	—	—	—	71,009	—	—
Loans to individuals subtotal	213,666	12,087	—	225,753	2,756,653	—	4,352
Total gross loans	$2,461,040	$448,270	$1,383,207	$4,292,517	$708,203,974	$472,052	$1,740,070
December 31, 2012
Commercial:	$701,397	$56,520	$617,394	$1,375,311	$90,428,640	$—	$617,394
Real estate
Construction	295,937	—	385,805	681,742	153,615,644	—	1,028,188
Residential (1-4 family)	1,538,595	—	525,150	2,063,745	90,433,715	—	930,883
Home equity lines	318,108	349,914	—	668,022	70,823,117	—	586,239
Multifamily	—	—	—	—	20,032,586	—	—
Commercial	—	—	247,954	247,954	227,566,029	152,880	95,074
Real estate subtotal	2,152,640	349,914	1,158,909	3,661,463	562,471,091	152,880	2,640,384
Consumers
Consumer and installment loans	124,073	—	127,850	251,923	2,773,548	—	141,811
Overdraft protection loans	21	—	—	21	49,695	—	—
Loans to individuals subtotal	124,094	—	127,850	251,944	2,823,243	—	141,811
Total gross loans	$2,978,131	$406,434	$1,904,153	$5,288,718	$655,722,974	$152,880	$3,399,589

A summary of the activity in the allowance for loan losses account is as follows:
Allocation of the Allowance for Loan Losses
For the Years Ended December 31, 2013, 2012 and 2011

		Real Estate
2013	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for credit losses:
Beginning balance	$1,749,641	$2,360,707	$1,545,315	$1,402,448	$290,532	$2,882,398
Charge-offs	(2,468,074)	—	(148,766)	(582,480)	—	—
Recoveries	175,991	1,039,591	39,607	98,067	—	20,000
Provision	1,761,697	(1,421,978)	249,346	1,214,881	(230,946)	(1,597,267)
Ending balance	$1,219,255	$1,978,320	$1,685,502	$2,132,916	$59,586	$1,305,131
Ending balance
Individually evaluated for impairment	$712,699	$736,248	$274,259	$510,118	$—	$616,393
Collectively evaluated for impairment	$506,556	$1,242,072	$1,411,243	$1,622,798	$59,586	$688,738
Financing receivables:
Ending balance	$119,367,962	$155,551,690	$89,846,277	$67,177,011	$27,392,561	$250,178,584
Ending balance: individually evaluated for impairment	$6,842,132	$7,095,195	$5,956,407	$1,386,245	$308,053	5,715,403
Ending balance: collectively evaluated for impairment	$112,525,830	$148,456,495	$83,889,870	$65,790,766	$27,084,508	$244,463,181

	Consumers
	Consumer and installment loans	Overdraft protection	Unallocated	Total
Allowance for credit losses:
Beginning balance	$55,192	$501	$623,266	$10,910,000
Charge-offs	(22,759)	(416)	—	(3,222,495)
Recoveries	587	21	—	1,373,864
Provision	66,251	582	(42,566)	—
Ending balance	$99,271	$688	$580,700	$9,061,369
Ending balance
Individually evaluated for impairment	$83,792	$—	$—	$2,933,509
Collectively evaluated for impairment	$15,479	$688	$580,700	$6,127,860
Financing receivables:
Ending balance	$2,911,397	$71,009	$—	$712,496,491
Ending balance: individually evaluated for impairment	$88,143	$—	$—	$27,391,578
Ending balance: collectively evaluated for impairment	$2,823,254	$71,009	$—	$685,104,913

		Real Estate
2012	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for credit losses:
Beginning balance	$1,946,528	$1,426,135	$2,733,263	$1,070,309	$345,770	$2,223,506
Charge-offs	(835,052)	(532,502)	(2,239,163)	(602,058)	—	(134,015)
Recoveries	66,848	151,068	196,526	74,382	—	119
Provision	571,317	1,316,006	854,689	859,815	(55,238)	792,788
Ending balance	$1,749,641	$2,360,707	$1,545,315	$1,402,448	$290,532	$2,882,398
Ending balance
Individually evaluated for impairment	$814,300	$740,003	$635,110	$626,677	$113,094	$512,762
Collectively evaluated for impairment	$935,341	$1,620,704	$910,205	$775,771	$177,438	$2,369,636
Financing receivables:
Ending balance	$91,803,951	$154,297,386	$92,497,460	$71,491,139	$20,032,586	$227,813,983
Ending balance: individually evaluated for impairment	$2,873,169	$9,172,773	$5,614,836	$1,497,695	$2,218,625	$5,984,697
Ending balance: collectively evaluated for impairment	$88,930,782	$145,124,613	$86,882,624	$69,993,444	$17,813,961	$221,829,286

	Consumers
	Consumer and installment loans	Overdraft protection	Unallocated	Total
Allowance for credit losses:
Beginning balance	$27,099	$4,370	$153,020	$9,930,000
Charge-offs	—	—	—	(4,342,790)
Recoveries	2,456	258	—	491,657
Provision	25,637	(4,127)	470,246	4,831,133
Ending balance	$55,192	$501	$623,266	$10,910,000
Ending balance
Individually evaluated for impairment	$24,410	$—	$—	$3,466,356
Collectively evaluated for impairment	$30,782	$501	$623,266	$7,443,644
Financing receivables:
Ending balance	$3,025,471	$49,716	$—	$661,011,692
Ending balance: individually evaluated for impairment	$141,811	$21	$—	$27,503,627
Ending balance: collectively evaluated for impairment	$2,883,660	$49,695	$—	$633,508,065

		Real Estate
2011	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for credit losses:
Beginning balance	$919,774	$1,931,797	$2,114,094	$2,443,275	$146,923	$1,308,073
Charge-offs	(907,116)	(798,943)	(983,445)	(3,158,030)	—	(276,361)
Recoveries	55,398	65,100	196,478	367,442	—	10
Provision	1,878,472	228,181	1,406,136	1,417,622	198,847	1,191,784
Ending balance	$1,946,528	$1,426,135	$2,733,263	$1,070,309	$345,770	$2,223,506
Ending balance
Individually evaluated for impairment	$1,306,744	$307,429	$2,073,889	$393,003	$131,601	$570,648
Collectively evaluated for impairment	$935,341	$1,620,704	$910,205	$775,771	$177,438	$2,369,636
Financing receivables:
Ending balance	$81,209,758	$139,255,002	$85,750,291	$74,870,706	$26,710,732	$196,198,979
Ending balance: individually evaluated for impairment	$6,631,666	$14,011,766	$9,250,139	$1,947,178	$2,302,727	$7,829,251
Ending balance: collectively evaluated for impairment	$74,578,092	$125,243,236	$76,500,152	$72,923,528	$24,408,005	$188,369,728

	Consumers
	Consumer and installment loans	Overdraft protection	Unallocated	Total
Allowance for credit losses:
Beginning balance	$84,384	$466	$89,014	$9,037,800
Charge-offs	(960)	(1,745)	—	(6,126,600)
Recoveries	12,447	2,038	—	698,913
Provision	(68,772)	3,611	64,006	6,319,887
Ending balance	$27,099	$4,370	$153,020	$9,930,000
Ending balance
Individually evaluated for impairment	$—	$—	$—	$4,783,314
Collectively evaluated for impairment	$30,782	$501	$623,266	$7,443,644
Financing receivables:
Ending balance	$3,548,466	$58,232	$—	$607,602,166
Ending balance: individually evaluated for impairment	$20,364	$—	$—	$41,993,091
Ending balance: collectively evaluated for impairment	$3,528,102	$58,232	$—	$565,609,075

A loan is considered impaired when, based on current information and events; it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. In addition to loans 90 days past due and still accruing and nonaccrual loans, all restructured loans, all loans risk graded doubtful or substandard and a portion of the loans risk graded special mention qualify, by definition, as impaired. Loans 90 days past due and still accruing totaling $472,052 and nonaccrual loans totaling $1,740,070 are included in impaired loans at December 31, 2013. Loans 90 days past due and still accruing totaling $152,880 and nonaccrual loans totaling $3,399,589 are included in impaired loans at December 31, 2012.

The following table summarizes our impaired loans at December 31, 2013 and 2012.

Impaired Loans
	With No Related Allowance
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
December 31, 2013
Commercial	$776,894	$776,894	$773,156	$62,141
Real estate
Construction	4,790,328	4,790,328	5,211,772	287,107
Residential (1-4 family)	4,800,479	5,057,318	4,968,002	230,432
Home equity lines	666,794	714,083	714,644	4,062
Multifamily	308,053	308,053	325,385	21,972
Commercial	2,725,290	2,725,290	3,066,767	216,296
Consumers
Consumer and installment loans	4,351	5,543	10,700	—
Overdraft protection loans	—	—	—	—
Total	$14,072,189	$14,377,509	$15,070,426	$822,010
December 31, 2012
Commercial	$825,394	$825,394	$760,792	$62,110
Real estate
Construction	7,207,772	7,210,931	6,702,688	421,973
Residential (1-4 family)	2,100,256	2,168,389	2,306,738	86,691
Home equity lines	684,193	697,436	698,055	20,719
Multifamily	1,815,531	1,815,530	1,830,497	131,377
Commercial	525,941	525,941	461,961	32,586
Consumers
Consumer and installment loans	13,961	13,961	17,336	1,773
Overdraft protection loans	21	21	202	16
Total	$13,173,069	$13,257,603	$12,778,269	$757,245

	With Related Allowance
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2013
Commercial	$6,065,238	$6,065,238	$712,699	$7,909,717	$516,400
Real estate
Construction	2,304,867	2,336,216	736,248	2,336,327	108,594
Residential (1-4 family)	1,155,928	1,161,148	274,259	1,036,338	47,930
Home equity lines	719,451	719,451	510,118	720,206	41,035
Multifamily	—	—	—	—	—
Commercial	2,990,113	2,990,113	616,393	3,097,242	443,415
Consumers
Consumer and installment loans	83,792	83,792	83,792	11,124	472
Overdraft protection loans	—	—	—	—	—
Total	$13,319,389	$13,355,958	$2,933,509	$15,110,954	$1,157,846
December 31, 2012
Commercial	$2,047,775	$2,063,051	$814,300	$2,216,832	$98,773
Real estate
Construction	1,965,001	2,020,509	740,003	2,214,060	84,621
Residential (1-4 family)	3,514,580	3,543,639	635,110	3,540,771	205,329
Home equity lines	813,502	813,502	626,677	813,876	32,890
Multifamily	403,094	403,094	113,094	407,157	22,790
Commercial	5,458,756	5,558,755	512,762	3,803,834	486,785
Consumers
Consumer and installment loans	127,850	127,850	24,410	130,015	6,160
Overdraft protection loans	—	—	—	—	—
Total	$14,330,558	$14,530,400	$3,466,356	$13,126,545	$937,348
Interest received in cash and recognized on impaired loans was $1,924,008, $1,694,593 and $3,056,490 for 2013, 2012 and 2011, respectively.
Restructured loans are loans for which it has been determined the borrower will not be able to perform under the original terms of the loan agreement and a concession has been made to those terms that would not otherwise have been considered. If the value of a restructured loan is determined to be less than the recorded investment in the loan, a valuation allowance is created with a corresponding charge-off to the allowance for loan losses and any collection of interest and principal are recorded as recoveries to the allowance for loan losses until all charged-off balances are fully recovered. Measurement of the value of a restructured loan is generally based on the present value of expected future cash flows discounted at the loan’s effective interest rate, unless in the case of collateral-dependent loans, the observable market price, or the fair value of the collateral can be readily determined. Restructured loans are reevaluated periodically and additional adjustments to the carrying value may be made. In addition, if it is determined the borrower is unable to perform under the modified terms, further steps, such as a full charge-off or foreclosure may be taken. We did not have any commitments to lend additional funds on restructured loans at December 31, 2013 or 2012.
We currently have five loans classified as restructured loans; two residential 1-4 family loan for $263,624 and two commercial real estate loans for $4,568,883 and one consumer loan for $83,792. At December 31, 2013, all restructured loans, which total $4,716,299 are current. There were three loans restructured during the year ended December 31, 2013. We did not have any defaults on restructured loans within twelve months of restructuring during the years ended December 31, 2013 and 2012.

Additional information on restructured loans during the period is as follows:
Troubled Debt Restructurings

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Year Ended December 31, 2013	3	$5,356,097	$3,485,320
Year Ended December 31, 2012	1	$632,670	$632,670
Troubled Debt Restructurings That Subsequently Defaulted

	Number of Contracts	Recorded Investment
Year Ended December 31, 2013	None	$—	$—
Year Ended December 31, 2012	None	$—	$—
NOTE 5 – OTHER REAL ESTATE
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
Information on other real estate:

	2013		2012		2011
	Balance	Number	Balance	Number	Balance	Number
January 1,	$—	—	$3,368,700	6	$1,744,700	5
Balance moved into other real estate	397,037	2	725,075	3	5,359,004	15
	397,037	2	4,093,775	9	7,103,704	20
Write down of property charged to operations	—		(592,575)		(574,192)
Payments received after foreclosure	—		—		—
Properties sold	(95,074)	(1)	(3,501,200)	(9)	(3,160,812)	(14)
Balance December 31,	$301,963	1	$—	—	$3,368,700	6
Gross gains of sale of other real estate	$—		$186,744		$195,533
Gross losses on sale of other real estate	(3,020)		(34,788)		(145,813)
Write down of property charged to operations	—		(592,575)		(574,192)
Rental income, other real estate	—		10,030		—
Other real estate expense	(7,098)		(72,080)		(324,051)
Foreclosed property expense	$(10,118)		$(502,669)		$(848,523)

NOTE 6 – PROPERTY AND EQUIPMENT
Property and equipment consist of the following at December 31:

	2013	2012
Buildings	$15,524,095	$14,352,110
Land	7,747,480	7,748,480
Leasehold improvements	3,556,691	1,674,018
Equipment, furniture and fixtures	12,366,665	9,650,740
	39,194,931	33,425,348
Less accumulated depreciation	(10,313,395)	(7,977,793)
Property and equipment, net	$28,881,536	$25,447,555
Depreciation expense of $2,424,478, $1,960,822 and $1,709,145 was included in occupancy and equipment expense for 2013, 2012 and 2011, respectively.
We have thirty-seven non-cancellable leases for premises. The lease terms are from one to thirty years and have various renewal dates. Rental expense was $3,964,392 , $3,420,539 and $2,776,355 in 2013, 2012 and 2011, respectively. Minimum lease payments for succeeding years pertaining to these non-cancellable operating leases are as follows:

2014	$3,279,413
2015	2,468,050
2016	2,016,820
2017	1,964,643
2018	1,009,771
Thereafter	7,569,207
$18,307,904
NOTE 7 – GOODWILL AND INTANGIBLE ASSETS
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
Information concerning intangible assets and goodwill attributable to the Maryland mortgage office acquired on August 10, 2007 is presented in the following table:

	December 31,		Acquisition
	2013	2012	Cost
Amortizable intangible assets, net	$104,167	$282,739	$1,250,000
Goodwill	775,000	775,000	775,000
Amortization expense	178,572	178,572

Estimated Amortization Expense:
For the year ended 12/31/2014	104,167
$104,167
Annual impairment review indicated that goodwill was not impaired in 2013 or 2012.

NOTE 8 – RESTRICTED EQUITY SECURITIES
Restricted equity securities are securities that do not have a readily determinable fair value and lack a market. Therefore, they are carried at cost. The following table represents balances as of December 31, 2013 and 2012, respectively:

	2013	2012
Federal Reserve Bank Stock	$2,034,550	$2,122,100
Federal Home Loan Bank Stock	1,515,000	10,107,400
Community Bankers Bank Stock	133,700	133,700
Total restricted equity securities	$3,683,250	$12,363,200
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
NOTE 9 – DEPOSITS
Interest-bearing deposits for the years ending December 31, 2013 and December 31, 2012 are as follows:

	2013	2012
Interest bearing demand	$55,527,954	$65,368,503
Money market accounts	374,461,494	335,898,654
Savings accounts	22,137,321	22,127,493
Certificates of deposit $100,000 and over	174,759,703	205,147,049
Other time deposits	59,340,519	83,119,678
Total interest-bearing deposits	$686,226,991	$711,661,377
Scheduled maturities for time deposits as of December 31, 2013 are as follows:

Year Maturing
2014	$168,213,434
2015	43,978,333
2016	14,312,740
2017	6,653,228
2018	942,487
Thereafter	—
$234,100,222
Brokered money market balances included in money markets totaled $44,636,438 and $46,050,329 at December 31, 2013 and 2012, respectively. CDARS balances included in certificates of deposit $100,000 and over totaled $59,135,288 and $101,094,466 at year end 2013 and 2012, respectively.
NOTE 10 – BORROWINGS
We have federal funds arrangements with five financial institutions that provide approximately $61.0 million of unsecured short-term borrowing capacity. As of December 31, 2013 and 2012, there were no outstanding balances on these federal funds lines of credits. Information concerning federal funds purchased is summarized, as follows:

	2013	2012
Average balance during the year	$32,161	$516,624
Average interest rate during the year	0.79%	0.79%
Maximum month end balance during the year	$—	$4,350,000

We are a member of the Federal Home Loan Bank of Atlanta (“FHLB”) and as such, we may borrow funds based on criteria established by the FHLB. We are allowed under our lines of credit to borrow up to 30% of assets, or approximately $303,994,645, if collateralized, as of December 31, 2013. We have two borrowing programs with FHLB. Under our primary program, we have pledged blanket liens on our portfolio of 1-4 family residential loans, our home equity lines of credit/loans portfolio, and on qualifying commercial real estate loans. Additionally, investment securities with collateral fair values of $126,312 at December 31, 2013 and $170,608 at December 31, 2012 were also pledged to secure any advances. In February 2009, we negotiated an additional line of credit with FHLB that is secured by a portion of our loans held for sale (“LHFS”). We pledge these loans, which have been sold to FHLB approved investors, as collateral. In return, we are allowed to borrow up to 92% of these loans for 120 days.
As of December 31, 2013, we could borrow approximately $97.8 million, and as of December 31, 2012, we could borrow approximately $85.8 million, under our primary line, based upon collateral pledged. In both years, this line is reduced by $8.0 million, which has been pledged as collateral for public funds. In addition, we had one fixed rate advance outstanding on the line of $1,175,485 at December 31, 2013 and $1,275,462 at December 31, 2012
The fixed rate advance, which totaled $1,175,485 in 2013 and $1,275,462 in 2012, matures September 28, 2015, bears a fixed interest rate of 4.96% throughout the term and was utilized to match fund ten-year amortizing loans to clients.
We could borrow up to $46.8 million under our LHFS line at December 31, 2013 and $220.9 million at December 31, 2012. We had total borrowings of $0 and $193,023,061 at December 31, 2013 and 2012, respectively. The 2012 advance, which was repaid on March 31, 2013, had a variable interest rate that was 0.86% as of December 31, 2012.
Should we ever desire to increase the line of credit beyond the 30% limit, the FHLB would allow borrowings of up to 40% of total assets once we met specific eligibility criteria.
Other information concerning FHLB advances is summarized below:

	2013	2012
Average balance during the year	$48,423,774	$40,770,115
Average interest rate during the year	0.63%	0.93%
Maximum month end balance during the year	$148,217,804	$194,298,523

In June 2012, Monarch Financial Holdings, Inc., secured a short term holding company line of credit from PNC Bank of Pittsburgh, PA in the amount of $5.0 million, which expired June 7, 2013. The line was held at the holding company level and was used as a capital infusion into the Bank which qualified as Tier 1 capital for the Bank. PNC Bank renewed the line for six months until December 7, 2013. However, Monarch chose not to utilize the line and did not seek renewal in December.

NOTE 11 – TRUST PREFERRED SUBORDINATED DEBT
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

NOTE 12 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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
Our credit exposure, if any, on the interest rate swap is limited to the net favorable value (net of any collateral pledged) and interest payments of the swap by the counterparty. Conversely, when an interest rate swap is in a liability position we are required to have collateral on deposit at PNC which is evaluated daily and adjusted based on the fair value of the hedge on the last day of the month. The fair value of this swap instrument was a liability of approximately $225,000 and $512,000 at December 31, 2013 and 2012, respectively. Our collateral requirement on December 31, 2013 and 2012 was $250,000 and $525,000, respectively.
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
Although, we have board approval to participate in a mandatory delivery program, we did not participate in such a program in 2013 or 2012. We did, however participate in the program early in 2011 but withdrew from the program due to market volatility. Losses associated with the mandatory delivery program in 2011 were $153,000.
NOTE 13 – PUBLIC OFFERING OF PREFERRED STOCK
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
This stock was convertible at the option of the shareholder into 3.75 shares of common stock (which reflects a split adjusted original conversion price of $6.67 per share of common stock), subject to some adjustments. It also carried a convertible option for the Company that could be exercised if for 20 trading days within any period of 30 consecutive trading days, the closing price of common stock exceeded 130% of the then applicable conversion price (split adjusted price $8.67).

The Series B preferred stock was also redeemable by us, in whole or in part, on or after the third anniversary of the issue date, or November 30, 2012, for the liquidation amount of $25.00 per share plus any undeclared and unpaid dividends.
In June 2012, holders of our Series B preferred stock began exercising their option to convert to common stock. On March 8, 2013, the Company force converted all remaining shares of Series B preferred stock. At March 31, 2013, there were no remaining shares of Series B preferred stock outstanding. The table below summarizes conversion activity. There were no dividends paid on Series B preferred stock in 2013. Dividends declared on the outstanding shares of Series B noncumulative convertible perpetual preferred stock were $1,402,532 in 2012.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares of Preferred Stock Converted to Common Stock	Total Number of Shares of Common Stock After Conversion	Total Number of Preferred Shares Remaining to Convert	Maximum Number of Post Conversion Whole Shares Remaining That May Yet Be Converted
2013
March 1, 2013 - March 8, 2013	271,020	1,016,312	—	—
February 1, 2013 - February 28, 2013	172,074	645,264	271,020	1,016,325
January 1, 2013 - January 31, 2013	38,029	142,608	443,094	1,661,602
2012
December 1, 2012 - December 31, 2012	6,966	26,121	481,123	1,804,211
November 1, 2012 - November 30, 2012	147,456	552,959	488,089	1,830,333
October 1, 2012 - October 31, 2012	153,355	575,073	635,545	2,383,293
June 1, 2012 - June 30, 2012	11,100	41,623	788,900	2,958,375

NOTE 14 – INCOME TAXES
The principal components of income tax benefit (expense) for 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Current
Federal	$(4,828,782)	$(7,817,250)	$(3,757,662)
State	(474,564)	(477,209)	(363,556)
Equity adjustment	(233,634)	(27,120)	6,954
	(5,536,980)	(8,321,579)	(4,114,264)
Deferred
Federal	(846,636)	884,082	651,458
State	(2,424)	10,712	44,114
	(849,060)	894,794	695,572
Total
Federal	(5,675,418)	(6,933,168)	(3,106,204)
State	(476,988)	(466,497)	(319,442)
Equity adjustment	(233,634)	(27,120)	6,954
	$(6,386,040)	$(7,426,785)	$(3,418,692)

Differences between income tax expense calculated at the statutory rate and that shown in the statement of income for 2013, 2012 and 2011 are summarized, as follows:

	2013	2012	2011
Federal income tax expense at statutory rate	$(6,116,966)	$(7,088,077)	$(3,314,026)
Tax effect of:
Income taxed at 35%	—	—	(427,353)
BOLI cash surrender value (decrease) increase	82,732	79,413	206,596
Meals and entertainment	(115,058)	(160,890)	(111,522)
State and local income taxes	(321,475)	(297,768)	(191,894)
Other	84,727	40,537	419,507
Income tax expense	$(6,386,040)	$(7,426,785)	$(3,418,692)

We have the following deferred tax assets and liabilities at December 31, 2013, 2012 and 2011:

	December 31,
	2013	2012	2011
Deferred tax assets:
Bad debt provision	$3,320,139	$3,967,692	$3,632,576
Available for sale securities	225,883	103,042	187,014
Deferred gain on sale/leaseback	—	—	59,794
Deferred compensation	651,386	483,580	404,432
Reserve for available for sale loan repurchase	1,162,199	1,237,049	726,568
Premium amortization on securities	8,557	734	—
Other	744,806	588,690	676,219
Total deferred tax assets	6,112,970	6,380,787	5,686,603
Deferred tax liabilities:
Fixed assets	(1,644,419)	(1,207,059)	(1,337,824)
Premium amortization on securities	—	—	(5,424)
Other	(129,781)	(108,739)	(89,187)
Total deferred tax liabilities	(1,774,200)	(1,315,798)	(1,432,435)
Net deferred tax assets	$4,338,770	$5,064,989	$4,254,168
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered in income. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. Management has evaluated the effect of the guidance provided by U.S. GAAP on Accounting for Uncertainty in Income Taxes, and all other tax positions that could have a significant effect on the financial statements and determined the Company had no uncertain material income tax positions at December 31, 2013.
We file income tax returns in the U.S. federal jurisdiction and the states of Virginia, Maryland, North Carolina and South Carolina. With few possible exceptions, we are no longer subject to U.S. or state income tax examinations by tax authorities for the years prior to 2010.
NOTE 15 – COMMITMENTS AND CONTINGENCIES
We have outstanding at any time a significant dollar amount of commitments to extend credit. To accommodate major customers, we also provide standby letters of credit and guarantees to third parties. Those arrangements are subject to strict credit control assessments. Guarantees and standby letters of credit specify limits to our obligations. The amounts of loan commitments, guarantees and standby letters of credit are set out in the following table as of December 31, 2013 and 2012. Because many commitments and almost all standby letters of credit and guarantees expire without being funded, in whole or in part, the contract amounts are not estimates of future cash flows. The majority of commitments to extend credit have terms up to one year. Interest rates on fixed-rate commitments range from 2.5% to 21.0%. All of the guarantees written and the standby letters of credit at December 31, 2013 expire during 2014.

	Commitments
	2013	2012
Commitments to grant loans	$167,944,704	$291,113,496
Unfunded commitments under lines of credit and similar arrangements	$237,888,071	$213,204,295
Standby letters of credit and guarantees written	$19,925,081	$19,281,230
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
Concentrations of credit risk relative to capital (whether on or off balance sheet) arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. At December 31, 2013, we had two loan concentrations which exceeded 10% in the area of loans to borrowers who are principally engaged in acquisition, development and construction of 1-4 single family homes and developments and to residential home owners with equity lines. A geographic concentration arises because we operate primarily in southeastern Virginia.
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
NOTE 16 – STOCK COMPENSATION AND BENEFIT PLANS
In May 2006, our shareholders approved the adoption of a new stock-based compensation plan to succeed the 1999 Incentive Stock Plan ("99ISO"). The 2006 Equity Incentive Plan (“2006EIP”) authorizes the compensation committee to grant options, stock appreciation rights, stock awards, performance stock awards, and stock units to designated directors, officers, key employees, consultants and advisors to the Company and its subsidiaries. The Plan authorizes us to issue up to 756,000 split-issue adjusted shares of Company Common Stock plus the number of shares of Company Common Stock outstanding under the 1999 Plan. The Plan also provides that no award may be granted more than 10 years after the May 2006 ratification date. On September 18, 2006, we issued the first stock awards under the new Plan at a price equal to the stock price on that date with vesting periods of up to three years from issue. Total compensation costs will be recognized over the service period to vesting. At December 31, 2013, there were 212,920 shares available for issue under the plan.
The following is a summary of our stock option activity, and related information. All shares and per share prices have been restated for stock splits and dividends in the years presented:

	2013			2012
Options	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price
Outstanding - Beginning of year	261,880	6.70		306,956	6.64
Granted	—	—		—	—
Exercised	(115,359)	5.49		(36,660)	5.96
Forfeited	—	—		(8,416)	7.53
Outstanding - End of year	146,521	7.65	$683,194	261,880	6.70
Options exercisable at year-end	146,521	7.65	$683,194	227,747	6.70
Weighted average fair value per option granted during year		—
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the closing price. There were 115,359 options exercised during the year ended December 31, 2013 and 36,660 options exercised during the year ended December 31, 2012. The total intrinsic value of options exercised during the year ended December 31, 2013 was $683,194. No options were granted under the plan in 2013 or 2012. All options granted in relation to the 99ISO plan are fully vested.

Cash received for option exercise under share-based payment arrangements for 2013 and 2012 was $633,737 and $202,749, respectively. Tax benefits of $261,423 and $42,893 were recognized in 2013 and 2012, respectively.
Other information pertaining to options outstanding at December 31, 2013 is as follows:

Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Average Exercise Price
$6.78 to $7.85	146,521	1.18	$7.65
A summary of the status of the our non-vested shares in relation to our restricted stock awards as of December 31, 2013 and 2012, and changes during the years ended December 31, 2013 and 2012, is presented below; the weighted average price is the weighted average fair value at the date of grant:

	2013		2012
Restricted Share Awards	Shares	Weighted Average Price	Shares	Weighted Average Price
Non-vested - Beginning of year	393,388	$7.11	310,788	$6.52
Granted	6,500	11.08	151,000	8.25
Vested	(72,528)	7.60	(38,400)	6.52
Forfeited	(4,600)	6.20	(30,000)	7.18
Non-vested - End of year	322,760	$7.10	393,388	$7.11
Compensation expense related to the restricted stock awards was $621,511, $413,855 and $323,307 for 2013, 2012 and 2011, respectively. The total fair value of awards vested during 2013 and 2012 was $460,266 and $215,400, respectively. As of December 31, 2013 and 2012, there was $1,372,000 and $1,943,721, respectively, of total unrecognized cost related to the non-vested share-based compensation arrangements granted under the 2006EIP. That cost is expected to be recognized over a weighted-average period of 2.6 years. The grant date fair value of common stock is used in determining unused compensation cost.
Other information pertaining to restricted stock at December 31, 2013 is as follows:

Range of Issuance Prices	Number Outstanding	Remaining Contractual Life
$5.21 to $11.25	322,760	2.65
We have a 401(k) defined contribution plan applicable to all eligible employees. Contributions to the plan are made at the employee’s election. Employees may contribute up to 91% of their salaries up to IRS limits. We began making contributions in

April 2001. We matched 50% of the first 6.0% of employee contributions in 2013, 2012 and 2011. Our expense for 2013, 2012 and 2011 was $960,102, $906,449 and $623,414, respectively.
In addition, Monarch has supplemental retirement benefits provided to its executives under a supplemental executive retirement plan ("SERP") executed in 2006. Although technically unfunded, insurance policies on the lives of the covered executives are available to finance future benefits. The Bank is the owner and beneficiary of these policies. The expense for 2013 and 2012 was $277,779 and $306,118, respectively. Total expected expense for 2013 is $322,080. The following were significant actuarial assumptions used to determine benefit obligations:

	December 31, 2013	December 31, 2012
Actuarial Assumptions
Weighted average assumed discount rate	4.50%	5.85%

Changes in Projected Benefit Obligation
Projected benefit obligation, January 1	$1,329,703	$1,105,553
Service cost	210,729	232,630
Interest cost	67,070	73,488
Actuarial loss due to change in discount rate	220,271	—
Benefits paid	(50,000)	(81,968)
Projected benefit obligation, December 31,	$1,777,773	$1,329,703

Amounts Recognized in Accumulated Other Comprehensive Income
Actuarial loss due to change in discount rate	$(214,331)	$—
Deferred income tax benefit	75,016	—
	$(139,315)	$—
The SERP liability, equal to the projected benefit obligation above, is included in other liabilities on the Company's consolidated balance sheet. SERP payments for executives or their beneficiaries are in pre-determined fixed annual payments that begin at age 65 and continue for 10 years.
NOTE 17 – RELATED PARTY TRANSACTIONS
We have loan transactions with our executive officers and directors, and with companies in which our executive officers and directors have a financial interest. Management believes these transactions occurred in the ordinary course of business on substantially the same terms as those prevailing at the time for persons not related to the lender. A summary of related party loan activity is as follows during 2013 and 2012.

	2013	2012
Outstanding - Beginning of year	$24,639,539	$25,060,525
Originations	16,609,938	15,516,626
Repayments	(14,734,734)	(15,937,612)
Outstanding - End of year	$26,514,743	$24,639,539

Commitments to extend credit and letters of credit to related parties amounted to $11,769,918 and $8,221,267 at December 31, 2013 and 2012, respectively.
At December 31, 2013 and 2012 total deposits held by related parties were $6,286,588 and $8,340,140, respectively.
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
The Bank, as a Virginia banking corporation, may only pay dividends from retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the Bank. Regulatory agencies place certain restrictions on dividends paid and loans and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. At December 31, 2013, the amount available was approximately $26.0 million. Loans and advances are limited to 10% of the Bank’s common stock and capital surplus. As of December 31, 2013, funds available for loans or advances by the Bank to the Company were approximately $9.8 million.
Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2013, the Bank meets all capital adequacy requirements to which it is subject.
As of December 31, 2013 the Bank was categorized as “well capitalized”, the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. The Company is also subject to certain capital adequacy ratio requirements. The Company and Bank’s actual capital amounts and ratios are also presented in the table as of December 31, 2013 and 2012.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
	(Dollars in Thousands)
As of December 31, 2013
Total Risk-Based Capital Ratio
Consolidated Company	$116,120	13.91%	$66,783	8.00%	N/A	N/A
Bank	$116,340	13.95%	$66,718	8.00%	$83,397	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated Company	$107,059	12.82%	$33,391	4.00%	N/A	N/A
Bank	$107,279	12.86%	$33,359	4.00%	$50,038	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated Company	$107,059	10.81%	$39,600	4.00%	N/A	N/A
Bank	$107,279	10.84%	$39,600	4.00%	$49,501	5.00%
(Tier 1 Capital to Average Assets)
As of December 31, 2012
Total Risk-Based Capital Ratio
Consolidated Company	$107,138	12.05%	$71,154	8.00%	N/A	N/A
Bank	$113,179	12.73%	$71,119	8.00%	$88,899	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated Company	$96,484	10.85%	$35,557	4.00%	N/A	N/A
Bank	$102,525	11.53%	$35,559	4.00%	$53,339	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated Company	$96,484	8.29%	$46,535	4.00%	N/A	N/A
Bank	$102,525	8.81%	$46,535	4.00%	$58,169	5.00%
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
The following table presents the carrying amounts and fair value of our financial instruments at December 31, 2013 and December 31, 2012. GAAP defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than through a forced or liquidation sale for purposes of this disclosure. The carrying amounts in the table are included in the consolidated balance sheet under the indicated captions.

Estimation of Fair Values

	Fair Value Measurements at December 31, 2013 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalents	$104,911,322	$104,911,322	$—	$—	$104,911,322
Investment securities available for sale	48,821,760	—	48,821,760	—	48,821,760
Loans held for sale	99,717,785	—	99,717,785	—	99,717,785
Loans held for investment (net)	703,610,098	—	—	716,133,189	716,133,189
Accrued interest receivable	2,152,132	—	2,152,132	—	2,152,132
Restricted equity securities	3,683,250	—	3,683,250	—	3,683,250
Bank owned life insurance	7,409,436	—	7,409,436	—	7,409,436
Liabilities
Deposits	$893,118,490	$—	$889,702,779	$—	$889,702,779
Borrowings	11,175,485	—	11,259,958	—	11,259,958
Accrued interest payable	58,404	—	58,404	—	58,404
Derivative financial liability	225,442	—	225,442	—	225,442

	Fair Value Measurements at December 31, 2012 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalents	$57,774,578	$57,774,578	$—	$—	$57,774,578
Investment securities available for sale	14,633,733	—	14,633,733	—	14,633,733
Loans held for sale	419,075,089	—	419,075,089	—	419,075,089
Loans held for investment (net)	650,184,162	—	—	662,330,624	662,330,624
Accrued interest receivable	1,959,010	—	1,959,010	—	1,959,010
Restricted equity securities	12,363,200	—	12,363,200	—	12,363,200
Bank owned life insurance	7,173,059	—	7,173,059	—	7,173,059
Liabilities
Deposits	$901,781,872	$—	$897,568,108	$—	$897,568,108
Borrowings	209,298,523	—	209,429,217	—	209,429,217
Accrued interest payable	230,057	—	230,057	—	230,057
Derivative financial liability	511,923	—	511,923	—	511,923
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
The following table presents our assets and liabilities, which are measured at fair value on a recurring basis for each of the fair value hierarchy levels, as of December 31, 2013 and December 31, 2012:

	Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Assets at December 31, 2013
Investment securities - available for sale
U.S. government agency obligations	$45,345,911	$—	$45,345,911	$—
Mortgage-backed securities	1,567,161	—	1,567,161	—
Municipal securities	1,908,688	—	1,908,688	—
Corporate debt securities	—	—	—	—
Loans held for sale	99,717,785	—	99,717,785	—
Derivative financial liability	$225,442	$—	$225,442	$—
Assets at December 31, 2012
Investment securities - available for sale
U.S. government agency obligations	$10,573,842	$—	$10,573,842	$—
Mortgage-backed securities	2,031,894	—	2,031,894	—
Municipal securities	1,522,212	—	1,522,212	—
Corporate debt securities	505,785	—	505,785	—
Loans held for sale	419,075,089	—	419,075,089	—
Derivative financial liability	$511,923	$—	$511,923	$—
The following table provides quantitative disclosures about the fair value measurements of our assets related to continuing operations which are measured at fair value on a nonrecurring basis as of December 31, 2013 and 2012:

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2013
Real estate owned	$301,963	$—	$—	$301,963
Restructured and impaired loans	$10,385,880	$—	$—	$10,385,880
At December 31, 2012
Real estate owned	$—	$—	$—	$—
Restructured and impaired loans	$10,864,202	$—	$—	$10,864,202

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2013 and 2012.

	Fair Value Measurement at December 31, 2013
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Commercial	$5,352,539	Market comparables	Discount applied to market comparables (1)	18%
Real Estate
Construction	1,568,619	Market comparables	Discount applied to market comparables (1)	44%
Residential (1-4 family)	881,669	Market comparables	Discount applied to market comparables (1)	40%
Home equity lines	209,333	Market comparables	Discount applied to market comparables (1)	26%
Multifamily	—	Market comparables	Discount applied to market comparables (1)	—%
Commercial	2,373,720	Market comparables	Discount applied to market comparables (1)	19%
Consumers
Consumer and installment loans	—	Market comparables	Discount applied to market comparables (1)	100%
Total restructures and impaired loans	$10,385,880
Real estate owned	$301,963	Market comparables	Discount applied to market comparables (1)	11%
	Fair Value Measurement at December 31, 2012
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Commercial	$1,233,475	Market comparables	Discount applied to market comparables (1)	50%
Real Estate
Construction	1,224,998	Market comparables	Discount applied to market comparables (1)	36%
Residential (1-4 family)	2,879,470	Market comparables	Discount applied to market comparables (1)	31%
Home equity lines	186,825	Market comparables	Discount applied to market comparables (1)	51%
Multifamily	290,000	Market comparables	Discount applied to market comparables (1)	25%
Commercial	4,945,994	Market comparables	Discount applied to market comparables (1)	16%
Consumers
Consumer and installment loans	103,440	Market comparables	Discount applied to market comparables (1)	20%
Total restructures and impaired loans	$10,864,202
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
Real estate owned is carried at the lower of carrying value or fair value less estimated selling costs. Upon foreclosure and through liquidation, we evaluate the property’s fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value less selling costs. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Fair value is determined through an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data. When evaluating fair value, management may discount the appraisal further if, based on their understanding of the market conditions, it is determined the collateral is further impaired below the appraised value (Level 3). Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. We recorded losses of $0 and $592,575 due to valuation adjustments on real estate owned within foreclosed property expense in non-interest expense in December 31, 2013 and 2012, respectively. The Company had one property in real estate owned at December 31, 2013 and zero properties in real estate owned at December 31, 2012.
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
Derivative financial instruments. Derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date. Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction. Valuation adjustments may be made to reflect both our credit risk and the counterparties’ credit quality in determining the fair value of the derivative. Level 2 inputs for the valuations are limited to observable market prices for London Interbank Offered Rate (LIBOR) observable market prices for LIBOR swap rates, and three month LIBOR basis spreads at commonly quoted intervals. Our derivative financial liability consists of an interest rate swap that qualifies as a cash flow hedge which had an unrealized loss of $225,442 at December 31, 2013 and $511,923 at December 31, 2012.

NOTE 20 – EARNINGS PER SHARE RECONCILIATION
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	2013	2012	2011
Net income	$11,091,007	$12,824,869	$7,125,612
Less: non-cumulative perpetual preferred dividend	—	(1,402,532)	(1,560,000)
Net Income available for common stock (numerator, basic)	$11,091,007	$11,422,337	$5,565,612
Weighted average shares outstanding (denominator) (1)	10,167,156	7,400,443	7,147,290
Income per common share - basic	$1.09	$1.54	$0.78
Net income	$11,091,007	$12,824,869	$7,125,612
Weighted average shares - diluted (denominator) (1)	10,299,471	10,255,992	10,165,105
Income per common share - diluted	$1.08	$1.25	$0.70
Dilutive effect - average number of common shares (1)	60,999	47,646	17,815
Dilutive effect - average number of convertible non-cumulative perpetual preferred, if converted (1)	71,316	2,807,903	3,000,000
Dilutive effect - average number of shares (1)	132,315	2,855,549	3,017,815

(1) All shares have been split adjusted to reflect the 6 for 5 stock split granted December 7, 2012 and cash in lieu of fractional shares.

The dilutive effect of stock options is 60,999, 47,646 and 17,815 shares for 2013, 2012 and 2011 respectively. The dilutive effect of the conversion to common stock of our convertible non-cumulative perpetual preferred stock is 71,316 in

2013, 2,807,903 in 2012 and 3,000,000 in 2011. Anti-dilutive options excluded from the dilutive earnings per share calculation totaled 0 in 2013, 102,567 in 2012 and 184,284 in 2011.
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
Funding for retail mortgage banking services' loans held for sale (LHFS) portfolio is provided by community banking services. The outstanding LHFS balance and related interest earned for the bank's interim holding period of these loans is recorded in the community banking segment. This interim interest income was $7,021,186 in 2013, $11,257,408 in 2012 and $5,419,426 in 2011. In the event of early payment default, Monarch has recorded a reserve for loan repurchases which was $3,171,891 at December 31, 2013 and $3,401,526 at December 31, 2012, which is not a part of our loan loss reserve and is carried in other liabilities. This reserve is an estimate of the potential for losses at any given time based on investor contracts and are not an indication such loss will occur.
The retail mortgage banking segment's most significant revenue and expense is non-interest income and non-interest expense, respectively. The Bank does not have other reportable operating segments. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. All inter-segment sales prices are market based. The assets and liabilities and operating results of the Bank’s other wholly owned subsidiary, Monarch Capital, LLC, is included in the mortgage banking segment. Monarch Capital, LLC, provides commercial mortgage brokerage services.
Segment information for the years 2013, 2012 and 2011 is shown in the following table. The “Other” column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments and inter-company eliminations.

Selected Financial Information

	Commercial and Other Banking	Mortgage Banking Operations	Inter-segment Eliminations	Total
Year Ended December 31, 2013
Income:
Interest income	$43,518,266	$830,171	$—	$44,348,437
Non-interest income	5,274,634	65,672,402	(1,064,765)	69,882,271
Total operating income	48,792,900	66,502,573	(1,064,765)	114,230,708
Expenses:
Interest expense	(4,786,458)	—	—	(4,786,458)
Provision for loan losses	—	—	—	—
Personnel expense	(14,118,094)	(48,303,608)	(35,479)	(62,457,181)
Other non-interest expenses	(14,768,836)	(14,785,045)	1,100,244	(28,453,637)
Total operating expenses	(33,673,388)	(63,088,653)	1,064,765	(95,697,276)
Income before income taxes and non-controlling interest	15,119,512	3,413,920	—	18,533,432
Provision for income taxes	(5,209,710)	(1,176,330)	—	(6,386,040)
Less: Net income attributable to non-controlling interest	(47,305)	(1,009,080)	—	(1,056,385)
Net income	$9,862,497	$1,228,510	$—	$11,091,007

	Commercial and Other Banking	Mortgage Banking Operations	Inter-segment Eliminations	Total
Year Ended December 31, 2012
Income:
Interest income	$45,593,745	$874,720	$—	$46,468,465
Non-interest income	5,222,612	86,056,021	(1,517,827)	89,760,806
Total operating income	50,816,357	86,930,741	(1,517,827)	136,229,271
Expenses:
Interest expense	(5,916,233)	—	—	(5,916,233)
Provision for loan losses	(4,831,133)	—	—	(4,831,133)
Personnel expense	(12,792,977)	(63,593,556)	(54,155)	(76,440,688)
Other non-interest expenses	(11,375,735)	(18,011,173)	1,571,982	(27,814,926)
Total operating expenses	(34,916,078)	(81,604,729)	1,517,827	(115,002,980)
Income before income taxes and non-controlling interest	15,900,279	5,326,012	—	21,226,291
Provision for income taxes	(5,563,287)	(1,863,498)	—	(7,426,785)
Less: Net income attributable to non-controlling interest	(72,207)	(902,430)	—	(974,637)
Net income	$10,264,785	$2,560,084	$—	$12,824,869

Selected Financial Information - continued

	Commercial and Other Banking	Mortgage Banking Operations	Inter-segment Eliminations	Total
Year Ended December 31, 2011
Income:
Interest income	$39,693,522	$725,805	$—	$40,419,327
Non-interest income	4,275,449	51,018,091	(548,102)	54,745,438
Total operating income	43,968,971	51,743,896	(548,102)	95,164,765
Expenses:
Interest expense	(6,796,455)	—	—	(6,796,455)
Provision for loan losses	(6,319,887)	—	—	(6,319,887)
Personnel expense	(11,057,201)	(37,309,566)	37,643	(48,329,124)
Other non-interest expenses	(9,969,010)	(13,256,691)	510,459	(22,715,242)
Total operating expenses	(34,142,553)	(50,566,257)	548,102	(84,160,708)
Income before income taxes and non-controlling interest	9,826,418	1,177,639	—	11,004,057
Provision for income taxes	(3,052,828)	(365,864)	—	(3,418,692)
Less: Net income attributable to non-controlling interest	(51,542)	(408,211)	—	(459,753)
Net income	$6,722,048	$403,564	$—	$7,125,612

Segment Assets
December 31, 2013	$1,015,770,066	$11,991,775	$(11,061,181)	$1,016,700,660
December 31, 2012	$1,212,171,772	$25,725,118	$(22,318,737)	$1,215,578,153
Fixed Asset Purchases by Segment
December 31, 2013	$2,840,449	$3,054,462	$—	$5,894,911
December 31, 2012	$3,529,129	$897,762	$—	$4,426,891
(1) 2012 has been restated to be consistent with 2013 presentation of segment assets. In 2013, assets and liabilities which were grossed up on the mortgage banking balance sheet in prior years are combined, reducing both the mortgage banking operation segment assets and the inter-segment eliminations.

NOTE 22 – CONDENSED PARENT COMPANY ONLY FINANCIAL INFORMATION
On June 1, 2006, a parent corporation, Monarch Financial Holdings, Inc. was formed through a reorganization plan under the laws of the Commonwealth of Virginia. With this reorganization, Monarch Bank became a wholly-owned subsidiary of Monarch Financial Holdings, Inc.
The condensed financial position as of December 31, 2013 and December 31, 2012 and the condensed results of operations and cash flows for Monarch Financial Holdings, Inc., parent company only, for the years ended December 31, 2013, 2012 and 2011 are presented below.

CONDENSED BALANCE SHEET

	December 31, 2013	December 31, 2012
ASSETS
Cash	$505,178	$608,001
Investment in Monarch Bank	107,658,064	102,115,933
Investment in Trust	310,000	310,000
Due from Monarch Bank	—	134,444
Other assets	1,448	—
Total assets	$108,474,690	$103,168,378
LIABILITIES AND STOCKHOLDERS’ EQUITY
Floating rate subordinated debenture (trust preferred securities)	$10,310,000	$10,310,000
Short term note	—	5,000,000
Valuation adjustment for trust preferred securities	225,442	511,923
Due to Monarch Bank	421,095	—
Other liabilities	—	4,532
Total stockholders’ equity	97,518,153	87,341,923
Total liabilities and stockholders’ equity	$108,474,690	$103,168,378
CONDENSED INCOME STATEMENT

	December 31, 2013	December 31, 2012	December 31, 2011
INCOME
Dividends from subsidiaries	$2,932,006	$3,071,533	$3,005,508
Dividend from non-bank subsidiary	5,906	6,516	5,990
Total income	2,937,912	3,078,049	3,011,498
EXPENSES
Interest on borrowings	552,548	575,601	498,740
Miscellaneous expense	2,500	10,064	—
Total expenses	555,048	585,665	498,740
INCOME BEFORE EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES	2,382,864	2,492,384	2,512,758
EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES	8,708,143	10,332,485	4,612,854
NET INCOME	11,091,007	12,824,869	7,125,612
Preferred stock dividend and accretion of preferred stock discounts	—	(1,402,532)	(1,560,000)
NET INCOME AVAILABLE TO COMMON STOCK HOLDERS	$11,091,007	$11,422,337	$5,565,612

CONDENSED STATEMENTS OF CASH FLOWS

	December 31, 2013	December 31, 2012	December 31, 2011
Operating activities:
Net income	$11,091,007	$12,824,869	$7,125,612
Adjustments to reconcile net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(8,708,143)	(10,332,485)	(4,612,854)
Stock-based compensation	621,511	413,855	323,307
Changes in:
Due to (from) Monarch Bank	(957,070)	(631,074)	—
Interest payable and other liabilities	(99,681)	4,532	(81,387)
Net cash from operating activities	1,947,624	2,279,697	2,754,678
Investing activities:
Increase in investment in subsidiaries	—	—	—
Net cash from investing activities	—	—	—
Financing activities:
Dividends paid on perpetual preferred stock	—	(1,402,532)	(1,560,000)
Dividends paid on common stock	(2,440,096)	(1,174,089)	(952,758)
Cash in lieu of fractional shares on perpetual stock conversion to common stock	(243)	(3,434)	—
Repurchase of common stock	—	—	(241,920)
Decrease (increase) in investment in subsidiary	4,500,000	(8,500,000)	—
Net (decrease) increase in short term borrowing	(5,000,000)	5,000,000	—
Proceeds from issuance of common stock	889,892	260,264	—
Net cash from financing activities	(2,050,447)	(5,819,791)	(2,754,678)
CHANGE IN CASH AND CASH EQUIVALENTS	(102,823)	(3,540,094)	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	608,001	4,148,095	4,148,095
CASH AND CASH EQUIVALENTS AT END OF YEAR	$505,178	$608,001	$4,148,095

NOTE 23 - SUBSEQUENT EVENTS - COMMON STOCK DIVIDEND AND MANDATORY CONVERSION OF PREFERRED STOCK

On January 30, 2014 the Company announced that the Board of Monarch Financial Holdings, Inc., had approved a quarterly cash dividend of $0.07 per share for shareholders of record on February 10, 2014, payable on February 28, 2014. The total dollar value of this dividend was $690,301.

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

Management’s Report On Internal Control Over Financial Reporting is incorporated herein from Item 8. of this Form 10-K. Yount, Hyde & Barbour, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013, as stated in their report which is included in this annual report on Form 10-K.

There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

MONARCH FINANCIAL HOLDINGS, INC. March 13, 2014

By:	/s/ LYNETTE P. HARRIS
Lynette P. Harris Executive Vice President, Secretary, Treasurer & Chief Financial Officer (On behalf of the Company and as principal financial and accounting officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2014.

/s/ LAWTON H. BAKER	March 13, 2014
Lawton H. Baker, Director

/s/ JEFFREY F. BENSON	March 13, 2014
Jeffrey F. Benson, Director

/s/ JOE P. COVINGTON, JR.	March 13, 2014
Joe P. Covington, Jr., Director

/s/ E. NEAL CRAWFORD, JR.	March 13, 2014
E. Neal Crawford, Jr., President and Director

/s/ VIRGINIA S. CROSS	March 13, 2014
Virginia S. Cross, Director

/s/ TAYLOR B. GRISSOM	March 13, 2014
Taylor B. Grissom, Director

/s/ WILLIAM T. MORRISON	March 13, 2014
William T. Morrison, Executive Vice President and Director

/s/ ROBERT M. OMAN	March 13, 2014
Robert M. Oman, Director

/s/ ELIZABETH T. PATTERSON	March 13, 2014
Elizabeth T. Patterson, Director

/s/ DWIGHT C. SCHAUBACH	March 13, 2014
Dwight C. Schaubach, Director

/s/ BRAD E. SCHWARTZ	March 13, 2014
Brad E. Schwartz, Director, Chief Executive Officer (as principal executive officer)

EXHIBIT INDEX

Number	Description

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