Form 10-Q
period 2014-03-31
Monarch Financial Holdings, Inc.
filed 2014-05-08
CIK 1364856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: March 31, 2014
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
1435 Crossways Blvd.
Chesapeake, Virginia 23320
(Address of Principal Executive Offices, Zip Code)
(757) 389-5111
(Registrant's telephone number, including area code, of agent for service)
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐  No  ☒
The number of shares of common stock outstanding as of May 1, 2014 was 10,620,930.

MONARCH FINANCIAL HOLDINGS, INC.
FORM 10-Q
March 31, 2014

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CONDITION

	Unaudited
	March 31, 2014	December 31, 2013
ASSETS:
Cash and due from banks	$18,510,536	$18,971,268
Interest bearing bank balances	37,033,233	31,955,092
Federal funds sold	84,231,914	53,984,962
Total cash and cash equivalents	139,775,683	104,911,322
Investment securities available-for-sale, at fair value	23,196,932	48,821,760
Loans held for sale, net of fair value for March 31, 2014	92,839,220	99,717,785
Loans held for investment, net of unearned income	715,087,930	712,671,467
Less: allowance for loan losses	(9,213,100)	(9,061,369)
Loans, net	705,874,830	703,610,098
Property and equipment, net	29,902,249	28,881,536
Restricted equity securities	3,155,500	3,683,250
Bank owned life insurance	7,467,209	7,409,436
Goodwill	775,000	775,000
Intangible assets, net	59,524	104,167
Other real estate owned, net of valuation allowance	301,963	301,963
Other assets	19,370,871	18,484,343
Total assets	$1,022,718,981	$1,016,700,660
LIABILITIES:
Deposits:
Demand deposits—non-interest bearing	$221,356,883	$206,891,499
Demand deposits—interest bearing	55,948,550	55,527,954
Savings deposits	24,327,009	22,137,321
Money market savings	367,590,005	374,461,494
Time deposits	224,947,312	234,100,222
Total deposits	894,169,759	893,118,490
Borrowings:
Short term borrowings	—	—
Trust preferred subordinated debt	10,000,000	10,000,000
Federal Home Loan Bank advances	1,150,488	1,175,485
Total borrowings	11,150,488	11,175,485
Other liabilities	17,422,542	14,661,087
Total liabilities	922,742,789	918,955,062
STOCKHOLDERS’ EQUITY:
Preferred stock, $5 par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $5 par value; 20,000,000 shares authorized; issued and outstanding, 10,619,444 shares (includes non-vested shares of 302,710) at March 31, 2014 and 10,502,323 shares (includes non-vested shares of 215,960); at December 31, 2013	51,583,670	51,431,815
Additional paid-in capital	7,356,651	7,068,715
Retained earnings	41,231,937	39,437,119
Accumulated other comprehensive loss	(313,777)	(419,496)
Total Monarch Financial Holdings, Inc. stockholders’ equity	99,858,481	97,518,153
Non-controlling interests	117,711	227,445
Total equity	99,976,192	97,745,598
Total liabilities and stockholders’ equity	$1,022,718,981	$1,016,700,660
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Interest income:
Interest and fees on loans held for investment	$9,478,892	$8,974,994
Interest on loans held for sale	772,732	2,733,572
Interest on investment securities	76,049	57,569
Interest on federal funds sold	40,378	5,158
Dividends on equity securities	30,000	74,435
Interest on other bank accounts	36,032	8,142
Total interest income	10,434,083	11,853,870
Interest expense:
Interest on deposits	834,413	1,029,462
Interest on trust preferred subordinated debt	122,337	119,042
Interest on borrowings	14,362	289,178
Total interest expense	971,112	1,437,682
Net interest income	9,462,971	10,416,188
Provision for loan losses	—	—
Net interest income after provision for loan losses	9,462,971	10,416,188
Non-interest income:
Mortgage banking income	12,202,162	16,165,936
Service charges and fees	470,212	451,154
Title income	105,034	254,351
Investment and insurance income	445,472	206,936
Other	85,771	102,641
Total non-interest income	13,308,651	17,181,018
Non-interest expenses:
Salaries and employee benefits	8,271,561	8,205,075
Commissions and incentives	4,010,964	7,065,476
Loan origination expense	1,363,141	1,830,437
Occupancy expense	2,276,703	1,866,518
Marketing expense	521,841	512,958
Data processing expense	479,278	400,958
Telephone	311,137	254,924
Professional fees	249,839	287,089
Foreclosed property expense	7,139	1,104
Other expenses	1,255,030	1,436,082
Total non-interest expenses	18,746,633	21,860,621
Income before income taxes	4,024,989	5,736,585
Income tax provision	(1,471,240)	(1,993,553)
Net income	2,553,749	3,743,032
Less: Net income attributable to non-controlling interests	(16,484)	(284,903)
Net income attributable to Monarch Financial Holdings, Inc.	$2,537,265	$3,458,129
Basic net income per share	$0.24	$0.37
Diluted net income per share	$0.24	$0.33

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net Income	$2,553,749	$3,743,032
Other comprehensive income:
Change in unrealized loss on interest rate swap, net of income taxes	46,878	52,609
Change in unrealized loss on securities available for sale, net of income taxes	57,554	(26,661)
Change in unrealized loss on supplemental executive's retirement plan, net of income taxes	1,287	—
Other comprehensive income	105,719	25,948
Total comprehensive income	2,659,468	3,768,980
Less: Comprehensive income attributable to non-controlling interests	(16,484)	(284,903)
Comprehensive income attributable to Monarch Financial Holdings, Inc.	$2,642,984	$3,484,077

Unrealized gain on interest rate swap	$72,120	$73,061
Income tax expense	(25,242)	(20,452)
Net unrealized gain on interest rate swap	$46,878	$52,609

Unrealized holding gain (loss) on securities available for sale	$88,545	$(40,395)
Income (expense) benefit	(30,991)	13,734
Net unrealized gain (loss) on securities available for sale	$57,554	$(26,661)

Unrealized loss on supplemental executive's retirement plan	$1,980	$—
Income tax benefit	(693)	—
Net unrealized loss on supplemental executive's retirement plan	$1,287	$—

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
 MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock		Additional Paid-In Capital	Preferred Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
	Shares	Amount
Balance—December 31, 2012	8,326,479	$41,632,395	$12,717,727	$2,405,615	$30,786,208	$(200,022)	$1,604,918	$88,946,841
Net income for the three months ended March 31, 2013					3,458,129		284,903	3,743,032
Other comprehensive income						25,948		25,948
Stock-based compensation expense, net of forfeitures and income taxes	—	—	163,452					163,452
Stock options exercised	27,888	139,440	7,276					146,716
Series B noncumulative perpetual preferred shares converted to common stock, less fractional shares	1,804,184	9,020,920	(6,615,558)	(2,405,615)				(253)
Cash dividend declared on common stock ($0.05 per share)					(453,880)			(453,880)
Common stock issued through dividend reinvestment	5,562	27,810	27,520					55,330
Distributions to non-controlling interests							(280,982)	(280,982)
Balance—March 31, 2013	10,164,113	$50,820,565	$6,300,417	$—	$33,790,457	$(174,074)	$1,608,839	$92,346,204

Balance—December 31, 2013	10,286,363	$51,431,815	$7,068,715	$—	$39,437,119	$(419,496)	$227,445	$97,745,598
Net income for the three months ended March 31, 2014					2,537,265		16,484	2,553,749
Other comprehensive loss						105,719		105,719
Stock-based compensation expense, net of forfeitures and income taxes	—	—	199,150					199,150
Stock options exercised, net of income taxes	23,870	119,350	45,164					164,514
Cash dividend declared on common stock ($0.07 per share)					(742,447)			(742,447)
Common stock issued through dividend reinvestment	6,501	32,505	43,617					76,122
Cash in lieu of fractional shares			5					5
Contributions from non-controlling interests							—	—
Distributions to non-controlling interests							(126,218)	(126,218)
Balance—March 31, 2014	10,316,734	$51,583,670	$7,356,651	$—	$41,231,937	$(313,777)	$117,711	$99,976,192
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income	$2,553,749	$3,743,032
Adjustments to reconcile to net cash provided by (used in) operating activities:
Provision for loan losses	—	—
Depreciation	687,534	514,821
Accretion of discounts and amortization of premiums, net	1,739	6,604
Deferral of loan costs, net of deferred fees	(65,070)	(207,809)
Amortization of intangible assets	44,643	44,643
Stock-based compensation	199,150	163,452
Appreciation of bank-owned life insurance	(57,773)	(58,082)
Deferred income tax (benefit) expense	1,419,823	—
Changes in:
Loans held for sale	6,878,565	176,618,468
Interest receivable	97,764	(137,469)
Other assets	(1,725,532)	6,655,250
Other liabilities	2,138,332	(570,446)
Net cash provided by operating activities	12,172,924	186,772,464
Investing activities:
Purchases of available-for-sale securities	(5,347,950)	(2,024,745)
Proceeds from sales and maturities of available-for-sale securities	31,059,584	118,182
Purchases of premises and equipment	(1,746,533)	(2,569,419)
Redemption of restricted equity securities	527,750	8,581,850
Loan originations, net of principal repayments	(2,199,662)	(31,325,290)
Net cash provided by (used in) investing activities	22,293,189	(27,219,422)
Financing activities:
Net increase in non-interest-bearing deposits	14,465,384	11,225,415
Net (decrease) increase in interest-bearing deposits	(13,414,115)	18,477,923
Cash dividends paid on common stock	(742,447)	(453,880)
Net decrease in FHLB advances and federal funds purchased	(24,997)	(193,048,054)
Distributions to non-controlling interests	(126,218)	(280,982)
Proceeds from issuance of common stock, net of issuance costs	76,122	55,330
Proceeds from exercise of stock options	164,514	146,716
Cash in lieu of fractional shares	5	(253)
Net cash (used in) provided by financing activities	398,248	(163,877,785)
CHANGE IN CASH AND CASH EQUIVALENTS	34,864,361	(4,324,743)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	104,911,322	57,774,578
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$139,775,683	$53,449,835
SUPPLEMENTAL SCHEDULES AND CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and other borrowings	$974,143	$1,437,645
Income taxes	$30,000	$2,477,400
Loans transferred to foreclosed real estate during the year	$—	$95,074
Loans to facilitate sale of real estate	$—	$—
Unrealized (loss) gain on securities available for sale	$88,545	$(40,395)
Unrealized gain on interest rate swap	$72,120	$73,061
Unrealized loss on supplemental executive's retirement plan	$1,980	$—
The accompanying notes are an integral part of the consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly Monarch Financial Holdings, Inc.’s financial position as of March 31, 2014; the consolidated statements of income for the three months ended March 31, 2014 and 2013; the consolidated statements of comprehensive income for the three months ended March 31, 2014 and 2013; the consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2014 and 2013; and the consolidated statements of cash flows for the three months ended March 31, 2014 and 2013. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all of the disclosures required by generally accepted accounting principles. The financial statements include the accounts of Monarch Financial Holdings, Inc. and its subsidiaries, and all significant inter-company accounts and transactions have been eliminated. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. Certain immaterial prior year amounts have been reclassified to conform to current year presentations.
Recent Accounting Pronouncements
In January 2014, the FASB issued ASU 2014-01, “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company is currently assessing the impact that ASU 2014-01 will have on its consolidated financial statements.
In January 2014, the FASB issued ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company is currently assessing the impact that ASU 2014-04 will have on its consolidated financial statements.
In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results and include disposals of a major geographic area, a major line of business, or a major equity method investment. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Additionally, the new guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-08 to have a material impact on its consolidated financial statements.

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
In September 2010, Monarch Investment, LLC, formed Monarch Home Funding, LLC, in Norfolk, Virginia. The primary purpose of the company, of which Monarch Investment, LLC, owned 51% and Danaus, LLC, owned 49%, was to provide residential mortgages to clients of Danaus, LLC. Danaus, LLC was associated with Nancy Chandler Associates, a leading realty firm with offices in Norfolk and Chesapeake, Virginia. This company was liquidated as of March 31, 2014.
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

	For the Three Months Ended March 31,
	2014	2013
Net income available to common shareholders (numerator, basic)	$2,537,265	$3,458,129
Weighted average shares outstanding - basic (denominator)	10,572,435	9,300,760
Income per common share—basic	$0.24	$0.37
Net income (numerator, diluted)	$2,537,265	3,458,129
Weighted average shares—diluted (denominator)	10,613,452	10,451,897
Income per common share—diluted	$0.24	$0.33
Dilutive effect-average number of common shares	41,017	66,543
Dilutive effect-average number of convertible non-cumulative perpetual preferred, if converted	—	1,084,594
Dilutive effect-average number of shares	41,017	1,151,137

 There were no options to purchase common stock excluded from the computation of earnings per common share for the three months ended March 31, 2014 or March 31, 2013.
On November 30, 2009, we issued and sold 800,000 shares of Series B noncumulative convertible perpetual preferred stock ("Series B" or "Series B preferred") at $25.00 per share in a public offering. Each share of Series B preferred was convertible at the option of the shareholder to 3.75 shares of common stock (reflecting a split adjusted original conversion price of $6.67 per share of common stock), subject to some adjustments. The Series B preferred stock also carried a forced conversion option for the Company which could be exercised if for 20 trading days within any period of 30 consecutive trading days, the closing price of common stock exceeded 130% of the then applicable conversion price (split adjusted price $8.67). The Series B preferred stock was also redeemable by the Company, in whole or in part, on or after the third anniversary of the issue date (November 30, 2012) for the liquidation amount of $25.00 per share plus any declared and unpaid dividends. Holders of our Series B preferred stock began exercising their option to convert to common stock in June 2012. On March 8, 2013, the Company force converted all remaining outstanding shares of Series B preferred stock. There were no remaining shares outstanding at March 31, 2014 or 2013. The dilutive impact of these shares is included in the earnings per share calculation at March 31, 2013.
The table below summarizes the conversion activity.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares of Preferred Stock Converted to Common Stock	Total Number of Shares of Common Stock After Conversion	Total Number of Preferred Shares Remaining to Convert	Maximum Number of Post Conversion Whole Shares Remaining That May Yet Be Converted
March 1, 2013 - March 8, 2013	271,020	1,016,312	—	—
February 1, 2013 - February 28, 2013	172,074	645,264	271,020	1,016,325
January 1, 2013 - January 31, 2013	38,029	142,608	443,094	1,661,602
December 1, 2012 - December 31, 2012	6,966	26,121	481,123	1,804,211
November 1, 2012 - November 30, 2012	147,456	552,950	488,089	1,830,333
October 1, 2012 - October 31, 2012	153,355	575,071	635,545	2,383,293
June 1, 2012 - June 30, 2012	30	41,623	788,900	2,958,375

NOTE 4. OTHER COMPREHENSIVE INCOME
The following table presents the changes in accumulated other comprehensive income, by category, net of tax:

	Unrealized Loss on Supplemental Executive's Retirement Plan	Unrealized Gains on Securities	Unrealized Loss on Interest Rate Swap	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	(139,315)	(133,644)	(146,537)	(419,496)
Net change for the three months ended March 31, 2014	1,287	57,554	46,878	105,719
Balance at March 31, 2014	(138,028)	(76,090)	(99,659)	(313,777)

Balance at December 31, 2012	$—	$137,847	$(337,869)	$(200,022)
Net change for the three months ended March 31, 2013	—	(26,661)	52,609	25,948
Balance at March 31, 2013	$—	$111,186	$(285,260)	$(174,074)
In the second quarter of 2013 an unrealized loss of $143,176, net of tax, associated with a change in the discount rate on the Company's Supplemental Executive's Retirement Plan ("SERP") from 5.85% to 4.50%, was moved into other comprehensive income. Expense of $1,287 related to SERP was also re-classed out of other comprehensive income into other expense in earnings during the first quarter ended March 31, 2014. There were no amounts re-classed out of accumulated other comprehensive income into earnings during the first quarter ended March 31, 2013.

NOTE 5. INVESTMENT SECURITIES
Securities available-for-sale consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014
U.S. government agency obligations	$19,891,799	$9,327	$(164,728)	$19,736,398
Mortgage-backed securities	1,511,361	10,413	(10,301)	1,511,473
Municipal securities	1,910,834	61,769	(23,542)	1,949,061
Corporate debt securities	—	—	—	—
	$23,313,994	$81,509	$(198,571)	$23,196,932

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
U.S. government agency obligations	$45,542,209	$1,653	$(197,951)	$45,345,911
Mortgage-backed securities	1,572,910	10,980	(16,729)	1,567,161
Municipal securities	1,912,248	42,080	(45,640)	1,908,688
Corporate debt securities	—	—	—	—
	$49,027,367	$54,713	$(260,320)	$48,821,760
Monarch did not own any held-to-maturity securities at March 31, 2014 or December 31, 2013.
The amortized cost and fair value of securities by contractual maturity date at March 31, 2014 were as follows:

Securities available-for-sale:	Amortized Cost	Fair Value
Due in one year or less	$499,983	$500,405
Due from one to five years	14,104,111	13,968,994
Due from five to ten years	6,447,134	6,410,700
Due after ten years	2,262,766	2,316,833
Total	$23,313,994	$23,196,932

There were eighteen investments in our securities portfolio with unrealized losses as of March 31, 2014. Of these, two investments have been in a continuous unrealized loss position for more than 12 months at March 31, 2014 and December 31, 2013. Both investments are agency securities with an amortized value of $1,000,000 and fair value of $977,535. We have the ability to carry these investments to their final maturity. Other-than-temporarily impaired (“OTTI”) guidance for investments states that an impairment is OTTI if any of the following conditions exist: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or, the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). An impaired security identified as OTTI should be separated and losses should be recognized in earnings. Based on this guidance, there were no securities considered OTTI at March 31, 2014 or December 31, 2013 and there were no losses related to OTTI recognized in accumulated other comprehensive income at March 31, 2014 or December 31, 2013.

NOTE 6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSS
The following table provides a breakdown, by class of our loans held for investment at March 31, 2014 and December 31, 2013.
Loans held for Investment

	March 31, 2014	December 31, 2013
Commercial	$119,183,018	$119,367,962
Real estate
Construction	153,760,986	155,551,690
Residential (1-4 family)	96,404,760	89,846,277
Home equity lines	67,568,909	67,177,011
Multifamily	28,550,653	27,392,561
Commercial	246,227,454	250,178,584
Real estate subtotal	592,512,762	590,146,123
Consumers
Consumer and installment loans	3,093,587	2,911,397
Overdraft protection loans	58,517	71,009
Loans to individuals subtotal	3,152,104	2,982,406
Total gross loans	714,847,884	712,496,491
Unamortized loan costs, net of deferred fees	240,046	174,976
Loans held for investment, net of unearned income	715,087,930	712,671,467
Allowance for loan losses	(9,213,100)	(9,061,369)
Total net loans	$705,874,830	$703,610,098
We have certain lending policies and procedures in place designed to balance loan growth and income with an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, credit concentrations, policy exceptions, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.
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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation or sale of the income producing property securing the loan, or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type. This diversity helps reduce our exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on purpose, collateral, geography, cash flow, loan to value, and risk grade criteria. As a general rule, we avoid financing special purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2014 approximately 45% and at December 31, 2013, approximately 40% of the outstanding principal balance of our commercial real estate loans portfolio was secured by owner-occupied properties.
With respect to loans to developers and builders, secured by non-owner occupied properties that we may originate from time to time, we generally require the borrower to have an existing relationship with the Company and a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of considerable funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, supply and demand, government regulation of real property, general economic conditions and the availability of long-term financing.
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
We designate loans within our loans held for investment portfolio as either “pass” or “watch list” based on nine numerical risk grades which are assigned to the loans. These numeric designations represent, from best to worst: minimal, modest, average, acceptable, acceptable with care, special mention, substandard, doubtful and loss. Special mention, substandard, doubtful and loss risk grades are watch list. A loan risk graded as loss is generally charged-off when identified. A loan risk graded as doubtful is considered watch list and classified as nonaccrual. There were no loans in our portfolio classified as doubtful or loss at March 31, 2014 or December 31, 2013. Special mention loans and substandard loans are considered watch list risk grades and may or may not be classified as nonaccrual, based on current performance. Watch list graded loans or relationships are evaluated individually to determine if all, or a portion, of our investment in the borrower is at risk. If a risk is quantified, a specific loss allowance is assigned to the identified loan or relationship. We evaluate our investment in the borrower using either the present value of expected future cash flows, discounted at the historical effective interest rate of the loan, or for a collateral-dependent loan, the fair value of the underlying collateral.
We evaluate additional risk inherent in our satisfactory risk grade groups through a methodology that looks at these loans on a pool basis by loan segment which is further delineated by purpose. Each segment is assigned an expected loss factor based on a four-year moving average “look-back” at our historical losses for that particular segment. We believe this four year moving average "look back" is a reasonable period of reference to assist us in capturing the loss currently remaining in our loan portfolio and this methodology provides a supportable means of evaluating the potential risk in our portfolio because the delineation by purpose establishes a stronger focus on areas of weakness and strength within the portfolio.
Additional metrics, in the form of environmental risk factors, may be applied to a specific class or risk grade of loans within the portfolio based on local or national trends, identifiable events or other economic factors. For the periods presented, five internal and four external environmental factors were applied to the general risk grade groups. The five internal factors are specific to Monarch with regard to lending policies and practices, nature, volume and term of various portfolios, experience level and depth of management, changes in loan quality and concentrations of credits. The four external environmental factors focus on legal and regulatory impacts, changes in economic conditions, competitive pressures and uncertainties surrounding pending governmental actions and their impact on areas within our footprint. The assumptions used to determine the allowance are reviewed to ensure their theoretical foundation, data integrity, computational processes, and reporting practices are appropriate and properly documented.
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
The following table segregates our portfolio between pass and watch list loans, delineated by segments, within loan type for March 31, 2014 and December 31, 2013.

	March 31, 2014
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$115,552,246	$—	$3,630,772	$119,183,018	3.36
Real estate
Construction	146,998,968	—	6,762,018	153,760,986	3.67
Residential (1-4 family)	87,598,869	1,043,200	7,762,691	96,404,760	4.16
Home equity lines	65,893,305	49,314	1,626,290	67,568,909	4.14
Multifamily	26,283,735	1,969,248	297,670	28,550,653	3.77
Commercial	235,362,573	241,416	10,623,465	246,227,454	3.79
Real estate subtotal	562,137,450	3,303,178	27,072,134	592,512,762	3.86
Consumers
Consumer and installment loans	3,007,148	—	86,439	3,093,587	4.09
Overdraft protection loans	58,517	—	—	58,517	4.40
Loans to individuals subtotal	3,065,665	—	86,439	3,152,104	4.09
Total gross loans	$680,755,361	$3,303,178	$30,789,345	$714,847,884	3.77

	December 31, 2013
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$112,512,939	$12,891	$6,842,132	$119,367,962	3.45
Real estate
Construction	147,478,248	978,247	7,095,195	155,551,690	3.77
Residential (1-4 family)	80,560,400	3,329,470	5,956,407	89,846,277	4.22
Home equity lines	65,790,766	—	1,386,245	67,177,011	4.13
Multifamily	26,078,523	1,005,985	308,053	27,392,561	3.70
Commercial	242,167,855	2,295,326	5,715,403	250,178,584	3.73
Real estate subtotal	562,075,792	7,609,028	20,461,303	590,146,123	3.85
Consumers
Consumer and installment loans	2,823,254	—	88,143	2,911,397	4.10
Overdraft protection loans	71,009	—	—	71,009	4.43
Loans to individuals subtotal	2,894,263	—	88,143	2,982,406	4.11
Total gross loans	$677,482,994	$7,621,919	$27,391,578	$712,496,491	3.79

An aging of our loan portfolio by class as of March 31, 2014 and December 31, 2013 is as follows:

Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Recorded Investment > 90 days and Accruing	Recorded Investment Nonaccrual Loans
March 31, 2014
Commercial	$24,270	$—	$29,789	$54,059	$119,128,959	$29,789	$—
Real estate
Construction	667,742	7,630	231,398	906,770	152,854,216	—	355,404
Residential (1-4 family)	2,484,841	694,052	463,099	3,641,992	92,762,768	—	814,253
Home equity lines	210,729	—	—	210,729	67,358,180	—	544,406
Multifamily	—	—	—	—	28,550,653	—	—
Commercial	513,082	—	729,447	1,242,529	244,984,925	729,447	—
Real estate subtotal	3,876,394	701,682	1,423,944	6,002,020	586,510,742	729,447	1,714,063
Consumers
Consumer and installment loans	75,051	11,124	4,151	90,326	3,003,261	—	4,151
Overdraft protection loans	—	—	—	—	58,517	—	—
Loans to individuals subtotal	75,051	11,124	4,151	90,326	3,061,778	—	4,151
Total gross loans	$3,975,715	$712,806	$1,457,884	$6,146,405	$708,701,479	$759,236	$1,718,214

December 31, 2013
Commercial	$15,000	$362,103	$—	$377,103	$118,990,859	$—	$—
Real estate
Construction	126,164	—	231,398	357,562	155,194,128	—	357,561
Residential (1-4 family)	2,056,872	12,554	1,151,809	3,221,235	86,625,042	472,052	825,964
Home equity lines	49,338	61,526	—	110,864	67,066,147	—	552,193
Multifamily	—	—	—	—	27,392,561	—	—
Commercial	—	—	—	—	250,178,584	—	—
Real estate subtotal	2,232,374	74,080	1,383,207	3,689,661	586,456,462	472,052	1,735,718
Consumers
Consumer and installment loans	213,666	12,087	—	225,753	2,685,644	—	4,352
Overdraft protection loans	—	—	—	—	71,009	—	—
Loans to individuals subtotal	213,666	12,087	—	225,753	2,756,653	—	4,352
Total gross loans	$2,461,040	$448,270	$1,383,207	$4,292,517	$708,203,974	$472,052	$1,740,070
The column “recorded investment nonaccrual loans”, in the Age Analysis table above, includes nonaccrual loans totaling $1,718,214 and $1,740,070 at March 31, 2014 and December 31, 2013, respectively.

     We currently have five performing loans classified as restructured loans: two commercial real estate loans totaling $4,553,365, two residential 1-4 family loan totaling $258,253, and one consumer loan for $82,288. At March 31, 2014, all restructured loans are current. We did not restructure any loans in the first quarter 2014 or 2013. We have not had any defaults on restructured loans within twelve months of restructuring, during the quarter ended March 31, 2014 or 2013.

Additional information on restructured loans in our portfolio as of March 31, 2014 is as follows:
Trouble Debt Restructurings

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Quarter Ended March 31, 2014	None	—	—
Quarter Ended March 31, 2013	None	—	—
Troubled Debt Restructurings That Subsequently Defaulted

	Number of Contracts	Recorded Investment
Quarter Ended March 31, 2014	None	—
Quarter Ended March 31, 2013	None	—

A summary of the activity in the allowance for loan losses account is as follows:

Allocation of the Allowance for Loan Losses
		Real Estate
March 31, 2014	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for credit losses:
Beginning balance	$1,219,255	$1,978,320	$1,685,502	$2,132,916	$59,586	$1,305,131
Charge-offs	—	—	(12,554)	—	—	—
Recoveries	88,300	8,590	8,385	59,010	—	—
Provision	(255,230)	54,369	63,479	(181,295)	27,998	521,475
Ending balance	$1,052,325	$2,041,279	$1,744,812	$2,010,631	$87,584	$1,826,606

Individually evaluated for impairment	$476,458	$686,248	$255,156	$508,702	$—	$1,017,380
Collectively evaluated for impairment	575,867	1,355,031	1,489,656	1,501,929	87,584	809,226
Financing receivables:
Ending balance	$119,183,018	$153,760,986	$96,404,760	$67,568,909	$28,550,653	$246,227,454
Ending balance: individually evaluated for impairment	3,645,561	6,762,018	7,417,416	1,626,290	297,670	10,623,465
Ending balance: collectively evaluated for impairment	$115,537,457	$146,998,968	$88,987,344	$65,942,619	$28,252,983	$235,603,989

	Consumers
	Consumer and Installment loans	Overdraft Protection	Unallocated	Total
Allowance for credit losses:
Beginning balance	$99,271	$688	$580,700	$9,061,369
Charge-offs	—	—	—	(12,554)
Recoveries	—	—	—	164,285
Provision	(398)	986	(231,384)	—
Ending balance	$98,873	$1,674	$349,316	$9,213,100

Individually evaluated for impairment	$82,288	$—	$—	$3,026,232
Collectively evaluated for impairment	16,585	1,674	349,316	6,186,868
Financing receivables:
Ending balance	$3,093,587	$58,517	$—	$714,847,884
Ending balance: individually evaluated for impairment	86,439	—	—	30,458,859
Ending balance: collectively evaluated for impairment	$3,007,148	$58,517	$—	$684,389,025

		Real Estate
December 31, 2013	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for credit losses:
Beginning balance	$1,749,641	$2,360,707	$1,545,315	$1,402,448	$290,532	$2,882,398
Charge-offs	(2,468,074)	—	(148,766)	(582,480)	—	—
Recoveries	175,991	1,039,591	39,607	98,067	—	20,000
Provision	1,761,697	(1,421,978)	249,346	1,214,881	(230,946)	(1,597,267)
Ending balance	$1,219,255	$1,978,320	$1,685,502	$2,132,916	$59,586	$1,305,131

Individually evaluated for impairment	$712,699	$736,248	$274,259	$510,118	$—	$616,393
Collectively evaluated for impairment	506,556	1,242,072	1,411,243	1,622,798	59,586	688,738
Financing receivables:
Ending balance	$119,367,962	$155,551,690	$89,846,277	$67,177,011	$27,392,561	$250,178,584
Ending balance: individually evaluated for impairment	6,842,132	7,095,195	5,956,407	1,386,245	308,053	5,715,403
Ending balance: collectively evaluated for impairment	$112,525,830	148,456,495	$83,889,870	$65,790,766	$27,084,508	$244,463,181

	Consumers
	Consumer and Installment loans	Overdraft Protection	Unallocated	Total
Allowance for credit losses:
Beginning balance	$55,192	$501	$623,266	$10,910,000
Charge-offs	(22,759)	(416)	—	(3,222,495)
Recoveries	587	21	—	1,373,864
Provision	66,251	582	(42,566)	—
Ending balance	$99,271	$688	$580,700	$9,061,369

Individually evaluated for impairment	$83,792	$—	—	$2,933,509
Collectively evaluated for impairment	15,479	688	580,700	6,127,860
Financing receivables:
Ending balance	$2,911,397	$71,009	$—	$712,496,491
Ending balance: individually evaluated for impairment	88,143	—	—	27,391,578
Ending balance: collectively evaluated for impairment	$2,823,254	$71,009	$—	$685,104,913
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

The following table sets forth our impaired loans at March 31, 2014 and December 31, 2013.

Impaired Loans
	With No Related Allowance
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
March 31, 2014
Commercial	$788,471	$788,471	$790,613	$15,451
Real estate
Construction	4,459,309	4,459,309	4,469,934	60,559
Residential (1-4 family)	4,899,453	5,160,107	4,918,526	66,704
Home equity lines	908,254	963,303	908,579	4,444
Multifamily	297,670	297,670	302,169	4,958
Commercial	4,858,541	4,858,541	4,971,852	81,485
Consumers
Consumer and installment loans	4,151	5,469	4,215	—
Overdraft protection loans	—	—	—	—
Total	$16,215,849	$16,532,870	$16,365,888	$233,601
December 31, 2013
Commercial	$776,894	$776,894	$773,156	$62,141
Real estate
Construction	4,790,328	4,790,328	5,211,772	287,107
Residential (1-4 family)	4,800,479	5,057,318	4,968,002	230,432
Home equity lines	666,794	714,083	714,644	4,062
Multifamily	308,053	308,053	325,385	21,972
Commercial	2,725,290	2,725,290	3,066,767	216,296
Consumers
Consumer and installment loans	4,351	5,543	10,700	—
Overdraft protection loans	—	—	—	—
Total	$14,072,189	$14,377,509	$15,070,426	$822,010

	With Related Allowance
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2014
Commercial	$2,857,090	$2,857,090	$476,458	$2,908,728	$44,615
Real estate
Construction	2,302,709	2,336,216	686,248	2,302,709	26,775
Residential (1-4 family)	2,517,963	2,527,497	255,156	2,539,672	35,412
Home equity lines	718,036	718,036	508,702	718,743	8,766
Multifamily	—	—	—	—	—
Commercial	5,764,924	6,137,554	1,017,380	5,786,133	130,350
Consumers
Consumer and installment loans	82,288	82,288	82,288	83,141	496
Overdraft protection loans	—	—	—	—	—
Total	$14,243,010	$14,658,681	$3,026,232	$14,339,126	$246,414
December 31, 2013
Commercial	$6,065,238	$6,065,238	$712,699	$7,909,717	$516,400
Real estate
Construction	2,304,867	2,336,216	736,248	2,336,327	108,594
Residential (1-4 family)	1,155,928	1,161,148	274,259	1,036,338	47,930
Home equity lines	719,451	719,451	510,118	720,206	41,035
Multifamily	—	—	—	—	—
Commercial	2,990,113	2,990,113	616,393	3,097,242	443,415
Consumers
Consumer and installment loans	83,792	83,792	83,792	11,124	472
Overdraft protection loans	—	—	—	—	—
Total	$13,319,389	$13,355,958	$2,933,509	$15,110,954	$1,157,846

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

The following table presents our assets and liabilities related to continuing operations, which are measured at fair value on a recurring basis for each of the fair value hierarchy levels, as of March 31, 2014 and December 31, 2013:

	Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Assets at March 31, 2014
Investment securities—available for sale
U.S. government agency obligations	$19,736,398	$—	$19,736,398	$—
Mortgage-backed securities	1,511,473	—	1,511,473	—
Municipal securities	1,949,061	—	1,949,061	—
Loans held for sale	92,839,220	—	92,839,220	—
Interest rate lock commitments	503,899	—	503,899	—
Derivative financial asset	1,540,151	—	1,540,151	—
Liabilities at March 31, 2014
Derivative financial liability	1,084,601	—	1,084,601	—
Assets at December 31, 2013
Investment securities—available for sale
U.S. government agency obligations	$45,345,911	$—	$45,345,911	$—
Mortgage-backed securities	1,567,161	—	1,567,161	—
Municipal securities	1,908,688	—	1,908,688	—
Corporate debt securities	—	—	—	—
Loans held for sale	99,717,785	—	99,717,785	—
Liabilities at December 31, 2013
Derivative financial liability	225,442	—	225,442	—

The following table provides quantitative disclosures about the fair value measurements of our assets related to continuing operations which are measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013.

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2014
Real estate owned	$301,963	$—	$—	$301,963
Restructured and impaired loans, net	11,216,778	—	—	11,216,778
At December 31, 2013
Real estate owned	$301,963	$—	$—	$301,963
Restructured and impaired loans, net	10,385,880	—	—	10,385,880

The following table displays quantitative information about Level 3 Fair Value Measurements for March 31, 2014 and December 31, 2013.

	Fair Value Measurement at March 31, 2014
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Commercial	$2,380,632	Market comparables	Discount applied to market comparables (1)	27%
Real Estate
Construction	1,616,461	Market comparables	Discount applied to market comparables (1)	41%
Residential (1-4 family)	2,262,807	Market comparables	Discount applied to market comparables (1)	18%
Home equity lines	209,334	Market comparables	Discount applied to market comparables (1)	26%
Multifamily	—	Market comparables	Discount applied to market comparables (1)	—%
Commercial	4,747,544	Market comparables	Discount applied to market comparables (1)	17%
Consumer
Consumer and installment loans	—	Market comparables	Discount applied to market comparables (1)	100%
Total restructures and impaired loans	$11,216,778
Real estate owned	$301,963	Market comparables	Discount applied to market comparables (1)	11%

	Fair Value Measurement at December 31, 2013
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Commercial	$5,352,539	Market comparables	Discount applied to market comparables (1)	18%
Real Estate
Construction	1,568,619	Market comparables	Discount applied to market comparables (1)	44%
Residential (1-4 family)	881,669	Market comparables	Discount applied to market comparables (1)	40%
Home equity lines	209,333	Market comparables	Discount applied to market comparables (1)	26%
Multifamily	—	Market comparables	Discount applied to market comparables (1)	—%
Commercial	2,373,720	Market comparables	Discount applied to market comparables (1)	19%
Consumer
Consumer and installment loans	—	Market comparables	Discount applied to market comparables (1)	100%
Total restructures and impaired loans	$10,385,880
Real estate owned	$301,963	Market comparables	Discount applied to market comparables (1)	11%

(1) A discount percentage is applied based on age of independent appraisals, current market conditions, and experience within the local markets.
For the three months ended March 31, 2014 and 2013 there were no gains or losses to report on the sale of other real estate owned. Gains or losses on sale of other real estate owned are included in foreclosed property expense.
At the time a loan secured by real estate becomes real estate owned, we record the property at fair value net of estimated selling costs. Upon foreclosure and through liquidation, we evaluate the property’s fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. No valuation adjustments related to other real estate owned were recorded in the three months ended March 31, 2014 or 2013. Adjustments, when necessary, are included in foreclosed property expense.
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
Loans held for sale are recorded at their fair value when originated and reevaluated quarterly, based on our expected return from the secondary market.
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
Interest rate lock commitments ("IRLC") are recorded at fair value, which is based on estimated future receipts net of estimate future expenses when the underlying loan is sold on the secondary market, using observable Level 2 market inputs, reflecting current market inputs as of the measurement date.
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
Derivative financial instruments are recorded at fair value using observable Level 2 market inputs related to:
•Loans held for sale forward sales commitments are recorded at their fair value based on the estimated number of days remaining in the IRLC at the measurement date and expected return from the secondary market. Forward mortgage loan sales commitments are recorded at their fair value based on the gain or loss that would occur if the loan were paired off with an investor at measurement date. A derivative asset of $1,540,151 and a derivative liability of $931,279 related to loans held for sale were recorded at March 31, 2014. No derivative assets or liabilities related to loans held for sale were recorded at December 31, 2013.
•A rate swap on Trust Preferred stock has been recorded at fair value based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date. Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction. Valuation adjustments may be made to reflect both our credit risk and the counterparties’ credit quality in determining the fair value of the derivative. Level 2 inputs for the valuations are limited to observable market prices for London Interbank Offered Rate (LIBOR) observable market prices for LIBOR swap rates, and three month LIBOR basis spreads at commonly quoted intervals. Our derivative financial liability consists of an interest rate swap that qualifies as a cash flow hedge which had an unrealized loss of $153,322 at March 31, 2014 and $225,442 at December 31, 2013.
Real Estate Owned is carried at the fair value less estimated selling costs. Upon foreclosure and through liquidation, we evaluate the property's fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value less selling costs. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Fair value is determined through an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data (Level 2). When evaluating fair value, management may discount the appraisal further if, based on their understanding of the market conditions, it is determined the collateral is further impaired below the appraisal value (Level 3). Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. We did not record any losses due to valuation adjustments for the three ended March 31, 2014. We recorded $0 losses due to valuation adjustments on real estate owned within foreclosed property expense in the year ended December 31, 2013.

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
Fair Value of Financial Instruments
The following table presents the carrying amounts and fair value of our financial instruments at March 31, 2014 and December 31, 2013. GAAP defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than through a forced or liquidation sale for purposes of this disclosure. The carrying amounts in the table are included in the balance sheet under the indicated captions.

		Fair Value Measurements at March 31, 2014 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3	Balance
Assets
Cash and cash equivalents	$139,775,683	$139,775,683	$—	$—	$139,775,683
Investment securities available for sale	23,196,932	—	23,196,932	—	23,196,932
Loans held for sale	92,839,220	—	92,839,220	—	92,839,220
Loans held for investment (net)	705,874,830	—	—	720,646,235	720,646,235
Accrued interest receivable	2,054,368	—	2,054,368	—	2,054,368
Restricted equity securities	3,155,500	—	3,155,500	—	3,155,500
Bank owned life insurance	7,467,209	—	7,467,209	—	7,467,209
Interest rate lock commitments	503,899	—	503,899	—	503,899
Derivative financial assets	1,540,151	—	1,540,151	—	1,540,151
Liabilities
Deposits	$894,169,759	$—	$890,848,967	$—	$890,848,967
Borrowings	11,150,488	—	11,223,072	—	11,223,072
Accrued interest payable	55,373	—	55,373	—	55,373
Derivative financial liabilities	1,084,601	—	1,084,601	—	1,084,601

		Fair Value Measurements at December 31, 2013 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3	Balance
Assets
Cash and cash equivalents	$104,911,322	$104,911,322	$—	$—	$104,911,322
Investment securities available for sale	48,821,760	—	48,821,760	—	48,821,760
Loans held for sale	99,717,785	—	99,717,785	—	99,717,785
Loans held for investment (net)	703,610,098	—	—	716,133,189	716,133,189
Accrued interest receivable	2,152,132	—	2,152,132	—	2,152,132
Restricted equity securities	3,683,250	—	3,683,250	—	3,683,250
Bank owned life insurance	7,409,436	—	7,409,436	—	7,409,436
Liabilities
Deposits	$893,118,490	$—	$889,702,779	$—	$889,702,779
Borrowings	11,175,485	—	11,259,958	—	11,259,958
Accrued interest payable	58,404	—	58,404	—	58,404
Derivative financial liability	225,442	—	225,442	—	225,442

NOTE 8. STOCK-BASED COMPENSATION
In May 2006, our stockholders ratified the adoption of a stock-based compensation plan to succeed the Monarch Bank 1999 Incentive Stock Option Plan. The Monarch Bank 2006 Equity Incentive Plan (“2006EIP”) authorizes the compensation committee to grant options, stock appreciation rights, stock awards, performance stock awards, and stock units to designated directors, officers, key employees, consultants and advisers to the Company and its subsidiaries. The Plan authorizes us to issue up to 756,000 split-adjusted shares of our Common Stock plus the number of shares of our Common Stock outstanding under the 1999 Plan. The Plan also provides that no award may be granted more than 10 years after the May 2006 ratification date.
Since May 2006, we have issued stock awards under the Plan at a price equal to the stock price on the issue date with vesting periods of up to five years from issue. Total compensation costs are recognized over the service period to vesting.
At March 31, 2014, there were 122,658 split-adjusted options outstanding and exercisable. All options in the plan are fully vested and no additional options were granted in the periods covered. There were 23,870 options exercised in the first quarter of 2014. No options on shares were forfeited in the first quarter of 2014.

Compensation expense related to our restricted stock totaled $199,150 in the first quarter of 2014. Non-vested shares in restricted stock totaled 302,710 at March 31, 2014. These shares, which typically vest over a 60 month period, have remaining vesting periods of between 9 and 57 months with unrecognized remaining compensation expense of $2,138,260. We issued 87,750 shares of restricted stock in the first quarter of 2014. No shares vested and 1,000 shares were forfeited in the first quarter of 2014.
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
Funding for retail mortgage banking services' loans held for sale (LHFS) portfolio is provided by community banking services. The outstanding LHFS balance and related interest earned for the bank's interim holding period of these loans is recorded in the community banking segment. This interim interest income was $772,732 in the first quarter of 2014 and $2,733,572 in the first quarter of 2013. In the event of early payment default, Monarch has recorded a reserve for loan repurchases which totaled $2,725,022 at March 31, 2014 and $3,171,891 at December 31, 2013. Our reserve for loan repurchases is not a part of our loan loss reserve and is carried in other liabilities. This reserve, which is an estimate of the potential for losses based on investor contracts, is not an indication that losses will occur and is periodically analyzed and adjusted through income.
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
Segment information for the three months ended March 31, 2014 and 2013 is shown in the following tables.

Selected Financial Information

	Commercial and Other Banking	Mortgage Banking Operations	Inter-segment Eliminations	Total
Quarter Ended March 31, 2014
Income:
Interest income	$9,661,351	$772,732	$—	$10,434,083
Non-interest income	1,221,721	12,202,162	(115,232)	13,308,651
Total operating income	10,883,072	12,974,894	(115,232)	23,742,734
Expenses:
Interest expense	(971,112)	—	—	(971,112)
Personnel expense	(3,672,019)	(8,610,070)	(436)	(12,282,525)
Other non-interest expenses	(3,344,614)	(3,235,162)	115,668	(6,464,108)
Total operating expenses	(7,987,745)	(11,845,232)	115,232	(19,717,745)
Income before income taxes	2,895,327	1,129,662	—	4,024,989
Provision for income taxes	(1,058,319)	(412,921)	—	(1,471,240)
Less: Net income attributable to non-controlling interests	316	(16,800)	—	(16,484)
Net income attributable to Monarch Financial Holdings, Inc.	$1,837,324	$699,941	$—	$2,537,265

Quarter Ended March 31, 2013
Income:
Interest income	$11,568,825	$285,045	$—	$11,853,870
Non-interest income	1,539,437	16,165,936	(524,355)	17,181,018
Total operating income	13,108,262	16,450,981	(524,355)	29,034,888
Expenses:
Interest expense	(1,437,682)	—	—	(1,437,682)
Personnel expense	(3,423,136)	(11,831,349)	(16,066)	(15,270,551)
Other non-interest expenses	(2,686,115)	(4,444,376)	540,421	(6,590,070)
Total operating expenses	(7,546,933)	(16,275,725)	524,355	(23,298,303)
Income before income taxes	5,561,329	175,256	—	5,736,585
Provision for income taxes	(1,932,649)	(60,904)	—	(1,993,553)
Less: Net income attributable to non-controlling interests	(21,421)	(263,482)	—	(284,903)
Net income attributable to Monarch Financial Holdings, Inc.	$3,607,259	$(149,130)	$—	$3,458,129

Segment Assets
March 31, 2014	$1,018,572,838	$12,246,269	$(8,100,126)	$1,022,718,981
December 31, 2013	$1,015,770,066	$11,991,775	$(11,061,181)	$1,016,700,660
NOTE 10. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets with indefinite lives are recorded at cost and are reviewed at least annually for impairment based on evidence of certain impairment indicators. Intangible assets with identifiable lives are amortized over their estimated useful lives. The intangible assets have a weighted-average useful life of 4 months.
Information concerning goodwill and intangible assets is presented in the following table:

	March 31, 2014	December 31, 2013
Amortizable intangible assets	$1,250,000	$1,250,000
Accumulated amortization—intangible assets	(1,190,476)	(1,145,833)
Amortizable intangible assets, net	$59,524	$104,167
Goodwill	$775,000	$775,000

Amortization expense for intangible assets totaled $44,643 for both three month periods, ending March 31, 2014 and 2013.

Estimated Amortization Expense:
For the remaining months of the year ended 12/31/2014	59,524
$59,524
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
Our credit exposure, if any, on the interest rate swap is limited to the net favorable value (net of any collateral pledged) and interest payments of the swap by the counter-party. Conversely, when an interest rate swap is in a liability position we are required to post collateral to PNC which is evaluated monthly and adjusted based on the fair value of the hedge on the last day of the month. The fair value of this swap instrument was a liability of $153 thousand at March 31, 2014 for which our collateral requirement was $200 thousand.

NOTE 12. SUBSEQUENT EVENT
None.

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
This section should be read in conjunction with the description of our “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

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
Our critical accounting policies are listed below. A summary of our significant accounting policies is set forth in Item 8, Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2013.
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
We utilize a "best efforts" delivery program for mortgage loans. With best efforts we commit to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding. This 15 to 90 day commitment is an interest rate lock commitment (IRLC). To protect the Company from changes in interest rate, we enter into loan purchase agreements with third party investors that provide for the investor to purchase loans at the same terms, including interest rate, as committed to the borrower. Under the contractual relationship with these third party investors, the Company is obligated to sell the loan to the investor, and the investor is obligated to buy the loan, only if the loan closes. Accounting guidance requires the Company to treat these commitments as if they were paired with the sale of a notional security bearing similar attributes, thereby creating a derivative.
Periodically, we participate in a “mandatory” delivery program for mortgage loans. Under the mandatory delivery system, loans with interest rate locks are paired with the sale of a notional security bearing similar attributes. Interim income or loss on the pairing of the loans and securities is recorded in mortgage banking income on our income statement. In addition, at the time the loan is delivered to an investor, matched securities are repurchased and a gain or loss on the pairing is recorded in mortgage banking income on our income statement. Management has elected to limit our exposure to this form of delivery to $50 million in outstanding loans. We were not participating in the mandatory delivery program at March 31, 2014 or December 31, 2013.
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

RESULTS OF OPERATIONS
Net Income
Our consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, after all significant inter-company transactions have been eliminated. Net income attributable to our non-controlling interests of $16 thousand and $285 thousand, respectively, are deducted for the quarters ended March 31, 2014 and 2013, to arrive at net income attributable to Monarch Financial Holdings, Inc. The ensuing references and ratios are related to net income attributable to Monarch Financial Holdings, Inc., (hereon referred to as "net income") after net income attributable to non-controlling interests has been deducted.
Net Income Attributable to Monarch Financial Holdings, Inc.

	Three Months Ended March 31,
	2014	2013
Net income	$2,553,749	$3,743,032
Less: Net income attributable to non-controlling interests	(16,484)	(284,903)
Net income attributable to Monarch Financial Holdings, Inc.	$2,537,265	$3,458,129

Net income for the quarter ended March 31, 2014 was $2.5 million, a decrease of $921 thousand or 26.6% over the same quarter in 2013. Basic earnings per share for the first quarter of 2014 and 2013 were $0.24 and $0.37, respectively, while diluted earnings per share were $0.24 and $0.33 for the same periods.
Two important and commonly used measures of profitability are return on assets (net income as a percentage of average total assets) and return on equity (net income as a percentage of average stockholders’ equity). Our annualized return on assets (“ROA”) for the three months ended March 31, 2014 was 1.06% compared to 1.27% for the same respective period in 2013. Our annualized return on equity (“ROE”) for the first quarter of 2014 were 10.46% compared to 15.86% in 2013.
Net interest income declined $953 thousand or 9.2% in the first quarter of 2014 compared to 2013. Non-interest income also declined in the first quarter of 2014 compared to 2013, $3.9 million or 22.5%. Non-interest expense declined $3.1 million or 14.2% in the first quarter of 2014 compared to 2013. These declines are related to significantly lower production in our loans held for sale between comparative quarters. Production, in dollar volume during the first quarter of 2014 is roughly half that of the first quarter of 2013. This lower production impacted interest income, with regard to closed loans awaiting delivery to investors, earnings on loan production and commission expenses on the loans.
Our provision for loan losses in both quarters presented was zero. We reported recoveries in excess of charge offs of $152 thousand in the first quarter of 2014. Net charge offs in the first quarter of 2013 were $122 thousand.
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
Interest rates have been at a record low since December 2008, when the federal funds rate set by the Federal Reserve Bank’s Federal Open Market Committee was reduced to 0.25%. Wall Street Journal Prime Rate (“WSJ”), which generally moves with the federal funds rate, has been 3.25% since December 2008, as well. With rates low but stable, we believe we have been able to position our balance sheet to respond quickly in the future when rates begin to rise, and thereby buffer the potential impact of those rising rates.
Net interest income was $9.5 million in the first quarter of 2014 compared to $10.4 million for the same quarter in 2013, a decrease of $953 thousand or 9.2%. Interest income, which was $10.4 million in the first quarter of 2014, declined $1.4 million when compared to the first quarter of 2013. Interest expense was $971 thousand in 2014 compared to $1.4 million in the first quarter of 2013, a reduction of $467 thousand.
Our greatest earning assets are loans which are comprised of two major portfolio classifications: loans held for sale and loans held for investment. The $1.4 million or 12.0% quarter over quarter decline in interest income is attributable to decreased earnings on our loans held for sale. Average volume on our loans held for sale declined $245.3 million or 77.5% in the first quarter of 2014 compared to first quarter 2013. Interest earned on this portfolio declined $1.9 million to $773 thousand in 2014 compared to $2.7 million one year prior. Interest on our loans held for investment portfolio increased $504 thousand to $9.5 million in the first quarter of 2014 compared to 2013. Changes in interest income for the remainder of our interest earning assets provided a nominal increase period over period. Asset yield was 4.69% for both quarters presented.
Loans held for sale, which are residential mortgages originated by our mortgage division and sold to investors, earn interest while on our books but at rates typically lower than our loans held for investment portfolio. This portfolio is also subject to greater fluctuations in outstanding balances due to a combination of market demand, economic conditions and the prevailing mortgage rates. Interest income on our loans held for sale was $773 thousand, $1.9 million less than the $2.7 million earned in the first quarter of 2013. The potential for volatility of loan volume in this portfolio is evident in the balances for the comparative periods. Balances were declining in the first quarter of 2013 to $242.5 million from the record high of $419.1 million at year end 2012, with the average balance of $316.2 million an indication of a steady decline in volume. Changes in mortgage rates in the later part of 2013 resulted in a sharp decline in volume that appears to have bottomed out in the first quarter of 2014. This is supported by balances at March 31, 2014 of $92.8 million, only $6.9 million below $99.7 million at year end 2013, but a much lower $70.9 million average that period. Despite a year over year increase of 91 basis points in yield on this portfolio to 4.42%, the decline in volume reduced earnings.
Loans held for investment are commercial, real estate, and consumer loans originated and maintained on the Bank's books. Interest income on our loans held for investment portfolio for the first quarter of 2014 increased $504 thousand to $9.5 million. During the first quarter of 2014, we took an interest adjustment of $417 thousand related to the payoff of a loan we had purchased at a discount which had a positive impact on yield, keeping it level with prior year quarter end at 5.50%. Volume growth in loans held for sale was the source of increased income.
The decline in demand for loans held for sale over the past year has left the Company in an excess funds position and federal funds sold have increased an average of $63.6 million and $62.3 million, quarter over quarter. However, residential mortgage activity increased in March and we expect renewed demand will absorb the excess in the next few quarters.
Interest expense declined $467 thousand, driven by lower borrowing expense coupled with interest savings on our money market savings and time deposit accounts. Average interest bearing liabilities declined $144.2 million primarily due to a $112.2 million decline in average borrowings and a $65.1 million decline in average time deposits. Additional cost savings were driven by rate modifications to our money market savings products. The lower volume in our loans held for sale portfolio in the first quarter of 2014 led to excess liquidity, eliminating the need for short term borrowing. The $112.2 million decline in borrowing resulted in interest expense savings of $272 thousand. Interest expense on money market savings accounts declined $34 thousand despite higher volume while interest expense on time deposit accounts declined $152 thousand on lower volume and interest cost. Interest cost declined 13 basis points quarter over quarter to 0.60% in 2014 from 0.73% in 2013.
For analytical purposes, net interest income is adjusted to a taxable equivalent basis to recognize the income tax savings on tax-exempt assets, such as bank owned life insurance (“BOLI”) and state and municipal securities. A tax rate of 35% was used in both 2014 and 2013 when adjusting interest on BOLI and tax-exempt securities to a fully taxable equivalent basis. The difference between rates earned on interest-earning assets (with an adjustment made to tax-exempt income to provide comparability with taxable income, i.e. the “FTE” adjustment) and the cost of the supporting funds is measured by net interest margin.
Our net interest rate spread on a tax-equivalent basis increased 13 basis points to 4.09% for the first quarter of 2014 compared to 2013. Our net interest margin for the first quarter of 2014 was 4.25%. This represents an increase of 13 basis points from 4.12% in the first quarter of 2013.
Bank Owned Life Insurance (BOLI) has been included in interest earning assets. We purchased $6.0 million in BOLI during the fourth quarter of 2005. The income on BOLI is not subject to federal income tax, giving it a tax-effective yield of 4.85% for the first quarter of 2014 compared to 5.03% in 2013.
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

The following is an analysis of net interest income, on a taxable equivalent basis.

NET INTEREST INCOME ANALYSIS

	For Three Months Period Ended March 31, 2014			For Three Months Period Ended March 31, 2013
	Average Balance	Income/ Expense	Yield Rate (1)	Average Balance	Income/ Expense	Yield Rate (1)
ASSETS
Securities, at amortized cost (2)	$27,800,092	$81,295	1.19%	$15,922,802	$62,824	1.60%
Loans, held for investment, net	698,644,828	9,478,892	5.50%	662,207,166	8,974,994	5.50%
Loans, held for sale	70,855,586	772,732	4.42%	316,188,868	2,733,572	3.51%
Federal funds sold	72,317,932	40,378	0.23%	8,739,778	5,158	0.24%
Dividend-earning restricted equity securities	3,621,837	30,000	3.36%	8,533,998	74,435	3.54%
Deposits in other banks	30,256,747	36,032	0.48%	15,042,712	8,142	0.22%
Bank owned life insurance (2)	7,431,875	88,882	4.85%	7,202,730	89,357	5.03%
Total earning assets	910,928,897	10,528,211	4.69%	1,033,838,054	11,948,482	4.69%
Less: Allowance for loan losses	(9,085,118)			(11,024,494)
Nonperforming loans	(6,073,403)			3,334,601
Total non-earning assets	75,044,304			79,785,275
Total assets	$970,814,680			$1,105,933,436
LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Demand	$49,264,899	$18,932	0.16%	$50,723,637	$26,404	0.21%
Savings	22,742,941	22,233	0.40%	22,653,534	23,900	0.43%
Money market savings	371,388,490	348,900	0.38%	337,067,462	382,538	0.46%
Time deposits	200,341,517	444,348	0.90%	265,423,056	596,620	0.91%
Total interest-bearing deposits	643,737,847	834,413	0.53%	675,867,689	1,029,462	0.62%
Borrowings	11,174,374	136,699	4.96%	123,291,450	408,220	1.34%
Total interest-bearing liabilities	654,912,221	$971,112	0.60%	799,159,139	$1,437,682	0.73%
Non-interest-bearing liabilities
Demand deposits	205,230,868			189,179,604
Other non-interest-bearing liabilities	12,297,570			29,064,279
Total liabilities	872,440,659			1,017,403,022
Stockholders’ equity	98,374,021			88,430,414
Total liabilities and stockholders’ equity	$970,814,680			$1,105,833,436
Net interest income (2)		$9,557,099			$10,510,800
Interest rate spread (2)(3)			4.09%			3.96%
Net interest margin (2)(4)			4.25%			4.12%

(1)	Yields are annualized and based on average daily balances.

(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 35%, with a $36,355 adjustment for 2014 and a $36,302 adjustment for 2013.

(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.

(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

NET INTEREST INCOME ANALYSIS - CONTINUED
	For Three Months Period Ended March 31, 2012
	Average Balance	Income/ Expense	Yield Rate (1)
ASSETS
Securities, at amortized cost (2)	$9,005,526	$51,248	2.29%
Loans, held for investment, net	595,439,344	8,624,403	5.83%
Loans, held for sale	234,184,783	2,256,633	3.88%
Federal funds sold	9,699,870	6,259	0.26%
Dividend-earning restricted equity securities	7,116,366	37,500	2.12%
Deposits in other banks	7,417,947	3,548	0.19%
Bank owned life insurance (2)	6,977,129	92,927	5.36%
Total earning assets	869,840,965	11,072,518	5.12%
Less: Allowance for loan losses	(9,722,090)
Nonperforming loans	5,842,680
Total non-earning assets	57,369,180
Total assets	$923,330,735
LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Demand	$39,336,759	$22,367	0.23%
Savings	17,452,718	20,632	0.48%
Money market savings	282,701,509	467,253	0.66%
Time deposits	316,560,600	771,535	0.98%
Total interest-bearing deposits	656,051,586	1,281,787	0.79%
Borrowings	34,453,578	185,357	2.16%
Total interest-bearing liabilities	690,505,164	$1,467,144	0.85%
Non-interest-bearing liabilities
Demand deposits	137,627,886
Other non-interest-bearing liabilities	17,947,014
Total liabilities	846,080,064
Stockholders’ equity	77,250,671
Total liabilities and stockholders’ equity	$923,330,735
Net interest income (2)		$9,605,374
Interest rate spread (2)(3)			4.09%
Net interest margin (2)(4)			4.25%

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

RECONCILIATION OF NET INTEREST INCOME
TO TAX EQUIVALENT INTEREST INCOME

Non-GAAP	For the Three Months Ended March 31,
	2014	2013	2012
Interest income:
Total interest income	$10,434,083	$11,853,870	$10,974,574
Bank owned life insurance	57,773	58,082	61,332
Tax equivalent adjustment (35% tax rate)
Bank owned life insurance	31,109	31,275	31,595
Municipal securities	5,246	5,255	5,017
Adjusted income on earning assets	10,528,211	11,948,482	11,072,518
Interest expense:
Total interest expense	971,112	1,437,682	1,467,144
Net interest income—adjusted	$9,557,099	$10,510,800	$9,605,374

Adjusted net interest income declined approximately $954 thousand in the first quarter of 2014 compared to 2013. Interest income declined $1.4 million quarter over quarter and interest expense declined $467 thousand. Reduced interest expense partially offset the loss of income in the quarter.
Changes in Net Interest Income (Rate/Volume Analysis)
Net interest income is the product of the volume of average earning assets and the average rates earned, less the volume of average interest-bearing liabilities and the average rates paid. The portion of change relating to both rate and volume is allocated to each of the rate and volume changes based on the relative change in each category.
The decline in the first quarter of 2013 over the first quarter 2012 in net interest income was volume driven. The net of volume changes in interest bearing assets and liabilities reduced net interest income $1.3 million that was partially offset by $307 thousand provided through changes in interest rate. Volume reduction in our interest earning asset resulted in a $2.0 million decrease in interest income. A $2.5 million income loss due to much lower volume on loans held for sale was partially offset by $575 thousand in income resulting from the 91 basis point increase in rate on this product. Growth in volume on our loans held for investment contributed $494 thousand in interest income. Lower volume on time deposits provided a cost savings of $144 thousand that was enhanced by lower rates. Lower rates on our money market savings provided a cost savings of $69 thousand that was partially offset by additional expense of $36 thousand due to growth. Significantly lower borrowings created a cost savings of $624 thousand that was reduced by $353 thousand in rate related cost.
For the first quarter of 2013 compared to 2012, increased loan volume was the source of the increase in interest income. Loan growth provided an additional $1.7 million in income which was reduced by $879 thousand due to reduced rates. Average time deposits balances declined $51 million positively impacting interest expense, which declined $118 thousand which was partially offset by growth in other interest bearing deposits. Lower rates in all deposit types contributed $225 thousand in additional interest savings. Increased borrowings absorbed much of the savings in interest expense for a net savings of $29 thousand.
The following table analyzes the changes in both rate and volume components of net interest income on a tax equivalent basis.

RATE / VOLUME ANALYSIS
(in thousands)

	For the Three Months Ended March 31,
	2014 vs. 2013			2013 vs. 2012
	Interest Increase (Decrease)	Change Attributable to		Interest Increase (Decrease)	Change Attributable to
		Rate	Volume		Rate	Volume
Interest income
Loans held for investment	$504	$10	$494	$351	$(629)	$980
Loans held for sale	(1,961)	575	(2,536)	477	(250)	727
Securities	18	(20)	38	12	(12)	24
Federal funds sold	35	—	35	(1)	—	(1)
Dividend-earning restricted equity securities	(44)	(3)	(41)	36	27	9
Deposits in other banks	28	15	13	5	1	4
Bank owned life insurance	—	(3)	3	(4)	(7)	3
Total interest income	$(1,420)	$574	$(1,994)	$876	$(870)	$1,746

Interest expense
Deposits:
Demand	$(7)	(6)	(1)	$4	(2)	6
Money market	(33)	(69)	36	(84)	(163)	79
Savings	(2)	(2)	—	3	(3)	6
Time	(153)	(9)	(144)	(175)	(57)	(118)
Total deposits	(195)	(86)	(109)	(252)	(225)	(27)
Borrowings	(271)	353	(624)	223	(95)	318
Total interest expense	(466)	267	(733)	(29)	(320)	291
Net interest income	$(954)	$307	$(1,261)	$905	$(550)	$1,455

Non-Interest Income
Non-interest income was $13.3 million in the first quarter of 2014, a $3.9 million or 22.5% decline from the first quarter of 2013. Mortgage banking income, which was $3.9 million or 24.5% less than one year prior is the source of this reduction. Non-interest income is broken out into more detail in the following table.

NON-INTEREST INCOME

	For the Three Months Ended March 31,
	2013	2012
Mortgage banking income	$12,202,162	$16,165,936
Service charges and fees	470,212	451,154
Title company income	105,034	254,351
Bank owned life insurance income	57,773	58,082
Investment and insurance commissions	445,472	206,936
Other	27,998	44,559
	$13,308,651	$17,181,018
Mortgage banking income represents fees from originating and selling residential mortgage loans as well as commercial mortgages through Monarch Mortgage and our wholly owned commercial mortgage banking subsidiary, Monarch Capital, LLC. Mortgage banking income was lower in 2014 due to lower loan volume. The total number of loans and volume closed in the first quarter of 2014 was 1,106 units and $271.2 million compared to 2,034 units and $542.2 million, one year prior. Purchased volume was 81% in 2014 compared to 43% in 2013. The average closed loan amount remains in the mid to upper $200 thousand range.
Service charges and fees on deposit accounts increased $19 thousand in the first quarter of 2014 compared to 2013. The primary components of service charges and fees are non-sufficient fund and overdraft fees and ATM transaction fees and merchant service fees. This growth is attributable to growth in our demand deposit products, year over year. We have an agreement with a third-party vendor to brand ATMs in Food Lion grocery stores in southeast Virginia and northeast North Carolina. In return for supplying the cash for the machines and paying the machines’ cash servicing fees, we receive a portion of the transaction surcharge, and our customers can withdraw cash from the machines without a fee or transaction surcharge. We have 13 ATMs located at our banking center sites. Combined with our third-party vendor relationship, our network includes 56 active branded ATMs.
Investment and insurance income increased $239 thousand in the first quarter of 2014 compared to 2013. Monarch Bank Private Wealth ("MBPW") has continued to grow income through the sale of products and services along with increasing the level of assets under their management through affiliation with Raymond James Financial Services, Inc.
Through Monarch Investment, LLC, we own a 75% interest in a title company, Real Estate Security Agency, LLC (RESA), which is being treated as a consolidated entity for accounting purposes. RESA income declined $149 thousand in the first quarter of 2014 compared to 2013. Like our mortgage banking division, lower demand has impacted income production in the first quarter.
Non-interest Expense
The following table summarizes our non-interest expense for the periods indicated:

NON-INTEREST EXPENSE

	For the Three Months Ended March 31,
	2014	2013
Salaries and employee benefits	$8,271,561	$8,205,075
Commissions and incentives	4,010,964	7,065,476
Loan expense	1,363,141	1,830,437
Occupancy expenses, net of rental income	1,503,847	1,209,176
Furniture and equipment expense	772,856	657,342
Marketing expense	521,841	512,958
Data processing services	479,278	400,958
Professional fees	249,839	287,089
Telephone	311,137	254,924
FDIC Insurance	132,266	174,675
Stationery and supplies	106,118	168,110
Virginia Franchise Tax	201,951	143,852
Postage and shipping	135,130	159,791
Travel expense	86,451	76,979
ATM expense	77,746	71,376
Amortization of intangibles	44,643	44,643
Insurance expense	56,094	52,665
Title expense	14,459	36,729
Other real estate expense	7,139	1,104
Other	400,172	507,262
	$18,746,633	$21,860,621
Total non-interest expenses decreased $3.1 million in the first quarter of 2014 compared to 2013. Net overhead expense, which is the difference between non-interest income and non-interest expense, increased $758 thousand in the first quarter of 2014 compared to 2013.

Employee compensation; in the form of salaries, benefits, commissions and incentives, represent approximately 66% of non-interest expense in 2014 compared to 70% in 2013. The number of full time equivalent employees at March 31, 2014 totaled 644 compared to 643 one year prior. Salaries and benefits increased marginally in the first quarter due to a stabilized workforce and cost control measures. Commissions and incentives are down $3.1 million in the quarter or 43% due to the lower mortgage productions noted previously.
We continue to reposition and expand our operations to enable us to better serve our clients. We relocated our Monarch Mortgage headquarters and Oceanfront bank office in March 2013. We opened a mortgage and commercial lending office in Newport News in January 2013. Costs associated with occupancy expense, furniture and equipment have increased due to Company growth. The increase in technology expense is a byproduct of doing business and remaining competitive in todays market. Virginia Bank Franchise Tax is assessed based on Company capital levels, which have increased year over year.
We only have one property in other real estate at March 31, 2014. This property was moved into other real estate in 2013. There were no properties sold in the first quarter of 2014 or 2013 and no valuations adjustments recorded. Expenses related to the maintenance and sale of other real estate were $7 thousand in the first quarter of 2014 and $1 thousand in the first quarter of 2013.
The following summary identifies, in descending order, non-interest expenses with the most significant quarter-over-quarter increase.

	Increase For the Three Months Ended March 31, 2014
	Dollars	Percentage
Occupancy expense	$294,671	24.4%
Furniture and equipment expense	115,514	17.6%
Data processing services	78,320	19.5%
Salaries and employee benefits	66,486	0.8%
Virginia Bank Franchise Tax	58,099	40.4%
Income Taxes
Our federal income tax provision was $1.4 million in the first quarter of 2014 compared to $1.9 million in 2013. State income tax provision for the states of Maryland, North Carolina and South Carolina totaled $117.8 thousand and $128.6 thousand for the same respective periods.
BOLI income and certain municipal securities are not subject to federal income tax. We had tax exempt income of $68 thousand in both the first quarter of 2014 and 2013.
The table below presents a summary of income taxes and the effective tax rate for quarters ended March 31, 2014 and 2013.

Income Tax Summary
	For the Three Months Ended March 31,
	2014	2013
Income tax provision	$1,471,240	$1,993,553
Less: state tax provision	117,840	128,553
Federal tax provision	$1,353,400	$1,865,000

Net income before tax	$4,024,989	$5,736,585
Federal tax free income:
BOLI	57,773	58,082
Municipal securities	9,742	9,759
Federal taxable income	$3,957,474	$5,668,744

Effective federal tax rate	33.6%	32.5%

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
GENERAL
Total assets were $1.023 billion at March 31, 2014, a $6.0 million or 0.6% increase compared to assets of $1.017 billion at December 31, 2013. Total cash and cash equivalents increased $34.9 million or 33.2% and loans held for investment, net, increased $2.4 million or 0.3%. Property and equipment increased $1.0 million or 3.5%. Investment securities declined $25.6 million or 52.5% and loans held for sale portfolio declined $6.9 million or 6.9%. Restricted equity securities declined $528 thousand or 14.3%.
Cash and cash equivalents, which fluctuate daily based on our liquidity levels and mortgage settlement activity, increased $34.9 million. This increase is comprised of $5.1 million growth in interest bearing bank balances and $30.2 million in federal funds sold. The increase in interest bearing bank balances was in the form of fixed rate deposits which we have been purchasing with a laddered maturity schedule of between 3 months and 5 years. The increase in federal funds sold was due to the maturity of a short term investment during the quarter. Investment securities declined $25.6 million due to $31.1 million in security maturities and calls, net of $5.3 million in purchases. Restricted equity securities include stock in the Federal Reserve, Federal Home Loan Bank and other bankers' banks. The level of stock we retain is subject to evaluation by the various entities and may result in a periodic increase or decrease in share level. Our stock in the Federal Home Loan Bank is impacted by much lower borrowing levels.
Our loans held for investment portfolio which is comprised primarily of commercial loans and and real estate loans has grown $2.4 million in the first quarter of 2014. Growth in real estate 1-4 family of $6.6 million and real estate multifamily of $1.2 million were offset by declines in commercial real estate of $4.0 million and real estate construction of $1.8 million.
Our loans held for sale portfolio represents mortgage loans that have been closed and are awaiting investor funding. A majority of our mortgage loans are pre-sold. These loans typically remain on our books for thirty to forty-five days. Outstanding balances, which are dependent on the current mortgage market, the timing of closings, and investor turn around, may fluctuate significantly between periods. Despite a decline in excess of $30.0 million in outstanding balances during the quarter, the quarter end balance decline was $6.9 million.
Total liabilities were $922.7 million at March 31, 2014, an increase of $3.8 million or 0.4% over December 31, 2013 liabilities of $918.9 million. Total deposits, which are our primary liability source, increased $1.1 million to $894.2 million at March 31, 2014 compared to $893.1 million at year-end 2013. Total borrowings decreased nominally at March 31, 2014 compared to December 31, 2013.
The mix of our deposits outstanding changed favorably with higher cost time deposits declining $9.1 million and money market savings declining $6.9 million while non-interest bearing demand deposits increased $14.5 million. Savings deposits increased $2.2 million during the quarter.
Our non-interest bearing deposits represent 24.8% and 23.2% of our total deposits at March 31, 2014 and December 31, 2013, respectively. Commercial and small business checking accounts comprise the largest percentage of non-interest bearing demand deposits. At March 31, 2014, commercial checking accounts increased $17.3 million over December 31, 2013 and at $130.0 million were 59% of non-interest bearing demand. Small business checking accounts declined $3.7 million to $58.2 million, 26% of non-interest bearing demand. We are primarily a business bank and, as such, have focused our efforts on obtaining company operating accounts, which are demand deposit accounts. Attorney escrow accounts represented 9% of non-interest bearing deposits at March 31, 2014 and at $19.7 million did not change over December 31, 2013. Escrow accounts ordinarily house real estate funds, which makes them sensitive to the growth within the real estate market. Our focus on the business sector, coupled with the growth in business operating accounts, has resulted in continued growth in demand deposits.
Interest bearing demand deposits were level with December 31, 2013. Interest bearing demand deposits represent 8.3% of interest bearing deposits. Money market and time deposits ("CDs") represent roughly 87.8% and savings deposits represent roughly 3.6%, of interest bearing deposits. Money market deposits, which were $367.6 million at March 31, 2014, have declined $6.9 million since December 31, 2013. Brokered money market deposit accounts included in our money market totals at both March 31, 2014 and December 31, 2013 declined $3.6 million since year end. Excluding these accounts, non-brokered money market balances declined $3.3 million since year end 2013. We are managing money market account growth through pricing of our multi-tiered money market product, while keeping rates attractive and highly competitive in the market. Our current economic environment is still volatile enough to keep many “would be” market investors looking to the safety of insured bank deposits. Money market accounts are the most suitable product for these individuals because rates are higher than demand and savings accounts but they have withdrawal features more flexible than CDs. Therefore, our money market balances may be adversely impacted in the future when the economy is more stable and investors return to the stock market and higher, but riskier, rate alternatives.
Outstanding CDs declined $9.2 million to $224.9 million through March 31, 2014 compared to December 31, 2013. Included in CDs are brokered CDs which are used along with our brokered money market accounts and Federal Home Loan Bank ("FHLB") borrowings to fund our loans held for sale portfolio. The majority of these brokered CDs are Certificate of Deposit Account Registry Service® (“CDARS”), which are typically short term, with maturities of between 4 and 13 weeks. However, we also house certain municipal deposits in CDARS because of the additional deposit insurance protection offered by the product. Brokered deposits were $1.0 million less at March 31, 2014 than year end 2013. Our remaining CD portfolio has continued to decline, by design. CD shoppers typically expect higher interest rates. We have focused on relationship pricing for CDs, with non- clients receiving lower rates for CDs than existing clients, thereby encouraging relationships which are beneficial to both the Bank and our clients.
Excluding brokered deposits, our loans held for investment to deposit ratio was 90.1% and 90.5% for March 31, 2014 and December 31, 2013, respectively.
Stockholders’ equity was $100.0 million at March 31, 2014, compared to $97.7 million at December 31, 2013. Components of the increase in stockholders’ equity include net income of $2.5 million, decrease in unrealized losses in other comprehensive income of $106 thousand, exercised stock options of $165 thousand, common stock issued through dividend reinvestment of $76 thousand, net of stock based compensation expense totaling $199 thousand, common stock dividend payments of $742 thousand, and distributions to non-controlling interests of $126 thousand.

Loans Held for Investment
Our lending activities are our principal source of income. Loans held for investment, net of unearned income, grew $2.4 million or 0.34% in the first quarter of 2014. Our allowance for loan losses increased $152 thousand and we had net recoveries of $152 thousand.
The following table provides a breakdown, by segment of our loans held for investment at March 31, 2014 and December 31, 2013.
LOANS HELD FOR INVESTMENT

	March 31, 2014	December 31, 2013
Commercial	$119,183,018	$119,367,962
Real estate
Construction	153,760,986	155,551,690
Residential (1-4 family)	96,404,760	89,846,277
Home equity lines	67,568,909	67,177,011
Multifamily	28,550,653	27,392,561
Commercial	246,227,454	250,178,584
Real estate subtotal	592,512,762	590,146,123
Consumers
Consumer and installment loans	3,093,587	2,911,397
Overdraft protection loans	58,517	71,009
Loans to individuals subtotal	3,152,104	2,982,406
Total gross loans	714,847,884	712,496,491
Unamortized loan costs, net of deferred fees	240,046	174,976
Loans held for investment, net of unearned income	715,087,930	712,671,467
Allowance for loan losses	(9,213,100)	(9,061,369)
Total net loans	$705,874,830	$703,610,098

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
To determine the total allowance for loan losses, we estimate the reserves needed by analyzing loans on both, a pooled basis and individually. Our allowance for loan losses consists of amounts applicable to the following three loan types: commercial, real estate, and consumer. In addition, loans within these types are evaluated as a group or on an individual or relationship basis and assigned a risk grade based on the underlying characteristics. Loans are pooled by loan segment with loan type and losses modeled utilizing historical experience by segment, other known and inherent risks, and quantitative techniques which management has determined fit the characteristics of the loan type or segment within that type. We utilize a moving average historical loss "look back" period of four years.

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
5 Acceptable with care
The following is a breakdown between pass and watch list loans at March 31, 2014 and December 31, 2013. There were no loans risk graded Doubtful (8) or Loss (9) included in our portfolio at March 31, 2014 or December 31, 2013.

PASS AND WATCH LIST LOANS

	March 31, 2014
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$115,552,246	$—	$3,630,772	119,183,018	3.36
Real estate
Construction	146,998,968	—	6,762,018	153,760,986	3.67
Residential (1-4 family)	87,598,869	1,043,200	7,762,691	96,404,760	4.16
Home equity lines	65,893,305	49,314	1,626,290	67,568,909	4.14
Multifamily	26,283,735	1,969,248	297,670	28,550,653	3.77
Commercial	235,362,573	241,416	10,623,465	246,227,454	3.79
Real estate subtotal	562,137,450	3,303,178	27,072,134	592,512,762	3.86
Consumers
Consumer and installment loans	3,007,148	—	86,439	3,093,587	4.09
Overdraft protection loans	58,517	—	—	58,517	4.40
Loans to individuals subtotal	3,065,665	—	86,439	3,152,104	4.09
Total gross loans	$680,755,361	$3,303,178	$30,789,345	714,847,884	3.77

	December 31, 2013
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$112,512,939	$12,891	$6,842,132	$119,367,962	3.45
Real estate
Construction	147,478,248	978,247	7,095,195	155,551,690	3.77
Residential (1-4 family)	80,560,400	3,329,470	5,956,407	89,846,277	4.22
Home equity lines	65,790,766	—	1,386,245	67,177,011	4.13
Multifamily	26,078,523	1,005,985	308,053	27,392,561	3.70
Commercial	242,167,855	2,295,326	5,715,403	250,178,584	3.73
Real estate subtotal	562,075,792	7,609,028	20,461,303	590,146,123	3.85
Consumers
Consumer and installment loans	2,823,254	—	88,143	2,911,397	4.10
Overdraft protection loans	71,009	—	—	71,009	4.43
Loans to individuals subtotal	2,894,263	—	88,143	2,982,406	4.11
Total gross loans	$677,482,994	$7,621,919	$27,391,578	$712,496,491	3.79
Additional regulatory guidance with regard to the specifications of the special mention (6) risk grade, stipulates that loans with this risk grade be treated as transitory and should not remain special mention for more than one year. We continue to monitor and evaluate loans in our special mention risk grade on a monthly basis.
We evaluate the collectability of both principal and interest when assessing the need for a loss accrual. (For additional discussion on this evaluation refer to Note 1 and Note 3 of our 2013 Annual Report on Form10-K.)
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
We recorded $0 in provision for loan losses compared in both the first quarter of 2014 and 2013. Based on the current economic environment and the composition of our loan portfolio, the level of our charged-off loans combined with our loss experience, we consider our loan loss allowance sufficient to meet the losses inherent in our portfolio.
Loans charged off during first quarter of 2014 totaled $12,554 compared to $554,084 for the same period in 2013. Recoveries totaled $164,285 in the first quarter of 2014 compared to $432,365 for the same period in 2013. The ratio of net charge-offs to average outstanding loans for the first quarter of 2014 was (0.02)% compared to 0.02% in 2013. A total of $12,554 in specific reserves were included in our December 31, 2013 loan loss allowance for loans charged off in the first quarter of 2014. Specific reserves totaling $494,941 were included in our December 31, 2012 loan loss allowance for loans charged off in the first quarter of 2013.
In the first quarter of 2014, approximately $13 thousand in loans charged off were related to business failure. In the first quarter of 2013, approximately $531 thousand in loans charged off were related to residential properties and $23 thousand were related to consumer losses.
The allowance for loan losses totaled $9,213,100 at March 31, 2014, an increase of $151,731 from December 31, 2013. The ratio of the allowance to loans held for investment, less unearned income, was 1.29% at March 31, 2014, and 1.27% at December 31, 2013. We believe that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in our loan portfolio at March 31, 2014. The allowance to loans ratio is supported by the level of non-performing loans, the seasoning of the loan portfolio, and the experience of the lending staff in the market.

 LOAN LOSS ALLOWANCE AND LOSS EXPERIENCE

	For the Three Months Ended March 31,
	2014	2013
Balance, beginning of period	$9,061,369	$10,910,000
Loans charged-off
Commercial	—	—
Real estate
Construction	—	—
Residential (1-4 family)	(12,554)	(57,000)
Home equity lines	—	(473,909)
Multifamily	—	—
Commercial	—	—
Consumers
Consumer and installment loans	—	(22,759)
Overdraft protection loans	—	(416)
Loans charged-off total	(12,554)	(554,084)
Recoveries
Commercial	88,300	296,484
Real estate
Construction	8,590	61,479
Residential (1-4 family)	8,385	5,902
Home equity lines	59,010	47,892
Multifamily	—	—
Commercial	—	20,000
Consumers
Consumer and installment loans	—	587
Overdraft protection loans	—	21
Loan recoveries total	164,285	432,365
Net Charge Offs	151,731	(121,719)
Provisions charged to operations	—	—
Balance, end of period	$9,213,100	$10,788,281

A summary of our allowance as of March 31, 2014 and December 31, 2013 by segment is as follows:

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	March 31, 2014
	Amount	Percentage of loans in each category to total loans
Commercial	$1,052,325	16.7%
Real estate
Construction	2,041,279	21.5%
Residential (1-4 family)	1,744,812	13.5%
Home equity lines	2,010,631	9.5%
Multifamily	87,584	4.0%
Commercial	1,826,606	34.4%
Consumers
Consumer and installment loans	98,873	0.4%
Overdraft protection loans	1,674	—%
Unallocated	349,316
	$9,213,100	100.0%
Total loans held for investment outstanding *	$715,087,930
Ratio of allowance for loan losses to total loans held for investment	1.29%

	December 31, 2013
	Amount	Percentage of loans in each category to total loans
Commercial	$1,219,255	16.8%
Real estate
Construction	1,978,320	21.8%
Residential (1-4 family)	1,685,502	12.6%
Home equity lines	2,132,916	9.4%
Multifamily	59,586	3.9%
Commercial	1,305,131	35.1%
Consumers
Consumer and installment loans	99,271	0.4%
Overdraft protection loans	688	—%
Unallocated	580,700
	$9,061,369	100.0%
Total loans held for investment outstanding *	$712,671,467
Ratio of allowance for loan losses to total loans held for investment	1.27%

*	Total loans held for investment outstanding includes unamortized loan costs, net of deferred fees of $240,046 at March 31, 2014 and $174,976 at December 31, 2013.

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
Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings. Based on this definition total non-performing loans as a percentage of total loans were 1.03% and 1.00% at March 31, 2014 and December 31, 2014. However, all of our troubled debt restructure loans were performing in both periods presented. Excluding performing troubled debt restructure this percentage declines to 0.35% and 0.31% at March 31, 2014 and December 31, 2013, respectively. Non-performing assets at March 31, 2014 and December 31, 2013 are presented below.

NON-PERFORMING ASSETS

	Non-Performing Loans
	Over 90 Days and Accruing	Nonaccrual Loans	Accruing Restructured Loans	Total Non-Performing Loans	Other Real Estate Owned	Total Non-Performing Assets

March 31, 2014
Commercial	$29,789	$—	$—	$29,789	$—	$29,789
Real estate
Construction	—	355,404	—	355,404	—	355,404
Residential (1-4 family)	—	814,253	258,253	1,072,506	301,963	1,374,469
Home equity lines	—	544,406	—	544,406	—	544,406
Multifamily	—	—	—	—	—	—
Commercial	729,447	—	4,553,365	5,282,812	—	5,282,812
Consumers
Consumer and installment loans	—	4,151	82,288	86,439	—	86,439
Overdraft protection loans	—	—	—	—	—	—
Total	$759,236	$1,718,214	$4,893,906	$7,371,356	$301,963	$7,673,319

December 31, 2013
Commercial	$—	$—	$—	$—	$—	$—
Real estate
Construction	—	357,561	—	357,561	—	357,561
Residential (1-4 family)	472,052	825,964	263,624	1,561,640	301,963	1,863,603
Home equity lines	—	552,193	—	552,193	—	552,193
Multifamily	—	—	—	—	—	—
Commercial	—	—	4,568,883	4,568,883	—	4,568,883
Consumers
Consumer and installment loans	—	4,352	83,792	88,144	—	88,144
Overdraft protection loans	—	—	—	—	—	—
Total	$472,052	$1,740,070	$4,916,299	$7,128,421	$301,963	$7,430,384

	March 31, 2014	December 31, 2013
Asset Quality Ratios:
Non-accruing nonperforming loans to period end loans	0.35%	0.31%
Non-accruing nonperforming assets to total assets	0.27%	0.25%
Nonperforming assets to period end assets	0.75%	0.73%
Allowance for loan losses to non-accruing nonperforming loans	371.88%	409.62%
Nonperforming loans to period end loans	1.03%	1.00%
Restructured loans are loans for which it has been determined the borrower will not be able to perform under the original terms of the loan agreement and a concession has been made to those terms that would not otherwise have been considered. Restructured loans are evaluated in accordance with applicable accounting guidance as impaired loans. In addition, if it is determined the borrower is unable to perform under the modified terms, further steps, such as a full charge-off or foreclosure may be taken. We did not have any commitments to lend additional funds on restructured loans at March 31, 2014 or December 31, 2013.

TROUBLED DEBT RESTRUCTURING

	Commercial	Residential 1-4 Family	Real Estate Construction	Consumer	Total

March 31, 2014
Balance beginning of the period	$—	$263,624	$4,568,883	$83,792	$4,916,299
Investment in restructured loans
Additions (payments received) during the period	—	(5,371)	(15,518)	(1,504)	(22,393)
Charge-off during the period	—	—	—	—	—
Moved to other real estate	—	—	—	—	—
Valuation allowance for restructured loans included in charged-off loans	—	—	—	—	—
Additions during the period	—	—	—	—	—
Restructured loans included in impaired loans end of the period	$—	$258,253	$4,553,365	$82,288	$4,893,906

December 31, 2013
Balance beginning of the period	$617,394	$83,912	$1,403,739	$—	$2,105,045
Investment in restructured loans
Additions (payments received) during the period	(434,724)	179,712	3,200,000	83,792	3,028,780
Charge-off during the period	(182,670)	—	(34,856)	—	(217,526)
Moved to other real estate	—	—	—	—	—
Valuation allowance for restructured loans included in charged-off loans	—	—	—	—	—
Additions during the period	—	—	—	—	—
Restructured loans included in impaired loans end of the period	$—	$263,624	$4,568,883	$83,792	$4,916,299

Recoveries of charged-off balance
March 31, 2014	$—	$—	$—	$—	$—
December 31, 2013	$—	$—	$—	$—	$—
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

OTHER REAL ESTATE

	March 31, 2014
	Balance	Number
January 1,	$301,963	1
Balance moved into other real estate	—	—
	301,963	1
Write down of property charged to operations	—
Payments received after foreclosure	—
Properties sold	—	—
Balance March 31, 2013	$301,963	1
Gross gains of sale of other real estate	$—
Gross losses on sale of other real estate	—
Write down of property charged to operations	—
Rental income, other real estate	—
Other real estate expense	(7,139)
Foreclosed property (expense) income	$(7,139)

	December 31, 2013
	Balance	Number
January 1,	$—	—
Balance moved into other real estate	397,037	2
	397,037	2
Write down of property charged to operations	—
Payments received after foreclosure	—
Properties sold	(95,074)	(1)
Balance December 31, 2013	$301,963	1
Gross gains of sale of other real estate	$—
Gross losses on sale of other real estate	(3,020)
Write down of property charged to operations	—
Rental income, other real estate	—
Other real estate expense	(7,098)
Foreclosed property (expense) income	$(10,118)

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
Cash, cash equivalents and federal funds sold totaled $139.8 million as of March 31, 2014 compared to $104.9 million as of December 31, 2013. At March 31, 2014, cash, interest bearing bank balances, securities classified as available for sale and federal funds sold were $163.0 million or 17.0% of total earning assets, compared to $121.8 million or 12.8% of total earning assets at December 31, 2013.
In the course of operations, due to fluctuations in loan and deposit levels, we occasionally find it necessary to purchase federal funds on a short-term basis. We maintain unsecured federal funds line arrangements with five other banks, which allow us to purchase funds totaling $61.0 million. These lines mature and re-price daily. At March 31, 2014 and December 31, 2013, we had $0 in federal funds purchased outstanding.
We have access to the Federal Reserve Bank of Richmond’s discount window should a liquidity crisis occur. We have not used this facility in the past and consider it a backup source of funds.
We are also members of the Promontory Network and have access to a program through their Certificate of Deposit Account Registry Service® (“CDARS”) to use their CDARS One Way BuySM to purchase cost-effective funding without collateralization (and in lieu of generating funds through “traditional” brokered CDs or the Federal Home Loan Bank). These funds are accessed through a weekly auction. The auction typically takes place on Wednesdays, with next day settlement. There are seven maturities available ranging from 4 weeks to 5 years. If we are allotted funds in the auction, we incur no transaction fees or commissions. Although the process to compete for these deposits is different from the process for traditional brokered CDs, they are still considered brokered for Call Report purposes. These funds, which are included in our Jumbo CDs, are subject to discretionary limitations on volume that we normally would impose on traditional brokered deposits. Based on our “well capitalized” status, we are able to draw up to 30% of assets or $306.8 million from this program at March 31, 2014. We had $58.2 million on our balance sheet from this program at March 31, 2014 and $59.1 million at December 31, 2013.
We have lines of credit with the Federal Home Loan Bank of Atlanta (“FHLB”) that can equal up to 30% of our assets. Our line of credit totaled approximately $160.8 million with $151.7 million available at March 31, 2014. This line is currently reduced by $8.0 million, which has been pledged as collateral for public deposits.
Borrowings outstanding under the combined FHLB lines of credit were $1.2 million at March 31, 2014 and December 31, 2013. We had the following borrowing advances under our Primary line outstanding as of March 31, 2014 with the following final maturities:

Advance Amount	Expiration Date
$1,150,488	9/28/2015
$1,150,488
This advance is a principal reducing credit that matures on September 28, 2015. Terms include 39 quarterly principal payments of $25 thousand beginning December 2005, with a final payment of $1.0 million in September 2015. We utilized this advance to match-fund several long term fixed rate loans. The interest rate for this advance is fixed at 4.96%.
In June 2012, we obtained a short term, holding company line of credit from PNC Bank of Pittsburgh, PA in the amount $5.0 million, which expired June 7, 2013 but was renewed for an additional six months ending December 6, 2013. The terms of this line allowed Monarch to choose between two interest rate options with each advance; 1.) Base Rate Option (Base Rate plus 100 basis points) or 2.) London Interbank Offering Rate ('LIBOR")(LIBOR plus 200 basis points). The Base Rate is defined as the highest of (A) the Prime Rate, and (B) the sum of the Federal Funds Open Rate plus 50 basis points, and (C) the sum of the Daily LIBOR rate plus 100 basis points. On June 7, 2013, we repaid the entire line. There were no prepayment penalties associated with this line which was held at the holding company level and was used as a capital infusion into the Bank which qualified as Tier 1 capital for the Bank.
We have no material commitments or long-term debt for capital expenditures at the report date. The only long-term debt is for funding loans.
Off-Balance Sheet Arrangements
We enter into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions recognized as of March 31, 2014 and December 31, 2013 were a line of credit to secure public funds and commitments to extend credit and standby letters of credit issued to customers. The line of credit to secure public funds was from the Federal Home Loan Bank for $8 million at March 31, 2014 and December 31, 2013.
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
Commitments to extend credit, amounted to $322.8 million at March 31, 2014 and $237.9 million at December 31, 2013, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
We had one commitment to purchase a $1.0 million agency security at March 31, 2014. We did not have any outstanding commitments to purchase securities at December 31, 2013.
Standby letters of credit are conditional commitments we issue guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. We had $17.5 million in outstanding standby letters of credit at March 31, 2014 and $19.9 million at December 31, 2013.
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
The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the Bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. At March 31, 2014, the amount available was approximately $20.7 million. In 2012 we paid quarterly dividends on our series B noncumulative, perpetual preferred stock of 7.8%, or $0.4875 per share per quarter, which has since been converted to common stock. We paid our first common stock dividend in 2010. We began paying common stock dividends on a quarterly basis in the first quarter of 2012. We paid semi-annual dividends on our common stock in 2011. Below is a table of our dividend history.
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

COMMON STOCK DIVIDENDS

Payment Date	Per Share Dividend	Total Dividend
2014
February 28, 2014	$0.07	$742,447
2013
November 30, 2013	$0.07	$733,448
August 30, 2013	$0.06	$628,325
May 31, 2013	$0.06	$624,443
February 28, 2013	$0.05	$453,880
2012
November 30, 2012	$0.05	$332,754
August 31, 2012	$0.05	$302,161
May 31, 2012	$0.05	$299,174
February 28, 2012	$0.04	$240,000
2011
November 30, 2011	$0.08	$475,531
June 22, 2011	$0.08	$477,227
Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2014, the Bank meets all capital adequacy requirements to which it is subject.
As of March 31, 2014, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. The Bank’s actual capital amounts and ratios are also presented in the table as of March 31, 2014 and December 31, 2013.

RISK BASED CAPITAL

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
	(Dollars in Thousands)
As of March 31, 2014
Total Risk-Based Capital Ratio
Consolidated company	$118,551	14.27%	$66,403	8.00%	N/A	N/A
Bank	$118,662	14.30%	$66,468	8.00%	$83,004	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated company	$109,338	13.16%	$33,234	4.00%	N/A	N/A
Bank	$109,449	13.19%	$33,201	4.00%	$49,802	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated company	$109,338	11.26%	$38,833	4.00%	N/A	N/A
Bank	$109,449	11.28%	$38,801	4.00%	$48,501	5.00%
(Tier 1 Capital to Average Assets)
As of December 31, 2013
Total Risk-Based Capital Ratio
Consolidated company	$116,120	13.91%	$66,783	8.00%	N/A	N/A
Bank	$116,340	13.95%	$66,718	8.00%	$83,397	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated company	$107,059	12.82%	$33,391	4.00%	N/A	N/A
Bank	$107,279	12.86%	$33,359	4.00%	$50,038	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated company	$107,059	10.81%	$39,600	4.00%	N/A	N/A
Bank	$107,279	10.84%	$39,600	4.00%	$48,501	5.00%
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
The impact of changing interest rates on loans and deposits is reflected in our financial statements. We believe that our mortgage banking operation, Monarch Mortgage, provides somewhat of a natural interest rate hedge, in that we are interest rate sensitive to a downward change in the prime rate for short term periods. When loan interest rates decline, our earnings will be negatively impacted in our banking operation, but the mortgage company’s volume should increase as the demand for refinancing and purchase money mortgages increase. The reverse should occur in a rising interest rate environment. There have been no material changes in interest rates in the quarter ended March 31, 2014 compared to December 31, 2013.

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

Item 1A. Risk Factors

Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities, including the risk factors that are outlined in our 2013 Annual Report on Form 10-K. There have been no material changes in our risk factors from those disclosed.

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
MONARCH FINANCIAL HOLDINGS, INC.

/s/ Brad E. Schwartz	Date: May 8, 2014
Brad E. Schwartz Chief Executive Officer
/s/ Lynette P. Harris.	Date: May 8, 2014
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

Date: May 8, 2014                    /s/ Brad E. Schwartz _______________
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

Date: May 8, 2014                    /s/ Lynette P. Harris. ___________________
Lynette P. Harris
Executive Vice President & Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Monarch Financial Holdings, Inc. (the "Company") for the period ending March 31, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on their knowledge and belief:
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

Date: May 8, 2014