Form 10-Q
period 2014-06-30
Monarch Financial Holdings, Inc.
filed 2014-08-07
CIK 1364856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐  No  ☒
The number of shares of common stock outstanding as of August 1, 2014 was 10,628,588.

MONARCH FINANCIAL HOLDINGS, INC.
FORM 10-Q
June 30, 2014

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CONDITION

	Unaudited
	June 30, 2014	December 31, 2013
ASSETS:
Cash and due from banks	$19,660,698	$18,971,268
Interest bearing bank balances	37,166,315	31,955,092
Federal funds sold	29,760,855	53,984,962
Total cash and cash equivalents	86,587,868	104,911,322
Investment securities available-for-sale, at fair value	23,772,526	48,821,760
Loans held for sale, net at fair value for June 30, 2014	156,584,246	99,717,785
Loans held for investment, net of unearned income	700,158,722	712,671,467
Less: allowance for loan losses	(9,069,877)	(9,061,369)
Loans, net	691,088,845	703,610,098
Property and equipment, net	31,407,114	28,881,536
Restricted equity securities	3,168,700	3,683,250
Bank owned life insurance	7,526,115	7,409,436
Goodwill	775,000	775,000
Intangible assets, net	14,881	104,167
Other real estate owned, net of valuation allowance	144,000	301,963
Other assets	22,829,297	18,484,343
Total assets	$1,023,898,592	$1,016,700,660
LIABILITIES:
Deposits:
Demand deposits—non-interest bearing	$240,348,078	$206,891,499
Demand deposits—interest bearing	51,562,887	55,527,954
Savings deposits	24,538,724	22,137,321
Money market savings	377,096,023	374,461,494
Time deposits	197,747,402	234,100,222
Total deposits	891,293,114	893,118,490
Borrowings:
Trust preferred subordinated debt	10,000,000	10,000,000
Federal Home Loan Bank advances	1,125,492	1,175,485
Total borrowings	11,125,492	11,175,485
Other liabilities	18,649,624	14,661,087
Total liabilities	921,068,230	918,955,062
STOCKHOLDERS’ EQUITY:
Preferred stock, $5 par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $5 par value; 20,000,000 shares authorized; issued and outstanding, 10,624,668 shares (includes non-vested shares of 299,910) at June 30, 2014 and 10,502,323 shares (includes non-vested shares of 215,960); at December 31, 2013	51,623,790	51,431,815
Additional paid-in capital	7,675,072	7,068,715
Retained earnings	43,565,948	39,437,119
Accumulated other comprehensive loss	(159,186)	(419,496)
Total Monarch Financial Holdings, Inc. stockholders’ equity	102,705,624	97,518,153
Non-controlling interests	124,738	227,445
Total equity	102,830,362	97,745,598
Total liabilities and stockholders’ equity	$1,023,898,592	$1,016,700,660
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Interest income:
Interest and fees on loans held for investment	$9,089,071	$9,040,004	$18,567,963	$18,014,998
Interest on loans held for sale	1,274,498	1,773,692	2,047,230	4,507,264
Interest on investment securities	91,929	57,302	167,978	114,871
Interest on federal funds sold	24,179	25,312	64,557	30,470
Dividends on equity securities	22,410	69,225	52,410	143,660
Interest on other bank accounts	54,905	9,952	90,937	18,094
Total interest income	10,556,992	10,975,487	20,991,075	22,829,357
Interest expense:
Interest on deposits	839,303	1,020,913	1,673,716	2,050,375
Interest on trust preferred subordinated debt	123,359	124,200	245,696	243,242
Interest on borrowings	14,224	38,810	28,586	327,988
Total interest expense	976,886	1,183,923	1,947,998	2,621,605
Net interest income	9,580,106	9,791,564	19,043,077	20,207,752
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	9,580,106	9,791,564	19,043,077	20,207,752
Non-interest income:
Mortgage banking income	17,369,228	20,572,388	29,571,390	36,738,324
Service charges and fees	538,579	477,660	1,008,791	928,814
Title income	167,454	232,423	272,488	486,774
Investment and insurance income	335,887	245,524	781,359	452,460
Other	87,725	146,276	173,496	248,917
Total non-interest income	18,498,873	21,674,271	31,807,524	38,855,289
Non-interest expenses:
Salaries and employee benefits	8,492,446	8,502,755	16,764,007	16,707,830
Commissions and incentives	6,770,022	9,703,820	10,780,986	16,769,296
Loan origination expense	2,060,570	2,630,295	3,423,711	4,460,732
Occupancy expense	2,395,088	2,130,445	4,671,791	3,996,963
Marketing expense	797,908	744,646	1,319,749	1,257,604
Data processing expense	476,806	435,771	956,084	836,729
Telephone	293,451	308,138	604,588	563,062
Professional fees	333,735	222,768	583,574	509,857
Foreclosed property expense	35,860	1,494	42,999	2,598
Other expenses	1,351,098	1,492,752	2,606,128	2,928,834
Total non-interest expenses	23,006,984	26,172,884	41,753,617	48,033,505
Income before income taxes	5,071,995	5,292,951	9,096,984	11,029,536
Income tax provision	(1,767,500)	(1,797,773)	(3,238,740)	(3,791,326)
Net income	3,304,495	3,495,178	5,858,244	7,238,210
Less: Net income attributable to non-controlling interests	(120,921)	(428,540)	(137,405)	(713,443)
Net income attributable to Monarch Financial Holdings, Inc.	$3,183,574	$3,066,638	$5,720,839	$6,524,767
Basic net income per share	$0.30	$0.29	$0.54	$0.66
Diluted net income per share	$0.30	$0.29	$0.54	$0.62

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Income	$3,304,495	$3,495,178	$5,858,244	$7,238,210
Other comprehensive income:
Change in unrealized gain (loss) on interest rate swap, net of income taxes	49,422	47,424	96,300	100,033
Change in unrealized gain (loss) on securities available for sale, net of income taxes	103,882	(211,637)	161,436	(238,298)
Change in unrealized loss on supplemental executive's retirement plan, net of income taxes	1,287	(141,889)	2,574	(141,889)
Other comprehensive income	154,591	(306,102)	260,310	(280,154)
Total comprehensive income (loss)	3,459,086	3,189,076	$6,118,554	$6,958,056
Less: Comprehensive income attributable to non-controlling interests	(120,921)	(428,540)	(137,405)	(713,443)
Comprehensive income attributable to Monarch Financial Holdings, Inc.	$3,338,165	$2,760,536	$5,981,149	$6,244,613

Unrealized gain on interest rate swap	$76,035	$72,961	$148,155	$146,022
Income tax expense	(26,613)	(25,537)	(51,855)	(45,989)
Net unrealized gain on interest rate swap	$49,422	$47,424	$96,300	$100,033

Unrealized holding gain (loss) on securities available for sale	$159,818	$(323,003)	$248,363	$(363,399)
Income (expense) benefit	(55,936)	111,366	(86,927)	125,101
Net unrealized gain (loss) on securities available for sale	$103,882	$(211,637)	$161,436	$(238,298)

Unrealized (gain) loss on supplemental executive's retirement plan	$1,980	$(218,291)	$3,960	$(218,291)
Income tax benefit	(693)	76,402	(1,386)	76,402
Net unrealized loss on supplemental executive's retirement plan	$1,287	$(141,889)	$2,574	$(141,889)

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
 MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock		Additional Paid-In Capital	Preferred Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
	Shares	Amount
Balance—December 31, 2012	8,326,479	$41,632,395	$12,717,727	$2,405,615	$30,786,208	$(200,022)	$1,604,918	$88,946,841
Net income for the six months ended June 30, 2013					6,524,767		713,443	7,238,210
Other comprehensive loss						(280,154)		(280,154)
Stock-based compensation expense, net of forfeitures and income taxes	—	—	300,465					300,465
Stock options exercised	32,473	162,365	54,519					216,884
Series B noncumulative perpetual preferred shares converted to common stock, less fractional shares	1,804,184	9,020,920	(6,615,558)	(2,405,615)				(253)
Cash dividend declared on common stock ($0.11 per share)					(1,078,324)			(1,078,324)
Common stock issued through dividend reinvestment	11,448	57,240	63,402					120,642
Distributions to non-controlling interests							(710,124)	(710,124)
Balance - June 30, 2013	10,174,584	$50,872,920	$6,520,555	$—	$36,232,651	$(480,176)	$1,608,237	$94,754,187

Balance—December 31, 2013	10,286,363	$51,431,815	$7,068,715	$—	$39,437,119	$(419,496)	$227,445	$97,745,598
Net income for the six months ended June 30, 2014					5,720,839		137,405	5,858,244
Other comprehensive income						260,310		260,310
Stock-based compensation expense, net of forfeitures and income taxes	(1,200)	(6,000)	425,049					419,049
Stock options exercised, net of income taxes	25,456	127,280	88,452					215,732
Cash dividend declared on common stock ($0.15 per share)					(1,592,010)			(1,592,010)
Common stock issued through dividend reinvestment	14,139	70,695	92,844					163,539
Cash in lieu of fractional shares			12					12
Contributions from non-controlling interests							99	99
Distributions to non-controlling interests							(240,211)	(240,211)
Balance - June 30, 2014	10,324,758	$51,623,790	$7,675,072	$—	$43,565,948	$(159,186)	$124,738	$102,830,362
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2014	2013
Operating activities:
Net income	$5,858,244	$7,238,210
Adjustments to reconcile to net cash (used in) provided by operating activities:
Provision for loan losses	—	—
Depreciation	1,415,329	1,126,252
Accretion of discounts and amortization of premiums, net	3,048	12,755
Deferral of loan costs, net of deferred fees	(82,379)	(240,987)
Amortization of intangible assets	89,286	89,286
Stock-based compensation	419,049	300,465
Appreciation of bank-owned life insurance	(116,679)	(117,312)
Net gain on disposition of property and equipment	—	(16,296)
Net loss on sale of other real estate	33,263	—
Deferred income tax expense	1,409,203	—
Changes in:
Loans held for sale	(56,866,461)	252,488,883
Interest receivable	170,105	(128,139)
Other assets	(5,823,518)	7,424,844
Other liabilities	3,969,510	1,109,976
Net cash (used in) provided by operating activities	(49,522,000)	269,287,937
Investing activities:
Purchases of available-for-sale securities	(8,347,950)	(5,025,740)
Proceeds from sales and maturities of available-for-sale securities	33,642,499	2,710,088
Proceeds from sale of other real estate	268,700	—
Proceeds from sale of assets	—	25,000
Purchases of premises and equipment	(3,970,751)	(3,779,553)
Redemption of restricted equity securities	514,550	8,570,850
Loan originations, net of principal repayments	12,459,632	(35,726,371)
Net cash provided by (used in) investing activities	34,566,680	(33,225,726)
Financing activities:
Net increase in non-interest-bearing deposits	33,456,579	28,759,218
Net (decrease) increase in interest-bearing deposits	(35,281,955)	(31,855,115)
Cash dividends paid on common stock	(1,592,010)	(1,078,324)
Net decrease in FHLB advances and federal funds purchased	(49,993)	(193,073,048)
Net decrease in short term borrowings	—	(5,000,000)
Contributions from non-controlling interests	99	—
Distributions to non-controlling interests	(240,211)	(710,124)
Proceeds from issuance of common stock, net of issuance costs	163,539	120,642
Proceeds from exercise of stock options	175,806	216,884
Cash in lieu of fractional shares	12	(253)
Net cash used in financing activities	(3,368,134)	(202,620,120)
CHANGE IN CASH AND CASH EQUIVALENTS	(18,323,454)	33,442,091
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	104,911,322	57,774,578
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$86,587,868	$91,216,669
SUPPLEMENTAL SCHEDULES AND CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and other borrowings	$1,950,828	$2,726,281
Income taxes	$1,923,000	$4,622,400
Loans transferred to foreclosed real estate during the year	$144,000	$95,074
Loans to facilitate sale of real estate	$—	$—
Unrealized (loss) gain on securities available for sale	$248,363	$(363,399)
Unrealized gain on interest rate swap	$148,155	$146,022
Unrealized loss on supplemental executive's retirement plan	$3,960	$(218,291)
The accompanying notes are an integral part of the consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly Monarch Financial Holdings, Inc.’s financial position as of June 30, 2014; the consolidated statements of income for the three and six months ended June 30, 2014 and 2013; the consolidated statements of comprehensive income for the three and six months ended June 30, 2014 and 2013; the consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2014 and 2013; and the consolidated statements of cash flows for the six months ended June 30, 2014 and 2013. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all of the disclosures required by generally accepted accounting principles. The financial statements include the accounts of Monarch Financial Holdings, Inc. and its subsidiaries, and all significant inter-company accounts and transactions have been eliminated. Operating results for the three and six month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. Certain immaterial prior year amounts have been reclassified to conform to current year presentations.
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
In June 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606”. This ASU applies to any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition”, most industry-specific guidance, and some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts”. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation. Additionally, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-09 will have on its consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures”. This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014; however, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-11 will have on its consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Existing guidance in “Compensation - Stock Compensation (Topic 718)”, should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis. The Company is currently assessing the impact that ASU 2014-12 will have on its consolidated financial statements.

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
In January 2003, Monarch Investment, LLC, purchased a non-controlling interest in Bankers Insurance, LLC, in a joint venture with the Virginia Bankers Association and many other community banks. Bankers Insurance, LLC, is a full service property/

casualty and life/health agency that ranks as one of the largest agencies in Virginia. Bankers Insurance, LLC, provides insurance to our customers and to the general public.
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
In June 2007, we announced the expansion of mortgage operations through the acquisition of a team of experienced mortgage bankers, and the formation of a division operating as Monarch Mortgage ("MM"). MM originates and sells conventional, FHA, VA and VHDA residential loans and offers additional mortgage products such as construction-permanent loans for the Bank’s loan portfolio. Monarch Mortgage's primary office is in Virginia Beach with additional offices in Alexandria, Chesapeake, Fairfax, Fredericksburg, Manassas, Midlothian, Norfolk, Newport News, Oakton, Reston, Richmond, Suffolk, and Woodbridge, Virginia, Annapolis, Bowie, Crofton, Dunkirk, Frederick, Greenbelt, Rockville,Towson and Waldorf, Maryland and Charlotte, Kitty Hawk, Mooresville, Nags Head, Southport and Wilmington, North Carolina, and Greenwood, South Carolina.
In July 2007, Monarch Investment, LLC, purchased a 50.01% ownership in Coastal Home Mortgage, LLC, from another bank. This joint venture provides residential loan services through Monarch Mortgage. The 49.99% ownership is shared by four individuals involved in commercial and residential construction in the Hampton Roads area.
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

	For the Three Months Ended June 30,
	2014	2013
Net income available to common shareholders (numerator, basic)	$3,183,574	$3,066,638
Weighted average shares outstanding - basic (denominator)	10,620,869	10,401,992
Income per common share—basic	$0.30	$0.29
Net income (numerator, diluted)	$3,183,574	3,066,638
Weighted average shares—diluted (denominator)	10,660,217	10,483,420
Income per common share—diluted	$0.30	$0.29
Dilutive effect-average number of common shares	39,348	81,428
Dilutive effect-average number of convertible non-cumulative perpetual preferred, if converted	—	—
Dilutive effect-average number of shares	39,348	81,428

	For the Six Months Ended June 30,
	2014	2013
Net income available to common shareholders (numerator, basic)	$5,720,839	$6,524,767
Weighted average shares outstanding - basic (denominator)	10,596,786	9,854,418
Income per common share—basic	$0.54	$0.66
Net income (numerator, diluted)	$5,720,839	6,524,767
Weighted average shares—diluted (denominator)	10,636,968	10,467,707
Income per common share—diluted	$0.54	$0.62
Dilutive effect-average number of common shares	40,182	73,986
Dilutive effect-average number of convertible non-cumulative perpetual preferred, if converted	—	539,303
Dilutive effect-average number of shares	40,182	613,289

 There were no options to purchase common stock excluded from the computation of earnings per common share for the three and six months ended June 30, 2014 or June 30, 2013.
On November 30, 2009, we issued and sold 800,000 shares of Series B noncumulative convertible perpetual preferred stock ("Series B" or "Series B preferred") at $25.00 per share in a public offering. Each share of Series B preferred was convertible at the option of the shareholder to 3.75 shares of common stock (reflecting a split adjusted original conversion price of $6.67 per share of common stock), subject to some adjustments. The Series B preferred stock also carried a forced conversion option for the Company which could be exercised if for 20 trading days within any period of 30 consecutive trading days, the closing price of common stock exceeded 130% of the then applicable conversion price (split adjusted price $8.67). The Series B preferred stock was also redeemable by the Company, in whole or in part, on or after the third anniversary of the issue date (November 30, 2012) for the liquidation amount of $25.00 per share plus any declared and unpaid dividends. Holders of our Series B preferred stock began exercising their option to convert to common stock in June 2012. On March 8, 2013, the Company force converted all remaining outstanding shares of Series B preferred stock. There were no remaining shares outstanding at March 31, 2014 or 2013. The dilutive impact of these shares is included in the year to date earnings per share calculation at June 30, 2013.
The table below summarizes the conversion activity.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares of Preferred Stock Converted to Common Stock	Total Number of Shares of Common Stock After Conversion	Total Number of Preferred Shares Remaining to Convert	Maximum Number of Post Conversion Whole Shares Remaining That May Yet Be Converted
March 1, 2013 - March 8, 2013	271,020	1,016,312	—	—
February 1, 2013 - February 28, 2013	172,074	645,264	271,020	1,016,325
January 1, 2013 - January 31, 2013	38,029	142,608	443,094	1,661,602
December 1, 2012 - December 31, 2012	6,966	26,121	481,123	1,804,211
November 1, 2012 - November 30, 2012	147,456	552,950	488,089	1,830,333
October 1, 2012 - October 31, 2012	153,355	575,071	635,545	2,383,293
June 1, 2012 - June 30, 2012	30	41,623	788,900	2,958,375

NOTE 4. OTHER COMPREHENSIVE INCOME
The following table presents the changes in accumulated other comprehensive income, by category, net of tax:

	Unrealized Loss on Supplemental Executive's Retirement Plan	Unrealized Gains on Securities	Unrealized Loss on Interest Rate Swap	Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2014	$(138,028)	$(76,090)	$(99,659)	$(313,777)
Net change for the quarter ended June 30, 2014	1,287	103,882	49,422	154,591
Balance at June 30, 2014	$(136,741)	$27,792	$(50,237)	$(159,186)

Balance at December 31, 2013	(139,315)	(133,644)	(146,537)	(419,496)
Net change for the six months ended June 30, 2014	2,574	161,436	96,300	260,310
Balance at June 30, 2014	(136,741)	27,792	(50,237)	(159,186)

Balance at April 1, 2013	$—	$111,186	$(285,260)	$(174,074)
Net change for the quarter ended June 30, 2013	(141,889)	(211,637)	47,424	(306,102)
Balance at June 30, 2013	$(141,889)	$(100,451)	$(237,836)	$(480,176)

Balance at December 31, 2012	$—	$137,847	$(337,869)	$(200,022)
Net change for the six months ended June 30, 2013	(141,889)	(238,298)	100,033	(280,154)
Balance at June 30, 2013	$(141,889)	$(100,451)	$(237,836)	$(480,176)
In the second quarter of 2013 an unrealized loss of $143,176, net of tax, associated with a change in the discount rate on the Company's Supplemental Executive's Retirement Plan ("SERP") from 5.85% to 4.50%, was moved into other comprehensive income. Expenses of $1,287 and $2,574 related to SERP were re-classed out of other comprehensive income into other expense in earnings during the second quarter and first six months ended June 30, 2014. Expense of $1,287 was re-classed out of accumulated other comprehensive income into earnings during the second quarter and first six months ended June 30, 2013.

NOTE 5. INVESTMENT SECURITIES
Securities available-for-sale consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014
U.S. government agency obligations	$20,394,373	$37,513	$(69,690)	$20,362,196
Mortgage-backed securities	1,425,966	14,798	(2,623)	1,438,141
Municipal securities	1,909,430	73,441	(10,682)	1,972,189
Corporate debt securities	—	—	—	—
	$23,729,769	$125,752	$(82,995)	$23,772,526

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
U.S. government agency obligations	$45,542,209	$1,653	$(197,951)	$45,345,911
Mortgage-backed securities	1,572,910	10,980	(16,729)	1,567,161
Municipal securities	1,912,248	42,080	(45,640)	1,908,688
Corporate debt securities	—	—	—	—
	$49,027,367	$54,713	$(260,320)	$48,821,760
Monarch did not own any held-to-maturity securities at June 30, 2014 or December 31, 2013.
The amortized cost and fair value of securities by contractual maturity date at June 30, 2014 were as follows:

Securities available-for-sale:	Amortized Cost	Fair Value
Due in one year or less	$499,990	$500,175
Due from one to five years	16,573,261	16,532,561
Due from five to ten years	4,479,519	4,488,174
Due after ten years	2,176,999	2,251,616
Total	$23,729,769	$23,772,526

There were twenty-three investments in our securities portfolio with unrealized losses as of June 30, 2014.

As of June 30, 2014	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency obligations	$4,393,506	$(6,298)	$7,437,395	$(63,392)	$11,830,901	$(69,690)
Mortgage-backed securities	—	—	362,378	(2,623)	362,378	(2,623)
Municipal securities	—	—	509,575	(10,682)	509,575	(10,682)
Total	$4,393,506	$(6,298)	$8,309,348	$(76,697)	$12,702,854	$(82,995)

Seventeen investments have been in a continuous unrealized loss position for more than 12 months. They are as follows:

	Count	Amortized Cost	Fair Value
U.S. government agency obligations	15	$7,500,787	$7,437,395
Mortgage-backed securities	1	365,001	362,378
Municipal securities	1	520,257	509,575
Total	17	$8,386,045	$8,309,348

We have the ability to carry these investments to their final maturity. Other-than-temporarily impaired (“OTTI”) guidance for investments states that an impairment is OTTI if any of the following conditions exist: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or, the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). An impaired security identified as OTTI should be separated and losses should be recognized in earnings. These losses are related to changes in the interest rates available for similar securities rather than credit issues with the underlying instruments. We do not intend to sell these securities prior to maturity, at which time the full principal will be recovered. Based on this guidance, there were no securities considered OTTI at June 30, 2014 or December 31, 2013 and there were no losses related to OTTI recognized in accumulated other comprehensive income at June 30, 2014 or December 31, 2013.

NOTE 6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSS
The following table provides a breakdown, by class of our loans held for investment at June 30, 2014 and December 31, 2013.
Loans held for Investment

	June 30, 2014	December 31, 2013
Commercial	$109,595,604	$119,367,962
Real estate
Construction	155,350,359	155,551,690
Residential (1-4 family)	98,572,353	89,846,277
Home equity lines	68,784,781	67,177,011
Multifamily	23,930,936	27,392,561
Commercial	239,078,183	250,178,584
Real estate subtotal	585,716,612	590,146,123
Consumers
Consumer and installment loans	4,500,621	2,911,397
Overdraft protection loans	88,530	71,009
Loans to individuals subtotal	4,589,151	2,982,406
Total gross loans	699,901,367	712,496,491
Unamortized loan costs, net of deferred fees	257,355	174,976
Loans held for investment, net of unearned income	700,158,722	712,671,467
Allowance for loan losses	(9,069,877)	(9,061,369)
Total net loans	$691,088,845	$703,610,098
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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation or sale of the income producing property securing the loan, or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type. This diversity helps reduce our exposure to adverse economic events that could affect any single market or industry. Management monitors and evaluates commercial real estate loans based on purpose, collateral, geography, cash flow, loan to value, and risk grade criteria. As a general rule, we avoid financing special purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2014 approximately 47% and at December 31, 2013, approximately 40% of the outstanding principal balance of our commercial real estate loans portfolio was secured by owner-occupied properties.
With respect to loans to developers and builders, secured by non-owner occupied properties we may originate from time to time, we generally require the borrower to have an existing relationship with the Company and a record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of considerable funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, supply and demand, government regulation of real property, general economic conditions and the availability of long-term financing.
We generally require multifamily real estate loan borrowers to have an existing relationship with the Company, a record of success and guarantor financial strength, commensurate with the project size. The underlying feasibility of a multifamily project is stress tested for sensitivity to both capitalization and interest rate changes. Each project is underwritten separately and additional underwriting standards are required for the guarantors, which include, but are not limited to, a maximum loan-to-value percentage, global cash flow analysis and contingent liability analysis. Sources of repayment for these types of loans may be rent rolls or sales of the developed property, either by unit or as a whole.
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
We designate loans within our loans held for investment portfolio as either “pass” or “watch list” based on nine numerical risk grades which are assigned to the loans. These numeric designations represent, from best to worst: minimal, modest, average, acceptable, acceptable with care, special mention, substandard, doubtful and loss. Special mention, substandard, doubtful and loss risk grades are watch list. A loan risk graded as loss is generally charged-off when identified. A loan risk graded as doubtful is considered watch list and classified as nonaccrual. There were no loans in our portfolio classified as doubtful or loss at June 30, 2014 or December 31, 2013. Special mention loans and substandard loans are considered watch list risk grades and may or may not be classified as nonaccrual, based on current performance. Watch list graded loans or relationships are evaluated individually to determine if all, or a portion, of our investment in the borrower is at risk. If a risk is quantified, a specific loss allowance is assigned to the identified loan or relationship. We evaluate our investment in the borrower using either the present value of expected future cash flows, discounted at the historical effective interest rate of the loan, or for a collateral-dependent loan, the fair value of the underlying collateral.
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
The following table segregates our portfolio between pass and watch list loans, delineated by segments, within loan type for June 30, 2014 and December 31, 2013.

	June 30, 2014
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$107,356,843	$—	$2,238,761	$109,595,604	3.37
Real estate
Construction	148,703,118	519,603	6,127,638	155,350,359	3.56
Residential (1-4 family)	89,967,818	1,458,384	7,146,151	98,572,353	4.12
Home equity lines	66,972,818	49,314	1,762,649	68,784,781	4.13
Multifamily	21,689,103	1,954,614	287,219	23,930,936	3.48
Commercial	228,854,775	1,686,652	8,536,756	239,078,183	3.76
Real estate subtotal	556,187,632	5,668,567	23,860,413	585,716,612	3.80
Consumers
Consumer and installment loans	4,418,394	—	82,227	4,500,621	4.06
Overdraft protection loans	88,530	—	—	88,530	4.69
Loans to individuals subtotal	4,506,924	—	82,227	4,589,151	4.07
Total gross loans	$668,051,399	$5,668,567	$26,181,401	$699,901,367	3.73

	December 31, 2013
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$112,512,939	$12,891	$6,842,132	$119,367,962	3.45
Real estate
Construction	147,478,248	978,247	7,095,195	155,551,690	3.77
Residential (1-4 family)	80,560,400	3,329,470	5,956,407	89,846,277	4.22
Home equity lines	65,790,766	—	1,386,245	67,177,011	4.13
Multifamily	26,078,523	1,005,985	308,053	27,392,561	3.70
Commercial	242,167,855	2,295,326	5,715,403	250,178,584	3.73
Real estate subtotal	562,075,792	7,609,028	20,461,303	590,146,123	3.85
Consumers
Consumer and installment loans	2,823,254	—	88,143	2,911,397	4.10
Overdraft protection loans	71,009	—	—	71,009	4.43
Loans to individuals subtotal	2,894,263	—	88,143	2,982,406	4.11
Total gross loans	$677,482,994	$7,621,919	$27,391,578	$712,496,491	3.79

An aging of our loan portfolio by class as of June 30, 2014 and December 31, 2013 is as follows:

Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Recorded Investment > 90 days and Accruing	Recorded Investment Nonaccrual Loans
June 30, 2014
Commercial	$16,486	$—	$—	$16,486	$109,579,118	$—	$—
Real estate
Construction	—	426,200	—	426,200	154,924,159	—	116,800
Residential (1-4 family)	242,911	—	1,360,761	1,603,672	96,968,681	472,052	1,024,359
Home equity lines	—	208,490	27,355	235,845	68,548,936	27,355	533,690
Multifamily	—	—	—	—	23,930,936	—	—
Commercial	—	—	1,352,732	1,352,732	237,725,451	—	1,352,732
Real estate subtotal	242,911	634,690	2,740,848	3,618,449	582,098,163	499,407	3,027,581
Consumers
Consumer and installment loans	133,723	8,397	3,001	145,121	4,355,500	—	3,001
Overdraft protection loans	—	—	—	—	88,530	—	—
Loans to individuals subtotal	133,723	8,397	3,001	145,121	4,444,030	—	3,001
Total gross loans	$393,120	$643,087	$2,743,849	$3,780,056	$696,121,311	$499,407	$3,030,582

December 31, 2013
Commercial	$15,000	$362,103	$—	$377,103	$118,990,859	$—	$—
Real estate
Construction	126,164	—	231,398	357,562	155,194,128	—	357,561
Residential (1-4 family)	2,056,872	12,554	1,151,809	3,221,235	86,625,042	472,052	825,964
Home equity lines	49,338	61,526	—	110,864	67,066,147	—	552,193
Multifamily	—	—	—	—	27,392,561	—	—
Commercial	—	—	—	—	250,178,584	—	—
Real estate subtotal	2,232,374	74,080	1,383,207	3,689,661	586,456,462	472,052	1,735,718
Consumers
Consumer and installment loans	213,666	12,087	—	225,753	2,685,644	—	4,352
Overdraft protection loans	—	—	—	—	71,009	—	—
Loans to individuals subtotal	213,666	12,087	—	225,753	2,756,653	—	4,352
Total gross loans	$2,461,040	$448,270	$1,383,207	$4,292,517	$708,203,974	$472,052	$1,740,070
The column “recorded investment nonaccrual loans”, in the Age Analysis table above, includes nonaccrual loans totaling $3,030,582 and $1,740,070 at June 30, 2014 and December 31, 2013, respectively.

     We currently have seven performing loans classified as restructured loans: two commercial real estate loans totaling $4,022,575, four residential 1-4 family loan totaling $875,739, and one consumer loan for $79,226. At June 30, 2014, all restructured loans are current. We restructured two loans in the second quarter of 2014. We did not restructure any loans during the second quarter of 2013. We have not had any defaults on restructured loans within twelve months of restructuring, during the quarter ended June 30, 2014 or 2013.

Additional information on restructured loans in our portfolio as of June 30, 2014 is as follows:
Troubled Debt Restructurings

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Quarter Ended June 30, 2014	2	691,966	628,966
Quarter Ended June 30, 2013	None	—	—
Troubled Debt Restructurings That Subsequently Defaulted

	Number of Contracts	Recorded Investment
Quarter Ended June 30, 2014	None	—
Quarter Ended June 30, 2013	None	—

A summary of the activity in the allowance for loan losses account is as follows:

Allocation of the Allowance for Loan Losses
		Real Estate
June 30, 2014	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for credit losses:
Beginning balance	$1,219,255	$1,978,320	$1,685,502	$2,132,916	$59,586	$1,305,131
Charge-offs	(14,789)	(106,812)	(75,554)	—	—	—
Recoveries	91,600	15,931	20,639	77,493	—	—
Provision	(445,568)	(95,900)	481,437	(226,152)	8,981	478,787
Ending balance	$850,498	$1,791,539	$2,112,024	$1,984,257	$68,567	$1,783,918

Individually evaluated for impairment	$343,154	$630,436	$854,403	$571,046	$—	$1,037,015
Collectively evaluated for impairment	507,344	1,161,103	1,257,621	1,413,211	68,567	746,903
Financing receivables:
Ending balance	$109,595,604	$155,350,359	$98,572,353	$68,784,781	$23,930,936	$239,078,183
Ending balance: individually evaluated for impairment	2,238,761	6,127,638	6,986,121	1,762,649	287,219	8,536,756
Ending balance: collectively evaluated for impairment	$107,356,843	$149,222,721	$91,586,232	$67,022,132	$23,643,717	$230,541,427

	Consumers
	Consumer and Installment loans	Overdraft Protection	Unallocated	Total
Allowance for credit losses:
Beginning balance	$99,271	$688	$580,700	$9,061,369
Charge-offs	—	—	—	(197,155)
Recoveries	—	—	—	205,663
Provision	1,502	(449)	(202,638)	—
Ending balance	$100,773	$239	$378,062	$9,069,877

Individually evaluated for impairment	$79,226	$—	$—	$3,515,280
Collectively evaluated for impairment	21,547	239	378,062	5,554,597
Financing receivables:
Ending balance	$4,500,621	$88,530	$—	$699,901,367
Ending balance: individually evaluated for impairment	82,227	—	—	26,021,371
Ending balance: collectively evaluated for impairment	$4,418,394	$88,530	$—	$673,879,996

		Real Estate
December 31, 2013	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for credit losses:
Beginning balance	$1,749,641	$2,360,707	$1,545,315	$1,402,448	$290,532	$2,882,398
Charge-offs	(2,468,074)	—	(148,766)	(582,480)	—	—
Recoveries	175,991	1,039,591	39,607	98,067	—	20,000
Provision	1,761,697	(1,421,978)	249,346	1,214,881	(230,946)	(1,597,267)
Ending balance	$1,219,255	$1,978,320	$1,685,502	$2,132,916	$59,586	$1,305,131

Individually evaluated for impairment	$712,699	$736,248	$274,259	$510,118	$—	$616,393
Collectively evaluated for impairment	506,556	1,242,072	1,411,243	1,622,798	59,586	688,738
Financing receivables:
Ending balance	$119,367,962	$155,551,690	$89,846,277	$67,177,011	$27,392,561	$250,178,584
Ending balance: individually evaluated for impairment	6,842,132	7,095,195	5,956,407	1,386,245	308,053	5,715,403
Ending balance: collectively evaluated for impairment	$112,525,830	148,456,495	$83,889,870	$65,790,766	$27,084,508	$244,463,181

	Consumers
	Consumer and Installment loans	Overdraft Protection	Unallocated	Total
Allowance for credit losses:
Beginning balance	$55,192	$501	$623,266	$10,910,000
Charge-offs	(22,759)	(416)	—	(3,222,495)
Recoveries	587	21	—	1,373,864
Provision	66,251	582	(42,566)	—
Ending balance	$99,271	$688	$580,700	$9,061,369

Individually evaluated for impairment	$83,792	$—	—	$2,933,509
Collectively evaluated for impairment	15,479	688	580,700	6,127,860
Financing receivables:
Ending balance	$2,911,397	$71,009	$—	$712,496,491
Ending balance: individually evaluated for impairment	88,143	—	—	27,391,578
Ending balance: collectively evaluated for impairment	$2,823,254	$71,009	$—	$685,104,913
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

The following table sets forth our impaired loans at June 30, 2014 and December 31, 2013.

Impaired Loans
	With No Related Allowance
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
June 30, 2014
Commercial	$768,783	$768,783	$773,647	$29,312
Real estate
Construction	4,063,532	4,063,532	4,076,185	112,257
Residential (1-4 family)	3,342,118	3,607,006	3,398,284	83,369
Home equity lines	899,227	962,201	900,626	8,785
Multifamily	287,219	287,219	296,773	9,849
Commercial	2,687,112	2,687,113	2,878,656	74,778
Consumers
Consumer and installment loans	3,001	4,448	3,834	—
Overdraft protection loans	—	—	—	—
Total	$12,050,992	$12,380,302	$12,328,005	$318,350
December 31, 2013
Commercial	$776,894	$776,894	$773,156	$62,141
Real estate
Construction	4,790,328	4,790,328	5,211,772	287,107
Residential (1-4 family)	4,800,479	5,057,318	4,968,002	230,432
Home equity lines	666,794	714,083	714,644	4,062
Multifamily	308,053	308,053	325,385	21,972
Commercial	2,725,290	2,725,290	3,066,767	216,296
Consumers
Consumer and installment loans	4,351	5,543	10,700	—
Overdraft protection loans	—	—	—	—
Total	$14,072,189	$14,377,509	$15,070,426	$822,010

	With Related Allowance
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2014
Commercial	$1,469,978	$1,469,978	$343,154	$1,504,750	$46,942
Real estate
Construction	2,064,106	2,080,404	630,436	2,068,885	54,146
Residential (1-4 family)	3,644,003	3,654,396	854,403	4,197,844	116,076
Home equity lines	863,422	863,422	571,046	865,143	17,978
Multifamily	—	—	—	—	—
Commercial	5,849,644	6,220,335	1,037,015	6,366,543	302,216
Consumers
Consumer and installment loans	79,226	79,226	79,226	82,085	1,434
Overdraft protection loans	—	—	—	—	—
Total	$13,970,379	$14,367,761	$3,515,280	$15,085,250	$538,792
December 31, 2013
Commercial	$6,065,238	$6,065,238	$712,699	$7,909,717	$516,400
Real estate
Construction	2,304,867	2,336,216	736,248	2,336,327	108,594
Residential (1-4 family)	1,155,928	1,161,148	274,259	1,036,338	47,930
Home equity lines	719,451	719,451	510,118	720,206	41,035
Multifamily	—	—	—	—	—
Commercial	2,990,113	2,990,113	616,393	3,097,242	443,415
Consumers
Consumer and installment loans	83,792	83,792	83,792	11,124	472
Overdraft protection loans	—	—	—	—	—
Total	$13,319,389	$13,355,958	$2,933,509	$15,110,954	$1,157,846

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

The following table presents our assets and liabilities related to continuing operations, which are measured at fair value on a recurring basis for each of the fair value hierarchy levels, as of June 30, 2014 and December 31, 2013:

	Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Assets at June 30, 2014
Investment securities—available for sale
U.S. government agency obligations	$20,362,196	$—	$20,362,196	$—
Mortgage-backed securities	1,438,141	—	1,438,141	—
Municipal securities	1,972,189	—	1,972,189	—
Loans held for sale	156,584,246	—	156,584,246	—
Interest rate lock commitments	1,347,870	—	1,347,870	—
Derivative financial asset	1,873,253	—	1,873,253	—
Liabilities at June 30, 2014
Derivative financial liability	2,769,024	—	2,769,024	—
Assets at December 31, 2013
Investment securities—available for sale
U.S. government agency obligations	$45,345,911	$—	$45,345,911	$—
Mortgage-backed securities	1,567,161	—	1,567,161	—
Municipal securities	1,908,688	—	1,908,688	—
Corporate debt securities	—	—	—	—
Loans held for sale	99,717,785	—	99,717,785	—
Liabilities at December 31, 2013
Derivative financial liability	225,442	—	225,442	—

The following table provides quantitative disclosures about the fair value measurements of our assets related to continuing operations which are measured at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013.

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2014
Real estate owned	$144,000	$—	$—	$144,000
Restructured and impaired loans, net	10,455,099	—	—	10,455,099
At December 31, 2013
Real estate owned	$301,963	$—	$—	$301,963
Restructured and impaired loans, net	10,385,880	—	—	10,385,880

The following table displays quantitative information about Level 3 Fair Value Measurements for June 30, 2014 and December 31, 2013.

	Fair Value Measurement at June 30, 2014
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Commercial	$1,126,824	Market comparables	Discount applied to market comparables (1)	27%
Real Estate
Construction	1,433,670	Market comparables	Discount applied to market comparables (1)	43%
Residential (1-4 family)	2,789,600	Market comparables	Discount applied to market comparables (1)	18%
Home equity lines	292,376	Market comparables	Discount applied to market comparables (1)	25%
Multifamily	—	Market comparables	Discount applied to market comparables (1)	—%
Commercial	4,812,629	Market comparables	Discount applied to market comparables (1)	24%
Consumer
Consumer and installment loans	—	Market comparables	Discount applied to market comparables (1)	100%
Total restructures and impaired loans	$10,455,099
Real estate owned	$144,000	Market comparables	Discount applied to market comparables (1)	36%

	Fair Value Measurement at December 31, 2013
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Commercial	$5,352,539	Market comparables	Discount applied to market comparables (1)	18%
Real Estate
Construction	1,568,619	Market comparables	Discount applied to market comparables (1)	44%
Residential (1-4 family)	881,669	Market comparables	Discount applied to market comparables (1)	40%
Home equity lines	209,333	Market comparables	Discount applied to market comparables (1)	26%
Multifamily	—	Market comparables	Discount applied to market comparables (1)	—%
Commercial	2,373,720	Market comparables	Discount applied to market comparables (1)	19%
Consumer
Consumer and installment loans	—	Market comparables	Discount applied to market comparables (1)	100%
Total restructures and impaired loans	$10,385,880
Real estate owned	$301,963	Market comparables	Discount applied to market comparables (1)	11%
(1) A discount percentage is applied based on age of independent appraisals, current market conditions, and experience within the local markets.
For the three and six months ended June 30, 2014 a loss of $33,263 was reported on the sale of other real estate owned. No gains were reported. For the three and six months ended June 30, 2013 there were no gains or losses to report on the sale of other real estate owned. Gains or losses on sale of other real estate owned are included in foreclosed property expense.
At the time a loan secured by real estate becomes real estate owned, we record the property at fair value net of estimated selling costs. Upon foreclosure and through liquidation, we evaluate the property’s fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. No valuation adjustments related to other real estate owned were recorded in the three and six months ended June 30, 2014 or 2013. Adjustments, when necessary, are included in foreclosed property expense.
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
Derivative financial instruments are recorded at fair value using observable Level 2 market inputs related to:
•Loans held for sale forward sales commitments are recorded at their fair value based on the estimated number of days remaining in the IRLC at the measurement date and expected return from the secondary market. Forward mortgage loan sales commitments are recorded at their fair value based on the gain or loss that would occur if the loan were paired off with an investor at measurement date. A derivative asset of $1,873,253 and a derivative liability of $2,691,737 related to loans held for sale were recorded at June 30, 2014. No derivative assets or liabilities related to loans held for sale were recorded at December 31, 2013.
•A rate swap on Trust Preferred stock has been recorded at fair value based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date. Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction. Valuation adjustments may be made to reflect both our credit risk and the counterparties’ credit quality in determining the fair value of the derivative. Level 2 inputs for the valuations are limited to observable market prices for London Interbank Offered Rate (LIBOR) observable market prices for LIBOR swap rates, and three month LIBOR basis spreads at commonly quoted intervals. Our derivative financial liability consists of an interest rate swap that qualifies as a cash flow hedge which had an unrealized loss of $77,287 at June 30, 2014 and $225,442 at December 31, 2013.
Real Estate Owned is carried at the fair value less estimated selling costs. Upon foreclosure and through liquidation, we evaluate the property's fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value less selling costs. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Fair value is determined through an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data (Level 2). When evaluating fair value, management may discount the appraisal further if, based on their understanding of the market conditions, it is determined the collateral is further impaired below the appraisal value (Level 3). Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. We did not record any losses due to valuation adjustments for the three and six months ended June 30, 2014. We recorded $0 losses due to valuation adjustments on real estate owned within foreclosed property expense in the year ended December 31, 2013.

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
Fair Value of Financial Instruments
The following table presents the carrying amounts and fair value of our financial instruments at June 30, 2014 and December 31, 2013. GAAP defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than through a forced or liquidation sale for purposes of this disclosure. The carrying amounts in the table are included in the balance sheet under the indicated captions.

		Fair Value Measurements at June 30, 2014 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3	Balance
Assets
Cash and cash equivalents	$86,587,868	$86,587,868	$—	$—	$86,587,868
Investment securities available for sale	23,772,526	—	23,772,526	—	23,772,526
Loans held for sale	156,584,246	—	156,584,246	—	156,584,246
Loans held for investment (net)	691,088,845	—	—	703,232,410	703,232,410
Accrued interest receivable	1,982,027	—	1,982,027	—	1,982,027
Restricted equity securities	3,168,700	—	3,168,700	—	3,168,700
Bank owned life insurance	7,526,115	—	7,526,115	—	7,526,115
Interest rate lock commitments	1,347,870	—	1,347,870	—	1,347,870
Derivative financial assets	1,873,253	—	1,873,253	—	1,873,253
Liabilities
Deposits	$891,293,114	$—	$887,920,019	$—	$887,920,019
Borrowings	11,125,492	—	11,184,959	—	11,184,959
Accrued interest payable	55,574	—	55,574	—	55,574
Derivative financial liabilities	2,769,024	—	2,769,024	—	2,769,024

		Fair Value Measurements at December 31, 2013 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3	Balance
Assets
Cash and cash equivalents	$104,911,322	$104,911,322	$—	$—	$104,911,322
Investment securities available for sale	48,821,760	—	48,821,760	—	48,821,760
Loans held for sale	99,717,785	—	99,717,785	—	99,717,785
Loans held for investment (net)	703,610,098	—	—	716,133,189	716,133,189
Accrued interest receivable	2,152,132	—	2,152,132	—	2,152,132
Restricted equity securities	3,683,250	—	3,683,250	—	3,683,250
Bank owned life insurance	7,409,436	—	7,409,436	—	7,409,436
Liabilities
Deposits	$893,118,490	$—	$889,702,779	$—	$889,702,779
Borrowings	11,175,485	—	11,259,958	—	11,259,958
Accrued interest payable	58,404	—	58,404	—	58,404
Derivative financial liability	225,442	—	225,442	—	225,442

NOTE 8. STOCK-BASED COMPENSATION
In May 2014, Monarch stockholders ratified the adoption of the Monarch Bank 2014 Equity Incentive Plan ("2014EIP"), a stock-based compensation plan which succeeds the Monarch Bank 2006 Equity Incentive Plan (“2006EIP”). The 2006EIP had succeeded the Monarch Bank 1999 Incentive Stock Option Plan ("1999ISO") and was the only plan under which equity-based compensation could be awarded. Like the 2006EIP, the 2014EIP authorizes the compensation committee to grant options, stock appreciation rights, stock awards, performance stock awards, and stock units to designated directors, officers, key employees, consultants and advisers to the Company and its subsidiaries.
The 2014EIP authorized the Company to issue up to 1,000,000 shares of Monarch Common Stock plus the number of shares of our Common Stock outstanding under the predecessor plans. The Plan also provides that no award may be granted more than 10 years after the May 2014 ratification date.
As of June 30, 2014, 206,957 shares were available for grants under the predecessor plans. A total of 526,582 shares are subject to outstanding awards under the 2006EIP and 1999ISO, including 121,072 stock options and 405,510 shares of non-vested restricted stock. The stock options outstanding as of June 30, 2014 have a weighted average exercise price of $7.80 and a weighted average remaining term of 11 months and are fully vested. Restricted stock typically vests over a 60 month period. Total compensation costs are recognized over the service period to vesting.
No additional options were granted in the periods covered. There were 1,586 and 25,456 in options exercised in the second quarter and first half of 2014. No options on shares were forfeited in the second quarter and first half of 2014.
Compensation expense related to our restricted stock totaled $195,803 and $419,049 in the second quarter and first half of 2014. Remaining vesting periods are between 6 and 54 months with unrecognized remaining compensation expense of $1,921,896. We issued 0 and 87,750 shares of restricted stock in the second quarter and first half of 2014. No shares vested and 2,700 and 3,700 shares were forfeited in the second quarter and first half of 2014.
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
Funding for retail mortgage banking services' loans held for sale (LHFS) portfolio is provided by community banking services. The outstanding LHFS balance and related interest earned for the bank's interim holding period of these loans is recorded in the community banking segment. This interim interest income was $1,274,498 and $2,047,230 in the second quarter and first half of 2014, respectively. In the second quarter and first half of 2013 interim interest income was $1,773,692 and $4,507,264, respectively. In the event of early payment default, Monarch has recorded a reserve for loan repurchases which totaled $2,675,126 at June 30, 2014 and $3,171,891 at December 31, 2013. Our reserve for loan repurchases is not a part of our loan loss reserve and is carried in other liabilities. This reserve, which is an estimate of the potential for losses based on investor contracts, is not an indication that losses will occur and is periodically analyzed and adjusted through income.
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
Segment information for the three and six months ended June 30, 2014 and 2013 is shown in the following tables.

Selected Financial Information

	Commercial and Other Banking	Mortgage Banking Operations	Inter-segment Eliminations	Total
Quarter Ended June 30, 2014
Income:
Interest income	$10,397,287	$159,705	$—	$10,556,992
Non-interest income	1,304,304	17,369,228	(174,659)	18,498,873
Total operating income	11,701,591	17,528,933	(174,659)	29,055,865
Expenses:
Interest expense	(976,886)	—	—	(976,886)
Provision for loan losses	—	—	—	—
Personnel expense	(3,930,738)	(11,327,260)	(4,470)	(15,262,468)
Other non-interest expenses	(3,970,887)	(3,952,758)	179,129	(7,744,516)
Total operating expenses	(8,878,511)	(15,280,018)	174,659	(23,983,870)
Income before income taxes	2,823,080	2,248,915	—	5,071,995
Provision for income taxes	(983,793)	(783,707)	—	(1,767,500)
Less: Net income attributable to non-controlling interests	(6,857)	(114,064)	—	(120,921)
Net income attributable to Monarch Financial Holdings, Inc.	$1,832,430	$1,351,144	$—	$3,183,574

Quarter Ended June 30, 2013
Income:
Interest income	$10,768,727	$206,760	$—	$10,975,487
Non-interest income	1,483,453	20,572,388	(381,570)	21,674,271
Total operating income	12,252,180	20,779,148	(381,570)	32,649,758
Expenses:
Interest expense	(1,183,923)	—	—	(1,183,923)
Provision for loan losses	—	—	—	—
Personnel expense	(3,565,057)	(14,626,970)	(14,548)	(18,206,575)
Other non-interest expenses	(2,807,784)	(5,554,643)	396,118	(7,966,309)
Total operating expenses	(7,556,764)	(20,181,613)	381,570	(27,356,807)
Income before income taxes	4,695,416	597,535	—	5,292,951
Provision for income taxes	(1,592,594)	(205,179)	—	(1,797,773)
Less: Net income attributable to non-controlling interests	(19,397)	(409,143)	—	(428,540)
Net income attributable to Monarch Financial Holdings, Inc.	$3,083,425	$(16,787)	$—	$3,066,638

	Commercial and Other Banking	Mortgage Banking Operations	Inter-segment Eliminations	Total
Six Months Ended June 30, 2014
Income:
Interest income	$20,723,919	$267,156	$—	$20,991,075
Non-interest income	2,526,025	29,571,390	(289,891)	31,807,524
Total operating income	23,249,944	29,838,546	(289,891)	52,798,599
Expenses:
Interest expense	(1,947,998)	—	—	(1,947,998)
Provision for loan losses	—	—	—	—
Personnel expense	(7,602,757)	(19,937,330)	(4,906)	(27,544,993)
Other non-interest expenses	(7,315,501)	(7,187,920)	294,797	(14,208,624)
Total operating expenses	(16,866,256)	(27,125,250)	289,891	(43,701,615)
Income before income taxes	6,383,688	2,713,296	—	9,096,984
Provision for income taxes	(2,272,743)	(965,997)	—	(3,238,740)
Less: Net income attributable to non-controlling interests	(6,541)	(130,864)	—	(137,405)
Net income attributable to Monarch Financial Holdings, Inc.	$4,104,404	$1,616,435	$—	$5,720,839

Six Months Ended June 30, 2013
Income:
Interest income	$22,337,552	$491,805	$—	$22,829,357
Non-interest income	3,022,890	36,738,324	(905,925)	38,855,289
Total operating income	25,360,442	37,230,129	(905,925)	61,684,646
Expenses:
Interest expense	(2,621,605)	—	—	(2,621,605)
Provision for loan losses	—	—	—	—
Personnel expense	(6,988,193)	(26,458,319)	(30,614)	(33,477,126)
Other non-interest expenses	(5,493,899)	(9,999,019)	936,539	(14,556,379)
Total operating expenses	(15,103,697)	(36,457,338)	905,925	(50,655,110)
Income before income taxes	10,256,745	772,791	—	11,029,536
Provision for income taxes	(3,525,243)	(266,083)	—	(3,791,326)
Less: Net income attributable to non-controlling interests	(40,818)	(672,625)	—	(713,443)
Net income attributable to Monarch Financial Holdings, Inc.	$6,690,684	$(165,917)	$—	$6,524,767

Segment Assets
June 30, 2014	$1,017,309,316	$17,041,995	$(10,452,719)	$1,023,898,592
December 31, 2013	$1,015,770,066	$11,991,775	$(11,061,181)	$1,016,700,660

NOTE 10. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets with indefinite lives are recorded at cost and are reviewed at least annually for impairment based on evidence of certain impairment indicators. Intangible assets with identifiable lives are amortized over their estimated useful lives. The intangible assets have a weighted-average useful life of 1 month.
Information concerning goodwill and intangible assets is presented in the following table:

	June 30, 2014	December 31, 2013
Amortizable intangible assets	$1,250,000	$1,250,000
Accumulated amortization—intangible assets	(1,235,119)	(1,145,833)
Amortizable intangible assets, net	$14,881	$104,167
Goodwill	$775,000	$775,000

Amortization expense for intangible assets totaled $44,643 and $89,286 for both three and six month periods, ending June 30, 2014 and 2013.

Estimated Amortization Expense:
For the remaining months of the year ended 12/31/2014	14,881
$14,881
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
Our credit exposure, if any, on the interest rate swap is limited to the net favorable value (net of any collateral pledged) and interest payments of the swap by the counter-party. Conversely, when an interest rate swap is in a liability position we are required to post collateral to PNC which is evaluated monthly and adjusted based on the fair value of the hedge on the last day of the month. The fair value of this swap instrument was a liability of $77 thousand at June 30, 2014 for which our collateral requirement was $100 thousand.

NOTE 12. SUBSEQUENT EVENT
On July 24, 2014 we announced that the Board of Monarch Financial Holdings, Inc., had approved a quarterly common stock cash dividend. The quarterly cash dividend is $0.08 per share for common shareholders of record on August 8, 2013, payable on August 29, 2013.

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
Periodically, we participate in a “mandatory” delivery program for mortgage loans. Under the mandatory delivery system, loans with interest rate locks are paired with the sale of a notional security bearing similar attributes. Interim income or loss on the pairing of the loans and securities is recorded in mortgage banking income on our income statement. In addition, at the time the loan is delivered to an investor, matched securities are repurchased and a gain or loss on the pairing is recorded in mortgage banking income on our income statement. Management has elected to limit our exposure to this form of delivery to $50 million in outstanding loans. We were not participating in the mandatory delivery program at June 30, 2014 or December 31, 2013.
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

RESULTS OF OPERATIONS
Net Income
Our consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, after all significant inter-company transactions have been eliminated. Net income attributable to our non-controlling interests of $121 thousand and $429 thousand are deducted for the quarters ended, and $137 thousand and $713 thousand, respectively, for the six months ended June 30, 2014 and 2013, to arrive at net income attributable to Monarch Financial Holdings, Inc. The ensuing references and ratios are related to net income attributable to Monarch Financial Holdings, Inc., (hereon referred to as "net income") after net income attributable to non-controlling interests has been deducted.
Net Income Attributable to Monarch Financial Holdings, Inc.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$3,304,495	$3,495,178	$5,858,244	$7,238,210
Less: Net income attributable to non-controlling interests	(120,921)	(428,540)	(137,405)	(713,443)
Net income attributable to Monarch Financial Holdings, Inc.	$3,183,574	$3,066,638	$5,720,839	$6,524,767

Net income for the quarter ended June 30, 2014 was $3.2 million, an increase of $117 thousand or 3.8% over the same quarter in 2013. Net income for the first half of 2014 was $5.7 million, a decrease of $804 thousand or 12.3% compared to 2013. Basic and diluted earnings per share for the second quarter of 2014 and 2013 were $0.30 and $0.29, respectively. Basic and diluted earnings per share were $0.54 for the first six months of 2014. Basic earnings per share were $0.66 in the first half of 2013, while diluted earnings per share were $0.62.
Two important and commonly used measures of profitability are return on assets (net income as a percentage of average total assets) and return on equity (net income as a percentage of average stockholders’ equity). Our annualized return on assets (“ROA”) for the three months ended June 30, 2014 was 1.29% compared to 1.19% for the same respective period in 2013. Year to date, our ROA was 1.18% in 2014 compared to 1.23% in 2013. Our annualized return on equity (“ROE”) for the second quarter of 2014 were 12.63% compared to 13.42% in 2013, while ROE for the first six months of 2014 was 11.57% compared to 14.61%, one year prior.
Net interest income declined $211 thousand or 2.2% in the second quarter and $1.2 million or 5.8% in the first half of 2014 compared to 2013. Non-interest income declined $3.1 million or 14.7% in the second quarter and $7.0 million or 18.1% in the first half of 2014 compared to 2013. Non-interest expense declined $3.2 million or 12.1% in the second quarter and $6.3 million or 13.1% in the first half of 2014 compared to 2013. These declines are related to an over 35% decrease in production in our loans held for sale between comparative quarters and year to date. This lower production impacted interest income, with regard to closed loans awaiting delivery to investors, earnings on loan production and commission expenses on the loans.
Our provision for loan losses in all periods presented was zero. We reported net charge offs of $143 thousand in the second quarter of 2014 and recoveries in excess of charge offs of $9 thousand in the first half of 2014. We reported recoveries in excess of charge offs of $532 thousand and $409 thousand in the second quarter and first half of 2013.
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
Net interest income was $9.6 million in the second quarter of 2014 compared to $9.8 million for the same quarter in 2013, a decrease of $211 thousand or 2.2%. Interest income, which was $10.6 million in the second quarter of 2014, declined $418 thousand when compared to the same quarter of 2013. Interest expense was $977 thousand in 2014 compared to $1.2 million in the second quarter of 2013, a reduction of $207 thousand. Year to date, net interest income was $19.0 million in 2014 compared to $20.2 million, one year prior. Interest income declined $1.8 million in 2014 compared to 2013 while interest expense declined $674 thousand.
Our greatest earning assets are loans which are comprised of two major portfolio classifications: loans held for sale and loans held for investment. The declines in interest income noted in both the second quarter and first half of 2014 compared to 2013 is attributable to decreased earnings on our loans held for sale. Asset yield was 4.61% in the second quarter of 2014 compared to 4.60% in 2013. Year to date asset yield was 4.65% for both periods presented.
Loans held for sale, which are residential mortgages originated by our mortgage division and sold to investors, earn interest while on our books but at rates typically lower than our loans held for investment portfolio. This portfolio is also subject to greater fluctuations in outstanding balances due to a combination of market demand, economic conditions and the prevailing mortgage rates. Interest income on our loans held for sale was $1.3 million, $499 thousand less than the $1.8 million earned in the second quarter of 2013. However, this represents a positive trend and an improvement in production levels over the prior quarter when interest income had declined $2.0 million compared to 2013. Year to date interest on our loans held for sale declined $2.5 million to $2.0 million when compared to $4.5 million in interest income in 2013. Shifts in the directionality of loan volume in this portfolio indicate a return to growth that is evident when comparing the average balances for the periods presented. Average volume in the second quarter of 2014 has increased $46 million over the first quarter of 2014. Conversely, average volume in the second quarter of 2013 had declined $115 million from the first quarter of that year. Balances continued declining in the first half of 2013 to $166.6 million from the record high of $419.1 million at year end 2012. Changes in mortgage rates in the later part of 2013 resulted in a sharp decline in volume that bottomed out in the first quarter of 2014. This is supported by balances at June 30, 2014 of $156.6 million, $56.9 million above $99.7 million at year end 2013 and the improvements noted in average balances. Despite these positive trends and a quarter over quarter and year over year increase in yield, of 83 basis points and 87 basis points to 4.37% and 4.39%, income was adversely impacted by average volume.
Loans held for investment are commercial, real estate, and consumer loans originated and maintained on the Bank's books. Interest income on our loans held for investment portfolio for the second quarter of 2014 increased $49 thousand to $9.1 million. Year to date, interest income increased $553 thousand to $18.6 million. Second quarter yield was 5.22%, a decline of 14 basis points from second quarter 2013. Year to date interest yield has declined 7 basis points to 5.36%. Market competition is strong, creating downward pressure on loan pricing which is impacting earnings. During the first quarter of 2014, we took an interest adjustment of $417 thousand related to the payoff of a loan we had purchased at a discount which had a positive impact on yield.
Interest expense declined $207 thousand in the quarter and $674 thousand in the first half of 2014 compared to 2013, driven by interest savings on our time deposit accounts coupled with lower borrowing expense. Average interest bearing liabilities declined $54 million in the second quarter of 2014 due to an $84.4 million decline in average time deposits. Additional cost savings were the result of rate modifications to our money market savings products. Year to date, average interest bearing liabilities declined $99.2 million primarily due to a $74.8 million decline in time deposits but secondarily due to a $58.3 million decline in borrowings. Growth in our non-interest bearing demand accounts and lower volume in our loans held for sale portfolio have temporarily reduced the need for short term borrowings. The decline in time deposit balances resulted in interest savings of $327 thousand. A $58.4 million decline in borrowings resulted in interest expense savings of $297 thousand. Interest expense on money market savings accounts declined $5 thousand in the quarter and $38 thousand year to date despite roughly $35 million in higher volume. Interest cost declined 7 basis points quarter over quarter and 10 basis points year to date.
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
Our net interest rate spread on a tax-equivalent basis increased 8 basis points in the quarter to 4.01% and 10 basis points to 4.05% in the first half of 2014 compared to 2013. Our net interest margin for the second quarter and first half of 2014 was 4.18% and 4.22%, respectively. This represents an increase over 2013 of 7 basis points quarter over quarter and 10 basis points year to date from 4.11% and 4.12%.

Bank Owned Life Insurance (BOLI) has been included in interest earning assets. We purchased $6.0 million in BOLI during the fourth quarter of 2005. The income on BOLI is not subject to federal income tax, giving it a tax-effective yield of 4.85% for the second quarter and first half of 2014 compared to 5.03% in 2013.
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

The following is an analysis of net interest income, on a taxable equivalent basis.

NET INTEREST INCOME ANALYSIS

	For Three Months Period Ended June 30, 2014			For Three Months Period Ended June 30, 2013
	Average Balance	Income/ Expense	Yield Rate (1)	Average Balance	Income/ Expense	Yield Rate (1)
ASSETS
Securities, at amortized cost	$23,835,235	$97,179	1.64%	$16,450,943	$62,562	1.53%
Loans, held for investment, net	698,850,584	9,089,071	5.22%	676,893,847	9,040,004	5.36%
Loans, held for sale	116,850,723	1,274,498	4.37%	200,733,403	1,773,692	3.54%
Federal funds sold	40,546,791	24,179	0.24%	44,726,993	25,312	0.23%
Dividend-earning restricted equity securities	3,160,577	22,410	2.84%	3,786,185	69,225	7.33%
Deposits in other banks	36,816,672	54,905	0.60%	15,020,300	9,952	0.27%
Bank owned life insurance (2)	7,491,315	90,623	4.85%	7,260,613	91,123	5.03%
Total earning assets	927,551,897	10,652,865	4.61%	964,872,284	11,071,870	4.60%
Less: Allowance for loan losses	(9,147,748)			(10,822,651)
Nonperforming loans	8,179,965			3,142,906
Total non-earning assets	66,418,610			75,152,608
Total assets	$993,002,724			$1,032,345,147
LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Demand	$50,993,350	$21,457	0.17%	$51,755,109	$24,216	0.19%
Savings	24,191,063	24,617	0.41%	22,394,665	22,809	0.41%
Money market savings	370,019,702	359,068	0.39%	335,915,363	363,834	0.43%
Time deposits	198,414,649	434,161	0.88%	282,828,125	610,054	0.87%
Total interest-bearing deposits	643,618,764	839,303	0.52%	692,893,262	1,020,913	0.59%
Borrowings	11,150,214	137,583	4.95%	15,865,579	163,010	4.12%
Total interest-bearing liabilities	654,768,978	$976,886	0.60%	708,758,841	$1,183,923	0.67%
Non-interest-bearing liabilities
Demand deposits	223,598,147			205,779,322
Other non-interest-bearing liabilities	13,543,821			26,169,286
Total liabilities	891,910,946			940,707,449
Stockholders’ equity	101,091,778			91,637,698
Total liabilities and stockholders’ equity	$993,002,724			$1,032,345,147
Net interest income (2)		$9,675,979			$9,887,947
Interest rate spread (2)(3)			4.01%			3.93%
Net interest margin (2)(4)			4.18%			4.11%

(1)	Yields are annualized and based on average daily balances.

(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 35%, with a $36,968 adjustment for 2014 and a $37,153 adjustment for 2013.

(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.

(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

NET INTEREST INCOME ANALYSIS - CONTINUED
	For Three Months Period Ended June 30, 2012
	Average Balance	Income/ Expense	Yield Rate
ASSETS
Securities, at amortized cost	$10,010,901	$56,130	2.26%
Loans, held for investment, net	606,213,746	8,590,781	5.70%
Loans, held for sale	239,558,131	2,262,973	3.80%
Federal funds sold	14,705,168	8,903	0.24%
Dividend-earning restricted equity securities	5,768,600	64,974	4.53%
Deposits in other banks	8,045,470	4,898	0.24%
Bank owned life insurance	7,037,853	93,786	5.36%
Total earning assets	891,339,869	11,082,445	5.00%
Less: Allowance for loan losses	(10,267,253)
Nonperforming loans	7,120,247
Total non-earning assets	58,867,409
Total assets	$947,060,272
LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Demand	$39,702,481	$20,686	0.21%
Savings	18,426,781	21,547	0.47%
Money market savings	288,688,439	456,906	0.64%
Time deposits	329,426,304	767,765	0.94%
Total interest-bearing deposits	676,244,005	1,266,904	0.75%
Borrowings	20,366,663	161,032	3.18%
Total interest-bearing liabilities	696,610,668	$1,427,936	0.82%
Non-interest-bearing liabilities
Demand deposits	151,014,140
Other non-interest-bearing liabilities	20,466,318
Total liabilities	868,091,126
Stockholders’ equity	78,969,146
Total liabilities and stockholders’ equity	$947,060,272
Net interest income		$9,654,509
Interest rate spread			4.18%
Net interest margin			4.36%

NET INTEREST INCOME ANALYSIS - CONTINUED
	For the Six Months Ended June 30, 2014			For the Six Months Ended June 30, 2013
	Average Balance	Income/ Expense	Yield Rate (1)	Average Balance	Income/ Expense	Yield Rate (1)
ASSETS
Securities, at amortized cost (2)	$25,806,711	$178,474	1.39%	$16,188,332	$125,386	1.56%
Loans, held for investment, net	698,748,274	18,567,963	5.36%	669,591,077	18,014,998	5.43%
Loans, held for sale	93,978,531	2,047,230	4.39%	258,142,198	4,507,264	3.52%
Federal funds sold	56,344,596	64,557	0.23%	26,832,798	30,470	0.23%
Dividend-earning restricted equity securities	3,389,933	52,410	3.12%	6,146,976	143,660	4.71%
Deposits in other banks	33,554,830	90,937	0.55%	15,031,444	18,094	0.24%
Bank owned life insurance (2)	7,461,760	179,505	4.85%	7,231,831	180,480	5.03%
Total earning assets	919,284,635	21,181,076	4.65%	999,164,656	23,020,352	4.65%
Less: Allowance for loan losses	(9,116,606)			(10,923,015)
Nonperforming loans	7,231,141			3,238,224
Total non-earning assets	64,572,373			76,025,186
Total assets	$981,971,543			$1,067,505,051
LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Demand	$50,133,899	$40,389	0.16%	$51,242,222	$50,621	0.20%
Savings	23,471,002	46,850	0.40%	22,523,385	46,708	0.42%
Money market savings	370,700,315	707,968	0.39%	336,537,953	746,372	0.45%
Time deposits	199,372,760	878,509	0.89%	274,173,671	1,206,674	0.89%
Total interest-bearing deposits	643,677,976	1,673,716	0.52%	684,477,231	2,050,375	0.60%
Borrowings	11,162,227	274,282	4.96%	69,530,376	571,230	1.66%
Total interest-bearing liabilities	654,840,203	$1,947,998	0.60%	754,007,607	$2,621,605	0.70%
Non-interest-bearing liabilities
Demand deposits	214,465,246			196,759,323
Other non-interest-bearing liabilities	12,925,687			26,695,205
Total liabilities	882,231,136			977,462,135
Stockholders’ equity	99,740,407			90,042,916
Total liabilities and stockholders’ equity	$981,971,543			$1,067,505,051
Net interest income (2)		$19,233,078			$20,398,747
Interest rate spread (2)(3)			4.05%			3.95%
Net interest margin (2)(4)			4.22%			4.12%

(1)	Yields are annualized and based on average daily balances.

(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 35%, with a $73,323 adjustment for 2014 and a $73,683 adjustment for 2013.

(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.

(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

NET INTEREST INCOME ANALYSIS - CONTINUED
	For Six Months Period Ended June 30, 2012
	Average Balance	Income/ Expense	Yield Rate
ASSETS
Securities, at amortized cost	$9,508,214	$107,378	2.27%
Loans, held for investment, net	600,826,545	17,215,184	5.76%
Loans, held for sale	236,871,457	4,519,606	3.84%
Federal funds sold	12,202,519	15,162	0.25%
Dividend-earning restricted equity securities	6,442,483	102,474	3.20%
Deposits in other banks	7,731,708	8,446	0.22%
Bank owned life insurance	7,007,491	186,714	5.36%
Total earning assets	880,590,417	22,154,964	5.06%
Less: Allowance for loan losses	(9,994,671)
Nonperforming loans	6,481,464
Total non-earning assets	57,044,843
Total assets	$934,122,053
LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Demand	$39,519,620	$43,052	0.22%
Savings	17,939,750	42,179	0.47%
Money market savings	285,694,974	924,159	0.65%
Time deposits	322,993,452	1,539,301	0.96%
Total interest-bearing deposits	666,147,796	2,548,691	0.77%
Borrowings	27,410,170	346,389	2.54%
Total interest-bearing liabilities	693,557,966	$2,895,080	0.84%
Non-interest-bearing liabilities
Demand deposits	144,321,013
Other non-interest-bearing liabilities	18,133,166
Total liabilities	856,012,145
Stockholders’ equity	78,109,908
Total liabilities and stockholders’ equity	$934,122,053
Net interest income		$19,259,884
Interest rate spread			4.22%
Net interest margin			4.40%

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

RECONCILIATION OF NET INTEREST INCOME
TO TAX EQUIVALENT INTEREST INCOME

Non-GAAP	For the Three Months Ended June 30,
	2014	2013	2012
Interest income:
Total interest income	$10,556,992	$10,975,487	$10,983,619
Bank owned life insurance	58,905	59,230	61,899
Tax equivalent adjustment (35% tax rate)
Bank owned life insurance	31,718	31,893	31,887
Municipal securities	5,250	5,260	5,040
Adjusted income on earning assets	10,652,865	11,071,870	11,082,445
Interest expense:
Total interest expense	976,886	1,183,923	1,427,936
Net interest income—adjusted	$9,675,979	$9,887,947	$9,654,509

Non-GAAP	For the Six Months Ended June 30,
	2014	2013	2012
Interest income:
Total interest income	$20,991,075	$22,829,357	$21,958,193
Bank owned life insurance	116,678	117,312	123,231
Tax equivalent adjustment (35% tax rate)
Bank owned life insurance	62,827	63,168	63,483
Municipal securities	10,496	10,515	10,057
Adjusted income on earning assets	21,181,076	23,020,352	22,154,964
Interest expense:
Total interest expense	1,947,998	2,621,605	2,895,080
Net interest income—adjusted	$19,233,078	$20,398,747	$19,259,884
Adjusted net interest income declined approximately $212 thousand and $1.2 million in the second quarter and first six months of 2014 compared to 2013. Interest income declined $419 thousand and $1.8 million quarter over quarter and year to date while interest expense declined $207 thousand and $674 thousand for the same respective periods. Reduced interest expense partially offset the loss of income in the quarter and year to date.
Changes in Net Interest Income (Rate/Volume Analysis)
Net interest income is the product of the volume of average earning assets and the average rates earned, less the volume of average interest-bearing liabilities and the average rates paid. The portion of change relating to both rate and volume is allocated to each of the rate and volume changes based on the relative change in each category.
The decline in net interest income during the second quarter and first half of 2014 compared to 2013 was the result of negative trends in the Company's interest earning assets which out-paced benefits achieved through liability management. Lower volume in loans held for sale portfolio resulted in an $853 thousand reduction in interest income for the quarter and $3.4 million reduction, year to date, which was only partially mitigated by higher rates, for a combined interest income reduction of $499 thousand and $2.5 million, respectively. Conversely, lower rates on our loans held for investment portfolio reduced interest earnings $240 thousand in the quarter and $224 thousand year to date. These reductions were marginally outpaced by income earned due to growth for a combined interest income increase of $49 thousand and $553 thousand in the quarter and year to date.
Interest expense declined in the second quarter of 2014 due to lower volume in time deposits, for a benefit of $185 thousand which was reduced to $176 thousand due to rate. Year to date, interest expense on time deposits declined $372 thousand due to volume which was reduced to $328 thousand due to rate. We have not increased rates on our time deposits. However, many of the larger time deposits that have matured carried lower rates, leaving longer term higher rate deposits in our portfolio thereby increasing the overall average rate. A decrease in borrowing volume in the second quarter and both rate and volume year to date reduced interest cost $25 thousand in the quarter and $297 thousand, year to date.
In the second quarter of 2013 compared to 2012, loan growth in our loans held for investment portfolio provided $1.0 million in earnings, but lower interest rates reduced these earnings by $596 thousand. The decline in volume of our loans held for sale portfolio coupled with lower interest rates further reduced earnings $489 thousand for a net reduction in loan income of $40 thousand in the quarter. Reduced rates on money market accounts and time deposits provided a $215 thousand benefit to earnings through reduced expense. Lower volume in time deposits also contributed to earnings through reduced expenses.
In the first six months of 2013 combined growth in our loans held for investment and loans held for sale provided $2.4 million in interest income which was reduced by $1.6 million due to lower rates. Loans held for investment were the source of $800 thousand in interest income growth that was reduced $13 thousand through lower volume and rates in our loans held for sale portfolio. Reduced money market and time deposits rates provided interest savings of $435 thousand and reduced time deposit volume provided additional interest savings.
The following table analyzes the changes in both rate and volume components of net interest income on a tax equivalent basis.
RATE / VOLUME ANALYSIS
(in thousands)

	For the Three Months Ended June 30,
	2014 vs. 2013			2013 vs. 2012
	Interest Increase (Decrease)	Change Attributable to		Interest Increase (Decrease)	Change Attributable to
		Rate	Volume		Rate	Volume
Interest income
Securities	$34	$4	$30	$7	$(16)	$23
Loans held for investment	49	(240)	289	449	(596)	1,045
Loans held for sale	(499)	354	(853)	(489)	(139)	(350)
Federal funds sold	(1)	1	(2)	16	(1)	17
Dividend-earning restricted equity securities	(47)	(37)	(10)	4	31	(27)
Deposits in other banks	45	21	24	5	—	5
Bank owned life insurance	—	(3)	3	(3)	(6)	3
Total interest income	$(419)	$100	$(519)	$(11)	$(727)	$716

Interest expense
Deposits:
Demand	$(3)	(3)	—	$3	(3)	6
Savings	2	—	2	2	(2)	4
Money market	(5)	(40)	35	(93)	(160)	67
Time	(176)	9	(185)	(158)	(55)	(103)
Total deposits	(182)	(34)	(148)	(246)	(220)	(26)
Borrowings	(25)	29	(54)	2	42	(40)
Total interest expense	(207)	(5)	(202)	(244)	(178)	(66)
Net interest income	$(212)	$105	$(317)	$233	$(549)	$782

	For the Six Months Ended June 30,
	2014 vs. 2013			2013 vs. 2012
	Interest Increase (Decrease)	Change Attributable to		Interest Increase (Decrease)	Change Attributable to
		Rate	Volume		Rate	Volume
Interest income
Securities	$53	$(15)	$68	$18	$(28)	$46
Loans held for investment	553	(224)	777	800	(1,227)	2,027
Loans held for sale	(2,460)	917	(3,377)	(13)	(401)	388
Federal funds sold	35	1	34	16	(1)	17
Dividend-earning restricted equity securities	(92)	(40)	(52)	41	46	(5)
Deposits in other banks	73	37	36	10	1	9
Bank owned life insurance	(1)	(7)	6	(7)	(13)	6
Total interest income	$(1,839)	$669	$(2,508)	$865	$(1,623)	$2,488

Interest expense
Deposits:
Demand	$(11)	(10)	(1)	$8	(4)	12
Savings	—	(4)	4	5	(5)	10
Money market	(38)	(109)	71	(178)	(324)	146
Time	(328)	44	(372)	(332)	(111)	(221)
Total deposits	(377)	(79)	(298)	(497)	(444)	(53)
Borrowings	(297)	(153)	(144)	224	(157)	381
Total interest expense	(674)	(232)	(442)	(273)	(601)	328
Net interest income	$(1,165)	$901	$(2,066)	$1,138	$(1,022)	$2,160

Non-Interest Income
Non-interest income was $18.5 million in the second quarter of 2014, a $3.2 million or 14.7% decline from the second quarter of 2013. Non-interest income for the first half of 2014 was $31.8 million, a $7.0 million or 18.1% decline from the same period in 2013. Mortgage banking income, which was $3.2 million and $7.2 million less for the same respective periods is the source of this reduction. Non-interest income is broken out into more detail in the following table.

NON-INTEREST INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Mortgage banking income	$17,369,228	$20,572,388	$29,571,390	$36,738,324
Service charges and fees	538,579	477,660	1,008,791	928,814
Title company income	167,454	232,423	272,488	486,774
Bank owned life insurance income	58,905	59,230	116,678	117,312
Investment and insurance commissions	335,887	245,524	781,359	452,460
Gain on sale of assets	—	16,295	—	16,295
Other	28,820	70,751	56,818	115,310
	$18,498,873	$21,674,271	$31,807,524	$38,855,289
Mortgage banking income represents fees from originating and selling residential mortgage loans as well as commercial mortgages through Monarch Mortgage and our wholly owned commercial mortgage banking subsidiary, Monarch Capital, LLC. Mortgage banking income was lower in 2014 due to lower loan volume. The total number of loans and volume closed in the second quarter of 2014 was 1,677 units and $446.9 million compared to 2,232 units and $607.2 million, one year prior. Year to date 2014 the total number of loans and volume closed was 2,780 and $718.1 million compared to 4,266 and $1.1 billion, one year prior. Purchased volume was 83% in 2014 compared to 52% in 2013. The average closed loan amount remains in the mid to upper $200 thousand range.
Service charges and fees on deposit accounts increased $61 thousand in the second quarter and $80 thousand in the first six months of 2014 compared to 2013. The primary components of service charges and fees are non-sufficient fund and overdraft fees and ATM transaction fees and merchant service fees. This growth is attributable to growth in our demand deposit products, year over year and increased merchant service income. We have an agreement with a third-party vendor to brand ATMs in Food Lion grocery stores in southeast Virginia and northeast North Carolina. In return for supplying the cash for the machines and paying the machines’ cash servicing fees, we receive a portion of the transaction surcharge, and our customers can withdraw cash from the machines without a fee or transaction surcharge. We have 13 ATMs located at our banking center sites. Combined with our third-party vendor relationship, our network includes 56 active branded ATMs.
Through Monarch Investment, LLC, we own a 75% interest in a title company, Real Estate Security Agency, LLC (RESA), which is being treated as a consolidated entity for accounting purposes. RESA income declined $65 thousand in the second quarter and $214 thousand in the first half of 2014 compared to 2013. Like our mortgage banking division, lower demand has impacted income production.
Investment and insurance income increased $90 thousand in the second quarter and $329 thousand in the first half of 2014 compared to 2013. Monarch Bank Private Wealth ("MBPW") has continued to grow income through the sale of products and services along with increasing the level of assets under their management through affiliation with Raymond James Financial Services, Inc.
Non-interest Expense
The following table summarizes our non-interest expense for the periods indicated:

NON-INTEREST EXPENSE

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Salaries and employee benefits	$8,492,446	$8,502,755	$16,764,007	$16,707,830
Commissions and incentives	6,770,022	9,703,820	10,780,986	16,769,296
Loan expense	2,060,570	2,630,295	3,423,711	4,460,732
Occupancy expenses, net of rental income	1,531,668	1,336,345	3,035,515	2,545,521
Furniture and equipment expense	863,420	794,100	1,636,276	1,451,442
Marketing expense	797,908	744,646	1,319,749	1,257,604
Data processing services	476,806	435,771	956,084	836,729
Professional fees	333,735	222,768	583,574	509,857
Telephone	293,451	308,138	604,588	563,062
FDIC Insurance	147,082	92,155	279,348	266,830
Stationery and supplies	131,485	205,880	237,603	373,990
Virginia Franchise Tax	207,869	201,951	409,820	345,803
Postage and shipping	106,283	183,919	241,413	343,710
Travel expense	124,205	139,957	210,656	216,936
ATM expense	88,959	73,524	166,705	144,900
Amortization of intangibles	44,643	44,643	89,286	89,286
Insurance expense	55,146	50,268	111,240	102,933
Title expense	23,093	30,188	37,552	66,917
Other real estate expense	2,597	1,494	9,736	2,598
Loss on sale of other real estate, net	33,263	—	33,263	—
Other	422,333	470,267	822,505	977,529
	$23,006,984	$26,172,884	$41,753,617	$48,033,505

Total non-interest expenses decreased $3.2 million in the second quarter and $6.3 million in the first six months of 2014 compared to 2013. Net overhead expense, which is the difference between non-interest income and non-interest expense, improved $10 thousand in the second quarter and $768 thousand in the first half of 2014 compared to 2013.
Employee compensation; in the form of salaries, benefits, commissions and incentives, represent approximately 66% of non-interest expense in 2014 compared to 70% in 2013. The number of full time equivalent employees at June 30, 2014 totaled 659 compared to 681 one year prior. Salaries and benefits were fairly level with prior year due to a stabilized workforce and cost control measures. Commissions and incentives are down $2.9 million or 30.2% in the quarter and $6.0 million or 35.7% year to date due to the lower mortgage productions noted previously.
We continue to reposition and expand our operations to enable us to better serve our clients. We opened a permanent Williamsburg branch which included MBPW in May 2014. We relocated our Monarch Mortgage headquarters and Oceanfront bank office in March 2013. We opened a mortgage and commercial lending office in Newport News in January 2013. Costs associated with occupancy expense, furniture and equipment have increased due to Company growth. The increase in professional fees is due to additional costs related to compliance and regulatory issues. Loan expense has reduced due to lower mortgage volume noted previously.
We only have one property in other real estate at June 30, 2014. This property was moved into other real estate in the second quarter. One property sold in the second quarter and first six months of 2014 at a loss of $33,263. There were no sales of other real estate in the second quarter and first half of 2013. There were no valuation adjustments recorded in either year to date. Expenses related to the maintenance and sale of other real estate were $3 thousand in the second quarter of 2014 and $2 thousand in the second quarter of 2013. Year to date expenses related to the maintenance and sale of other real estate were $10 thousand and $3 thousand in 2014 and 2013, respectively.
The following summary identifies non-interest expenses with the most significant quarter-over-quarter change.

	Change - Increase (Decrease) For the Three Months Ended June 30, 2014		Change - Increase (Decrease) For the Six Months Ended June 30, 2014
	Dollars	Percentage	Dollars	Percentage
Occupancy expense	$195,323	14.6%	$489,994	19.2%
Professional fees	110,967	49.8%	73,717	14.5%
Loan expense	(569,725)	(21.7)%	(1,037,021)	(23.2)%
Commissions and incentives	(2,933,798)	(30.2)%	(5,988,310)	(35.7)%
Income Taxes
Our federal income tax provision was $1.7 million in both the second quarter of 2014 and 2013. State income tax provision for the states of Maryland, North Carolina and South Carolina totaled $82 thousand and $113 thousand for the second quarter of 2014 and 2013, respectively. The year to date federal income tax provision was $3.0 million in 2014 and $3.6 million in 2013. The year to date state income tax provision was $200 thousand and 241 thousand for the same respective periods.
BOLI income and certain municipal securities are not subject to federal income tax. We had tax exempt income of $69 thousand in the second quarter of both 2014 and 2013. Year to date tax exempt income was $136 thousand in 2014 compared to $137 thousand in 2013.
Certain expenses related to marketing are non-deductible for tax purposes. These non-deductible expenses totaled $151 thousand and $101 thousand in the second quarter of 2014 and 2013. Year to date, these non-deductible expenses totaled $227 thousand and $166 thousand for 2014 and 2013, respectively.
The table below presents a summary of income taxes and the effective tax rate for quarters ended March 31, 2014 and 2013.

Income Tax Summary
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Income tax provision	$1,767,500	$1,797,773	$3,238,740	$3,791,326
Less: state tax provision	82,007	112,748	199,847	241,301
Federal tax provision	$1,685,493	$1,685,025	$3,038,893	$3,550,025

Net income before tax	$5,071,995	$5,292,951	$9,096,984	$11,029,536
Less: Federal tax free income
BOLI	58,905	59,230	116,678	117,312
Municipal securities	9,752	9,768	19,494	19,527
Add: Non-deductible expenses	150,817	101,158	226,912	165,741
Federal taxable income	$5,154,155	$5,325,111	$9,187,724	$11,058,438

Effective federal tax rate	33.2%	31.8%	33.1%	32.1%

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
GENERAL
Total assets were $1.023 billion at June 30, 2014, a $7.2 million or 0.7% increase compared to assets of $1.017 billion at December 31, 2013. Loans held for sale increased $56.9 million or 57.0%. Property and equipment increased $2.5 million or 8.7%. Total cash and cash equivalents decreased $18.3 million or 17.5% and loans held for investment, net, decreased $12.5 million or 1.8%. Investment securities declined $25.0 million or 51.3% and restricted equity securities declined $515 thousand or 14.0%.
Our loans held for sale portfolio represents mortgage loans that have been closed and are awaiting investor funding. A majority of our mortgage loans are pre-sold. These loans typically remain on our books for thirty to forty-five days. Outstanding balances, which are dependent on the current mortgage market, the timing of closings, and investor turn around, may fluctuate significantly between periods. With increased production in the second quarter the outstanding balances during the quarter increased $56.9 million.
In May 2014 we completed the construction of our new Williamsburg branch and MBPW center. Property and equipment increased as a result of that construction. Additionally, furniture and equipment were purchased for that location.
Cash and cash equivalents, which fluctuate daily based on our liquidity levels and mortgage settlement activity, decreased $18.3 million. This decrease is due to a $24.2 million decline federal funds sold. The decrease in federal funds sold was utilized to help fund the growth in loans held for sale. Investment securities declined $25.0 million due to $33.6 million in security maturities and calls, net of $8.4 million in purchases. Restricted equity securities include stock in the Federal Reserve, Federal Home Loan Bank and other bankers' banks. The level of stock we retain is subject to evaluation by the various entities and may result in a periodic increase or decrease in share level. Our stock in the Federal Home Loan Bank is impacted by much lower borrowing levels.
Our loans held for investment portfolio which is comprised primarily of commercial loans and and real estate loans has declined $12.5 million due to several large pay-offs in the first half of 2014 despite $95 million in new loan activity. This decline is attributable to a $26.1 million decline in commercial real estate loans.
Total liabilities were $921.1 million at June 30, 2014, an increase of $2.1 million or 0.2% over December 31, 2013 liabilities of $918.9 million. Total deposits, which are our primary liability source, decreased $1.8 million to $891.3 million at June 30, 2014 compared to $893.1 million at year-end 2013. Total borrowings decreased nominally at June 30, 2014 compared to December 31, 2013.
The mix of our deposits outstanding changed favorably with higher cost time deposits declining $36.4 million while non-interest bearing demand deposits increased $33.5 million. Money market accounts increased $2.6 million and savings deposits increased $2.4 million. Interest bearing demand deposits declined $4.0 million.

Our non-interest bearing deposits represent 27.0% and 23.2% of our total deposits at June 30, 2014 and December 31, 2013, respectively. Commercial and small business checking accounts comprise the largest percentage of non-interest bearing demand deposits. At June 30, 2014, commercial checking accounts increased $22.1 million over December 31, 2013 and at $134.8 million were 56% of non-interest bearing demand. Small business checking accounts increased $727 thousand to $60.3 million, 25% of non-interest bearing demand. We are primarily a business bank and, as such, have focused our efforts on obtaining company operating accounts, which are demand deposit accounts. Attorney escrow accounts at $28.9 million represented 12% of non-interest bearing deposits at June 30, 2014 and increased $8.9 million compare December 31, 2013. Escrow accounts ordinarily house real estate funds, which makes them sensitive to the growth within the real estate market. Our focus on the business sector, coupled with the growth in business operating accounts, has resulted in continued growth in demand deposits.
Interest bearing demand deposits declined $4.0 million from December 31, 2013, primarily in commercial checking. Interest bearing demand deposits represent 7.9% of interest bearing deposits. Money market and time deposits ("CDs") represent roughly 88.3% and savings deposits represent roughly 3.8%, of interest bearing deposits. Money market deposits, which were $377.1 million at June 30, 2014, have increased $2.6 million since December 31, 2013. Brokered money market deposit accounts included in our money market totals at both June 30, 2014 and December 31, 2013 declined $6.7 million since year end. Excluding these accounts, non-brokered money market balances have increased $9.3 million since year end 2013. We are managing money market account growth through pricing of our multi-tiered money market product, while keeping rates attractive and highly competitive in the market. Our current economic environment is still volatile enough to keep many “would be” market investors looking to the safety of insured bank deposits. Money market accounts are the most suitable product for these individuals because rates are higher than demand and savings accounts but they have withdrawal features more flexible than CDs. Therefore, our money market balances may be adversely impacted in the future when the economy is more stable and investors return to higher, but riskier, rate alternatives.
Outstanding CDs declined $36.4 million to $197.7 million through June 30, 2014 compared to December 31, 2013. Included in CDs are brokered CDs which are used along with our brokered money market accounts and Federal Home Loan Bank ("FHLB") borrowings to fund our loans held for sale portfolio. The majority of these brokered CDs are Certificate of Deposit Account Registry Service® (“CDARS”), which are typically short term, with maturities of between 4 and 13 weeks. However, we also house certain municipal deposits in CDARS because of the additional deposit insurance protection offered by the product. Brokered deposits were $29.1 million less at June 30, 2014 than year end 2013. Our remaining CD portfolio has continued to decline, by design. CD shoppers typically expect higher interest rates. We have focused on relationship pricing for CDs, with non- clients receiving lower rates for CDs than existing clients, thereby encouraging relationships which are beneficial to both the Bank and our clients.
Excluding brokered deposits, our loans held for investment to deposit ratio was 85.2% and 90.5% for June 30, 2014 and December 31, 2013, respectively.
Stockholders’ equity was $102.8 million at June 30, 2014, compared to $97.7 million at December 31, 2013. Components of the increase in stockholders’ equity include net income of $5.6 million, decrease in unrealized losses in other comprehensive income of $260 thousand, exercised stock options of $216 thousand, common stock issued through dividend reinvestment of $164 thousand, stock based compensation expense totaling $419 thousand, common stock dividend payments of $1.6 million, and distributions to non-controlling interests of $240 thousand.

Loans Held for Investment
Our lending activities are our principal source of income. Loans held for investment, net of unearned income, declined $12.5 million or 1.8% in the first six months of 2014. Our allowance for loan losses increased $9 thousand and we had net recoveries of $9 thousand.
The following table provides a breakdown, by segment of our loans held for investment at June 30, 2014 and December 31, 2013.

LOANS HELD FOR INVESTMENT

	June 30, 2014	December 31, 2013
Commercial	$109,595,604	$119,367,962
Real estate
Construction	155,350,359	155,551,690
Residential (1-4 family)	98,572,353	89,846,277
Home equity lines	68,784,781	67,177,011
Multifamily	23,930,936	27,392,561
Commercial	239,078,183	250,178,584
Real estate subtotal	585,716,612	590,146,123
Consumers
Consumer and installment loans	4,500,621	2,911,397
Overdraft protection loans	88,530	71,009
Loans to individuals subtotal	4,589,151	2,982,406
Total gross loans	699,901,367	712,496,491
Unamortized loan costs, net of deferred fees	257,355	174,976
Loans held for investment, net of unearned income	700,158,722	712,671,467
Allowance for loan losses	(9,069,877)	(9,061,369)
Total net loans	$691,088,845	$703,610,098
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
5 Acceptable with care
The following is a breakdown between pass and watch list loans at June 30, 2014 and December 31, 2013. There were no loans risk graded Doubtful (8) or Loss (9) included in our portfolio at June 30, 2014 or December 31, 2013.

PASS AND WATCH LIST LOANS

	June 30, 2014
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$107,356,843	$—	$2,238,761	109,595,604	3.37
Real estate
Construction	148,703,118	519,603	6,127,638	155,350,359	3.56
Residential (1-4 family)	89,967,818	1,458,384	7,146,151	98,572,353	4.12
Home equity lines	66,972,818	49,314	1,762,649	68,784,781	4.13
Multifamily	21,689,103	1,954,614	287,219	23,930,936	3.48
Commercial	228,854,775	1,686,652	8,536,756	239,078,183	3.76
Real estate subtotal	556,187,632	5,668,567	23,860,413	585,716,612	3.80
Consumers
Consumer and installment loans	4,418,394	—	82,227	4,500,621	4.06
Overdraft protection loans	88,530	—	—	88,530	4.69
Loans to individuals subtotal	4,506,924	—	82,227	4,589,151	4.07
Total gross loans	$668,051,399	$5,668,567	$26,181,401	699,901,367	3.73

	December 31, 2013
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$112,512,939	$12,891	$6,842,132	$119,367,962	3.45
Real estate
Construction	147,478,248	978,247	7,095,195	155,551,690	3.77
Residential (1-4 family)	80,560,400	3,329,470	5,956,407	89,846,277	4.22
Home equity lines	65,790,766	—	1,386,245	67,177,011	4.13
Multifamily	26,078,523	1,005,985	308,053	27,392,561	3.70
Commercial	242,167,855	2,295,326	5,715,403	250,178,584	3.73
Real estate subtotal	562,075,792	7,609,028	20,461,303	590,146,123	3.85
Consumers
Consumer and installment loans	2,823,254	—	88,143	2,911,397	4.10
Overdraft protection loans	71,009	—	—	71,009	4.43
Loans to individuals subtotal	2,894,263	—	88,143	2,982,406	4.11
Total gross loans	$677,482,994	$7,621,919	$27,391,578	$712,496,491	3.79
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
We recorded $0 in provision for loan losses in the second quarter and first half of 2014 and 2013. Based on the current economic environment and the composition of our loan portfolio, the level of our charged-off loans combined with our loss experience, we consider our loan loss allowance sufficient to meet the losses inherent in our portfolio.
Loans charged off during second quarter of 2014 totaled $184,601 compared to $279,722 for the same period in 2013. Recoveries totaled $41,378 in the second quarter of 2014 compared to $811,079 for the same period in 2013. The ratio of net charge-offs to average outstanding loans for the second quarter of 2014 was 0.02% compared to (0.08%) in 2013. Year to date the ratio of net charge-offs to average outstanding loans was 0.00% in 2014 and (0.06%) in 2013. A total of $63,366 in specific reserves for loans charged off in the first six months of 2014 were included in our December 31, 2013 loan loss allowance. Specific reserves totaling $625,529 were included in our December 31, 2012 loan loss allowance for loans charged off in the first half of 2013.
In the second quarter of 2014, approximately $122 thousand in loans charged off were related to business failure and $63 thousand were related to residential properties. In the second quarter of 2013, approximately $171 thousand in loans charged off were related to business failure and $109 thousand were related to residential properties. In the first half of 2014, approximately $134 thousand in loans charged off were related to business failure and $63 thousand to residential properties. In the first half of 2013, approximately $171 thousand in loans charged off were related to failed business activities, $640 thousand to residential properties and $23 thousand to consumer losses.
The allowance for loan losses totaled $9,069,877 at June 30, 2014, an increase of $8,508 from December 31, 2013. The ratio of the allowance to loans held for investment, less unearned income, was 1.30% at June 30, 2014, and 1.27% at December 31, 2013. We believe that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in our loan portfolio at June 30, 2014. The allowance to loans ratio is supported by the level of non-performing loans, the seasoning of the loan portfolio, and the experience of the lending staff in the market.

 LOAN LOSS ALLOWANCE AND LOSS EXPERIENCE

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Balance, beginning of period	$9,213,100	$10,788,281	$9,061,369	$10,910,000
Loans charged-off
Commercial	(14,789)	(171,151)	(14,789)	(171,151)
Real estate
Construction	(106,812)	—	(106,812)	—
Residential (1-4 family)	(63,000)	—	(75,554)	(57,000)
Home equity lines	—	(108,571)	—	(582,480)
Multifamily	—	—	—	—
Commercial	—	—	—	—
Consumers			—
Consumer and installment loans	—	—	—	(22,759)
Overdraft protection loans	—	—	—	(416)
Loans charged-off total	(184,601)	(279,722)	(197,155)	(833,806)
Recoveries
Commercial	3,300	53,798	91,600	115,277
Real estate
Construction	7,341	728,430	15,931	1,024,914
Residential (1-4 family)	12,254	10,303	20,639	16,205
Home equity lines	18,483	18,548	77,493	66,440
Multifamily	—	—	—	—
Commercial	—	—	—	20,000
Consumers
Consumer and installment loans	—	—	—	587
Overdraft protection loans	—	—	—	21
Loan recoveries total	41,378	811,079	205,663	1,243,444
Net Charge Offs	(143,223)	531,357	8,508	409,638
Provisions charged to operations	—	—	—	—
Balance, end of period	$9,069,877	$11,319,638	$9,069,877	$11,319,638

A summary of our allowance as of June 30, 2014 and December 31, 2013 by segment is as follows:

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	June 30, 2014
	Amount	Percentage of loans in each category to total loans
Commercial	$850,498	15.7%
Real estate
Construction	1,791,539	22.2%
Residential (1-4 family)	2,112,024	14.1%
Home equity lines	1,984,257	9.8%
Multifamily	68,567	3.4%
Commercial	1,783,918	34.2%
Consumers
Consumer and installment loans	100,773	0.6%
Overdraft protection loans	239	—%
Unallocated	378,062
	$9,069,877	100.0%
Total loans held for investment outstanding *	$700,158,722
Ratio of allowance for loan losses to total loans held for investment	1.30%

	December 31, 2013
	Amount	Percentage of loans in each category to total loans
Commercial	$1,219,255	16.8%
Real estate
Construction	1,978,320	21.8%
Residential (1-4 family)	1,685,502	12.6%
Home equity lines	2,132,916	9.4%
Multifamily	59,586	3.9%
Commercial	1,305,131	35.1%
Consumers
Consumer and installment loans	99,271	0.4%
Overdraft protection loans	688	—%
Unallocated	580,700
	$9,061,369	100.0%
Total loans held for investment outstanding *	$712,671,467
Ratio of allowance for loan losses to total loans held for investment	1.27%

*	Total loans held for investment outstanding includes unamortized loan costs, net of deferred fees of $240,046 at March 31, 2014 and $174,976 at December 31, 2013.

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
Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings. Based on this definition total non-performing loans as a percentage of total loans were 1.22% and 1.00% at June 30, 2014 and December 31, 2013. However, all of our troubled debt restructure loans were performing in both periods presented. Excluding performing troubled debt restructure this percentage declines to 0.36% and 0.31% at June 30, 2014 and December 31, 2013, respectively. Non-performing assets at June 30, 2014 and December 31, 2013 are presented below.

NON-PERFORMING ASSETS

	Non-Performing Loans
	Over 90 Days and Accruing	Nonaccrual Loans	Accruing Restructured Loans	Total Non-Performing Loans	Other Real Estate Owned	Total Non-Performing Assets

June 30, 2014
Commercial	$—	$—	$—	$—	$—	$—
Real estate
Construction	—	116,800	—	116,800	144,000	260,800
Residential (1-4 family)	472,052	1,024,359	875,740	2,372,151	—	2,372,151
Home equity lines	27,355	533,690	—	561,045	—	561,045
Multifamily	—	—	—	—	—	—
Commercial	—	1,352,732	4,022,575	5,375,307	—	5,375,307
Consumers
Consumer and installment loans	—	3,001	79,226	82,227	—	82,227
Overdraft protection loans	—	—	—	—	—	—
Total	$499,407	$3,030,582	$4,977,541	$8,507,530	$144,000	$8,651,530

December 31, 2013
Commercial	$—	$—	$—	$—	$—	$—
Real estate
Construction	—	357,561	—	357,561	—	357,561
Residential (1-4 family)	472,052	825,964	263,624	1,561,640	301,963	1,863,603
Home equity lines	—	552,193	—	552,193	—	552,193
Multifamily	—	—	—	—	—	—
Commercial	—	—	4,568,883	4,568,883	—	4,568,883
Consumers
Consumer and installment loans	—	4,352	83,792	88,144	—	88,144
Overdraft protection loans	—	—	—	—	—	—
Total	$472,052	$1,740,070	$4,916,299	$7,128,421	$301,963	$7,430,384

	June 30, 2014	December 31, 2013
Asset Quality Ratios:
Non-accruing nonperforming loans to period end loans	0.50%	0.31%
Non-accruing nonperforming assets to total assets	0.36%	0.25%
Nonperforming assets to period end assets	0.75%	0.73%
Allowance for loan losses to non-accruing nonperforming loans	256.94%	409.62%
Nonperforming loans to period end loans	1.03%	1.00%
Restructured loans are loans for which it has been determined the borrower is in financial distress and a concession has been made to those terms that would not otherwise have been considered. Restructured loans are evaluated in accordance with applicable accounting guidance as impaired loans. In addition, if it is determined the borrower is unable to perform under the modified terms, further steps, such as a full charge-off or foreclosure may be taken. We did not have any commitments to lend additional funds on restructured loans at June 30, 2014 or December 31, 2013.

TROUBLED DEBT RESTRUCTURING

	Commercial	Residential 1-4 Family	Real Estate Construction	Consumer	Total

June 30, 2014
Balance beginning of the period	$—	$263,624	$4,568,883	$83,792	$4,916,299
Investment in restructured loans
Additions (payments received) during the period	—	612,116	(546,308)	(4,566)	61,242
Charge-off during the period	—	—	—	—	—
Moved to other real estate	—	—	—	—	—
Valuation allowance for restructured loans included in charged-off loans	—	—	—	—	—
Additions during the period	—	—	—	—	—
Restructured loans included in impaired loans end of the period	$—	$875,740	$4,022,575	$79,226	$4,977,541

December 31, 2013
Balance beginning of the period	$617,394	$83,912	$1,403,739	$—	$2,105,045
Investment in restructured loans
Additions (payments received) during the period	(434,724)	179,712	3,200,000	83,792	3,028,780
Charge-off during the period	(182,670)	—	(34,856)	—	(217,526)
Moved to other real estate	—	—	—	—	—
Valuation allowance for restructured loans included in charged-off loans	—	—	—	—	—
Additions during the period	—	—	—	—	—
Restructured loans included in impaired loans end of the period	$—	$263,624	$4,568,883	$83,792	$4,916,299

Recoveries of charged-off balance
June 30, 2014	$—	$—	$—	$—	$—
December 31, 2013	$—	$—	$—	$—	$—
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

OTHER REAL ESTATE

	June 30, 2014
	Balance	Number
January 1,	$301,963	1
Balance moved into other real estate	144,000	1
	445,963	2
Write down of property charged to operations	—
Payments received after foreclosure	—
Properties sold	(301,963)	(1)
Balance at June 30, 2014	$144,000	1
Gross gains of sale of other real estate	$—
Gross losses on sale of other real estate	(33,263)
Write down of property charged to operations	—
Rental income, other real estate	—
Other real estate expense	(9,736)
Foreclosed property (expense) income	$(42,999)

	December 31, 2013
	Balance	Number
January 1,	$—	—
Balance moved into other real estate	397,037	2
	397,037	2
Write down of property charged to operations	—
Payments received after foreclosure	—
Properties sold	(95,074)	(1)
Balance at December 31, 2013	$301,963	1
Gross gains of sale of other real estate	$—
Gross losses on sale of other real estate	(3,020)
Write down of property charged to operations	—
Rental income, other real estate	—
Other real estate expense	(7,098)
Foreclosed property (expense) income	$(10,118)

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
Cash, cash equivalents and federal funds sold totaled $86.6 million as of June 30, 2014 compared to $104.9 million as of December 31, 2013. At June 30, 2014, cash, interest bearing bank balances, securities classified as available for sale and federal funds sold were $110.4 million or 11.6% of total earning assets, compared to $153.7 million or 16.1% of total earning assets at December 31, 2013.
In the course of operations, due to fluctuations in loan and deposit levels, we occasionally find it necessary to purchase federal funds on a short-term basis. We maintain unsecured federal funds line arrangements with five other banks, which allow us to purchase funds totaling $61.0 million. These lines mature and re-price daily. At June 30, 2014 and December 31, 2013, we had $0 in federal funds purchased outstanding.
We have access to the Federal Reserve Bank of Richmond’s discount window should a liquidity crisis occur. We have not used this facility in the past and consider it a backup source of funds.
We are also members of the Promontory Network and have access to a program through their Certificate of Deposit Account Registry Service® (“CDARS”) to use their CDARS One Way BuySM to purchase cost-effective funding without collateralization (and in lieu of generating funds through “traditional” brokered CDs or the Federal Home Loan Bank). These funds are accessed through a weekly auction. The auction typically takes place on Wednesdays, with next day settlement. There are seven maturities available ranging from 4 weeks to 5 years. If we are allotted funds in the auction, we incur no transaction fees or commissions. Although the process to compete for these deposits is different from the process for traditional brokered CDs, they are still considered brokered for Call Report purposes. These funds, which are included in our Jumbo CDs, are subject to discretionary limitations on volume that we normally would impose on traditional brokered deposits. Based on our “well capitalized” status, we are able to draw up to 30% of assets or $307.2 million from this program at June 30, 2014. We had $13.0 million on our balance sheet from this program at June 30, 2014 and $59.1 million at December 31, 2013.
We have lines of credit with the Federal Home Loan Bank of Atlanta (“FHLB”) that can equal up to 30% of our assets. Our line of credit totaled approximately $161.0 million with $151.9 million available at June 30, 2014. This line is currently reduced by $8.0 million, which has been pledged as collateral for public deposits.
Borrowings outstanding under the combined FHLB lines of credit were $1.1 million at June 30, 2014 and $1.2 million at December 31, 2013. We had the following borrowing advances under our Primary line outstanding as of June 30, 2014 with the following final maturities:

Advance Amount	Expiration Date
$1,125,492	9/28/2015
$1,125,492
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
Off-Balance Sheet Arrangements
We enter into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions recognized as of June 30, 2014 and December 31, 2013 were a line of credit to secure public funds and commitments to extend credit and standby letters of credit issued to customers. The line of credit to secure public funds was from the Federal Home Loan Bank for $8 million at June 30, 2014 and December 31, 2013.
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
Commitments to extend credit, amounted to $167.8 million at June 30, 2014 and $237.9 million at December 31, 2013, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
We did not have any outstanding commitments to purchase securities at June 30, 2014 or December 31, 2013.
Standby letters of credit are conditional commitments we issue guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. We had $24.8 million in outstanding standby letters of credit at June 30, 2014 and $19.9 million at December 31, 2013.

We have thirty-seven non-cancellable leases for premises. The original lease terms are from one to thirty years and have various renewal and option dates.
Capital Resources
We review the adequacy of our capital on an ongoing basis with reference to the size, composition, and quality of our resources and are consistent with regulatory requirements and industry standards. We seek to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses.
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
The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the Bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. At June 30, 2014, the amount available was approximately $23.0 million. In 2012 we paid quarterly dividends on our series B noncumulative, perpetual preferred stock of 7.8%, or $0.4875 per share per quarter, which has since been converted to common stock. We paid our first common stock dividend in 2010. We began paying common stock dividends on a quarterly basis in the first quarter of 2012. We paid semi-annual dividends on our common stock in 2011. Below is a table of our dividend history.
In June 2012, we received approval from the Securities and Exchange Commission to begin a Dividend Reinvestment Program ("DRP"). The DRP, which is available to existing shareholders, allows for dividends to be reinvested in Monarch stock. In addition, shareholders may purchase additional shares on a quarterly basis.

COMMON STOCK DIVIDENDS

Payment Date	Per Share Dividend	Total Dividend
2014
June 13, 2014	$0.08	$849,563
February 28, 2014	$0.07	$742,447
2013
November 30, 2013	$0.07	$733,448
August 30, 2013	$0.06	$628,325
May 31, 2013	$0.06	$624,443
February 28, 2013	$0.05	$453,880
2012
November 30, 2012	$0.05	$332,754
August 31, 2012	$0.05	$302,161
May 31, 2012	$0.05	$299,174
February 28, 2012	$0.04	$240,000
2011
November 30, 2011	$0.08	$475,531
June 22, 2011	$0.08	$477,227

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

Among other things, the final rules establish a new common equity tier 1 (“CET1”) minimum capital requirement and a “capital conservation buffer”. These rules also raise minimum risk-based capital requirements. Basel III establishes a CET1 to risk-weighted assets of 4.5%, and a capital conservation buffer of an additional 2.5%, raising the target CET1 to risk-weighted assets ratio to 7%. It increases banks minimum ratio of Tier 1 capital to risk weighted assets to 6.0%, plus the capital conservation buffer effectively resulting in a minimum Tier 1 capital ratio of 8.5%. Basel III increases the minimum total capital ratio to 8.0% plus the capital conservation buffer, increasing the minimum total capital ratio to 10.5%. Institutions that do not maintain the required capital buffer would be subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The Bank's current capital levels meet the definition of well capitalized under full implementation guidelines of the final rules issued under Basel III.
Quantitative measures established by current regulations to ensure capital adequacy require that the Bank maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of June 30, 2014, the Bank meets all capital adequacy requirements to which it is subject.
As of June 30, 2014, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. The Bank’s actual capital amounts and ratios are also presented in the table as of June 30, 2014 and December 31, 2013.

RISK BASED CAPITAL

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
	(Dollars in Thousands)
As of June 30, 2014
Total Risk-Based Capital Ratio
Consolidated company	$121,145	14.29%	$67,821	8.00%	N/A	N/A
Bank	$121,264	14.31%	$67,793	8.00%	$84,741	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated company	$112,075	13.22%	$33,911	4.00%	N/A	N/A
Bank	$112,194	13.24%	$33,895	4.00%	$50,843	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated company	$112,075	11.30%	$39,672	4.00%	N/A	N/A
Bank	$112,194	11.31%	$39,680	4.00%	$49,599	5.00%
(Tier 1 Capital to Average Assets)
As of December 31, 2013
Total Risk-Based Capital Ratio
Consolidated company	$116,120	13.91%	$66,783	8.00%	N/A	N/A
Bank	$116,340	13.95%	$66,718	8.00%	$83,397	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated company	$107,059	12.82%	$33,391	4.00%	N/A	N/A
Bank	$107,279	12.86%	$33,359	4.00%	$50,038	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated company	$107,059	10.81%	$39,600	4.00%	N/A	N/A
Bank	$107,279	10.84%	$39,600	4.00%	$48,501	5.00%
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

The impact of changing interest rates on loans and deposits is reflected in our financial statements. We believe that our mortgage banking operation, Monarch Mortgage, provides somewhat of a natural interest rate hedge, in that we are interest rate sensitive to a downward change in the prime rate for short term periods. When loan interest rates decline, our earnings will be negatively impacted in our banking operation, but the mortgage company’s volume should increase as the demand for refinancing and purchase money mortgages increase. The reverse should occur in a rising interest rate environment. There have been no material changes in interest rates in the second quarter and first half of June 30, 2014 compared to December 31, 2013.

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
MONARCH FINANCIAL HOLDINGS, INC.

/s/ Brad E. Schwartz	Date: August 7, 2014
Brad E. Schwartz Chief Executive Officer
/s/ Lynette P. Harris.	Date: August 7, 2014
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

Date: August 7, 2014                    /s/ Brad E. Schwartz _______________
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

Date: August 7, 2014                    /s/ Lynette P. Harris. ___________________
Lynette P. Harris
Executive Vice President & Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Monarch Financial Holdings, Inc. (the "Company") for the period ending June 30, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on their knowledge and belief:
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

Date: August 7, 2014