Form 10-Q
period 2014-09-30
Monarch Financial Holdings, Inc.
filed 2014-11-06
CIK 1364856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐  No  ☒
The number of shares of common stock outstanding as of November 3, 2014 was 10,646,873.

MONARCH FINANCIAL HOLDINGS, INC.
FORM 10-Q
September 30, 2014

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)
	September 30, 2014	December 31, 2013
ASSETS:
Cash and due from banks	$21,083,542	$18,971,268
Interest bearing bank balances	58,206,669	31,955,092
Federal funds sold	3,937,615	53,984,962
Total cash and cash equivalents	83,227,826	104,911,322
Investment securities available-for-sale, at fair value	25,136,934	48,821,760
Mortgage loans held for sale, net at fair value for September 30, 2014	138,589,610	99,717,785
Loans held for investment, net of unearned income	713,667,397	712,671,467
Less: allowance for loan losses	(8,976,755)	(9,061,369)
Loans, net	704,690,642	703,610,098
Property and equipment, net	30,367,782	28,881,536
Restricted equity securities	3,179,450	3,683,250
Bank owned life insurance	9,587,512	7,409,436
Goodwill	775,000	775,000
Intangible assets, net	—	104,167
Other real estate owned, net of valuation allowance	767,285	301,963
Other assets	22,920,292	18,484,343
Total assets	$1,019,242,333	$1,016,700,660
LIABILITIES:
Deposits:
Demand deposits—non-interest bearing	$252,286,320	$206,891,499
Demand deposits—interest bearing	53,092,779	55,527,954
Savings deposits	25,211,498	22,137,321
Money market savings	365,041,058	374,461,494
Time deposits	189,141,785	234,100,222
Total deposits	884,773,440	893,118,490
Borrowings:
Trust preferred subordinated debt	10,000,000	10,000,000
Federal Home Loan Bank advances	1,100,495	1,175,485
Total borrowings	11,100,495	11,175,485
Other liabilities	18,145,105	14,661,087
Total liabilities	914,019,040	918,955,062
STOCKHOLDERS’ EQUITY:
Preferred stock, $5 par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $5 par value; 20,000,000 shares authorized; issued and outstanding, 10,646,873 shares (includes non-vested shares of 299,910) at September 30, 2014 and 10,502,323 shares (includes non-vested shares of 215,960); at December 31, 2013	51,734,815	51,431,815
Additional paid-in capital	7,965,600	7,068,715
Retained earnings	45,522,993	39,437,119
Accumulated other comprehensive loss	(135,075)	(419,496)
Total Monarch Financial Holdings, Inc. stockholders’ equity	105,088,333	97,518,153
Non-controlling interest	134,960	227,445
Total equity	105,223,293	97,745,598
Total liabilities and stockholders’ equity	$1,019,242,333	$1,016,700,660
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income:
Interest and fees on loans held for investment	$9,007,543	$9,241,660	$27,575,506	$27,256,658
Interest on mortgage loans held for sale	1,442,668	1,423,852	3,489,898	5,931,116
Interest on investment securities	90,669	55,314	258,647	170,185
Interest on federal funds sold	15,313	43,210	79,870	73,680
Dividends on equity securities	21,000	66,500	73,410	210,160
Interest on other bank accounts	61,609	11,307	152,546	29,401
Total interest income	10,638,802	10,841,843	31,629,877	33,671,200
Interest expense:
Interest on deposits	789,712	979,858	2,463,428	3,030,233
Interest on trust preferred subordinated debt	124,200	125,818	369,896	369,060
Interest on borrowings	13,765	15,355	42,351	343,343
Total interest expense	927,677	1,121,031	2,875,675	3,742,636
Net interest income	9,711,125	9,720,812	28,754,202	29,928,564
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	9,711,125	9,720,812	28,754,202	29,928,564
Non-interest income:
Mortgage banking income	16,657,849	15,657,242	46,229,239	52,395,566
Service charges and fees	559,497	510,739	1,568,288	1,439,553
Title income	180,402	177,705	452,890	664,479
Investment and insurance income	428,265	264,967	1,209,624	717,427
Other	72,921	64,420	246,417	313,337
Total non-interest income	17,898,934	16,675,073	49,706,458	55,530,362
Non-interest expenses:
Salaries and employee benefits	8,571,995	8,632,847	25,336,002	25,340,677
Commissions and incentives	7,047,140	6,326,920	17,828,126	23,096,216
Loan origination expense	1,552,162	1,904,786	4,975,873	6,365,518
Occupancy expense	2,464,666	2,232,315	7,136,457	6,229,278
Marketing expense	801,403	807,938	2,121,152	2,065,542
Data processing expense	601,644	400,125	1,557,728	1,236,854
Telephone	325,405	306,848	929,993	869,910
Professional fees	318,312	257,122	901,886	766,979
Foreclosed property expense	49,597	1,505	92,596	4,103
Other expenses	1,388,567	1,444,555	3,994,695	4,373,389
Total non-interest expenses	23,120,891	22,314,961	64,874,508	70,348,466
Income before income taxes	4,489,168	4,080,924	13,586,152	15,110,460
Income tax provision	(1,635,440)	(1,415,697)	(4,874,180)	(5,207,023)
Net income	2,853,728	2,665,227	8,711,972	9,903,437
Less: Net income attributable to non-controlling interests	(45,880)	(255,553)	(183,285)	(968,996)
Net income attributable to Monarch Financial Holdings, Inc.	$2,807,848	$2,409,674	$8,528,687	$8,934,441
Basic net income per share	$0.26	$0.23	$0.80	$0.89
Diluted net income per share	$0.26	$0.23	$0.80	$0.85

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Income	$2,853,728	$2,665,227	$8,711,972	$9,903,437
Other comprehensive income:
Change in unrealized gain on interest rate swap, net of income taxes	50,237	43,803	146,537	143,836
Change in unrealized (loss) gain on securities available for sale, net of income taxes	(27,418)	28,708	134,018	(209,590)
Change in unrealized loss on supplemental executive's retirement plan, net of income taxes	1,287	1,287	3,861	(140,602)
Change in unrealized gain on mutual fund	5	—	5	—
Other comprehensive income (loss)	24,111	73,798	284,421	(206,356)
Total comprehensive income	2,877,839	2,739,025	$8,996,393	$9,697,081
Less: Comprehensive income attributable to non-controlling interests	(45,880)	(255,553)	(183,285)	(968,996)
Comprehensive income attributable to Monarch Financial Holdings, Inc.	$2,831,959	$2,483,472	$8,813,108	$8,728,085

Unrealized gain on interest rate swap	$77,287	$67,389	$225,442	$213,411
Income tax expense	(27,050)	(23,586)	(78,905)	(69,575)
Net unrealized gain on interest rate swap	$50,237	$43,803	$146,537	$143,836

Unrealized holding (loss) gain on securities available for sale	$(42,182)	$44,166	$206,182	$(319,232)
Income benefit (expense)	14,764	(15,458)	(72,164)	109,642
Net unrealized (loss) gain on securities available for sale	$(27,418)	$28,708	$134,018	$(209,590)

Unrealized gain (loss) on supplemental executive's retirement plan	$1,980	$1,980	$5,940	$(216,311)
Income tax (expense) benefit	(693)	(693)	(2,079)	75,709
Net unrealized loss on supplemental executive's retirement plan	$1,287	$1,287	$3,861	$(140,602)

Unrealized gain on mutual fund	$5	$—	$5	$—
Income tax expense	—	—	—	—
Net unrealized gain on mutual fund	$5	$—	$5	$—

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
 MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock		Additional Paid-In Capital	Preferred Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
	Shares	Amount
Balance—December 31, 2012	8,326,479	$41,632,395	$12,717,727	$2,405,615	$30,786,208	$(200,022)	$1,604,918	$88,946,841
Net income for the nine months ended September 30, 2013					8,934,441		968,996	9,903,437
Other comprehensive loss						(206,356)		(206,356)
Stock-based compensation expense, net of forfeitures and income taxes	(2,400)	(12,000)	462,666					450,666
Stock options exercised, net of income taxes	101,103	505,515	88,409					593,924
Series B noncumulative perpetual preferred shares converted to common stock, less fractional shares	1,804,184	9,020,920	(6,615,558)	(2,405,615)				(253)
Cash dividend declared on common stock ($0.17 per share)					(1,706,648)			(1,706,648)
Common stock issued through dividend reinvestment	16,697	83,485	101,748					185,233
Distributions to non-controlling interests							(1,402,550)	(1,402,550)
Balance - September 30, 2013	10,246,063	$51,230,315	$6,754,992	$—	$38,014,001	$(406,378)	$1,171,364	$96,764,294

Balance—December 31, 2013	10,286,363	$51,431,815	$7,068,715	$—	$39,437,119	$(419,496)	$227,445	$97,745,598
Net income for the nine months ended September 30, 2014					8,528,687		183,285	8,711,972
Other comprehensive income						284,421		284,421
Stock-based compensation expense, net of forfeitures and income taxes	(1,200)	(6,000)	623,859					617,859
Stock options exercised, net of income taxes	40,928	204,640	130,747					335,387
Cash dividend declared on common stock ($0.23 per share)					(2,442,813)			(2,442,813)
Common stock issued through dividend reinvestment	20,872	104,360	142,267					246,627
Cash in lieu of fractional shares			12					12
Contributions from non-controlling interests							99	99
Distributions to non-controlling interests							(275,869)	(275,869)
Balance - September 30, 2014	10,346,963	$51,734,815	$7,965,600	$—	$45,522,993	$(135,075)	$134,960	$105,223,293
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2014	2013
Operating activities:
Net income	$8,711,972	$9,903,437
Adjustments to reconcile to net cash (used in) provided by operating activities:
Provision for loan losses	—	—
Depreciation	2,148,786	1,766,550
Accretion of discounts and amortization of premiums, net	4,386	18,267
Deferral of loan costs, net of deferred fees	(62,586)	(141,418)
Amortization of intangible assets	104,167	133,929
Stock-based compensation	617,859	450,666
Appreciation of bank-owned life insurance	(178,076)	(177,712)
Net loss (gain) on disposition of property and equipment	266	(16,296)
Net loss on sale of other real estate	24,221	—
Deferred income tax expense	1,358,244	—
Changes in:
Loans held for sale	(38,871,825)	298,639,849
Interest receivable	87,521	(115,259)
Other assets	(5,468,819)	9,349,374
Other liabilities	3,218,556	2,332,239
Net cash (used in) provided by operating activities	(28,305,328)	322,143,626
Investing activities:
Purchases of available-for-sale securities	(12,346,950)	(6,025,740)
Proceeds from sales and maturities of available-for-sale securities	36,233,572	3,348,960
Proceeds from sale of other real estate	452,742	—
Proceeds from sale of assets	—	25,000
Purchase of bank owned life insurance	(2,000,000)	—
Purchases of premises and equipment	(3,662,107)	(4,768,719)
Redemption of restricted equity securities	503,800	8,697,700
Loan originations, net of principal repayments	(1,960,243)	(36,082,460)
Net cash provided by (used in) investing activities	17,220,814	(34,805,259)
Financing activities:
Net increase in non-interest-bearing deposits	45,394,821	31,958,042
Net decrease in interest-bearing deposits	(53,739,871)	(47,612,595)
Cash dividends paid on common stock	(2,442,813)	(1,706,648)
Net decrease in FHLB advances and federal funds purchased	(74,990)	(193,098,043)
Net decrease in short term borrowings	—	(5,000,000)
Contributions from non-controlling interests	99	—
Distributions to non-controlling interests	(275,869)	(1,402,550)
Proceeds from issuance of common stock, net of issuance costs	246,627	185,233
Proceeds from exercise of stock options	293,002	539,237
Cash in lieu of fractional shares	12	(253)
Net cash used in financing activities	(10,598,982)	(216,137,577)
CHANGE IN CASH AND CASH EQUIVALENTS	(21,683,496)	71,200,790
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	104,911,322	57,774,578
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$83,227,826	$128,975,368
SUPPLEMENTAL SCHEDULES AND CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and other borrowings	$2,747,174	$3,786,613
Income taxes	$3,560,700	$6,897,630
Loans transferred to foreclosed real estate during the year	$942,285	$95,074
Unrealized (loss) gain on securities available for sale	$206,182	$(319,232)
Unrealized gain on interest rate swap	$225,442	$213,411
Unrealized gain (loss) on supplemental executive's retirement plan	$5,940	$(216,311)
Unrealized gain on mutual fund	$5	$—
The accompanying notes are an integral part of the consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly Monarch Financial Holdings, Inc.’s financial position as of September 30, 2014; the consolidated statements of income for the three and nine months ended September 30, 2014 and 2013; the consolidated statements of comprehensive income for the three and nine months ended September 30, 2014 and 2013; the consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2014 and 2013; and the consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all of the disclosures required by generally accepted accounting principles. The financial statements include the accounts of Monarch Financial Holdings, Inc. and its subsidiaries, and all significant inter-company accounts and transactions have been eliminated. Operating results for the three and nine month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. Certain immaterial prior year amounts have been reclassified to conform to current year presentations.
Recent Accounting Pronouncements
In January 2014, the FASB issued ASU 2014-01, “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-01 to have a material impact on its consolidated financial statements.
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
In August 2014, the FASB issued ASU No. 2014-14, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure”. The amendments in this ASU apply to creditors that hold government-guaranteed mortgage loans and is intended to eliminate the diversity in practice related to the classification of these guaranteed loans upon foreclosure. The new guidance stipulates that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan prior to foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the other receivable should be measured on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Entities may adopt the amendments on a prospective basis or modified retrospective basis as of the beginning of the annual period of adoption; however, the entity must apply the same method of transition as elected under ASU 2014-04. Early adoption is permitted provided the entity has already adopted ASU 2014-04. The Company is currently assessing the impact that ASU 2014-14 will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its consolidated financial statements.

NOTE 2. GENERAL
Monarch Financial Holdings, Inc. (the "Company" "Monarch") is a Virginia-chartered, single bank holding company engaged in business and consumer banking, investment and insurance sales, and mortgage origination and brokerage. The Company was created on June 1, 2006 through a reorganization plan, under the laws of the Commonwealth of Virginia, in which Monarch Bank (the "Bank") became a wholly-owned subsidiary. Monarch Bank was incorporated on May 1, 1998, and opened for business on April 14, 1999. The Company's corporate office and main office are both located in the Greenbrier area of Chesapeake. In addition there are nine other Virginia banking offices – in the Great Bridge area in Chesapeake, the Lynnhaven area, the Town Center area, the Oceanfront area, the Kempsville area, and the Hilltop area in Virginia Beach, the Ghent area and in the downtown area in Norfolk, and the New Town area in Williamsburg. In North Carolina our banking division operates as OBX Bank through two offices in Kitty Hawk and Nags Head. In July 2014 the Company closed its branch located in Suffolk, Virginia.
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
In June 2007, we announced the expansion of mortgage operations through the acquisition of a team of experienced mortgage bankers, and the formation of a division operating as Monarch Mortgage ("MM"). MM originates and sells conventional, FHA, VA and VHDA residential loans and offers additional mortgage products such as construction-permanent loans for the Bank’s loan portfolio. Monarch Mortgage's primary office is in Virginia Beach with additional offices in Alexandria, Chesapeake, Fairfax, Fredericksburg, Midlothian, Norfolk, Newport News, Oakton, Richmond, and Woodbridge, Virginia, Annapolis, Crofton, Dunkirk, Frederick, Greenbelt, Rockville,Towson and Waldorf, Maryland and Charlotte, Kitty Hawk, Mooresville, Nags Head, and Wilmington, North Carolina, and Greenwood, South Carolina.
In July 2007, Monarch Investment, LLC, purchased a 50.01% ownership in Coastal Home Mortgage, LLC, from another bank. This joint venture provides residential loan services through Monarch Mortgage. The 49.99% ownership is shared by two companies involved in commercial and residential construction in the Hampton Roads area.
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

	For the Three Months Ended September 30,
	2014	2013
Net income available to common shareholders (numerator, basic)	$2,807,848	$2,409,674
Weighted average shares outstanding - basic (denominator)	10,635,275	10,464,992
Income per common share—basic	$0.26	$0.23
Net income (numerator, diluted)	$2,807,848	2,409,674
Weighted average shares—diluted (denominator)	10,670,507	10,519,472
Income per common share—diluted	$0.26	$0.23
Dilutive effect-average number of common shares	35,232	54,480
Dilutive effect-average number of shares	35,232	54,480

	For the Nine Months Ended September 30,
	2014	2013
Net income available to common shareholders (numerator, basic)	$8,528,687	$8,934,441
Weighted average shares outstanding - basic (denominator)	10,609,757	10,060,179
Income per common share—basic	$0.80	$0.89
Net income (numerator, diluted)	$8,528,687	8,934,441
Weighted average shares—diluted (denominator)	10,648,289	10,482,651
Income per common share—diluted	$0.80	$0.85
Dilutive effect-average number of common shares	38,532	64,913
Dilutive effect-average number of convertible non-cumulative perpetual preferred, if converted	—	357,559
Dilutive effect-average number of shares	38,532	422,472

 There were no options to purchase common stock excluded from the computation of earnings per common share for the three and nine months ended September 30, 2014 or September 30, 2013.
On November 30, 2009, we issued and sold 800,000 shares of Series B noncumulative convertible perpetual preferred stock ("Series B" or "Series B preferred") at $25.00 per share in a public offering. Each share of Series B preferred was convertible at the option of the shareholder to 3.75 shares of common stock (reflecting a split adjusted original conversion price of $6.67 per share of common stock), subject to some adjustments. The Series B preferred stock also carried a forced conversion option for the Company which could be exercised if for 20 trading days within any period of 30 consecutive trading days, the closing price of common stock exceeded 130% of the then applicable conversion price (split adjusted price $8.67). The Series B preferred stock was also redeemable by the Company, in whole or in part, on or after the third anniversary of the issue date (November 30, 2012) for the liquidation amount of $25.00 per share plus any declared and unpaid dividends. Holders of our Series B preferred stock began exercising their option to convert to common stock in June 2012. On March 8, 2013, the Company force converted all remaining outstanding shares of Series B preferred stock. There were no remaining shares outstanding at September 30, 2014 or 2013. The dilutive impact of these shares is included in the year to date earnings per share calculation at September 30, 2013.
The table below summarizes the conversion activity.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares of Preferred Stock Converted to Common Stock	Total Number of Shares of Common Stock After Conversion	Total Number of Preferred Shares Remaining to Convert	Maximum Number of Post Conversion Whole Shares Remaining That May Yet Be Converted
March 1, 2013 - March 8, 2013	271,020	1,016,312	—	—
February 1, 2013 - February 28, 2013	172,074	645,264	271,020	1,016,325
January 1, 2013 - January 31, 2013	38,029	142,608	443,094	1,661,602
December 1, 2012 - December 31, 2012	6,966	26,121	481,123	1,804,211
November 1, 2012 - November 30, 2012	147,456	552,950	488,089	1,830,333
October 1, 2012 - October 31, 2012	153,355	575,071	635,545	2,383,293
June 1, 2012 - June 30, 2012	30	41,623	788,900	2,958,375

NOTE 4. OTHER COMPREHENSIVE INCOME
The following table presents the changes in accumulated other comprehensive income (loss), by category, net of tax:

	Unrealized Loss on Supplemental Executive's Retirement Plan	Unrealized Gains (Loss) on Securities	Unrealized Loss on Interest Rate Swap	Unrealized Gain on Mutual Fund	Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2014	$(136,741)	$27,792	$(50,237)	$—	$(159,186)
Net change for the quarter ended September 30, 2014	1,287	(27,418)	50,237	5	24,111
Balance at September 30, 2014	$(135,454)	$374	$—	$5	$(135,075)

Balance at December 31, 2013	(139,315)	(133,644)	(146,537)	—	(419,496)
Net change for the nine months ended September 30, 2014	3,861	134,018	146,537	5	284,421
Balance at September 30, 2014	(135,454)	374	—	5	(135,075)

Balance at July 1, 2013	$(141,889)	$(100,451)	$(237,836)	$—	$(480,176)
Net change for the quarter ended September 30, 2013	1,287	28,708	43,803	—	73,798
Balance at September 30, 2013	$(140,602)	$(71,743)	$(194,033)	$—	$(406,378)

Balance at December 31, 2012	$—	$137,847	$(337,869)	$—	$(200,022)
Net change for the nine months ended September 30, 2013	(140,602)	(209,590)	143,836	—	(206,356)
Balance at September 30, 2013	$(140,602)	$(71,743)	$(194,033)	$—	$(406,378)
In the third quarter of 2014 an unrealized gain of $5 on mutual funds related to the Company's Executive Benefits Plan was moved into other comprehensive income (loss). In the second quarter of 2013 an unrealized loss of $143,176, net of tax, associated with a change in the discount rate on the Company's Supplemental Executive's Retirement Plan ("SERP") from 5.85% to 4.50%, was moved into other comprehensive income. Expenses of $1,287 and $3,861 related to the SERP were re-classed out of other comprehensive income into salaries and employee benefits expense in earnings during the third quarter and first nine months ended September 30, 2014. Expenses of $1,287 was re-classed out of accumulated other comprehensive income (loss) into salaries and employee benefits expense in earnings during the third quarter and first nine months ended September 30, 2013.

NOTE 5. INVESTMENT SECURITIES
Securities available-for-sale consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2014
U.S. government agency obligations	$21,895,969	$22,949	$(99,398)	$21,819,520
Mortgage-backed securities	1,332,394	11,403	(5,043)	1,338,754
Municipal securities	1,907,996	81,211	(10,547)	1,978,660
Corporate debt securities	—	—	—	—
	$25,136,359	$115,563	$(114,988)	$25,136,934

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
U.S. government agency obligations	$45,542,209	$1,653	$(197,951)	$45,345,911
Mortgage-backed securities	1,572,910	10,980	(16,729)	1,567,161
Municipal securities	1,912,248	42,080	(45,640)	1,908,688
Corporate debt securities	—	—	—	—
	$49,027,367	$54,713	$(260,320)	$48,821,760
Monarch did not own any held-to-maturity securities at September 30, 2014 or December 31, 2013.
The amortized cost and fair value of securities by contractual maturity date at September 30, 2014 were as follows:

Securities available-for-sale:	Amortized Cost	Fair Value
Due in one year or less	$499,996	$500,085
Due from one to five years	20,495,974	20,426,593
Due from five to ten years	2,316,839	2,342,414
Due after ten years	1,823,550	1,867,842
Total	$25,136,359	$25,136,934

There were thirty investments in our securities portfolio with unrealized losses as of September 30, 2014.

As of September 30, 2014	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency obligations	$9,377,685	$(24,177)	$7,425,515	$(75,221)	$16,803,200	$(99,398)
Mortgage-backed securities	647,519	(5,043)	—	—	647,519	(5,043)
Municipal securities	—	—	508,905	(10,547)	508,905	(10,547)
Total	$10,025,204	$(29,220)	$7,934,420	$(85,768)	$17,959,624	$(114,988)

Sixteen investments have been in a continuous unrealized loss position for more than 12 months. They are as follows:

	Count	Amortized Cost	Fair Value
U.S. government agency obligations	15	$7,500,736	$7,425,515
Mortgage-backed securities	—	—	—
Municipal securities	1	519,452	508,905
Total	16	$8,020,188	$7,934,420

We have the ability to carry these investments to their final maturity. Other-than-temporarily impaired (“OTTI”) guidance for investments states that an impairment is OTTI if any of the following conditions exist: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or, the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). An impaired security identified as OTTI should be separated and losses should be recognized in earnings. These losses are related to changes in the interest rates available for similar securities rather than credit issues with the underlying instruments. We do not intend to sell these securities prior to maturity, at which time the full principal will be recovered. Based on this guidance, there were no securities considered OTTI at September 30, 2014 or December 31, 2013 and there were no losses related to OTTI recognized in accumulated other comprehensive income at September 30, 2014 or December 31, 2013.

NOTE 6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSS
The following table provides a breakdown, by class of our loans held for investment at September 30, 2014 and December 31, 2013.
Loans held for Investment

	September 30, 2014	December 31, 2013
Commercial	$115,699,730	$119,367,962
Real estate
Construction	156,384,871	155,551,690
Residential (1-4 family)	102,190,506	89,846,277
Home equity lines	70,089,706	67,177,011
Multifamily	23,742,264	27,392,561
Commercial	240,699,627	250,178,584
Real estate subtotal	593,106,974	590,146,123
Consumers
Consumer and installment loans	4,544,982	2,911,397
Overdraft protection loans	78,149	71,009
Loans to individuals subtotal	4,623,131	2,982,406
Total gross loans	713,429,835	712,496,491
Unamortized loan costs, net of deferred fees	237,562	174,976
Loans held for investment, net of unearned income	713,667,397	712,671,467
Allowance for loan losses	(8,976,755)	(9,061,369)
Total net loans	$704,690,642	$703,610,098
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
Our loan portfolio is divided into three loan types; commercial, real estate and consumer. Some of these loan types are further broken down into segments. The commercial loan portfolio, which is not broken down further, includes commercial and industrial loans which are usually secured by the assets being financed or other business assets. The real estate portfolio is broken down into construction, residential 1-4 family, home equity lines, multifamily, and commercial real estate loan segments. The consumer loan portfolio is segmented into consumer and installment loans and overdraft protection loans.
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

Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation or sale of the income producing property securing the loan, or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type. This diversity helps reduce our exposure to adverse economic events that could affect any single market or industry. Management monitors and evaluates commercial real estate loans based on purpose, collateral, geography, cash flow, loan to value, and risk grade criteria. As a general rule, we avoid financing special purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At September 30, 2014 approximately 48% and at December 31, 2013, approximately 40% of the outstanding principal balance of our commercial real estate loans portfolio was secured by owner-occupied properties.
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
We designate loans within our loans held for investment portfolio as either “pass” or “watch list” based on nine numerical risk grades which are assigned to the loans. These numeric designations represent, from best to worst: minimal, modest, average, acceptable, acceptable with care, special mention, substandard, doubtful and loss. Special mention, substandard, doubtful and loss risk grades are watch list. A loan risk graded as loss is generally charged-off when identified. A loan risk graded as doubtful is considered watch list and classified as nonaccrual. There were no loans in our portfolio classified as doubtful or loss at September 30, 2014 or December 31, 2013. Special mention loans and substandard loans are considered watch list risk grades and may or may not be classified as nonaccrual, based on current performance. Watch list graded loans or relationships are evaluated individually to determine if all, or a portion, of our investment in the borrower is at risk. If a risk is quantified, a specific loss allowance is assigned to the identified loan or relationship. We evaluate our investment in the borrower using either the present value of expected future cash flows, discounted at the historical effective interest rate of the loan, or for a collateral-dependent loan, the fair value of the underlying collateral.
We evaluate additional risk inherent in our satisfactory risk grade groups through a methodology that looks at these loans on a pool basis by loan segment which is further delineated by purpose. Each segment is assigned an expected loss factor based on a moving average “look-back” at our historical losses for that particular segment. At December 31, 2013 this "look-back" period was four years or sixteen quarters. In 2014, we reexamined our loss history and determined a five year "look back" or twenty quarter history would be a more prudent approach to modeling historical losses. Therefore, at September 30, 2014 we began extending our "look-back" period by one quarter with a goal of twenty quarters or five years by June 2015. The impact on our methodology of this extension of our "look-back" period was minor in the third quarter of 2014. This methodology provides a supportable means of evaluating the potential risk in our portfolio because the delineation by purpose establishes a stronger focus on areas of weakness and strength within the portfolio.
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
The following table segregates our portfolio between pass and watch list loans, delineated by segments, within loan type for September 30, 2014 and December 31, 2013. The "Weighted Average Risk Grade" looks at the dollar value per risk grade within a segment compared to the total value of that segment. All segments fall within the average to acceptable range.

	September 30, 2014
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$112,474,264	$1,640,140	$1,585,326	$115,699,730	3.36
Real estate
Construction	150,007,015	93,404	6,284,452	156,384,871	3.41
Residential (1-4 family)	94,495,884	181,514	7,513,108	102,190,506	3.94
Home equity lines	68,354,064	102,575	1,633,067	70,089,706	4.13
Multifamily	21,525,880	2,216,384	—	23,742,264	3.47
Commercial	232,908,417	1,874,654	5,916,556	240,699,627	3.67
Real estate subtotal	567,291,260	4,468,531	21,347,183	593,106,974	3.70
Consumers
Consumer and installment loans	4,465,908	—	79,074	4,544,982	4.05
Overdraft protection loans	78,149	—	—	78,149	4.63
Loans to individuals subtotal	4,544,057	—	79,074	4,623,131	4.06
Total gross loans	$684,309,581	$6,108,671	$23,011,583	$713,429,835	3.64

	December 31, 2013
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$112,512,939	$12,891	$6,842,132	$119,367,962	3.45
Real estate
Construction	147,478,248	978,247	7,095,195	155,551,690	3.77
Residential (1-4 family)	80,560,400	3,329,470	5,956,407	89,846,277	4.22
Home equity lines	65,790,766	—	1,386,245	67,177,011	4.13
Multifamily	26,078,523	1,005,985	308,053	27,392,561	3.70
Commercial	242,167,855	2,295,326	5,715,403	250,178,584	3.73
Real estate subtotal	562,075,792	7,609,028	20,461,303	590,146,123	3.85
Consumers
Consumer and installment loans	2,823,254	—	88,143	2,911,397	4.10
Overdraft protection loans	71,009	—	—	71,009	4.43
Loans to individuals subtotal	2,894,263	—	88,143	2,982,406	4.11
Total gross loans	$677,482,994	$7,621,919	$27,391,578	$712,496,491	3.79

An aging of our loan portfolio by class as of September 30, 2014 and December 31, 2013 is as follows:

Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Recorded Investment > 90 days and Accruing	Recorded Investment Nonaccrual Loans
September 30, 2014
Commercial	$607,186	$—	$—	$607,186	$115,092,544	$—	$—
Real estate
Construction	605,655	—	—	605,655	155,779,216	—	114,655
Residential (1-4 family)	609,190	—	924,107	1,533,297	100,657,209	242,911	807,770
Home equity lines	224,855	311,440	—	536,295	69,553,411	—	530,690
Multifamily	—	—	—	—	23,742,264	—	—
Commercial	230,994	—	724,447	955,441	239,744,186	—	724,447
Real estate subtotal	1,670,694	311,440	1,648,554	3,630,688	589,476,286	242,911	2,177,562
Consumers
Consumer and installment loans	110,883	—	—	110,883	4,434,099	—	2,156
Overdraft protection loans	2,460	—	—	2,460	75,689	—	—
Loans to individuals subtotal	113,343	—	—	113,343	4,509,788	—	2,156
Total gross loans	$2,391,223	$311,440	$1,648,554	$4,351,217	$709,078,618	$242,911	$2,179,718

December 31, 2013
Commercial	$15,000	$362,103	$—	$377,103	$118,990,859	$—	$—
Real estate
Construction	126,164	—	231,398	357,562	155,194,128	—	357,561
Residential (1-4 family)	2,056,872	12,554	1,151,809	3,221,235	86,625,042	472,052	825,964
Home equity lines	49,338	61,526	—	110,864	67,066,147	—	552,193
Multifamily	—	—	—	—	27,392,561	—	—
Commercial	—	—	—	—	250,178,584	—	—
Real estate subtotal	2,232,374	74,080	1,383,207	3,689,661	586,456,462	472,052	1,735,718
Consumers
Consumer and installment loans	213,666	12,087	—	225,753	2,685,644	—	4,352
Overdraft protection loans	—	—	—	—	71,009	—	—
Loans to individuals subtotal	213,666	12,087	—	225,753	2,756,653	—	4,352
Total gross loans	$2,461,040	$448,270	$1,383,207	$4,292,517	$708,203,974	$472,052	$1,740,070
The column “recorded investment nonaccrual loans”, in the Age Analysis table above, includes nonaccrual loans totaling $2,179,718 and $1,740,070 at September 30, 2014 and December 31, 2013, respectively.

     We currently have seven performing loans classified as restructured loans: two commercial real estate loans totaling $3,248,904, four residential 1-4 family loan totaling $864,654, and one consumer loan for $76,918. At September 30, 2014, all restructured loans are current. We did not restructure any loans in either the third quarter of 2014 or 2013. We have not had any defaults on restructured loans within twelve months of restructuring, during the quarter ended September 30, 2014 or 2013.

Additional information on restructured loans in our portfolio as of September 30, 2014 is as follows:
Troubled Debt Restructurings

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Quarter Ended September 30, 2014	None	—	—
Quarter Ended September 30, 2013	None	—	—
Troubled Debt Restructurings That Subsequently Defaulted

	Number of Contracts	Recorded Investment
Quarter Ended September 30, 2014	None	—
Quarter Ended September 30, 2013	None	—

A summary of the activity in the allowance for loan losses account is as follows:

Allocation of the Allowance for Loan Losses
		Real Estate
September 30, 2014	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for credit losses:
Beginning balance	$1,219,255	$1,978,320	$1,685,502	$2,132,916	$59,586	$1,305,131
Charge-offs	(21,789)	(106,812)	(75,554)	(174,319)	—	—
Recoveries	94,600	73,092	27,117	99,051	—	—
Provision	(444,084)	36,766	706,116	(113,064)	14,015	28,763
Ending balance	$847,982	$1,981,366	$2,343,181	$1,944,584	$73,601	$1,333,894

Individually evaluated for impairment	$316,211	$699,436	$1,221,260	$541,616	$—	$525,373
Collectively evaluated for impairment	531,771	1,281,930	1,121,921	1,402,968	73,601	808,521
Financing receivables:
Ending balance	$115,699,730	$156,384,871	$102,190,506	$70,089,706	$23,742,264	$240,699,627
Ending balance: individually evaluated for impairment	1,585,326	6,284,452	7,349,347	1,633,067	—	6,306,915
Ending balance: collectively evaluated for impairment	$114,114,404	$150,100,419	$94,841,159	$68,456,639	$23,742,264	$234,392,712

	Consumers
	Consumer and Installment loans	Overdraft Protection	Unallocated	Total
Allowance for credit losses:
Beginning balance	$99,271	$688	$580,700	$9,061,369
Charge-offs	—	—	—	(378,474)
Recoveries	—	—	—	293,860
Provision	(1,082)	(462)	(226,968)	—
Ending balance	$98,189	$226	$353,732	$8,976,755

Individually evaluated for impairment	$76,918	$—	$—	$3,380,814
Collectively evaluated for impairment	21,271	226	353,732	5,595,941
Financing receivables:
Ending balance	$4,544,982	$78,149	$—	$713,429,835
Ending balance: individually evaluated for impairment	79,074	—	—	23,238,181
Ending balance: collectively evaluated for impairment	$4,465,908	$78,149	$—	$690,191,654

		Real Estate
December 31, 2013	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for credit losses:
Beginning balance	$1,749,641	$2,360,707	$1,545,315	$1,402,448	$290,532	$2,882,398
Charge-offs	(2,468,074)	—	(148,766)	(582,480)	—	—
Recoveries	175,991	1,039,591	39,607	98,067	—	20,000
Provision	1,761,697	(1,421,978)	249,346	1,214,881	(230,946)	(1,597,267)
Ending balance	$1,219,255	$1,978,320	$1,685,502	$2,132,916	$59,586	$1,305,131

Individually evaluated for impairment	$712,699	$736,248	$274,259	$510,118	$—	$616,393
Collectively evaluated for impairment	506,556	1,242,072	1,411,243	1,622,798	59,586	688,738
Financing receivables:
Ending balance	$119,367,962	$155,551,690	$89,846,277	$67,177,011	$27,392,561	$250,178,584
Ending balance: individually evaluated for impairment	6,842,132	7,095,195	5,956,407	1,386,245	308,053	5,715,403
Ending balance: collectively evaluated for impairment	$112,525,830	148,456,495	$83,889,870	$65,790,766	$27,084,508	$244,463,181

	Consumers
	Consumer and Installment loans	Overdraft Protection	Unallocated	Total
Allowance for credit losses:
Beginning balance	$55,192	$501	$623,266	$10,910,000
Charge-offs	(22,759)	(416)	—	(3,222,495)
Recoveries	587	21	—	1,373,864
Provision	66,251	582	(42,566)	—
Ending balance	$99,271	$688	$580,700	$9,061,369

Individually evaluated for impairment	$83,792	$—	—	$2,933,509
Collectively evaluated for impairment	15,479	688	580,700	6,127,860
Financing receivables:
Ending balance	$2,911,397	$71,009	$—	$712,496,491
Ending balance: individually evaluated for impairment	88,143	—	—	27,391,578
Ending balance: collectively evaluated for impairment	$2,823,254	$71,009	$—	$685,104,913
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

The following table sets forth our impaired loans at September 30, 2014 and December 31, 2013.

Impaired Loans
	With No Related Allowance
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
September 30, 2014
Commercial	$17,394	$17,394	$24,739	$1,159
Real estate
Construction	4,038,491	4,038,491	4,053,869	167,767
Residential (1-4 family)	2,581,684	2,725,831	2,884,099	105,397
Home equity lines	895,951	964,159	895,067	10,985
Multifamily	—	—	—	—
Commercial	3,905,700	3,909,354	4,782,792	169,930
Consumers
Consumer and installment loans	2,156	3,713	3,340	—
Overdraft protection loans	—	—	—	—
Total	$11,441,376	$11,658,942	$12,643,906	$455,238
December 31, 2013
Commercial	$776,894	$776,894	$773,156	$62,141
Real estate
Construction	4,790,328	4,790,328	5,211,772	287,107
Residential (1-4 family)	4,800,479	5,057,318	4,968,002	230,432
Home equity lines	666,794	714,083	714,644	4,062
Multifamily	308,053	308,053	325,385	21,972
Commercial	2,725,290	2,725,290	3,066,767	216,296
Consumers
Consumer and installment loans	4,351	5,543	10,700	—
Overdraft protection loans	—	—	—	—
Total	$14,072,189	$14,377,509	$15,070,426	$822,010

	With Related Allowance
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2014
Commercial	$1,567,932	$1,567,932	$316,211	$1,612,468	$76,938
Real estate
Construction	2,245,961	2,264,404	699,436	2,172,294	83,958
Residential (1-4 family)	4,767,663	4,778,913	1,221,260	5,018,772	201,651
Home equity lines	737,116	737,116	541,616	739,297	26,552
Multifamily	—	—	—	—	—
Commercial	2,401,215	2,401,215	525,373	2,423,911	94,088
Consumers
Consumer and installment loans	76,918	76,918	76,918	80,837	2,126
Overdraft protection loans	—	—	—	—	—
Total	$11,796,805	$11,826,498	$3,380,814	$12,047,579	$485,313
December 31, 2013
Commercial	$6,065,238	$6,065,238	$712,699	$7,909,717	$516,400
Real estate
Construction	2,304,867	2,336,216	736,248	2,336,327	108,594
Residential (1-4 family)	1,155,928	1,161,148	274,259	1,036,338	47,930
Home equity lines	719,451	719,451	510,118	720,206	41,035
Multifamily	—	—	—	—	—
Commercial	2,990,113	2,990,113	616,393	3,097,242	443,415
Consumers
Consumer and installment loans	83,792	83,792	83,792	11,124	472
Overdraft protection loans	—	—	—	—	—
Total	$13,319,389	$13,355,958	$2,933,509	$15,110,954	$1,157,846

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

The following table presents our assets and liabilities related to continuing operations, which are measured at fair value on a recurring basis for each of the fair value hierarchy levels, as of September 30, 2014 and December 31, 2013:

	Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Assets at September 30, 2014
Investment securities—available for sale
U.S. government agency obligations	$21,819,520	$—	$21,819,520	$—
Mortgage-backed securities	1,338,754	—	1,338,754	—
Municipal securities	1,978,660	—	1,978,660	—
Loans held for sale	138,589,610	—	138,589,610	—
Interest rate lock commitments	847,652	—	847,652	—
Derivative financial asset	1,804,751	—	1,804,751	—
Liabilities at September 30, 2014
Derivative financial liability	2,238,532	—	2,238,532	—
Assets at December 31, 2013
Investment securities—available for sale
U.S. government agency obligations	$45,345,911	$—	$45,345,911	$—
Mortgage-backed securities	1,567,161	—	1,567,161	—
Municipal securities	1,908,688	—	1,908,688	—
Corporate debt securities	—	—	—	—
Loans held for sale	99,717,785	—	99,717,785	—
Liabilities at December 31, 2013
Derivative financial liability	225,442	—	225,442	—

The following table provides quantitative disclosures about the fair value measurements of our assets related to continuing operations which are measured at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013.

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2014
Real estate owned	$767,285	$—	$—	$767,285
Restructured and impaired loans, net	8,415,991	—	—	8,415,991
At December 31, 2013
Real estate owned	$301,963	$—	$—	$301,963
Restructured and impaired loans, net	10,385,880	—	—	10,385,880

The following table displays quantitative information about Level 3 Fair Value Measurements for September 30, 2014 and December 31, 2013.

	Fair Value Measurement at September 30, 2014
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Commercial	$1,251,721	Market comparables	Discount applied to market comparables (1)	31%
Real Estate
Construction	1,546,525	Market comparables	Discount applied to market comparables (1)	43%
Residential (1-4 family)	3,546,403	Market comparables	Discount applied to market comparables (1)	25%
Home equity lines	195,500	Market comparables	Discount applied to market comparables (1)	23%
Multifamily	—	Market comparables	Discount applied to market comparables (1)	—%
Commercial	1,875,842	Market comparables	Discount applied to market comparables (1)	22%
Consumer
Consumer and installment loans	—	Market comparables	Discount applied to market comparables (1)	100%
Total restructures and impaired loans	$8,415,991
Real estate owned	$767,285	Market comparables	Discount applied to market comparables (1)	80%

	Fair Value Measurement at December 31, 2013
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Commercial	$5,352,539	Market comparables	Discount applied to market comparables (1)	18%
Real Estate
Construction	1,568,619	Market comparables	Discount applied to market comparables (1)	44%
Residential (1-4 family)	881,669	Market comparables	Discount applied to market comparables (1)	40%
Home equity lines	209,333	Market comparables	Discount applied to market comparables (1)	26%
Multifamily	—	Market comparables	Discount applied to market comparables (1)	—%
Commercial	2,373,720	Market comparables	Discount applied to market comparables (1)	19%
Consumer
Consumer and installment loans	—	Market comparables	Discount applied to market comparables (1)	100%
Total restructures and impaired loans	$10,385,880
Real estate owned	$301,963	Market comparables	Discount applied to market comparables (1)	11%
(1) A discount percentage is applied based on age of independent appraisals, current market conditions, and experience within the local markets.
For the three months ended September 30, 2014 we recorded a gain of $9,042 and for the nine months ended September 30, 2014 we recorded a net loss of $24,221, on the sale of other real estate owned. For the three and nine months ended September 30, 2013 there were no gains or losses to report on the sale of other real estate owned. Gains or losses on sale of other real estate owned are included in foreclosed property expense.
At the time a loan secured by real estate becomes real estate owned, we record the property at fair value net of estimated selling costs. Upon foreclosure and through liquidation, we evaluate the property’s fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. No valuation adjustments related to other real estate owned were recorded in the three and nine months ended September 30, 2014 or 2013. Adjustments, when necessary, are included in foreclosed property expense.
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
Interest rate lock commitments ("IRLC") are recorded at fair value, which is based on estimated future receipts net of estimated future expenses when the underlying loan is sold on the secondary market, using observable Level 2 market inputs, reflecting current market inputs as of the measurement date.
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
Derivative financial instruments are recorded at fair value using observable Level 2 market inputs related to:
•Loans held for sale forward sales commitments are recorded at their fair value based on the estimated number of days remaining in the IRLC at the measurement date and expected return from the secondary market. Forward mortgage loan sales commitments are recorded at their fair value based on the gain or loss that would occur if the loan were paired off with an investor at measurement date. A derivative asset of $1,804,751 and a derivative liability of $2,238,532 related to loans held for sale were recorded at September 30, 2014. No derivative assets or liabilities related to loans held for sale were recorded at December 31, 2013.
•A rate swap on Trust Preferred stock was recorded at fair value based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the December 31, 2013. This rate swap matured on September 30, 2014 so no valuation was recorded for that date. At December 31, 2013 standard valuation techniques were used to calculate the present value of the future expected cash flows assuming an orderly transaction. Level 2 inputs for the valuations were limited to observable market prices for London Interbank Offered Rate (LIBOR) observable market prices for LIBOR swap rates, and three month LIBOR basis spreads at commonly quoted intervals. At December 31, 2013 our derivative financial liability consisted of an interest rate swap that qualified as a cash flow hedge which had an unrealized loss of $225,442 at December 31, 2013.
Real Estate Owned is carried at the fair value less estimated selling costs. Upon foreclosure and through liquidation, we evaluate the property's fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value less selling costs. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Fair value is determined through an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data (Level 2). When evaluating fair value, management may discount the appraisal further if, based on their understanding of the market conditions, it is determined the collateral is further impaired below the appraisal value (Level 3). Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. We did not record any losses due to valuation adjustments for the three and nine months ended September 30, 2014. We recorded $0 losses due to valuation adjustments on real estate owned within foreclosed property expense in the year ended December 31, 2013.

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
Fair Value of Financial Instruments
The following table presents the carrying amounts and fair value of our financial instruments at September 30, 2014 and December 31, 2013. GAAP defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than through a forced or liquidation sale for purposes of this disclosure. The carrying amounts in the table are included in the balance sheet under the indicated captions.

		Fair Value Measurements at September 30, 2014 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3	Balance
Assets
Cash and cash equivalents	$83,227,826	$83,227,826	$—	$—	$83,227,826
Investment securities available for sale	25,136,934	—	25,136,934	—	25,136,934
Loans held for sale	138,589,610	—	138,589,610	—	138,589,610
Loans held for investment (net)	704,690,642	—	—	717,585,357	717,585,357
Accrued interest receivable	2,064,611	—	2,064,611	—	2,064,611
Restricted equity securities	3,179,450	—	3,179,450	—	3,179,450
Bank owned life insurance	9,587,512	—	9,587,512	—	9,587,512
Interest rate lock commitments	847,652	—	847,652	—	847,652
Derivative financial assets	1,804,751	—	1,804,751	—	1,804,751
Liabilities
Deposits	$884,773,440	$—	$881,577,786	$—	$881,577,786
Borrowings	11,100,495	—	11,146,996	—	11,146,996
Accrued interest payable	186,905	—	186,905	—	186,905
Derivative financial liabilities	2,238,532	—	2,238,532	—	2,238,532

		Fair Value Measurements at December 31, 2013 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3	Balance
Assets
Cash and cash equivalents	$104,911,322	$104,911,322	$—	$—	$104,911,322
Investment securities available for sale	48,821,760	—	48,821,760	—	48,821,760
Loans held for sale	99,717,785	—	99,717,785	—	99,717,785
Loans held for investment (net)	703,610,098	—	—	716,133,189	716,133,189
Accrued interest receivable	2,152,132	—	2,152,132	—	2,152,132
Restricted equity securities	3,683,250	—	3,683,250	—	3,683,250
Bank owned life insurance	7,409,436	—	7,409,436	—	7,409,436
Liabilities
Deposits	$893,118,490	$—	$889,702,779	$—	$889,702,779
Borrowings	11,175,485	—	11,259,958	—	11,259,958
Accrued interest payable	58,404	—	58,404	—	58,404
Derivative financial liability	225,442	—	225,442	—	225,442

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
As of September 30, 2014, 206,957 shares were available for grants under the predecessor plans. A total of 511,110 shares are subject to outstanding awards under the 2006EIP and 1999ISO, including 105,600 stock options and 405,510 shares of non-

vested restricted stock. The stock options outstanding as of September 30, 2014 have a weighted average exercise price of $7.84 and a weighted average remaining term of 12 months and are fully vested. Restricted stock typically vests over a 60 month period. Total compensation costs are recognized over the service period to vesting.
No additional options were granted in the periods covered. There were 15,472 and 40,928 in options exercised in the third quarter and first nine months of 2014. No options on shares were forfeited in the third quarter and first nine months of 2014.
Compensation expense related to our restricted stock totaled $198,810 and $617,859 in the third quarter and first nine months of 2014. Remaining vesting periods are between 3 and 51 months with unrecognized remaining compensation expense of $1,723,086. We issued 0 and 87,750 shares of restricted stock in the third quarter and first nine months of 2014. No shares vested and 0 and 5,000 shares were forfeited in the third quarter and first nine months of 2014.
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
Funding for retail mortgage banking services' loans held for sale (LHFS) portfolio is provided by community banking services. The outstanding LHFS balance and related interest earned for the bank's interim holding period of these loans is recorded in the community banking segment. This interim interest income was $1,442,668 and $3,489,898 in the third quarter and first nine months of 2014, respectively. In the third quarter and first nine months of 2013 interim interest income was $1,423,852 and $5,931,116, respectively. In the event of early payment default, Monarch has recorded a reserve for loan repurchases which totaled $2,870,171 at September 30, 2014 and $3,171,891 at December 31, 2013. Our reserve for loan repurchases is not a part of our loan loss reserve and is carried in other liabilities. This reserve, which is an estimate of the potential for losses based on investor contracts, is not an indication that losses will occur and is periodically analyzed and adjusted through income.
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
Segment information for the three and nine months ended September 30, 2014 and 2013 is shown in the following tables.

Selected Financial Information

	Commercial and Other Banking	Mortgage Banking Operations	Inter-segment Eliminations	Total
Quarter Ended September 30, 2014
Income:
Interest income	$10,472,394	$166,408	$—	$10,638,802
Non-interest income	1,441,622	16,657,849	(200,537)	17,898,934
Total operating income	11,914,016	16,824,257	(200,537)	28,537,736
Expenses:
Interest expense	(927,677)	—	—	(927,677)
Provision for loan losses	—	—	—	—
Personnel expense	(3,710,707)	(11,900,762)	(7,666)	(15,619,135)
Other non-interest expenses	(3,516,009)	(4,193,950)	208,203	(7,501,756)
Total operating expenses	(8,154,393)	(16,094,712)	200,537	(24,048,568)
Income before income taxes	3,759,623	729,545	—	4,489,168
Provision for income taxes	(1,366,280)	(269,160)	—	(1,635,440)
Less: Net income attributable to non-controlling interests	(10,221)	(35,659)	—	(45,880)
Net income attributable to Monarch Financial Holdings, Inc.	$2,383,122	$424,726	$—	$2,807,848

Quarter Ended September 30, 2013
Income:
Interest income	$10,665,197	$176,646	$—	$10,841,843
Non-interest income	1,332,452	15,657,242	(314,621)	16,675,073
Total operating income	11,997,649	15,833,888	(314,621)	27,516,916
Expenses:
Interest expense	(1,121,031)	—	—	(1,121,031)
Provision for loan losses	—	—	—	—
Personnel expense	(3,328,368)	(11,625,698)	(5,701)	(14,959,767)
Other non-interest expenses	(2,935,479)	(4,740,037)	320,322	(7,355,194)
Total operating expenses	(7,384,878)	(16,365,735)	314,621	(23,435,992)
Income before income taxes	4,612,771	(531,847)	—	4,080,924
Provision for income taxes	(1,598,751)	183,054	—	(1,415,697)
Less: Net income attributable to non-controlling interests	(7,669)	(247,884)	—	(255,553)
Net income attributable to Monarch Financial Holdings, Inc.	$3,006,351	$(596,677)	$—	$2,409,674

	Commercial and Other Banking	Mortgage Banking Operations	Inter-segment Eliminations	Total
Nine Months Ended September 30, 2014
Income:
Interest income	$31,196,313	$433,564	$—	$31,629,877
Non-interest income	3,967,647	46,229,239	(490,428)	49,706,458
Total operating income	35,163,960	46,662,803	(490,428)	81,336,335
Expenses:
Interest expense	(2,875,675)	—	—	(2,875,675)
Provision for loan losses	—	—	—	—
Personnel expense	(11,313,464)	(31,838,092)	(12,572)	(43,164,128)
Other non-interest expenses	(10,831,510)	(11,381,870)	503,000	(21,710,380)
Total operating expenses	(25,020,649)	(43,219,962)	490,428	(67,750,183)
Income before income taxes	10,143,311	3,442,841	—	13,586,152
Provision for income taxes	(3,639,023)	(1,235,157)	—	(4,874,180)
Less: Net income attributable to non-controlling interests	(16,762)	(166,523)	—	(183,285)
Net income attributable to Monarch Financial Holdings, Inc.	$6,487,526	$2,041,161	$—	$8,528,687

Nine Months Ended September 30, 2013
Income:
Interest income	$33,002,749	$668,451	$—	$33,671,200
Non-interest income	4,355,342	52,395,566	(1,220,546)	55,530,362
Total operating income	37,358,091	53,064,017	(1,220,546)	89,201,562
Expenses:
Interest expense	(3,742,636)	—	—	(3,742,636)
Provision for loan losses	—	—	—	—
Personnel expense	(10,316,561)	(38,084,017)	(36,315)	(48,436,893)
Other non-interest expenses	(8,429,378)	(14,739,056)	1,256,861	(21,911,573)
Total operating expenses	(22,488,575)	(52,823,073)	1,220,546	(74,091,102)
Income before income taxes	14,869,516	240,944	—	15,110,460
Provision for income taxes	(5,123,994)	(83,029)	—	(5,207,023)
Less: Net income attributable to non-controlling interests	(48,487)	(920,509)	—	(968,996)
Net income attributable to Monarch Financial Holdings, Inc.	$9,697,035	$(762,594)	$—	$8,934,441

Segment Assets
September 30, 2014	$1,016,322,436	$16,917,258	$(13,997,361)	$1,019,242,333
December 31, 2013	$1,015,770,066	$11,991,775	$(11,061,181)	$1,016,700,660

Capital Expenditures
September 30, 2014	$3,422,825	$239,282	$—	$3,662,107
December 31, 2013	$2,840,451	$3,054,460	$—	$5,894,911

NOTE 10. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets with indefinite lives are recorded at cost and are reviewed at least annually for impairment based on evidence of certain impairment indicators. Intangible assets with identifiable lives are amortized over their estimated useful lives. The were no intangible assets at September 30, 2014.
Information concerning goodwill and intangible assets is presented in the following table:

	September 30, 2014	December 31, 2013
Amortizable intangible assets	$1,250,000	$1,250,000
Accumulated amortization—intangible assets	(1,250,000)	(1,145,833)
Amortizable intangible assets, net	$—	$104,167
Goodwill	$775,000	$775,000

Intangible assets and goodwill are related the acquisition of a Maryland mortgage office plus certain other mortgage related assets in August 2007. Amortization expense for intangible assets totaled $14,881 and $104,167 for the three and nine month periods ending September 30, 2014 and $44,643 and $133,929 for the three and nine months periods ending September 30, 2013.

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
On July 29, 2009 we entered into an interest rate swap agreement with PNC Bank (PNC) of Pittsburgh, PA, for our $10 million Trust preferred borrowing, which carries a floating interest rate of 90 day London Interbank Offered Rate (LIBOR) plus 160 basis points. The terms of this hedge allowed us to mitigate our exposure to interest-rate fluctuations by swapping our floating rate obligation for a fixed rate obligation. The notional amount of the swap agreement was $10 million, and had an expiration date of September 30, 2014. Under the terms of the agreement, at the end of each quarter we swapped our floating rate for a fixed rate of 3.26%. Including the additional 160 basis points, the effective fixed rate of interest cost was 4.86% on our $10 million Trust Preferred borrowings.
The fixed-rate payment feature of this swap was structured to mirror the provisions of the hedged borrowing agreement. This swap qualified as a cash flow hedge and the underlying liability was carried at fair value in other liabilities, with the changes in fair value of the instrument included in Stockholders’ Equity in accumulated other comprehensive income. This swap expired on September 30, 2014 and was not renewed.
In August 2014 we began participating in a mandatory delivery program for mortgage loans. Under the mandatory delivery program we committed to deliver a block of loans to an investor at a preset cost prior to the close of such loans. This differs from a best efforts delivery which sets the cost to the investor on a loan by loan basis. Mandatory delivery creates a higher level of risk for us but is not binding to the client. Our client could decide, at any time between the time of the rate lock and the actual closing on their mortgage loan, not to proceed with the commitment. There is a higher occurrence of this during periods of volatility.
To mitigate this risk, we pair the rate lock commitment with the sale of a notional security bearing similar attributes. At the time the loan is delivered to the investor, matched securities are repurchased. Gains or losses associated with this pairing are recorded in mortgage banking income on our income statement as incurred. Our Board approved mandatory delivery policy only allows us to commit $50 million to the program at any given time. We utilize the services of Optimal Blue to help monitor and manage our rate lock activities in this program. We reported a gain related to our mandatory delivery program in the third quarter and first nine months of 2014 of $438 thousand. We did not participate in mandatory delivery in 2013.

NOTE 12. SUBSEQUENT EVENT
On October 23, 2014, we announced that the Board of Monarch Financial Holdings, Inc., had approved a quarterly common stock cash dividend. The quarterly cash dividend is $0.08 per share for common shareholders of record on November 10, 2014, payable on November 28, 2014.

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
Derivative Financial Instruments
We use derivatives to manage risks related to interest rate movements. Interest rate swap contracts designated and qualifying as cash flow hedges are reported at fair value. The gain or loss on the effective portion of the hedge initially is included as a component of other comprehensive income and is subsequently reclassified into earnings when interest on the related debt is paid. We document our risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. Our interest rate risk management strategy is to stabilize cash flow requirements by maintaining interest rate swap contracts to convert variable-rate debt to a fixed rate. At September 30, 2014 we did not hold any interest rate swap contracts and at December 31, 2013 we held one interest rate swap contract. We do not hold or issue derivative financial instruments for trading purposes.
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
Periodically, we participate in a “mandatory” delivery program for mortgage loans. Under the mandatory delivery system, loans with interest rate locks are paired with the sale of a notional security bearing similar attributes. Interim income or loss on the pairing of the loans and securities is recorded in mortgage banking income on our income statement. In addition, at the time the loan is delivered to an investor, matched securities are repurchased and a gain or loss on the pairing is recorded in mortgage banking income on our income statement. Management has elected to limit our exposure to this form of delivery to $50 million in outstanding loans. We were participating in the mandatory delivery program at September 30, 2014, but were not participating in the mandatory delivery program at December 31, 2013.
Fair Value Measurements
Under GAAP we are permitted to choose or required to measure many financial instruments and certain other items at fair value. The estimation of fair value is significant to certain assets, including loans held-for-sale, available-for-sale securities, and foreclosed real estate owned. These assets are recorded at fair value or lower of cost or fair value, as applicable. The fair values of loans held-for-sale are based on commitments from investors. The fair values of available-for-sale securities are based on published market or dealer quotes for similar securities. The fair values of rate lock commitments are based on net fees currently charged to enter into similar agreements. The fair value of foreclosed real estate owned is estimated based on current appraisals, but may be further adjusted based upon our evaluation of the fair value of similar properties.
Fair values can be volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, and market conditions, among others. Since these factors can change significantly and rapidly, fair values are difficult to predict and subject to material changes that could impact our financial condition and results of operation.

RESULTS OF OPERATIONS
Net Income
Our consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, after all significant inter-company transactions have been eliminated. Net income attributable to our non-controlling interests of $46 thousand and $256 thousand are deducted for the quarters ended, and $183 thousand and $969 thousand, respectively, for the nine months ended September 30, 2014 and 2013, to arrive at net income attributable to Monarch Financial Holdings, Inc. The ensuing references and ratios are related to net income attributable to Monarch Financial Holdings, Inc., (hereon referred to as "net income") after net income attributable to non-controlling interests has been deducted.
Net Income Attributable to Monarch Financial Holdings, Inc.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$2,853,728	$2,665,227	$8,711,972	$9,903,437
Less: Net income attributable to non-controlling interests	(45,880)	(255,553)	(183,285)	(968,996)
Net income attributable to Monarch Financial Holdings, Inc.	$2,807,848	$2,409,674	$8,528,687	$8,934,441

Net income for the quarter ended September 30, 2014 was $2.8 million, an increase of $398 thousand or 16.5% over the same quarter in 2013. Net income for the first nine months of 2014 was $8.5 million, a decrease of $406 thousand or 4.5% compared to 2013. Basic and diluted earnings per share for the third quarter of 2014 and 2013 were $0.26 and $0.23, respectively. Basic and diluted earnings per share were $0.80 for the first nine months of 2014 while basic earnings per share were $0.89 in the first nine months of 2013 and diluted earnings per share were $0.85.
Two important and commonly used measures of profitability are return on assets (net income as a percentage of average total assets) and return on equity (net income as a percentage of average stockholders’ equity). Our annualized return on assets (“ROA”) for the three months ended September 30, 2014 was 1.11% compared to 0.94% for the same respective period in 2013. Year to date, our ROA was 1.15% in 2014 compared to 1.14% in 2013. Our annualized return on equity (“ROE”) for the third quarter of 2014 was 10.72% compared to 10.18% in 2013, while ROE for the first nine months of 2014 was 11.27% compared to 13.07%, one year prior.
Net interest income declined marginally in the third quarter of 2014 compared to 2013. In the first nine months of 2014 compared to 2013 net interest income declined $1.2 million or 3.9%. Non-interest income increased $1.2 million or 7.3% in the third quarter of 2014 but declined $5.8 million or 10.5% in the first nine months of 2014 compared to 2013. Non-interest expense increased $806 thousand or 3.6% in the third quarter but declined $5.5 million or 7.8% in the first nine months of 2014 compared to 2013. Lower interest income on loans held for investment marginally outpaced the decline in interest expense in the third quarter of 2014 compared to 2013, while growth in mortgage banking and investment and insurance income more than offset the increase in non-interest expense for the same period. Year to date, lower production in our mortgage loans held for sale has impacted both interest income and non-interest income as well as non-interest expense. Specific areas impacted by lower production were interest on mortgage loans held for sales, earnings on loan production and commission expenses on the loans.
Our provision for loan losses in all periods presented was zero. We reported net charge offs of $93 thousand in the third quarter of 2014 and $84 thousand in the first nine months of 2014. We reported net charge offs of $92 thousand in the third quarter of 2013 and recoveries in excess of charge offs of $318 thousand in the first nine months of 2013.
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
Net interest income was $9.7 million in both the third quarter of 2014 and 2013. Year to date, net interest income was $28.8 million compared to $29.9 million, one year prior. Interest income, which was $10.6 million in the third quarter of 2014, declined $203 thousand when compared to the same quarter of 2013. Interest expense was $928 thousand in 2014 compared to $1.1 million in the third quarter of 2013, a reduction of $193 thousand. Year to date, interest income was $31.6 million compared to $33.7 million, a decline of $2.1 million and interest expense was $2.9 million a decline of $867 thousand from one year prior.
Our greatest earning assets are loans which are comprised of two major portfolio classifications: mortgage loans held for sale and loans held for investment. Strong competition in the third quarter for loans classified as held for investment hampered loan growth and when coupled with related margin compression resulted in a $234 thousand period over period decline in interest income. Average volume in the third quarter of 2014 only increased $3.3 million over third quarter 2013 while the yield on these loans declined 15 basis points from 5.31% to 5.16%. Conversely, the decline in interest income noted in the first nine months of 2014 compared to 2013 is attributable to decreased earnings on mortgage loans held for sale. Annualized yield for the first nine months for mortgage loans held for sale increased 63 basis points to 4.28%, however, average volume declined 50% resulting in reduced interest income.
Loans held for investment are commercial, real estate, and consumer loans originated and maintained on the Bank's books. Although, interest income on our loans held for investment portfolio for the third quarter of 2014 decreased $234 thousand, year to date, interest income increased $319 thousand to $27.6 million. Year to date interest yield has increased 5 basis points to 5.29%. Market competition is strong, creating downward pressure on loan pricing which is impacting earnings in the third quarter. During the first quarter of 2014, we took an interest adjustment of $417 thousand related to the payoff of a loan we had purchased at a discount which had a positive impact on yield.
Mortgage loans held for sale, which are residential mortgages originated by our mortgage division and sold to investors, earn interest while on our books but at rates typically lower than our loans held for investment portfolio. This portfolio is also subject to greater fluctuations in outstanding balances due to a combination of market demand, economic conditions and the prevailing mortgage rates. Interest income on our loans held for sale was $1.4 million in both the third quarter of 2014 and 2013 while yield increased 1 basis point to 4.14%. Year to date interest on our loans held for sale declined $2.4 million to $3.5 million when compared to $5.9 million in interest income in 2013. Average volume in the third quarter of 2014 compared to 2013 increased $1.7 million while average volume year to date is $108.3 million less than 2013 levels of $217.2 million.
Interest expense declined $193 thousand in the quarter and $867 thousand in the first nine months of 2014 compared to 2013, driven by interest savings on our time deposit accounts coupled with lower borrowing expense. Average interest bearing liabilities declined $25.7 million in the third quarter of 2014 due to a $47.1 million decline in average time deposits which was partially offset by a $17.9 million increase in average money market deposits. Additional cost savings were the result of rate modifications to our money market savings products. Year to date, average interest bearing liabilities declined $71.4 million primarily due to a $65.4 million decline in time deposits but secondarily due to a $35.7 million decline in borrowings. As with the third quarter, average money market savings accounts have increased $28.8 million in the first nine months of 2014 compared to 2013. Growth in our non-interest bearing demand accounts and lower volume in our loans held for sale portfolio have temporarily reduced the need for short term borrowings. The decline in time deposit balances resulted in interest savings of $153 thousand in the quarter and $481 thousand, year to date. Reduced borrowing levels resulted in interest expense savings of only $3 thousand in the quarter but $300 thousand in the first nine months of 2014. Interest expense on money market savings accounts declined $37 thousand in the quarter and $75 thousand year to date despite higher volume. Interest cost declined 10 basis points in both the quarter and year to date.
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
Our net interest rate spread on a tax-equivalent basis increased 9 basis points in the quarter to 4.01% and 18 basis points to 4.03% in the first nine months of 2014 compared to 2013. Our net interest margin for the third quarter and first nine months of

2014 was 4.18% and 4.21%, respectively. This represents an increase over 2013 of 6 basis points quarter over quarter and 17 basis points year to date from 4.21% and 4.04%.
Bank Owned Life Insurance (BOLI) has been included in interest earning assets. We purchased $6.0 million in BOLI during the fourth quarter of 2005. We purchased an additional $2.0 million in BOLI during the third quarter of 2014. The income on BOLI is not subject to federal income tax, giving it a tax-effective yield of 4.53% for the third quarter and 4.74% in the first nine months of 2014 compared to 5.04% and 5.03% for the same respective periods in 2013.
In July 2006, we increased capital through the issuance of $10,000,000 in trust preferred securities. These securities are treated as subordinated debt and have been included in borrowings. The cost on trust preferred securities was fixed at 4.86% through September 30, 2014. In June 2012, we added a short term holding company loan from PNC Bank for $5.0 million. We repaid this line June 7, 2013. The line, which qualified as Tier 1 capital for the Bank, was carried in short term borrowings.
The following tables set forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and the related income, expense and corresponding weighted average yields and costs.

The following is an analysis of net interest income, on a taxable equivalent basis.

NET INTEREST INCOME ANALYSIS

	For Three Months Period Ended September 30, 2014			For Three Months Period Ended September 30, 2013
	Average Balance	Income/ Expense	Yield Rate (1)	Average Balance	Income/ Expense	Yield Rate (1)
ASSETS
Securities, at amortized cost (2)	$23,211,372	$95,911	1.64%	$16,842,686	$60,565	1.43%
Loans, held for investment, net	693,219,854	9,007,543	5.16%	689,867,758	9,241,660	5.31%
Mortgage loans, held for sale	138,382,377	1,442,668	4.14%	136,660,031	1,423,852	4.13%
Federal funds sold	25,859,608	15,313	0.23%	75,204,091	43,210	0.23%
Dividend-earning restricted equity securities	3,172,556	21,000	2.63%	3,763,395	66,500	7.01%
Deposits in other banks	38,305,039	61,609	0.64%	16,918,082	11,307	0.27%
Bank owned life insurance (2)	8,269,389	94,457	4.53%	7,319,230	92,923	5.04%
Total earning assets	930,420,195	10,738,501	4.58%	946,575,273	10,940,017	4.59%
Less: Allowance for loan losses	(9,114,958)			(11,304,939)
Nonperforming loans	7,917,090			2,863,733
Total non-earning assets	70,135,781			75,697,899
Total assets	$999,358,108			$1,013,831,966
LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Demand	$48,948,535	$18,762	0.15%	$47,782,171	$21,053	0.17%
Savings	24,495,143	25,264	0.41%	22,170,183	22,722	0.41%
Money market savings	371,549,289	334,327	0.36%	353,607,763	371,421	0.42%
Time deposits	185,957,542	411,359	0.88%	233,026,748	564,662	0.96%
Total interest-bearing deposits	630,950,509	789,712	0.50%	656,586,865	979,858	0.59%
Borrowings	11,124,134	137,965	4.92%	11,257,812	141,173	4.98%
Total interest-bearing liabilities	642,074,643	$927,677	0.57%	667,844,677	$1,121,031	0.67%
Non-interest-bearing liabilities
Demand deposits	237,029,155			225,965,672
Other non-interest-bearing liabilities	16,346,661			26,063,800
Total liabilities	895,450,459			919,874,149
Stockholders’ equity	103,907,649			93,957,817
Total liabilities and stockholders’ equity	$999,358,108			$1,013,831,966
Net interest income (2)		$9,810,824			$9,818,986
Interest rate spread (2)(3)			4.01%			3.92%
Net interest margin (2)(4)			4.18%			4.12%

(1)	Yields are annualized and based on average daily balances.

(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 35%, with a $38,302 adjustment for 2014 and a $37,774 adjustment for 2013 and a $37,568 adjustment for 2012.

(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.

(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

NET INTEREST INCOME ANALYSIS - CONTINUED
	For Three Months Period Ended September 30, 2012
	Average Balance	Income/ Expense	Yield Rate
ASSETS
Securities, at amortized cost (2)	$10,714,301	$57,701	2.14%
Loans, held for investment, net	611,428,509	8,680,212	5.65%
Mortgage loans, held for sale	327,378,497	3,039,637	3.69%
Federal funds sold	6,387,562	3,973	0.25%
Dividend-earning restricted equity securities	5,818,964	38,500	2.63%
Deposits in other banks	9,306,294	4,713	0.20%
Bank owned life insurance (2)	7,100,941	95,698	5.36%
Total earning assets	978,135,068	11,920,434	4.85%
Less: Allowance for loan losses	(10,891,069)
Nonperforming loans	5,299,071
Total non-earning assets	72,422,464
Total assets	$1,044,965,534
LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Demand	$39,082,800	$18,302	0.19%
Savings	20,810,485	21,336	0.41%
Money market savings	317,758,686	434,884	0.54%
Time deposits	341,162,378	732,482	0.85%
Total interest-bearing deposits	718,814,349	1,207,004	0.67%
Borrowings	46,319,743	223,145	1.92%
Total interest-bearing liabilities	765,134,092	$1,430,149	0.74%
Non-interest-bearing liabilities
Demand deposits	171,957,704
Other non-interest-bearing liabilities	25,804,088
Total liabilities	962,895,884
Stockholders’ equity	82,069,650
Total liabilities and stockholders’ equity	$1,044,965,534
Net interest income		$10,490,285
Interest rate spread			4.11%
Net interest margin			4.27%

NET INTEREST INCOME ANALYSIS - CONTINUED
	For the Nine Months Ended September 30, 2014			For the Nine Months Ended September 30, 2013
	Average Balance	Income/ Expense	Yield Rate (1)	Average Balance	Income/ Expense	Yield Rate (1)
ASSETS
Securities, at amortized cost (2)	$24,932,091	$274,385	1.47%	$16,408,847	$185,950	1.52%
Loans, held for investment, net	696,885,217	27,575,506	5.29%	695,194,281	27,256,658	5.24%
Mortgage loans, held for sale	108,942,465	3,489,898	4.28%	217,203,153	5,931,116	3.65%
Federal funds sold	46,071,266	79,870	0.23%	43,133,746	73,680	0.23%
Dividend-earning restricted equity securities	3,316,678	73,410	2.96%	5,343,718	210,160	5.26%
Deposits in other banks	35,098,444	152,546	0.58%	15,667,234	29,401	0.25%
Bank owned life insurance (2)	7,733,928	273,962	4.74%	7,261,284	273,405	5.03%
Total earning assets	922,980,089	31,919,577	4.62%	1,000,212,263	33,960,370	4.54%
Less: Allowance for loan losses	(9,116,051)			(11,250,659)
Nonperforming loans	7,462,303			2,976,945
Total non-earning assets	66,504,411			58,794,877
Total assets	$987,830,752			$1,050,733,426
LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Demand	$49,734,436	$59,151	0.16%	$50,076,198	$71,674	0.19%
Savings	23,816,134	72,114	0.40%	22,404,357	69,430	0.41%
Money market savings	370,986,416	1,042,295	0.38%	342,290,417	1,117,793	0.44%
Time deposits	194,851,880	1,289,868	0.89%	260,307,308	1,771,336	0.91%
Total interest-bearing deposits	639,388,866	2,463,428	0.52%	675,078,280	3,030,233	0.60%
Borrowings	11,048,327	412,247	4.99%	46,705,922	712,403	2.04%
Total interest-bearing liabilities	650,437,193	$2,875,675	0.59%	721,784,202	$3,742,636	0.69%
Non-interest-bearing liabilities
Demand deposits	222,069,201			206,885,922
Other non-interest-bearing liabilities	14,179,605			30,701,079
Total liabilities	886,685,999			959,371,203
Stockholders’ equity	101,144,752			91,362,223
Total liabilities and stockholders’ equity	$987,830,751			$1,050,733,426
Net interest income (2)		$29,043,902			$30,217,734
Interest rate spread (2)(3)			4.03%			3.85%
Net interest margin (2)(4)			4.21%			4.04%

(1)	Yields are annualized and based on average daily balances.

(2)
Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 35%, with a $111,625 adjustment for 2014 and a $111,457 adjustment for 2013 and a $111,109 adjustment for 2012.

(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.

(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

NET INTEREST INCOME ANALYSIS - CONTINUED
	For Nine Months Period Ended September 30, 2012
	Average Balance	Income/ Expense	Yield Rate
ASSETS
Securities, at amortized cost (2)	$9,913,177	$165,080	2.22%
Loans, held for investment, net	604,386,328	25,908,574	5.73%
Mortgage loans, held for sale	267,260,682	7,546,065	3.77%
Federal funds sold	10,250,052	19,135	0.25%
Dividend-earning restricted equity securities	6,233,126	140,974	3.02%
Deposits in other banks	8,260,401	13,159	0.21%
Bank owned life insurance (2)	7,038,868	282,412	5.36%
Total earning assets	913,342,634	34,075,399	4.98%
Less: Allowance for loan losses	(10,295,651)
Nonperforming loans	6,084,456
Total non-earning assets	62,229,577
Total assets	$971,361,016
LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Demand	$39,372,951	$61,354	0.21%
Savings	18,903,646	63,515	0.45%
Money market savings	296,460,892	1,359,043	0.61%
Time deposits	329,093,967	2,271,783	0.92%
Total interest-bearing deposits	683,831,456	3,755,695	0.73%
Borrowings	33,759,370	569,534	2.25%
Total interest-bearing liabilities	717,590,826	$4,325,229	0.81%
Non-interest-bearing liabilities
Demand deposits	153,600,486
Other non-interest-bearing liabilities	20,729,828
Total liabilities	891,921,140
Stockholders’ equity	79,439,876
Total liabilities and stockholders’ equity	$971,361,016
Net interest income		$29,750,170
Interest rate spread			4.17%
Net interest margin			4.35%

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

RECONCILIATION OF NET INTEREST INCOME
TO TAX EQUIVALENT INTEREST INCOME

Non-GAAP	For the Three Months Ended September 30,
	2014	2013	2012
Interest income:
Total interest income	$10,638,802	$10,841,843	$11,819,705
Bank owned life insurance	61,397	60,401	63,161
Tax equivalent adjustment (35% tax rate)
Bank owned life insurance	33,060	32,523	32,537
Municipal securities	5,242	5,251	5,031
Adjusted income on earning assets	10,738,501	10,940,018	11,920,434
Interest expense:
Total interest expense	927,677	1,121,031	1,430,149
Net interest income—adjusted	$9,810,824	$9,818,987	$10,490,285

Non-GAAP	For the Nine Months Ended September 30,
	2014	2013	2012
Interest income:
Total interest income	$31,629,877	$33,671,200	$33,777,898
Bank owned life insurance	178,075	177,713	186,392
Tax equivalent adjustment (35% tax rate)
Bank owned life insurance	95,887	95,692	96,020
Municipal securities	15,738	15,765	15,089
Adjusted income on earning assets	31,919,577	33,960,370	34,075,399
Interest expense:
Total interest expense	2,875,675	3,742,636	4,325,229
Net interest income—adjusted	$29,043,902	$30,217,734	$29,750,170
Adjusted net interest income declined approximately $8 thousand and $1.2 million in the third quarter and first nine months of 2014 compared to 2013. Interest income declined $201 thousand and $2.0 million quarter over quarter and year to date while interest expense declined $193 thousand and $867 thousand for the same respective periods. Reduced interest expense partially offset the loss of income in the quarter and year to date.
Changes in Net Interest Income (Rate/Volume Analysis)
Net interest income is the product of the volume of average earning assets and the average rates earned, less the volume of average interest-bearing liabilities and the average rates paid. The portion of change relating to both rate and volume is allocated to each of the rate and volume changes based on the relative change in each category.
The decline in net interest income during the third quarter and first nine months of 2014 compared to 2013 was the result of negative trends in the Company's interest earning assets which out-paced benefits achieved through liability management. Lower rates on our loans held for investment portfolio in the third quarter resulted in a $279 thousand decrease in interest income despite a moderate increase in volume. Lower volume in federal funds sold and dividend-earning restricted equity securities resulted in additional contraction of interest income. Year to date lower volume in our mortgage loans held for sale portfolio resulted in a $3.3 million reduction in interest income which was only partially mitigated by higher rates, for a combined interest income reduction of $2.4 million. Lower rates and volume in dividend-earning restricted equity securities further reduced interest income $137 thousand. Loans held for investment provided additional interest income of $318 thousand through increased rates and volume.
Interest expense declined in the third quarter and first nine months of 2014 due to lower rates and volume in time deposits. Year to date, interest expense on time deposits declined $434 thousand due to volume which was enhanced by a reduction in rates for a total interest savings of $481 thousand. Growth in money market volume partially offset the reduction in interest expense in both the quarter and year to date. A decrease in borrowing volume year to date reduced interest cost $300 thousand after adjustment for an increase in rate.
In the third quarter of 2013 compared to 2012, loan growth in our loans held for investment portfolio provided $1.1 million in earnings, but lower interest rates reduced these earnings by $516 thousand. The decline in volume of our mortgage loans held for sale portfolio net of rate increase reduced earnings $1.6 million. Reduced rates on money market accounts and lower volume in our time deposits provided a $232 thousand benefit to earnings through reduced expense. In the first nine months of 2013 interest income related to growth in our loans held for investment was outpaced by lower rates and a volume reduction in our mortgage loans held for sale for a reduction in interest income of $267 thousand. Reduced money market and time deposits rates provided interest savings of $463 thousand and reduced time deposit volume provided additional interest savings.
The following table analyzes the changes in both rate and volume components of net interest income on a tax equivalent basis.
RATE / VOLUME ANALYSIS
(in thousands)

	For the Three Months Ended September 30,
	2014 vs. 2013			2013 vs. 2012
	Interest Increase (Decrease)	Change Attributable to		Interest Increase (Decrease)	Change Attributable to
		Rate	Volume		Rate	Volume
Interest income
Securities	$35	$10	$25	$3	$(11)	$14
Loans held for investment	(234)	(279)	45	562	(516)	1,078
Mortgage loans held for sale	20	2	18	(1,616)	334	(1,950)
Federal funds sold	(28)	1	(29)	39	—	39
Dividend-earning restricted equity securities	(46)	(37)	(9)	28	46	(18)
Deposits in other banks	51	28	23	7	3	4
Bank owned life insurance	—	(3)	3	(3)	(6)	3
Total interest income	$(202)	$(278)	$76	$(980)	$(150)	$(830)

Interest expense
Deposits:
Demand	$(2)	(3)	1	$3	(1)	4
Savings	2	—	2	2	1	1
Money market	(37)	(55)	18	(64)	(109)	45
Time	(154)	(47)	(107)	(168)	86	(254)
Total deposits	(191)	(105)	(86)	(227)	(23)	(204)
Borrowings	(3)	(1)	(2)	(82)	174	(256)
Total interest expense	(194)	(106)	(88)	(309)	151	(460)
Net interest income	$(8)	$(172)	$164	$(671)	$(301)	$(370)

	For the Nine Months Ended September 30,
	2014 vs. 2013			2013 vs. 2012
	Interest Increase (Decrease)	Change Attributable to		Interest Increase (Decrease)	Change Attributable to
		Rate	Volume		Rate	Volume
Interest income
Securities	$88	$(6)	$94	$21	$(44)	$65
Loans held for investment	318	252	66	1,348	(2,297)	3,645
Loans held for sale	(2,441)	895	(3,336)	(1,615)	(241)	(1,374)
Federal funds sold	6	1	5	55	(2)	57
Dividend-earning restricted equity securities	(137)	(74)	(63)	69	92	(23)
Deposits in other banks	124	65	59	16	3	13
Bank owned life insurance	1	(16)	17	(9)	(18)	9
Total interest income	$(2,041)	$1,117	$(3,158)	$(115)	$(2,507)	$2,392

Interest expense
Deposits:
Demand	$(13)	(13)	—	$11	(5)	16
Savings	3	(1)	4	6	(5)	11
Money market	(76)	(165)	89	(241)	(430)	189
Time	(481)	(47)	(434)	(501)	(33)	(468)
Total deposits	(567)	(226)	(341)	(725)	(473)	(252)
Borrowings	(300)	515	(815)	143	(59)	202
Total interest expense	(867)	289	(1,156)	(582)	(532)	(50)
Net interest income	$(1,174)	$828	$(2,002)	$467	$(1,975)	$2,442

Non-Interest Income
Non-interest income was $17.9 million in the third quarter of 2014, a $1.2 million or 7.3% increase from the third quarter of 2013. Non-interest income for the first nine months of 2014 was $49.7 million, a $5.8 million or 10.5% decline from the same period in 2013. Mortgage banking income, which is our largest source of non-interest income, was the source of the changes. Non-interest income is broken out into more detail in the following table.

NON-INTEREST INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Mortgage banking income	$16,657,849	$15,657,242	$46,229,239	$52,395,566
Service charges and fees	559,497	510,739	1,568,288	1,439,553
Title company income	180,402	177,705	452,890	664,479
Bank owned life insurance income	61,397	60,401	178,075	177,713
Investment and insurance commissions	428,265	264,967	1,209,624	717,427
Gain on sale of assets	(266)	—	(266)	16,295
Other	11,790	4,019	68,608	119,329
	$17,898,934	$16,675,073	$49,706,458	$55,530,362
Mortgage banking income represents fees from originating and selling residential mortgage loans as well as commercial mortgages through Monarch Mortgage and our wholly owned commercial mortgage banking subsidiary, Monarch Capital, LLC. Mortgage banking income grew in the third quarter of 2014 compared to third quarter 2013 despite lower loan volume due to improved product mix and investor pricing. The year over year difference in production levels has impacted income, despite these improvements. The following table summarizes mortgage loan production for the first nine months of 2014 compared to 2013.

Mortgage Banking Income
	2014			2013
	Number	Dollar Volume (000s)	Purchase	Number	Dollar Volume (000s)	Purchase
First Quarter	1,103	$271,233	80.8%	1,742	$542,235	43.2%
Second Quarter	1,677	446,863	85.0%	2,232	607,189	60.8%
Third Quarter	1,715	440,784	83.7%	1,874	478,304	77.4%
Year to Date	4,495	$1,158,880	83.5%	5,848	$1,627,728	59.8%
Investment and insurance income increased $163 thousand in the third quarter and $492 thousand in the first nine months of 2014 compared to 2013. Monarch Bank Private Wealth ("MBPW") has continued to grow income through the sale of products and services along with increasing the level of assets under their management through affiliation with Raymond James Financial Services, Inc.
Service charges and fees on deposit accounts increased $49 thousand in the third quarter and $129 thousand in the first nine months of 2014 compared to 2013. The primary components of service charges and fees are non-sufficient fund and overdraft fees and ATM transaction fees and merchant service fees. Income growth is attributable to increases in our demand deposit products, year over year and increased merchant service income. We offer a credit card product through a third party vendor which has added to fee income. Monarch has an agreement with a third-party vendor to brand ATMs in Food Lion grocery stores in southeast Virginia and northeast North Carolina. In return for supplying the cash for the machines and paying the machines’ cash servicing fees, we receive a portion of the transaction surcharge, and our customers can withdraw cash from the machines without a fee or transaction surcharge. We have 12 ATMs located at our banking center sites. Combined with our third-party vendor relationship, our network includes 50 active branded ATMs.
Through Monarch Investment, LLC, we own a 75% interest in a title company, Real Estate Security Agency, LLC (RESA), which is being treated as a consolidated entity for accounting purposes. RESA income increased marginally in the third quarter but has declined $212 thousand in the first nine months of 2014 compared to 2013. Lower year over year mortgage loan demand has impacted income.

Non-interest Expense
The following table summarizes our non-interest expense for the periods indicated:

NON-INTEREST EXPENSE

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Salaries and employee benefits	$8,571,995	$8,632,847	$25,336,002	$25,340,677
Commissions and incentives	7,047,140	6,326,920	17,828,126	23,096,216
Loan expense	1,552,162	1,904,786	4,975,873	6,365,518
Occupancy expenses, net of rental income	1,553,220	1,443,473	4,588,735	3,988,994
Furniture and equipment expense	911,446	788,842	2,547,722	2,240,284
Marketing expense	801,403	807,938	2,121,152	2,065,542
Data processing services	601,644	401,901	1,557,728	1,238,630
Professional fees	318,312	257,122	901,886	766,979
Telephone	325,405	306,848	929,993	869,910
FDIC Insurance	118,426	164,293	397,774	431,123
Stationery and supplies	120,941	169,345	358,544	543,335
Virginia Franchise Tax	208,869	201,951	618,689	547,754
Postage and shipping	102,368	142,554	343,781	486,264
Travel expense	186,127	117,162	396,783	334,098
ATM expense	118,067	78,489	284,772	223,389
Amortization of intangibles	14,881	44,643	104,167	133,929
Insurance expense	93,468	50,755	204,708	153,688
Title expense	27,346	22,782	64,898	89,699
Other real estate expense	66,439	1,505	76,175	4,103
Rental income, other real estate	(7,800)	—	(7,800)	—
(Gain) loss on sale of other real estate, net	(9,042)	—	24,221	—
Other	398,074	450,805	1,220,579	1,428,334
	$23,120,891	$22,314,961	$64,874,508	$70,348,466
Total non-interest expenses increased $806 thousand in the third quarter but declined $5.5 million year to date 2014 compared to 2013. Net overhead expense, which is the difference between non-interest income and non-interest expense, improved $418 thousand in the third quarter of 2014 compared to 2013.
Employee compensation; in the form of salaries, benefits, commissions and incentives, represent approximately 67% of non-interest expense in 2014 compared to 69% in 2013. The number of full time equivalent employees at September 30, 2014 totaled 672 compared to 681 one year prior. Salaries and benefits were slightly less than prior year due to a stabilized workforce and cost control measures. Commissions and incentives have increased $720 thousand in the quarter but are down $5.3 million or 22.8% year to date. Variance in regional mortgage production and related commission structure is the primary source of the increase in commissions and incentives in the quarter. However, year to date, lower mortgage production has led to reduced commissions and incentives, when compared to prior year.
We continue to focus on providing our clients with optimal service through our employees, facilities and technology. To that end we are committed to the ongoing evaluation of our branch locations, aesthetics, potential areas for expansion and operations. In the third quarter of 2014 we began working on relocating our Towne Center office and remodeling our Kempsville office. We also upgraded our employee training department and, after careful consideration, closed our Suffolk office. We opened a permanent Williamsburg branch which included MBPW in May 2014. We relocated our Monarch Mortgage headquarters and Oceanfront bank office in March 2013. We opened a mortgage and commercial lending office in Newport News in January 2013. Costs associated with occupancy expense, furniture and equipment have increased due to these changes. Technology is an ever changing landscape that requires a significant investment to protect our clients' information and provide them with cutting edge banking options. We continuously evaluate and upgrade technology security and are in the process of improving our client mobile banking experience through a conversion which is scheduled for completion in the fourth quarter. Loan expense has reduced due to lower mortgage volume noted previously.
We only have two properties in other real estate at September 30, 2014. Two properties were moved into other real estate in the third quarter. One property sold in the third quarter at a gain of $9,042. In the first nine months of 2014 two properties have sold at a net loss of $24,221. There were no sales of other real estate in the third quarter and first nine months of 2013. There were no valuation adjustments recorded in either year to date. Rental income on other real estate was $8 thousand in the third quarter and first nine months of 2014 and $0 and in the same respective periods of 2013. Expenses related to the maintenance and sale of other real estate were $66 thousand in the third quarter of 2014 and $2 thousand in the third quarter of 2013. Year to date expenses related to the maintenance and sale of other real estate were $76 thousand and $4 thousand in 2014 and 2013, respectively.
The following summary identifies non-interest expenses with the most significant quarter-over-quarter change.

	Change - Increase (Decrease) For the Three Months Ended September 30, 2014		Change - Increase (Decrease) For the Nine Months Ended September 30, 2014
	Dollars	Percentage	Dollars	Percentage
Commissions and incentives	$720,220	11.4%	$(5,268,090)	(22.8)%
Data processing services	199,743	49.7%	319,098	25.8%
Furniture and equipment expense	122,604	15.5%	307,438	13.7%
Occupancy expense	109,747	7.6%	599,741	15.0%
Loan expense	(352,624)	(18.5)%	(1,389,645)	(21.8)%
Income Taxes
Our federal income tax provision was $1.5 million in the third quarter of 2014 compared to $1.3 million in the third quarter of 2013. State income tax provision for the states of Maryland, North Carolina and South Carolina totaled $129 thousand and $117 thousand for the third quarter of 2014 and 2013, respectively. The year to date federal income tax provision was $4.5 million in 2014 and $4.8 million in 2013. The year to date state income tax provision was $329 thousand and 358 thousand for the same respective periods.
BOLI income and certain municipal securities are not subject to federal income tax. We had tax exempt income of $71 thousand in the third quarter of 2014 and $70 thousand in the third quarter of 2013. Year to date tax exempt income was $207 thousand in 2014 compared to $207 thousand in 2013.
Certain expenses related to marketing are non-deductible for tax purposes. These non-deductible expenses totaled $151 thousand and $101 thousand in the second quarter of 2014 and 2013. Year to date, these non-deductible expenses totaled $207 thousand and $206 thousand for 2014 and 2013, respectively.
The table below presents a summary of income taxes and the effective tax rate for quarter and nine month periods ended September 30, 2014 and 2013.

Income Tax Summary
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Income tax provision	$1,635,440	$1,415,697	$4,874,180	$5,207,023
Less: state tax provision	129,248	117,117	329,095	358,418
Federal tax provision	$1,506,192	$1,298,580	$4,545,085	$4,848,605

Net income before tax	$4,489,168	$4,080,924	$13,586,152	$15,110,460
Less: Federal tax free income
BOLI	61,397	60,401	178,075	177,713
Municipal securities	9,733	9,751	29,227	29,277
Add: Non-deductible expenses	59,955	172,533	286,867	338,274
Federal taxable income	$4,477,993	$4,183,305	$13,665,717	$15,241,744

Effective federal tax rate	33.6%	31.0%	33.3%	31.8%

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
GENERAL
Total assets were $1.019 billion at September 30, 2014, a $2.5 million or 0.2% increase compared to assets of $1.017 billion at December 31, 2013. Mortgage loans held for sale increased $38.9 million or 39.0%. Bank owned life insurance increased $2.2 million or 29.4% and property and equipment increased $1.5 million or 5.2%. Loans held for investment increased $996 thousand or 0.14%. Total cash and cash equivalents decreased $21.7 million or 20.7%, investment securities declined $23.6 million or 48.5% and restricted equity securities declined $504 thousand or 13.7%.
Our mortgage loans held for sale portfolio represents mortgage loans that have been closed and are awaiting investor funding. A majority of our mortgage loans are pre-sold. These loans typically remain on our books for thirty to forty-five days. Outstanding balances, which are dependent on the current mortgage market, the timing of closings, and investor turn around, may fluctuate significantly between periods. With sustained higher levels of quarterly production the outstanding balances during the quarter increased $38.9 million.
In the third quarter of 2014, we purchased an additional $2.0 million in bank owned life insurance (BOLI). Income from BOLI is not subject to federal income tax. In the third quarter of 2014 we began renovating our Kempsville branch and began work on the relocation of our Towne Center branch. Costs associated with both projects are included in property and equipment. We also completed a renovation of our training department. In May 2014 we completed the construction of our new Williamsburg branch and MBPW center. Property and equipment increased as a result of these activities. Additionally, furniture and equipment were purchased for the MBPW location and training.
Cash and cash equivalents, which fluctuate daily based on our liquidity levels and mortgage settlement activity, decreased $21.7 million. This decrease is due to a $50.0 million decline in federal funds sold offset by a $26.3 million increase in interest bearing bank balances. A portion of the decrease in federal funds sold was utilized to help fund the growth in loans held for sale while the remainder was utilized to invest in higher earning interest bearing bank deposits. Investment securities declined $23.6 million due to $36.2 million in security maturities and calls, net of $12.4 million in purchases. Restricted equity securities include stock in the Federal Reserve, Federal Home Loan Bank and other bankers' banks. The level of stock we retain is subject to evaluation by the various entities and may result in a periodic increase or decrease in share level. Our stock in the Federal Home Loan Bank is impacted by much lower borrowing levels.
Our loans held for investment portfolio which is comprised primarily of commercial loans and and real estate loans increased $996 thousand in the first nine months of 2014 despite new production of $146 million. Several large loan payoffs during the year coupled with the normal repayment cycle have adversely impacted growth. Commercial and multifamily real estate loans have declined a combined $13.1 million. These declines have been offset by growth in residential (1-4 family) real estate.
Total liabilities were $914.0 million at September 30, 2014, a decrease of $4.9 million or 0.5% from December 31, 2013 liabilities of $918.9 million. Total deposits, which are our primary liability source, decreased $8.3 million to $884.8 million at

September 30, 2014 compared to $893.1 million at year-end 2013. Total borrowings decreased nominally at September 30, 2014 compared to December 31, 2013.
The mix of our deposits outstanding continues to move favorably with higher cost time deposits declining $45.0 million while non-interest bearing demand deposits increased $45.4 million. Savings deposits grew $3.1 million while money market accounts declined $9.4 million. Interest bearing demand deposits declined $2.4 million.
Our non-interest bearing deposits represent 28.5% and 23.2% of our total deposits at September 30, 2014 and December 31, 2013, respectively. Commercial and small business checking accounts comprise the largest percentage of non-interest bearing demand deposits. At September 30, 2014, commercial checking accounts increased $36.5 million over December 31, 2013 and at $149.2 million were 59% of non-interest bearing demand. Small business checking accounts increased $4.8 million to $64.4 million, 26% of non-interest bearing demand. We are primarily a business bank and, as such, have focused our efforts on obtaining company operating accounts, which are demand deposit accounts. Attorney escrow accounts at $21.9 million represented 9% of non-interest bearing deposits at September 30, 2014 and increased $2.0 million compare December 31, 2013. Escrow accounts ordinarily house real estate funds, which makes them sensitive to the growth within the real estate market. Our focus on the business sector, coupled with the growth in business operating accounts, has resulted in continued growth in demand deposits.
Interest bearing demand deposits declined $2.4 million from December 31, 2013, primarily in commercial checking. Interest bearing demand deposits represent 8.4% of interest bearing deposits. Money market and time deposits ("CDs") represent roughly 87.6% and savings deposits represent roughly 4.0%, of interest bearing deposits. Money market deposits, which were $365.0 million at September 30, 2014, have declined $9.4 million since December 31, 2013. Brokered money market deposit accounts included in our money market totals at both September 30, 2014 and December 31, 2013 declined $8.8 million since year end. Excluding these accounts, non-brokered money market balances declined $600 thousand since year end 2013. We are managing money market account growth through pricing of our multi-tiered money market product, while keeping rates attractive and highly competitive in the market. Our current economic environment is still volatile enough to keep many “would be” market investors looking to the safety of insured bank deposits. Money market accounts are the most suitable product for these individuals because rates are higher than demand and savings accounts but they have withdrawal features more flexible than CDs. Therefore, our money market balances may be adversely impacted in the future when the economy is more stable and investors return to higher, but riskier, rate alternatives.
Outstanding CDs declined $45.0 million to $189.1 million through September 30, 2014 compared to December 31, 2013. Included in CDs are brokered CDs which are used along with our brokered money market accounts and Federal Home Loan Bank ("FHLB") borrowings to fund our loans held for sale portfolio. The majority of these brokered CDs are Certificate of Deposit Account Registry Service® (“CDARS”), which are typically short term, with maturities of between 4 and 13 weeks. However, we also house certain municipal deposits in CDARS because of the additional deposit insurance protection offered by the product. Brokered deposits were $30.7 million less at September 30, 2014 than year end 2013. Our remaining CD portfolio has continued to decline, by design. CD shoppers typically expect higher interest rates. We have focused on relationship pricing for CDs, with non- clients receiving lower rates for CDs than existing clients, thereby encouraging relationships which are beneficial to both the Bank and our clients.
Excluding brokered deposits, our loans held for investment to deposit ratio was 87.2% and 90.5% for September 30, 2014 and December 31, 2013, respectively.
Stockholders’ equity was $105.1 million at September 30, 2014, compared to $97.7 million at December 31, 2013. Components of the increase in stockholders’ equity include net income of $8.5 million, decrease in unrealized losses in other comprehensive income of $284 thousand, exercised stock options, net of deferred tax of $335 thousand, common stock issued through dividend reinvestment of $247 thousand, stock based compensation expense totaling $618 thousand, common stock dividend payments of $2.4 million, and distributions to non-controlling interests of $276 thousand.

Loans Held for Investment
Our lending activities are our principal source of income. Loans held for investment, net of unearned income, increased $996 thousand or 0.1% in the first nine months of 2014. Our allowance for loan losses decreased $85 thousand and we had net charge offs of $85 thousand.
The following table provides a breakdown, by segment of our loans held for investment at September 30, 2014 and December 31, 2013.

LOANS HELD FOR INVESTMENT

	September 30, 2014	December 31, 2013
Commercial	$115,699,730	$119,367,962
Real estate
Construction	156,384,871	155,551,690
Residential (1-4 family)	102,190,506	89,846,277
Home equity lines	70,089,706	67,177,011
Multifamily	23,742,264	27,392,561
Commercial	240,699,627	250,178,584
Real estate subtotal	593,106,974	590,146,123
Consumers
Consumer and installment loans	4,544,982	2,911,397
Overdraft protection loans	78,149	71,009
Loans to individuals subtotal	4,623,131	2,982,406
Total gross loans	713,429,835	712,496,491
Unamortized loan costs, net of deferred fees	237,562	174,976
Loans held for investment, net of unearned income	713,667,397	712,671,467
Allowance for loan losses	(8,976,755)	(9,061,369)
Total net loans	$704,690,642	$703,610,098
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
To determine the total allowance for loan losses, we estimate the reserves needed by analyzing loans on both, a pooled basis and individually. Our allowance for loan losses consists of amounts applicable to the following three loan types: commercial, real estate, and consumer. In addition, loans within these types are evaluated as a group or on an individual or relationship basis and assigned a risk grade based on the underlying characteristics. Loans are pooled by loan segment with loan type and losses modeled utilizing historical experience by segment, other known and inherent risks, and quantitative techniques which management has determined fit the characteristics of the loan type or segment within that type. We utilize a moving average historical loss "look back" period of seventeen quarters.

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
5 Acceptable with care
The following is a breakdown between pass and watch list loans at September 30, 2014 and December 31, 2013. There were no loans risk graded Doubtful (8) or Loss (9) included in our portfolio at September 30, 2014 or December 31, 2013.

PASS AND WATCH LIST LOANS

	September 30, 2014
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$112,474,264	$1,640,140	$1,585,326	115,699,730	3.36
Real estate
Construction	150,007,015	93,404	6,284,452	156,384,871	3.41
Residential (1-4 family)	94,495,884	181,514	7,513,108	102,190,506	3.94
Home equity lines	68,354,064	102,575	1,633,067	70,089,706	4.13
Multifamily	21,525,880	2,216,384	—	23,742,264	3.47
Commercial	232,908,417	1,874,654	5,916,556	240,699,627	3.67
Real estate subtotal	567,291,260	4,468,531	21,347,183	593,106,974	3.70
Consumers
Consumer and installment loans	4,465,908	—	79,074	4,544,982	4.05
Overdraft protection loans	78,149	—	—	78,149	4.63
Loans to individuals subtotal	4,544,057	—	79,074	4,623,131	4.06
Total gross loans	$684,309,581	$6,108,671	$23,011,583	713,429,835	3.64

	December 31, 2013
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$112,512,939	$12,891	$6,842,132	$119,367,962	3.45
Real estate
Construction	147,478,248	978,247	7,095,195	155,551,690	3.77
Residential (1-4 family)	80,560,400	3,329,470	5,956,407	89,846,277	4.22
Home equity lines	65,790,766	—	1,386,245	67,177,011	4.13
Multifamily	26,078,523	1,005,985	308,053	27,392,561	3.70
Commercial	242,167,855	2,295,326	5,715,403	250,178,584	3.73
Real estate subtotal	562,075,792	7,609,028	20,461,303	590,146,123	3.85
Consumers
Consumer and installment loans	2,823,254	—	88,143	2,911,397	4.10
Overdraft protection loans	71,009	—	—	71,009	4.43
Loans to individuals subtotal	2,894,263	—	88,143	2,982,406	4.11
Total gross loans	$677,482,994	$7,621,919	$27,391,578	$712,496,491	3.79
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
We evaluate additional risk inherent in our satisfactory risk grade groups through a methodology that looks at these loans on a pool basis by loan segment which is further delineated by purpose. Each segment is assigned an expected loss factor based on a moving average “look-back” at our historical losses for that particular segment. At December 31, 2013 this "look-back" period was four years or sixteen quarters. In 2014, we reexamined our loss history and determined a five year "look back" or twenty quarter history would be a more prudent approach to modeling historical losses. Therefore, at September 30, 2014 we began extending our "look-back" period by one quarter with a goal of twenty quarters or five years by June 2015. This methodology provides a supportable means of evaluating the potential risk in our portfolio because the delineation by purpose establishes a stronger focus on areas of weakness and strength within the portfolio.
This evaluation includes, but is not limited to, the application of a loss factor which is arrived at by using a multi-year moving average “look back” at our historical losses. This loss factor is multiplied by the outstanding principal of loans not individually evaluated for impairment to arrive at an overall loss estimate. Environmental factors may also be applied to a class or classes of loans based on management’s subjective evaluation of such conditions as credit quality trends, collateral values, portfolio concentrations, specific industry conditions in the regional economy, regulatory examination results, external audit and loan review findings, and recent loss experiences in particular portfolio classes. Any unallocated portion of the allowance for loan losses reflects management’s attempt to ensure that the overall reserve appropriately reflects a margin for the imprecision necessarily inherent in estimates of credit losses.
The allowance is subject to regulatory examinations and determination as to adequacy. This examination may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.
We recorded no provision for loan losses in the third quarter and first nine months of 2014 and 2013. Based on the current economic environment and the composition of our loan portfolio, the level of our charged-off loans combined with our loss experience, we consider our loan loss allowance sufficient to meet the losses inherent in our portfolio.
Loans charged off during third quarter of 2014 totaled $181,319 compared to $136,609 for the same period in 2013. Recoveries totaled $88,197 in the third quarter of 2014 compared to $44,848 for the same period in 2013. The ratio of net charge-offs to average outstanding loans for the third quarter of 2014 was 0.01% compared to 0.01% in 2013. Year to date the ratio of net charge-offs to average outstanding loans was 0.01% in 2014 and (0.05%) in 2013. A total of $103,127 in specific reserves for loans charged off in the first nine months of 2014 were included in our December 31, 2013 loan loss allowance. Specific reserves totaling $688,746 were included in our December 31, 2012 loan loss allowance for loans charged off in the first nine months of 2013.

In the third quarter of 2014, approximately $7 thousand in loans charged off were related to business failure and $174 thousand were related to residential properties. In the third quarter of 2013, approximately $92 thousand in loans charged off were related to business failure and $45 thousand were related to residential properties. In the first nine months of 2014, approximately $141 thousand in loans charged off were related to business failure and $237 thousand to residential properties. In the first nine months of 2013, approximately $263 thousand in loans charged off were related to failed business activities, $685 thousand to residential properties and $23 thousand to consumer losses.
The allowance for loan losses totaled $8,976,755 at September 30, 2014, a decrease of $84,614 from December 31, 2013. The ratio of the allowance to loans held for investment, less unearned income, was 1.26% at September 30, 2014, and 1.27% at December 31, 2013. We believe that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in our loan portfolio at September 30, 2014. The allowance to loans ratio is supported by the level of non-performing loans, the seasoning of the loan portfolio, and the experience of the lending staff in the market.

 LOAN LOSS ALLOWANCE AND LOSS EXPERIENCE

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Balance, beginning of period	$9,069,877	$11,319,638	$9,061,369	$10,910,000
Loans charged-off
Commercial	(7,000)	(44,843)	(21,789)	(215,994)
Real estate
Construction	—	—	(106,812)	—
Residential (1-4 family)	—	—	(75,554)	(148,766)
Home equity lines	(174,319)	(91,766)	(174,319)	(582,480)
Multifamily	—	—	—	—
Commercial	—	—	—	—
Consumers			—
Consumer and installment loans	—	—	—	(22,759)
Overdraft protection loans	—	—	—	(416)
Loans charged-off total	(181,319)	(136,609)	(378,474)	(970,415)
Recoveries
Commercial	3,000	11,023	94,600	126,301
Real estate
Construction	57,161	7,341	73,092	1,032,255
Residential (1-4 family)	6,478	—	27,117	26,378
Home equity lines	21,558	16,310	99,051	82,750
Multifamily	—	10,174	—	—
Commercial	—	—	—	20,000
Consumers
Consumer and installment loans	—	—	—	587
Overdraft protection loans	—	—	—	21
Loan recoveries total	88,197	44,848	293,860	1,288,292
Net Charge Offs	(93,122)	(91,761)	(84,614)	317,877
Provisions charged to operations	—	—	—	—
Balance, end of period	$8,976,755	$11,227,877	$8,976,755	$11,227,877

A summary of our allowance as of September 30, 2014 and December 31, 2013 by segment is as follows:

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	September 30, 2014
	Amount	Percentage of loans in each category to total loans
Commercial	$847,982	16.2%
Real estate
Construction	1,981,366	21.9%
Residential (1-4 family)	2,343,181	14.3%
Home equity lines	1,944,584	9.8%
Multifamily	73,601	3.3%
Commercial	1,333,894	33.8%
Consumers
Consumer and installment loans	98,189	0.7%
Overdraft protection loans	226	—%
Unallocated	353,732
	$8,976,755	100.0%
Total loans held for investment outstanding *	$713,667,397
Ratio of allowance for loan losses to total loans held for investment	1.26%

	December 31, 2013
	Amount	Percentage of loans in each category to total loans
Commercial	$1,219,255	16.8%
Real estate
Construction	1,978,320	21.8%
Residential (1-4 family)	1,685,502	12.6%
Home equity lines	2,132,916	9.4%
Multifamily	59,586	3.9%
Commercial	1,305,131	35.1%
Consumers
Consumer and installment loans	99,271	0.4%
Overdraft protection loans	688	—%
Unallocated	580,700
	$9,061,369	100.0%
Total loans held for investment outstanding *	$712,671,467
Ratio of allowance for loan losses to total loans held for investment	1.27%

*	Total loans held for investment outstanding includes unamortized loan costs, net of deferred fees of $237,562 at September 30, 2014 and $174,976 at December 31, 2013.

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
Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings. Based on this definition total non-performing loans as a percentage of total loans were 0.93% and 1.00% at September 30, 2014 and December 31, 2013. However, all of our troubled debt restructure loans were performing in both periods presented. Excluding performing troubled debt restructure this percentage declines to 0.34% and 0.31% at September 30, 2014 and December 31, 2013, respectively. Non-performing assets at September 30, 2014 and December 31, 2013 are presented below.

NON-PERFORMING ASSETS

	Non-Performing Loans
	Over 90 Days and Accruing	Nonaccrual Loans	Accruing Restructured Loans	Total Non-Performing Loans	Other Real Estate Owned	Total Non-Performing Assets

September 30, 2014
Commercial	$—	$—	$—	$—	$—	$—
Real estate
Construction	—	114,655	—	114,655	144,000	258,655
Residential (1-4 family)	242,911	807,770	864,654	1,915,335	—	1,915,335
Home equity lines	—	530,690	—	530,690	—	530,690
Multifamily	—	—	—	—	—	—
Commercial	—	724,447	3,248,904	3,973,351	623,285	4,596,636
Consumers
Consumer and installment loans	—	2,156	76,918	79,074	—	79,074
Overdraft protection loans	—	—	—	—	—	—
Total	$242,911	$2,179,718	$4,190,476	$6,613,105	$767,285	$7,380,390

December 31, 2013
Commercial	$—	$—	$—	$—	$—	$—
Real estate
Construction	—	357,561	—	357,561	—	357,561
Residential (1-4 family)	472,052	825,964	263,624	1,561,640	301,963	1,863,603
Home equity lines	—	552,193	—	552,193	—	552,193
Multifamily	—	—	—	—	—	—
Commercial	—	—	4,568,883	4,568,883	—	4,568,883
Consumers
Consumer and installment loans	—	4,352	83,792	88,144	—	88,144
Overdraft protection loans	—	—	—	—	—	—
Total	$472,052	$1,740,070	$4,916,299	$7,128,421	$301,963	$7,430,384

	September 30, 2014	December 31, 2013
Asset Quality Ratios:
Non-accruing nonperforming loans to period end loans	0.34%	0.31%
Non-accruing nonperforming assets to total assets	0.31%	0.25%
Nonperforming assets to period end assets	0.72%	0.73%
Allowance for loan losses to non-accruing nonperforming loans	370.54%	409.62%
Nonperforming loans to period end loans	0.93%	1.00%
Restructured loans are loans for which it has been determined the borrower is in financial distress and a concession has been made to those terms that would not otherwise have been considered. Restructured loans are evaluated in accordance with applicable accounting guidance as impaired loans. In addition, if it is determined the borrower is unable to perform under the modified terms, further steps, such as a full charge-off or foreclosure may be taken. We did not have any commitments to lend additional funds on restructured loans at September 30, 2014 or December 31, 2013.

TROUBLED DEBT RESTRUCTURING

	Commercial	Residential 1-4 Family	Real Estate Construction	Consumer	Total

September 30, 2014
Balance beginning of the period	$—	$263,624	$4,568,883	$83,792	$4,916,299
Investment in restructured loans
Additions (payments received) during the period	—	601,030	(1,319,979)	(6,874)	(725,823)
Charge-off during the period	—	—	—	—	—
Moved to other real estate	—	—	—	—	—
Valuation allowance for restructured loans included in charged-off loans	—	—	—	—	—
Additions during the period	—	—	—	—	—
Restructured loans included in impaired loans end of the period	$—	$864,654	$3,248,904	$76,918	$4,190,476

December 31, 2013
Balance beginning of the period	$617,394	$83,912	$1,403,739	$—	$2,105,045
Investment in restructured loans
Additions (payments received) during the period	(434,724)	179,712	3,200,000	83,792	3,028,780
Charge-off during the period	(182,670)	—	(34,856)	—	(217,526)
Moved to other real estate	—	—	—	—	—
Valuation allowance for restructured loans included in charged-off loans	—	—	—	—	—
Additions during the period	—	—	—	—	—
Restructured loans included in impaired loans end of the period	$—	$263,624	$4,568,883	$83,792	$4,916,299

Recoveries of charged-off balance
September 30, 2014	$—	$—	$—	$—	$—
December 31, 2013	$—	$—	$—	$—	$—
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

OTHER REAL ESTATE

	September 30, 2014
	Balance	Number
January 1,	$301,963	1
Balance moved into other real estate	942,285	3
	1,244,248	4
Write down of property charged to operations	—
Payments received after foreclosure	—
Properties sold	(476,963)	(2)
Balance at September 30, 2014	$767,285	2
Gross gains of sale of other real estate	$—
Gross losses on sale of other real estate	(24,221)
Write down of property charged to operations	—
Rental income, other real estate	7,500
Other real estate expense	(75,875)
Foreclosed property (expense) income	$(92,596)

	December 31, 2013
	Balance	Number
January 1,	$—	—
Balance moved into other real estate	397,037	2
	397,037	2
Write down of property charged to operations	—
Payments received after foreclosure	—
Properties sold	(95,074)	(1)
Balance at December 31, 2013	$301,963	1
Gross gains of sale of other real estate	$—
Gross losses on sale of other real estate	(3,020)
Write down of property charged to operations	—
Rental income, other real estate	—
Other real estate expense	(7,098)
Foreclosed property (expense) income	$(10,118)

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
Cash, cash equivalents and federal funds sold totaled $83.2 million as of September 30, 2014 compared to $104.9 million as of December 31, 2013. At September 30, 2014, cash, interest bearing bank balances, securities classified as available for sale and federal funds sold were $108.4 million or 11.5% of total earning assets, compared to $153.7 million or 16.1% of total earning assets at December 31, 2013.
In the course of operations, due to fluctuations in loan and deposit levels, we occasionally find it necessary to purchase federal funds on a short-term basis. We maintain unsecured federal funds line arrangements with five other banks, which allow us to purchase funds totaling $61.0 million. These lines mature and re-price daily. At September 30, 2014 and December 31, 2013, we had $0 in federal funds purchased outstanding.
We have access to the Federal Reserve Bank of Richmond’s discount window should a liquidity crisis occur. We have not used this facility in the past and consider it a backup source of funds.
We are also members of the Promontory Network and have access to a program through their Certificate of Deposit Account Registry Service® (“CDARS”) to use their CDARS One Way BuySM to purchase cost-effective funding without collateralization (and in lieu of generating funds through “traditional” brokered CDs or the Federal Home Loan Bank). These funds are accessed through a weekly auction. The auction typically takes place on Wednesdays, with next day settlement. There are seven maturities available ranging from 4 weeks to 5 years. If we are allotted funds in the auction, we incur no transaction fees or commissions. Although the process to compete for these deposits is different from the process for traditional brokered CDs, they are still considered brokered for Call Report purposes. These funds, which are included in our Jumbo CDs, are subject to discretionary limitations on volume that we normally would impose on traditional brokered deposits. Based on our “well capitalized” status, we are able to draw up to 30% of assets or $305.8 million from this program at September 30, 2014. We had $11.5 million on our balance sheet from this program at September 30, 2014 and $59.1 million at December 31, 2013.
We have lines of credit with the Federal Home Loan Bank of Atlanta (“FHLB”) that can equal up to 30% of our assets. Our line of credit totaled approximately $101.0 million with $91.9 million available at September 30, 2014. This line is currently reduced by $8.0 million, which has been pledged as collateral for public deposits.
Borrowings outstanding under the combined FHLB lines of credit were $1.1 million at September 30, 2014 and $1.2 million at December 31, 2013. We had the following borrowing advances under our Primary line outstanding as of September 30, 2014 with the following final maturities:

Advance Amount	Expiration Date
$1,100,495	9/28/2015
$1,100,495
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
Off-Balance Sheet Arrangements
We enter into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions recognized as of September 30, 2014 and December 31, 2013 were a line of credit to secure public funds and commitments to extend credit and standby letters of credit issued to customers. The line of credit to secure public funds was from the Federal Home Loan Bank for $8 million at September 30, 2014 and December 31, 2013.
We entered into an interest rate swap agreement with PNC Bank of Pittsburgh, PA on July 29, 2009, for our $10 million Trust Preferred borrowings which carries a floating interest rate of 90 day LIBOR plus 160 basis points. Under the terms of this agreement, at the end of each quarter we will swap our floating rate for a fixed rate of 3.26%. The effective date of this swap is September 30, 2010. This swap expired September 30, 2014.
Commitments to extend credit, amounted to $319.5 million at September 30, 2014 and $237.9 million at December 31, 2013, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
We did not have any outstanding commitments to purchase securities at September 30, 2014 or December 31, 2013.
Standby letters of credit are conditional commitments we issue guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. We had $29.1 million in outstanding standby letters of credit at September 30, 2014 and $19.9 million at December 31, 2013.

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
The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the Bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. At September 30, 2014, the amount available was approximately $25.1 million. In 2012 we paid quarterly dividends on our series B noncumulative, perpetual preferred stock of 7.8%, or $0.4875 per share per quarter, which has since been converted to common stock. We paid our first common stock dividend in 2010. We began paying common stock dividends on a quarterly basis in the first quarter of 2012. We paid semi-annual dividends on our common stock in 2011. Below is a table of our dividend history.
In June 2012, we received approval from the Securities and Exchange Commission to begin a Dividend Reinvestment Program ("DRP"). The DRP, which is available to existing shareholders, allows for dividends to be reinvested in Monarch stock. In addition, shareholders may purchase additional shares on a quarterly basis.

COMMON STOCK DIVIDENDS

Payment Date	Per Share Dividend	Total Dividend
2014
August 29, 2014	$0.08	$850,803
June 13, 2014	$0.08	$849,563
February 28, 2014	$0.07	$742,447
2013
November 30, 2013	$0.07	$733,448
August 30, 2013	$0.06	$628,325
May 31, 2013	$0.06	$624,443
February 28, 2013	$0.05	$453,880
2012
November 30, 2012	$0.05	$332,754
August 31, 2012	$0.05	$302,161
May 31, 2012	$0.05	$299,174
February 28, 2012	$0.04	$240,000
2011
November 30, 2011	$0.08	$475,531
June 22, 2011	$0.08	$477,227

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
Quantitative measures established by current regulations to ensure capital adequacy require that the Bank maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of September 30, 2014, the Bank meets all capital adequacy requirements to which it is subject.
As of September 30, 2014, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. The Bank’s actual capital amounts and ratios are also presented in the table as of September 30, 2014 and December 31, 2013.

RISK BASED CAPITAL

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
	(Dollars in Thousands)
As of September 30, 2014
Total Risk-Based Capital Ratio
Consolidated company	$123,426	14.16%	$69,732	8.00%	N/A	N/A
Bank	$123,554	14.18%	$69,706	8.00%	$87,133	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated company	$114,577	13.13%	$34,905	4.00%	N/A	N/A
Bank	$114,449	13.15%	$34,813	4.00%	$52,220	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated company	$114,577	11.48%	$39,992	4.00%	N/A	N/A
Bank	$114,449	11.46%	$39,912	4.00%	$49,891	5.00%
(Tier 1 Capital to Average Assets)
As of December 31, 2013
Total Risk-Based Capital Ratio
Consolidated company	$116,120	13.91%	$66,783	8.00%	N/A	N/A
Bank	$116,340	13.95%	$66,718	8.00%	$83,397	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated company	$107,059	12.82%	$33,391	4.00%	N/A	N/A
Bank	$107,279	12.86%	$33,359	4.00%	$50,038	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated company	$107,059	10.81%	$39,600	4.00%	N/A	N/A
Bank	$107,279	10.84%	$39,600	4.00%	$48,501	5.00%
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

The impact of changing interest rates on loans and deposits is reflected in our financial statements. We believe that our mortgage banking operation, Monarch Mortgage, provides somewhat of a natural interest rate hedge, in that we are interest rate sensitive to a downward change in the prime rate for short term periods. When loan interest rates decline, our earnings will be negatively impacted in our banking operation, but the mortgage company’s volume should increase as the demand for refinancing and purchase money mortgages increase. The reverse should occur in a rising interest rate environment. There have been no material changes in interest rates in the third quarter and first nine months of September 30, 2014 compared to December 31, 2013.

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
MONARCH FINANCIAL HOLDINGS, INC.

/s/ Brad E. Schwartz	Date: November 6, 2014
Brad E. Schwartz Chief Executive Officer
/s/ Lynette P. Harris.	Date: November 6, 2014
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

Date: November 6, 2014                    /s/ Brad E. Schwartz _______________
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

Date: November 6, 2014                    /s/ Lynette P. Harris. ___________________
Lynette P. Harris
Executive Vice President & Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Monarch Financial Holdings, Inc. (the "Company") for the period ending September 30, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on their knowledge and belief:
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

Date: November 6, 2014