Form 10-K
period 2014-12-31
Monarch Financial Holdings, Inc.
filed 2015-03-13
CIK 1364856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________________
FORM 10-K
 _______________________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 was approximately $124,521,108.
The number of shares of common stock outstanding as of March 6, 2015 was 10,738,147.
_______________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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
Monarch Bank serves the needs of local businesses, professionals, corporate executives and individuals in the Hampton Roads area of Southeastern Virginia and the Outer Banks region of Northeastern North Carolina. We operate ten banking offices, two commercial lending offices and eleven residential mortgage offices in the cities of Chesapeake, Norfolk, Newport News, Richmond, Williamsburg and Virginia Beach, Virginia. We have two full-service banking offices operating under the name “OBX Bank” and one residential mortgage office operating under the name of “OBX Bank Mortgage” in the Outer Banks region of Northeastern North Carolina in the towns of Kitty Hawk and Nags Head. We also operate twenty-nine additional residential mortgage offices and a loan production office outside of our primary banking market area.
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
We have two reportable segments that offer different products and services; community banking ("banking') and retail mortgage banking services ("mortgage banking"). Banking involves making loans to and generating deposits from individuals and businesses. Mortgage banking originates residential mortgage loans and subsequently sells them to investors. Further information on our reportable segments is contained in Note 21 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K).
Banking
Monarch operates in several integrated lines of business. Our Business Banking Group has been a core line of business since we opened. This group supports our business/commercial clients and offers both secured and unsecured commercial loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and the purchase of equipment and machinery, as well as loans secured by commercial real estate. This group also originates business deposits and related services. We have Business Banking groups in Chesapeake, Norfolk, Newport News, Williamsburg,Virginia Beach and the Outer Banks, each led by a Market President, plus a loan production office in Richmond, Virginia.
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

Our Private Wealth Group specializes in serving the needs of high net worth individuals. In addition to private banking and financial planning, the Bank's affiliation with Raymond James Financial Services, Inc. allows us to offer comprehensive investment and trust services.
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
In March 2011, Monarch Investment, LLC, formed Crossways Holdings, LLC, a single member limited liability company. Crossways Holdings, LLC was formed for the purpose of acquiring, maintaining, utilizing and disposing of assets of Monarch Bank.
Mortgage Banking
Monarch Mortgage, a division of Monarch Bank, was formed in May 2007 when we hired a group of approximately 70 experienced mortgage professionals to staff the division. At that time our employment of these individuals increased the size of our mortgage group from approximately 10 to 80 mortgage professionals. Monarch Mortgage is a retail residential mortgage lender with offices in Virginia, Maryland, North Carolina and South Carolina. We sell 99% of the mortgages we originate on a loan by loan basis to a large number of national banks, mortgage companies, and directly to certain governmental agencies. By maintaining correspondent and broker relationships with a number of companies, and by monitoring the financial condition of those companies, we feel we can limit the risk of our correspondents not purchasing loans we originate. We originate and sell primarily long-term fixed rate mortgage loans, both conventional and for government programs such as FHA, VA, and the Virginia Housing and Development Authority. A small portion of our loan clients select shorter term, variable rate loans. We do not securitize pools of loans.
Mortgage originations and sales have become a material source of revenue for the Company since the formation of Monarch Mortgage in 2007. The division stabilized in 2013 after significant growth in 2008 through 2012, due to a low interest rate environment coupled with government stimulus to the mortgage marketplace. We manage the majority of our interest rate risk by locking in the interest rate for each mortgage loan with our correspondents and borrowers at the same time. A small portion of our mortgage loans have been included in a mandatory delivery program which utilizes pairing of agency securities with pools of loans to manage interest rate risk.

As a mortgage lender, Monarch Mortgage underwrites mortgage loans for our clients to be sold in the secondary market or booked on our balance sheet. Monarch Mortgage currently has offices with locations in Alexandria, Ashland, Chesapeake, Fairfax, Farmville, Fredericksburg, Glen Allen, Manassas, Midlothian, Newport News, Norfolk, Oakton, Richmond, Virginia Beach and Woodbridge, Virginia; Annapolis, Bel Air, Crofton, Dunkirk, Greenbelt, Rockville, and Towson, Maryland; Charlotte, Fayetteville, Greenville, Indian Trail, Kitty Hawk, Mint Hill, Mooresville, and Wilmington, North Carolina; and Greenwood, South Carolina. Monarch Mortgage originates and sells loans under two different financial models. All the offices in Maryland, and the majority of the offices in Northern Virginia, North Carolina and South Carolina, operate as fee-based offices, with each office paying a per loan processing fee along with a percentage of net income to Monarch Mortgage, with the remaining net income or loss of each office the responsibility of each office’s manager or management team. The fee-based office model allows Monarch Mortgage to attract quality entrepreneurial leaders focused on their bottom line. The loan fees from these operations lower the cost basis and break-even volume for the Virginia operations while reducing the downside risk of startup and operating losses. The remaining Virginia and OBX Bank mortgage offices are traditional operations with the profits and losses accruing to Monarch Mortgage.
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

During 2014 Monarch Investment, LLC liquidated its 51% ownership in two joint ventures; Regional Home Mortgage, LLC and Monarch Home Funding LLC. Both companies had been formed to provide residential loan services to their clients and other consumers.
Employees
As of February 13, 2015, the Company and its subsidiaries had six hundred ten (610) full-time and twenty-one (21) part-time employees. None of our employees are represented by any collective bargaining agreements, and relations with employees are considered excellent.
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
We have written policies and procedures to help manage credit risk. We utilize an external third party loan review process that includes annual portfolio reviews to establish loss exposure and to ascertain compliance with our loan policy.
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
The underwriting standards we employ for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment and additionally from any verifiable secondary income. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes an analysis of the value of the security in relation to the proposed loan amount. For home equity lines of credit and loans, our primary consumer loan category, we require title insurance, hazard insurance and, if required, flood insurance.
Mortgage Banking Lending Activities
Through our mortgage division Monarch Mortgage, for our own portfolio, we offer mortgages and construction loans to individual borrowers. Mortgages held for investment typically have initial resets in five years or less and are structured for a potential later sale on the secondary market. Our construction permanent loan program offers individual clients, typically working with a custom builder, a residential construction loan with the ability to sell the loan on the secondary market once complete through Monarch Mortgage. All other residential mortgage loans originated by Monarch Mortgage are sold to investors on the secondary market.

Competition
Commercial and Other Banking
The banking business is highly competitive. We encounter strong competition from a variety of bank and non-bank financial service providers. These competitors include commercial banks, savings banks, credit unions, consumer finance companies, brokerage firms, money market mutual funds, mortgage banks, leasing, and finance companies. In addition, the delivery of financial services has changed significantly with personal computers, mobile smart phones, tablets and the Internet being used to access information and perform banking transactions.
Competition in our target market area for loans to businesses, professionals and consumers is very strong. Many of our competitors have substantially greater resources and lending limits and offer certain services, such as extensive and established banking office networks and other services, that we cannot provide. Moreover, larger institutions have access to borrowed funds at a lower costs. Several community banks are headquartered in our trade market areas. Several regional and super-regional banks, as well as a number of large credit unions, also have offices in our market area. Competition among institutions for deposits in the area remains strong.

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
Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law in July 2010, incorporating numerous financial institution regulatory reforms. A number of these reforms have been implemented, but additional reforms will be implemented in 2015 and beyond through regulations to be adopted by various federal banking and securities regulatory agencies. The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its provisions do not directly impact community-based institutions like the Bank. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Bank either because of exemptions for institutions below a certain asset size or because of the nature of the Bank’s operations. Provisions that impact the Bank include the following:

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

Many aspects of the Dodd-Frank Act are subject to rule-making and will take effect over several years, and their impact on the Company or the financial industry is difficult to predict before such regulations are adopted and interpreted by the regulatory agencies.

Regarding Capital Requirements
The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, which has resulted in more stringent capital requirements. Under the Collins Amendment to the Dodd-Frank Act, federal regulators established minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis. In July 2013, the Federal Reserve published the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act.
The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules were effective for the Company and the Bank, subject to a phase-in period, on January 1, 2015.
The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier
1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations.
When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company and the Bank to maintain
(i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk).
The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and is not expected to have any current applicability to the Company or the Bank. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
Under the Basel III Capital Rules, the initial minimum capital ratios as of January 1, 2015, will be as follows:
• 4.5% CET1 to risk-weighted assets.
• 6.0% Tier 1 capital to risk-weighted assets.
• 8.0% Total capital to risk-weighted assets.
The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carry-backs and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including the Company and the Bank, may make a one-time permanent election to continue to exclude these items. The Company and the Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company’s available-for-sale securities portfolio. The Basel

III Capital Rules also preclude certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out. The rules do not require a phase-out of trust preferred securities issued prior to May 19, 2010, for holding companies of depository institutions with less than $15 billion in consolidated total assets, as of December 1, 2009, which includes the Company. Therefore, the Company’s trust preferred securities that were issued prior to May 19, 2010, are permanently grandfathered in as Tier 1 or Tier 2 capital instruments.
Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
With respect to the Bank, the Basel III Capital Rules also revise the “prompt corrective action” regulations pursuant to
Section 38 of the Federal Deposit Insurance Act, as discussed below under “Prompt Corrective Action.”
The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specific changes to current rules impacting the Company’s determination of risk-weighted assets include, among other things:
• Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.
• Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due.
• Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).
• Providing for a risk weight, generally not less than 20% with certain exceptions, for securities lending transactions based on the risk weight category of the underlying collateral securing the transaction.
• Providing for a 100% risk weight for claims on securities firms. Eliminating the current 50% cap on the risk weight for OTC derivatives.
In addition, the Basel III Capital Rules provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counter-party and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation. Management believes that, as of December 31, 2014, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.
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
Capital Requirements

Each of the FDIC and the Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, we and our bank subsidiary are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be Tier 1, which is defined as common equity, retained earnings, qualifying perpetual preferred stock and minority interests in common equity accounts of consolidated subsidiaries, less certain intangibles. The remainder may consist of Tier 2 Capital, which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance and pretax net unrealized holding gains on certain equity securities. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 4% to 5%, subject to federal bank regulatory evaluation of an organization's overall safety and soundness. See "Regarding Capital Requirements" in the "Dodd-Frank Act" section above.

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

The FDIC may take various corrective actions against any under-capitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan acceptable to the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any financial holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. We are considered “well-capitalized” at December 31, 2014 and, in addition, our bank subsidiary maintained sufficient capital to remain in compliance with capital requirements and is considered “well-capitalized” at December 31, 2014.
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
Volcker Rule
The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances and prohibits them from equity ownership of private equity and hedge funds in excess of 3% of Tier 1 capital (known as the "Volcker Rule"). On December 10, 2013, the federal bank regulatory agencies adopted final rules implementing the Volcker Rule. These final rules prohibit banking entities from engaging in short-term proprietary trading for their own accounts and having certain ownership interests in and relationships with hedge funds or private equity funds. The final rules also provide some tiering of compliance and reporting obligations based on size. The final rules were effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2015. The Company has evaluated the implications of the final rules on its investments and does not expect any financial impact.
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
We manage the majority of our interest rate risk by locking in the interest rate for each mortgage loan with our correspondents (investors) and borrowers at the same time, which is a “best efforts” delivery system. From time to time we may modify the delivery system on a portion of our mortgage loans to incorporate a “mandatory delivery” process. Under the mandatory delivery system the interest rate risk associated with a rate lock on a mortgage loan shifts from the investor back to our Company. Therefore, to the extent we adopt the mandatory delivery system our interest income could be adversely impacted if mortgage rates were to become volatile. We had $48.6 million in mortgage loans in the mandatory delivery system at year end.

Our profitability depends significantly on economic conditions in our market area.
Our success depends to a large degree on the general economic conditions in Greater Hampton Roads, Virginia. In recent years our market experienced a downturn in which we saw falling home prices, rising foreclosures, reduced economic activity, increased unemployment and an increased level of commercial and consumer delinquencies. Although the economy in the nation has shown gradual improvement, our economy is lagging because of military dependency and the impact of government cutbacks. If economic conditions in our market deteriorate, we could experience any of the following consequences, each of which could further adversely affect our business:

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
Our results of operations depend on the stability of our net interest margin, which is dependent in part on the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Interest rates, because they are influenced by, among other things, expectations about future events, including the level of economic activity, federal monetary and fiscal policy and geo-political stability, are not predictable or controllable. In addition, the interest rates we can earn on our loan and investment portfolios and the interest rates we pay on our deposits are heavily influenced by competitive factors. Community banks are often at a competitive disadvantage in managing their cost of funds compared to the large regional, super-regional or national banks that have access to national and international capital markets. These factors influence our ability to maintain a stable net interest margin.
Our long-term goal is to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period so that we may reasonably predict our net interest margin; however, interest rate fluctuations, loan prepayments, loan production and deposit flows are constantly changing and influence our ability to maintain this neutral position. Generally speaking, our earnings will be more sensitive to fluctuations in interest rates the greater the variance in the volume of assets and liabilities that mature or re-price in any period. The extent and duration of the sensitivity will depend on the cumulative variance over time, the velocity and direction of interest rates, and whether we are more asset sensitive or liability sensitive. Accordingly, we may not be successful in maintaining this neutral position and, as a result, our net interest margin may suffer, which will negatively impact our earnings. Based on our asset and liability position at December 31, 2014, a rise or decline in interest rates would have limited impact on our net interest income in the short term.
We rely heavily on our management team and the unexpected loss of any of those personnel could adversely affect our operations; we depend on our ability to attract and retain key personnel.
We are a client-focused and relationship-driven organization. We expect our future growth to be driven in a large part by the relationships maintained with our clients by our executive and senior lending officers. We have entered into an employment agreement with Brad E. Schwartz, Chief Executive Officer of the Company, E. Neal Crawford, Jr., President of the Company, Andrew N. Lock, Executive Vice President and Chief Risk Officer of the Company, Lynette P. Harris, Executive Vice President and Chief Financial Officer of the Company, Denys D. Diaz, Executive Vice President and Chief Information Officer of the Company and William T. Morrison, Executive Vice President and Chief Executive Officer of Monarch Mortgage. The existence of such agreements, however, does not necessarily ensure that we will be able to continue to retain their services. Several other members of management currently have employment agreements to retain their services. The unexpected loss of key employees could have a material adverse effect on our business and possibly result in reduced revenues and earnings.
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
Our mortgage banking division, Monarch Mortgage, has provided a significant portion of our consolidated revenue and maintaining our revenue stream in this segment is dependent upon our ability to originate loans and sell them to investors. Mortgage loan production levels are sensitive to changes in economic conditions and can suffer from decreased economic activity, a slowdown in the housing market or higher interest rates. Generally, any sustained period of decreased economic activity or higher interest rates could adversely affect Monarch Mortgage’s mortgage originations and, consequently, reduce its income from mortgage lending activities. New legislation could also adversely affect its operations.
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
In June 2013, federal regulators issued final rules that revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. Many of these proposals are applicable to us when effective, and will add to and change the definitions of “capital” for regulatory purposes, the types and minimum levels of capital required under the prompt corrective action rules and for other regulatory purposes, and the right-weighting of various assets. These changes in capital requirements could adversely affect our results of operations and future growth opportunities.

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.
We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. As of December 31, 2014, $628.2 million, or 81.3% of our loans held for investment were secured by real estate (both residential and commercial). A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our clients’ ability to pay these loans, which in turn could negatively impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.
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
Our ability to engage in routine funding transactions could be affected adversely by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counter-party and other relationships. We have exposure to many different industries and counter-parties, and we routinely execute transactions with counter-parties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices insufficient to recover the full amount of the financial instrument exposure due to us. There is no assurance that any such losses would not materially and adversely affect our results of operations.
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
The repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.

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
As of March 6, 2015, our directors and executive officers beneficially owned approximately 1,100,376 shares or 10.2% of our common stock. Accordingly, such persons will be in a position to exercise substantial influence over our affairs and may impede the acquisition of control by a third party. We cannot assure investors that the interests of our directors and executive officers will always align precisely with the interests of the holders of our common stock.
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

Competition in our target market area for loans to businesses, professionals and consumers is very strong. Most of our competitors have substantially greater resources and lending limits than us and offer certain services, such as extensive and established banking office networks and trust services that we cannot provide. Moreover, larger institutions operating in Hampton Roads have access to borrowed funds at a lower cost than is available to us. Several community banks are headquartered in our trade areas. Several regional and super-regional banks, as well as a number of large credit unions, also have banking offices in our market area. Competition among institutions for checking and saving deposits in the area is intense.
Our legal lending limit may limit our growth.
We are limited in the amount we can lend to a single borrower by the amount of our capital. Generally, under current law, we may lend up to 15% of the unimpaired capital and surplus, of Monarch Bank, to any one borrower. As of December 31, 2014, we were allowed to lend approximately $19 million to any one borrower and maintained an in-house limit of approximately $15 million to any one borrower. This amount is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We can accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not efficient or always available. We may not be able to attract or maintain clients seeking larger loans or may not be able to sell participations in such loans on terms we consider favorable.
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

Compliance with the Dodd-Frank Act Will Increase Our Regulatory Compliance Burdens, and May Increase Our Operating Costs and/or Adversely Impact Our Earnings and/or Capital Ratios.
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
In addition to the self-implementing provisions of the statute, the Dodd-Frank Act calls for over 200 administrative rulemakings by numerous federal agencies to implement various parts of the legislation. While many rules have been finalized and/or issued in proposed form, additional rules have yet to be proposed. It is not possible at this time to predict when all such additional rules will be issued or finalized, and what the content of such rules will be. We will have to apply resources to ensure that we are in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings and/or capital.
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
None.

Item 2.	Properties.
The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The Company’s corporate headquarters is located at 1435 Crossways Blvd., Chesapeake, VA. This location also houses, Monarch Capital, LLC and Monarch Investments, LLC. The main banking center is located at 750 Volvo Parkway, Chesapeake, VA. Eight additional banking centers and two commercial lending centers are located primarily in SE Virginia, one loan production office is located in Richmond, VA. and two additional banking centers are located in NE North Carolina. The Company’s mortgage operation headquarters is located at 1635 Laskin Road, Virginia Beach, VA. Additionally, twenty-nine residential mortgage offices are located throughout Virginia, North Carolina, South Carolina and Maryland. Subsidiaries of Monarch Investment, LLC including; Coastal Home Mortgage and Real Estate Security Agency have offices in Virginia Beach, VA. See the Note 1 “Summary of Significant Accounting Policies” and Note 6 “Property and Equipment” contained in Item 8 of this Form 10-K for information with respect to the amounts at which Bank premises and equipment are carried and commitments under long-term leases. We believe our facilities are in good operating condition, suitable and adequate for our operational needs and are adequately insured.

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
Our Common Stock is listed on the NASDAQ Capital Market under the symbol MNRK. As of March 9, 2015 there were approximately 2,389 known record holders of Common Stock.
The table below presents the high and low sales prices for our Common Stock for the past two years. Market values are shown per share and are based on the shares outstanding, for 2014 and 2013.

Market Price for	2014
Common Stock	High	Low
4th Quarter	$14.84	$11.80
3rd Quarter	12.75	11.36
2nd Quarter	12.49	11.15
1st Quarter	12.65	11.16

Market Price for	2013
Common Stock	High	Low
4th Quarter	$12.53	$10.94
3rd Quarter	13.35	10.02
2nd Quarter	11.93	9.55
1st Quarter	11.40	8.20
Dividend Policy
We paid our first common stock dividend in 2010 and began paying quarterly cash dividends in the first quarter of 2012. In 2011 we paid semi-annual cash dividends. The table below summarizes our common stock dividends for 2014, 2013 and 2012.

Common Stock Dividends
Payment Date	Per Share Dividend	Total Dividend
November 28, 2014	$0.08	$851,749
August 29, 2014	$0.08	$850,803
June 13, 2014	$0.08	$849,563
February 28, 2014	$0.07	$742,447
Total 2014	$0.31	$3,294,562

November 30, 2013	$0.07	$733,448
August 30, 2013	$0.06	$628,325
May 31, 2013	$0.06	$624,443
February 28, 2013	$0.05	$453,880
Total 2013	$0.24	$2,440,096

November 30, 2012	$0.05	$332,754
August 31, 2012	$0.05	$302,161
May 31, 2012	$0.05	$299,174
February 28, 2012	$0.04	$240,000
Total 2012	$0.19	$1,174,089

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

Comparative Stock Performance
The following graph compares the Company's cumulative total return to its shareholders with the returns of two indexes for the five-year period ended December 31, 2014. The cumulative total return was calculated taking into consideration changes in stock price, cash dividends, stock dividends and stock splits since December 31, 2009. The indexes are the NASDAQ Composite Index, the SNL Bank $1 Billion - $5 Billion Index, which includes bank holding companies with assets of $1 billion to $5 billion and is published by SNL Financial, LC.

	Period Ending
Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Monarch Financial Holdings, Inc.	100.00	130.71	132.09	171.46	256.69	291.14
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Bank $1B-$5B	100.00	113.35	103.38	127.47	185.36	193.81

Item 6.	Selected Financial Data.
The following consolidated summary sets forth our selected financial data for the periods and at the dates indicated. The selected financial data have been derived from our audited financial statements for each of the five years that ended December 31, 2014, 2013, 2012, 2011 and 2010.

	At or For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except ratios, shares and per share amounts)
Balance Sheet Data:
Assets	$1,066,737	$1,016,701	$1,215,578	$908,787	$825,583
Loans held for sale (HFS)	147,690	99,718	419,075	211,555	175,388
Loans held for investment (HFI), net of unearned income	772,590	712,671	661,094	607,612	558,868
Deposits	919,414	893,118	901,782	740,092	705,662
Total common stockholders’ equity	107,451	97,518	75,314	56,230	51,568
Total stockholders’ equity	107,451	97,518	87,342	76,230	71,568
Average shares outstanding, basic (1)	10,619,443	10,167,156	7,400,443	7,147,290	6,858,638
Average shares outstanding, diluted (1)	10,658,600	10,299,471	10,271,874	10,165,105	7,003,556
Results of Operations:
Interest Income	$42,991	$44,348	$46,468	$40,420	$39,273
Interest Expense	3,661	4,786	5,916	6,797	8,798
Net Interest Income	39,330	39,562	40,552	33,623	30,475
Provision for loan losses	—	—	4,831	6,320	8,639
Net interest income after provision for loan losses	39,330	39,562	35,721	27,303	21,836
Non-interest income	67,079	69,882	89,761	54,746	53,400
Non-interest expenses	88,480	90,911	104,256	71,044	65,480
Income before income taxes	17,929	18,533	21,226	11,005	9,756
Income tax expense	6,490	6,386	7,427	3,419	3,544
Net income	11,439	12,147	13,799	7,586	6,212
Net income attributable to non-controlling interests	(227)	(1,056)	(975)	(460)	(263)
Net income attributable to Monarch Financial Holdings, Inc.	11,212	11,091	12,825	7,126	5,949
Dividends on preferred stock	—	—	1,402	1,560	1,560
Net income available to common stockholders	11,212	11,091	11,422	5,566	4,389
Per Common Share Data:
Net income, basic	$1.06	$1.09	$1.54	$0.78	$0.64
Net income, diluted	1.05	1.08	1.25	0.70	0.62
Book value at period end	10.10	9.29	8.80	7.81	7.20
Tangible book value at period end	10.02	9.20	8.68	7.64	7.00
Asset Quality Ratios:
Non-performing assets to total assets (5)	0.28%	0.25%	0.29%	0.84%	1.30%
Non-performing loans to period end loans (HFI) (5)	0.37%	0.31%	0.54%	0.71%	1.61%
Net Charge-offs (recoveries) to average loans	0.02%	0.27%	0.62%	0.93%	1.61%
Allowance for loan losses to period-end loans (HFI)	1.16%	1.27%	1.65%	1.63%	1.62%
Allowance for loan losses to nonperforming loans (5)	310.77%	409.63%	307.15%	231.36%	100.19%
Selected Ratios :
Return on average assets	1.13%	1.07%	1.26%	0.89%	0.76%
Return on average equity	10.95%	11.97%	15.84%	9.66%	8.59%
Efficiency ratio (2)	83.05%	82.78%	79.80%	80.20%	77.90%
Non-interest income to operating revenue (3)	63.04%	63.85%	68.88%	61.95%	63.71%
Net interest margin (tax adjusted) (4)	4.25%	4.13%	4.29%	4.51%	4.22%
Equity to assets	10.08%	9.59%	7.19%	8.39%	8.67%
Tier 1 risk-based capital ratio	12.81%	12.82%	10.85%	11.17%	11.74%
Total risk-based capital ratio	13.79%	13.91%	12.05%	12.42%	12.99%
Dividend payout ratio	29.39%	22.00%	20.09%	35.27%	40.09%

(1)
Amounts have been adjusted to reflect all Common Stock splits and dividends as of December 31, 2014. In 2012 and 2011 diluted shares assumes the conversion of our non-cumulative perpetual preferred shares to common stock. Prior years do not include this assumption.

(2)
The efficiency ratio is a key performance indicator of the Company’s industry. We monitor this ratio in tandem with other key indicators for signals of potential trends that should be considered when making decisions regarding strategies related to such areas as asset liability management, business line development, and growth and expansion planning. The ratio is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income, net of any securities gains or losses. It is a measure of the relationship between operating expenses to earnings. See “Critical Accounting Policies” on page 64 for additional information.

(3)	Operating revenue is defined as net interest income plus non-interest income.

(4)
Net interest margin is calculated as net interest income divided by total average earning assets and reported on a tax equivalent basis at a rate of 35% in 2014, 2013 and 2012 and 34% for the remaining years presented.

(5)
For the purpose of these ratios, we have excluded performing restructured loans from the calculation. For more information please refer to Table 13- Nonperforming Assets included in Item 7 of this Form 10-K.

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

OVERVIEW
The purpose of this discussion is to provide information about the major components of our results of operations and financial condition, liquidity and capital resources. The discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes to assist in the evaluation of our 2014 performance.
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
ANALYSIS OF OPERATING RESULTS
NET INCOME
Our consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, after all significant inter-company transactions have been eliminated. Net income attributable to our non-controlling interests of $227,005, $1,056,385 and $974,637, respectively, are deducted for the years ended December 31, 2014, 2013 and 2012, after the income tax provision, to arrive at net income attributable to Monarch Financial Holdings, Inc. The ensuing references and ratios are related to net income attributable to Monarch Financial Holdings, Inc., (hereon referred to as “net income”) after net income attributable to non-controlling interest has been deducted.

	2014	2013	2012
Income before taxes	$17,929,128	$18,533,432	$21,226,291
Income tax provision	(6,490,273)	(6,386,040)	(7,426,785)
Net income	11,438,855	12,147,392	13,799,506
Less: Net income attributable to non-controlling interest	(227,005)	(1,056,385)	(974,637)
Net income attributable to Monarch Financial Holdings, Inc.	$11,211,850	$11,091,007	$12,824,869
Net income per common share - basic	$1.06	$1.09	$1.54
Net income per common share - diluted	$1.05	$1.08	$1.25
Return on average assets	1.13%	1.07%	1.26%
Return on average stockholders' equity	10.95%	11.97%	15.84%
We reported net income for December 31, 2014 of $11,211,850, compared to $11,091,007 for December 31, 2013 and $12,824,869 for December 31, 2012. Our basic earnings per share were $1.06, $1.09 and $1.54 and diluted earnings per share were $1.05, $1.08 and $1.25 for the years ended December 31, 2014, 2013 and 2012, respectively.
Two important and commonly used measures of profitability are return on assets (net income as a percentage of average total assets) and return on stockholders’ equity (net income as a percentage of average stockholders’ equity). Our returns on average assets were 1.13%, 1.07% and 1.26% for the years ended December 31, 2014, 2013 and 2012, respectively. The returns on average stockholders’ equity were 10.95%, 11.97% and 15.84% for the same time periods.

Net income for the year ended December 31, 2014 was $11,211,850, an increase of $120,843, or 1.1% when compared to one year prior. For the year ended December 31, 2013, net income was $11,091,007, a decrease of $1,733,862 or 13.5% compared to 2012. The primary source of the fluctuations in income between years is changes in volume related to our mortgage banking operations. Net income available to common stockholders, which is net of preferred stock dividends of $0 in 2014 and 2013, and $1,402,532 in 2012, was $11,211,850 at December 31, 2014, $11,091,007 at December 31, 2013, and $11,422,337 at December 31, 2012.
Net interest income declined $232 thousand, or 0.6% to $39.3 million, in 2014. In 2013 net interest income declined $990 thousand, or 2.4% to $39.6 million from $40.5 million in 2012. Declines in interest income of $1.4 million, or 3.1% in 2014 compared to 2013 and $2.1 million, or 4.6% in 2013 compared to 2012 were partially offset by declines in interest expense. Reductions in interest expense were $1.1 million, or 23.5% in 2014 compared to 2013 and $1.1 million, or 19.1% in 2013 compared to 2012.
The shift in interest income levels in 2014 compare to 2013 is primarily loan volume driven, with the greatest impact from our mortgage loans held for sale portfolio. Average volume in that portfolio declined $74.1 million in 2014 to $114.6 million. This decline outpaced the average increases in volume in our loans held for investment portfolio, which grew $23.7 million on average in 2014. Both rate and volume had an impact on interest income in 2013 compared to 2012. Average volume in our mortgage loans held for sale portfolio in 2013 was $188.7 million, which was a decline of $117.8 million from our record year of 2012. Average volume in our loans held for investment increased $68.5 million in 2013 but lower rates hampered the impact of this growth.
Average interest bearing deposits declined $29.0 million in 2014 compared to 2013 and $35.1 million in 2013 compared to 2012. These declines coupled with lower interest rates provided an interest expense savings. As an alternative funding source, average non-interest bearing deposits grew $17.3 million in 2014 compared to 2013 and $48.4 million in 2013 compared to 2012.
Non-interest income declined $2.8 million to $67.1 million in 2014 compared to 2013 and $19.9 million to $69.9 million in 2013 compared to 2012. Our primary source of non-interest income is mortgage banking income, which declined $3.2 million, to $62.4 million in 2014 and $20.7 million, to $65.7 million in 2013. Production by our mortgage division, operating under the name of Monarch Mortgage declined in 2014 and 2013 after delivering record production in 2012. Other non-interest income increased $429 thousand in 2014 compared to 2013 and $787 thousand in 2013 compared to 2012.
Non-interest expense declined $2.4 million, to $88.5 million in 2014 compared to 2013 and $13.3 million, to $90.9 million in 2013 compare to 2012. In 2014, reductions in commissions and loan origination expenses were the the source of the decrease. In 2013 reduced commissions were the primary source of the decrease. These savings were related primarily to our mortgage loan operations.
Our provision for loan losses was $0 in 2014 and 2013, compared to $4.8 million in 2012. Net charge offs were $113 thousand in 2014, a decrease of $1.7 million, or 94% from $1.8 million in 2013. Net charge offs declined $2.1 million, or 53.8% from 2012. Our allowance for loan losses declined $113 thousand in 2014 and $1.8 million in 2013 compared to an increase of $980 thousand in 2012. Through use of the provision, management seeks to provide for future losses inherent in the existing portfolio. This is achieved by utilizing various metrics including but not limited to loss history, economic conditions and industry trends. Provision and allowance management requires a great deal of judgment and is a primary focus of our team.
In 2014 income before tax and non-controlling interest decreased $604,304, or 3.3% to $17,929,128. In 2013 income before tax and non-controlling interest declined $2,692,859, or 12.69% to $18,533,432 after an increase in 2012 of 92.9%, or $10,222,234, to $21,226,291.
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
Net interest income was $39,329,743 for the year ended December 31, 2014, $39,561,979 for the year ended December 31, 2013 and $40,552,232 for the year ended December 31, 2012. This represents a decrease of $232,236, or 0.6% in 2014 compared to 2013 and $990,253, or 2.4% in 2013 compared to 2012.
Rates, though stable, have remained at historically low levels over the past six years. In 2014, the economy continued to show the measured signs of recovery that began two years prior, in 2012. During 2011 we were at the bottom an economic downturn that began in the later months of 2007. Late in 2007 the Federal Reserve Open Market Committee ("FOMC"), which sets the federal funds rate, began to decrease the federal funds target in an effort to stabilize the economy and head-off a recession. Between September 2007 and December 2008 the FOMC decreased the target funds rate a total of 500 basis points which resulted in the current, historically low, federal funds rate of 0.25%. During this same period, Wall Street Journal Prime (“WSJP”), which moves in tandem with the federal funds target rate, has been at 3.25%. In addition to setting the target funds rate, the FOMC utilizes other tools to shape monetary policy. It uses the federal funds rate to manage short term interest, but it can also influence long term rates. In recent years, through the systematic purchase of longer term treasury bonds and mortgage-backed securities, the FOMC kept the money supply flowing and long term interest rates artificially low, in an effort to encourage banks to lend and businesses to borrow. This was achieved through FOMC purchases of long term US Treasury and long term mortgage-backed securities. In mid-2013 the FOMC added language to their meeting minutes and press releases indicating they would begin to curtail their long term mortgage-backed and treasury purchases. With this announcement, the market reaction was to increase long term mortgage rates which had an immediate impact on the mortgage industry. A refinance boom, which had been driven by lower long term rates, ceased and the number of new home buyers dropped dramatically due to a form of "sticker shock" in response to the new, but not significantly higher, rates. In 2014, the FOMC began unwinding their long term mortgage-backed and treasury purchases with little or no additional impact to the economy. Recent comments by the FOMC indicate they intend to maintain low short term rates until some time in the second half of 2015.
In recent years we have focused on building non-maturity core deposits to support our loans held for investment portfolio. A portion of these deposits also support a base level of our mortgage loans held for sale portfolio. We define core deposits as non-brokered, in-market deposits. Our greatest area of core deposit growth has been in demand deposits. Period end, demand deposits grew $39.5 million, or 15.0% in 2014 and $6.9 million, or 2.7% in 2013. On average, demand deposits grew $18.1 million, or 6.9% in 2014 and $57.0 million, or 28.1% in 2013. Period end, core money market accounts declined $2.8 million, or 0.9% in 2014 but increased $38.4 million, or 13.2% in 2013. On average, core money market accounts increased $25.0 million, or 8.2% in 2014 and $26.6 million, or 9.6% in 2013. Core savings have remained fairly level while core time deposits have declined, by design. We utilize non-maturity non-core money market accounts, short term non-core brokered time deposits and borrowings at the Federal Home Loan Bank ("FHLB") to meet the volume demands of our mortgage loans held for sale portfolio. This utilization of non-core funding, while flexible, has resulted in fluctuations in our non-core funding sources.
Total interest income was $42,990,907 in 2014 compared to $44,348,437 in 2013 and $46,468,465 in 2012. Earning asset yield increased 3 basis points in 2014 to 4.65% compared to 4.62% in 2013. Earning asset yield declined 29 basis points in 2013 compared to 4.91% in 2012.
The combined yield of our loan portfolios increased 13 basis points in 2014 to 5.15% compared to 2013 and 1 basis point to 5.02% in 2013 compared to 2012. The yield on our mortgage loans held for sale, increased 53 basis points to 4.25% in 2014 from 3.72% in 2013. The yield on this portfolio had increased 5 basis points from 3.67% in 2012. Loan yield on our loans held for investment portfolio is the result of both the interest rate and any fees collected on the loans. Interest and fees on loans held for investment are the largest component of our interest income. Interest and fees on loans held for investment decreased 9 basis points in 2014 to 5.30% and 29 basis points in 2013 to 5.39% compared to 5.68% in 2012.
Mortgage loan activity was weak at the start of 2014 but gained momentum, mid-year. Early production was down following the production decline that began in 2013 when the historically low mortgage rates of 2012 all but dried up. 80% of our 2014 mortgage loan volume was purchase money, compared to 63% in 2013 and 42% in 2012. Our mortgage loans held for sale portfolio was $147.7 million at year end 2014, an increase of $48.0 million compared to $99.7 million at year end 2013. Year end 2013 represented a decline of $319.4 million compared to a record high of $419.1 million in 2012. However, we believe average annual volume is more indicative of the impact mortgage loans held for sale volume had on net interest income. Average volume in our mortgage loans held for sale portfolio for 2014 was $114.6 million, compared to $188.7 million in 2013 and $306.5 million in 2012. Monarch originates and sells the residential mortgages in our mortgage loans held for sale portfolio. These loans typically stay on our books, between the point the loans close and are delivered to an investor, an average of 28-35 days. During that time the loans earn interest. Interest income on mortgage loans held for sale was $4.9 million in 2014, a decline of $2.1 million from $7.0 million in 2013. Interest income on mortgage loans held for sale in 2013 had declined $4.2 million from $11.2 million in 2012.
Our loans held for investment strategy has been to support our existing client base, promote disciplined growth with regard to new clients with a focus on well seasoned borrowers, and promoting short term fixed and floating rate loan pricing where possible. Due to several large loan payoffs in 2014, the lion's share of net growth in our loans held for investment occurred in the later portion of the fourth quarter. Loans held for investment totaled $772.6 million at December 31, 2014 compared to $712.7 million, one year prior, an increase of $59.9 million, or 8.4%. Growth was slow but steady in 2013 with strong competition for high quality credits. Our outstanding loans held for investment increased $51.6 million, or 7.8% in

2013. Average volume in our loans held for sale portfolio in 2014 was $704.0 million, a $23.7 million, or 3.5% increase over 2013. Average volume in 2013 was $680.3 million, a $68.5 million, or 11.2% increase over 2012. During the first quarter of 2014, we took an interest adjustment of $417 thousand related to the payoff of a loan we had purchased at a discount, which had a positive impact on yield. Interest income from loans held for investment increased $683 thousand or 1.9% in 2014 compared to 2013 and $1.9 million or 5.4% in 2013 compared to 2012.
In 2014 the yield on our securities portfolio increased 18 basis points to 1.53% compared to 1.35% in 2013. The yield on our 2013 securities portfolio declined 81 basis points to 1.35% from 2.16% in 2012. Security purchases in the form of callable and non-callable agencies totaled $15.3 million in 2014, $38.6 million in 2013 and $10.2 million in 2012. Maturities and calls totaled $40.7 million, $3.9 million and $4.8 million for the same respective periods. The increase in yield in 2014 compared to 2013 is related to the maturity of one low yielding non-callable agency purchased in 2013. This same security was the primary driver of the decline in yield from 2013 to 2012. At the instrument level, the overall yield of our outstanding securities portfolio has declined in each year presented as higher yielding securities which have been called or matured are replaced with lower yielding securities.
Our restricted stock and deposits in other banks yield decreased 9 basis points to 0.53% in 2014 and 72 basis points to 0.62% in 2013 due to the high level of low yielding federal funds included in this line item. Included in deposits in other banks are fixed rate deposits that totaled $23.5 million at December 31, 2014, $15.0 million at December 31, 2013 and $0 at December 31, 2012. We have restricted stock with FHLB, the Federal Reserve and Community Bankers Bank which earn dividends. In 2014, we purchased $2.0 million in additional bank owned life insurance (BOLI). The tax effective yield on BOLI declined 30 basis points in 2014 to 4.64% after increasing 7 basis points to 4.94% in 2013. Income from BOLI is included in other non-interest income.
Total interest expense declined $1,125,294, or 23.5% to $3,661,164 in 2014 and $1,129,775, or 19.1% to $4,786,458, in 2013 compared to $5,916,233, for the year ended December 31, 2012. Interest expense declined 12 basis points in 2014 and 10 basis points to 0.68% in 2013. Interest bearing deposits, the largest component of interest expense, declined 9 basis points in 2014 to 0.50% and 12 basis points in 2013 to 0.59% compared to 0.71% in 2012. In all three years presented, we adjusted the pricing of our products while remaining market competitive. The rate on our money market accounts declined 6 basis points in 2014 to 0.36%, 17 basis points to 0.42% in 2013, from 0.59% in 2012. The blended yield on our time deposits or Certificates of Deposit ("CD") declined 5 basis points in 2014 to 0.87% after increasing 3 basis points to 0.92% in 2013 from 0.89% in 2012.
Our borrowing cost increased 173 basis points in 2014 to 3.98% and 48 basis points in 2013 to 2.25% from 1.77% in 2012. This fluctuation is due to changes in the level of low cost borrowing relative to total borrowing. We have a borrowing with a $100 thousand annual principal curtailment that totaled $1.1 million at December 31, 2014 with FHLB that bears a rate of 4.96%. In both 2014 and 2013, we borrowed less on average, so this relatively high cost borrowing had a greater impact on yield. In 2012 we secured a $5.0 million holding company line of credit from PNC bank with a variable rate of 6 month London Interbank Offered Rate ("LIBOR") plus 200 basis points. In 2013, we repaid this line. In addition, we paid down our FHLB lines.
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

RECONCILIATION OF NET INTEREST INCOME TO TAX EQUIVALENT NET INTEREST INCOME

	For the Year Ended December 31,
	2014	2013	2012
Non-GAAP
Interest income
Total interest income	$42,990,907	$44,348,437	$46,468,465
Bank owned life insurance	247,366	236,377	226,893
Tax equivalent adjustment (1)
Bank owned life insurance	133,197	127,280	116,884
Municipal securities	20,984	21,020	20,125
Adjusted income on earning assets	43,392,454	44,733,114	46,832,367
Interest expense
Total interest expense	3,661,164	4,786,458	5,916,233
Net interest income-adjusted	$39,731,290	$39,946,656	$40,916,134

(1) A tax rate of 35% was used in adjusting interest on BOLI, tax-exempt securities and loans to a fully taxable equivalent basis. The difference between rates earned on interest-earning assets (with an adjustment made to tax-exempt income to provide comparability with taxable income, i.e. the “FTE” adjustment) and the cost of the supporting funds is measured by the net interest margin.
Table 1 depicts interest income on average earning assets and related yields, as well as, interest expense on average interest-bearing liabilities and related rates paid for the periods indicated.
Our net yield on earning assets or net interest margin, which is calculated by dividing net interest income by average earning assets, was 4.25% in 2014, and 4.13% in 2013, and 4.29% in 2012. Our earning asset yield was 4.65% in 2014, an increase of 3 basis points from 4.62% in 2013 which was a decrease of 29 basis points from 4.91% in 2012. During the same periods liability costs declined 12 basis points to 0.56% in 2014, 10 basis points to 0.68% in 2013, and 34 basis points to 0.78% in 2012 . Our interest rate spread, which is the difference between the average yield on earning assets and the average cost on interest bearing liabilities, was 4.09% in 2014, 3.94% in 2013 and 4.13% in 2012. The result of these changes is a 12 basis point increase in margin for 2014, a 16 basis point decrease in margin for 2013 compared to 2012.

Table 1 - NET INTEREST INCOME ANALYSIS
(in thousands)
The following is an analysis of net interest income, on a taxable equivalent basis.

	2014			2013			2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Loans held for investment:
Commercial	$124,352	$6,755	5.43%	$113,971	$5,913	5.19%	$86,776	$5,041	5.81%
Real estate	575,417	30,317	5.27%	563,464	30,471	5.41%	521,307	29,456	5.65%
Consumer	4,226	256	6.06%	2,848	261	9.16%	3,671	278	7.57%
Mortgage loans held for sale	114,621	4,867	4.25%	188,696	7,021	3.72%	306,497	11,257	3.67%
Total loans	818,616	42,195	5.15%	868,979	43,666	5.02%	918,251	46,032	5.01%
Securities:
Federal agencies	21,441	270	1.26%	14,860	126	0.85%	6,254	88	1.41%
Mortgage-backed	1,428	27	1.89%	1,729	33	1.91%	1,896	39	2.06%
Municipals	1,944	83	4.27%	1,769	83	4.69%	1,510	72	5%
Other securities	—	—	—%	226	9	3.98%	509	21	4.13%
Total securities	24,813	380	1.53%	18,584	251	1.35%	10,169	220	2.16%
Restricted stock and deposits in other banks	82,317	436	0.53%	73,201	453	0.62%	17,594	236	1.34%
Bank owned life insurance	8,208	381	4.64%	7,347	363	4.94%	7,068	344	4.87%
Total interest-earning assets	933,954	$43,392	4.65%	968,111	$44,733	4.62%	953,082	$46,832	4.91%
Less: Allowance for loan losses	(9,084)			(10,956)			(10,414)
Other non-earning assets	71,470			78,455			79,148
Total assets	$996,340			$1,035,610			$1,021,816
Liabilities and Stockholders’ Equity
Deposits:
Demand	$50,027	78	0.16%	$49,284	92	0.19%	$40,764	86	0.21%
Money market	370,998	1,330	0.36%	347,734	1,470	0.42%	302,750	1,776	0.59%
Savings	22,992	87	0.38%	22,346	91	0.41%	19,765	88	0.45%
Time	195,391	1,691	0.87%	249,071	2,283	0.92%	340,188	3,012	0.89%
Total deposits	639,408	3,186	0.50%	668,435	3,936	0.59%	703,467	4,962	0.71%
Other borrowings	11,937	475	3.98%	37,756	851	2.25%	53,964	954	1.77%
Total interest-bearing liabilities	651,345	$3,661	0.56%	706,191	$4,787	0.68%	757,431	$5,916	0.78%
Demand deposits	227,600			210,325			161,866
Other liabilities	15,005			26,458			21,555
Stockholders’ equity	102,390			92,636			80,984
Total liabilities and Stockholders’ equity	$996,340			$1,035,610			$1,021,836
Interest rate spread			4.09%			3.94%			4.13%
Net yield on earning assets			4.25%			4.13%			4.29%
Reconciliation to GAAP
Net interest income tax equivalent		$39,731
Less: Taxable equivalent adjustment - municipals		21
Less: Taxable equivalent adjustment - BOLI		133
Less: BOLI interest income		247
		$39,330

Table 2 presents changes in net interest income in a rate/volume analysis format. The goal of this rate/volume analysis is to compare two earning periods to determine whether the difference between the results of those periods is due to changes in rate, or volume, or some combination of the two. This is achieved through a “what if” analysis. We calculate what the potential income would have been in the new period if the prior period rate had remained unchanged, and compare that result to what the potential income would have been in the prior period if the current rates were in effect. Through the analysis of these income potentials, we are able to determine how much of the dollar change between periods is due to the impact of differing rates and how much is volume driven. For this analysis net interest income has been adjusted to include income from BOLI and the tax effect of tax exempt municipal securities.
Net interest income declined $215 thousand in 2014 compared to 2013. Declines in interest income of $1.3 million were only partially recaptured through lower interest expense of $1.1 million. Lower average volume in our mortgage loans held for sale portfolio was the largest single source of reduced interest earnings. A $3.0 million reduction in interest earnings on our mortgage loans for sale volume was reduced by $1.3 million due to increases in our loans held for investment volume, for a net reduction to interest earnings from loan volume changes of $1.7 million. Increased yield on mortgage loans held for sale provided an additional $888 thousand in interest income which was reduced due to lower interest yield on our real estate and consumer loans held for investment, for a net increase in interest income from loan rates of $276 thousand. Lower average volume coupled with lower interest cost combined for an interest expense savings of $750 thousand. Lower borrowing levels provided $792 thousand in interest savings that was partially reduced by higher rates for a net savings of $376 thousand.
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

Table 2 - CHANGES IN NET INTEREST INCOME (RATE/VOLUME ANALYSIS)
(in thousands)

	2014 vs 2013
	Interest Increase (Decrease)	Change Attributable to
		Rate	Volume
Interest income
Loans held for investment:
Commercial	$842	$287	$555
Real estate	(154)	(793)	639
Consumer	(5)	(106)	101
Mortgage loans held for sale	(2,154)	888	(3,042)
Total loans	(1,471)	276	(1,747)
Securities:
Federal agencies	144	75	69
Mortgage-backed	(6)	—	(6)
Municipals	—	(8)	8
Other securities	(9)	—	(9)
Total securities	129	67	62
Restricted stock and deposits in other banks	(17)	(70)	53
Bank owned life insurance	18	(23)	41
Total interest income	(1,341)	250	(1,591)
Interest expense
Deposits:
Demand	(14)	(15)	1
Money market	(140)	(234)	94
Savings	(4)	(6)	2
Time	(592)	(122)	(470)
Total deposits	(750)	(377)	(373)
Other borrowings	(376)	416	(792)
Total interest expense	(1,126)	39	(1,165)
Net interest income	$(215)	$211	$(426)

	2013 vs 2012
	Interest Increase (Decrease)	Change Attributable to
		Rate	Volume
Interest income
Loans held for investment:
Commercial	$872	$(582)	$1,454
Real estate	1,015	(1,300)	2,315
Consumer	(17)	52	(69)
Mortgage loans held for sale	(4,236)	145	(4,381)
Total loans	(2,366)	(1,685)	(681)
Securities:
Federal agencies	38	(46)	84
Mortgage-backed	(6)	(3)	(3)
Municipals	11	(1)	12
Other securities	(12)	(1)	(11)
Total securities	31	(51)	82
Restricted stock and deposits in other banks	217	(186)	403
Bank owned life insurance	19	5	14
Total interest income	(2,099)	(1,917)	(182)
Interest expense
Deposits:
Demand	6	(11)	17
Money market	(306)	(544)	238
Savings	3	(8)	11
Time	(729)	103	(832)
Total deposits	(1,026)	(460)	(566)
Other borrowings	(103)	225	(328)
Total interest expense	(1,129)	(235)	(894)
Net interest income	$(970)	$(1,682)	$712

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
Interest rate sensitivity analysis presents the amount of assets and liabilities that are estimated to reprice through specified periods if there are no changes in balance sheet mix. The interest rate sensitivity analysis in Table 3 reflects our assets and liabilities on December 31, 2014 that will either be repriced in accordance with market rates, mature or are estimated to mature early or prepay within the periods indicated. Non-maturity deposits are treated as repricing immediately. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time.
Table 3 - INTEREST RATE SENSITIVITY ANALYSIS
(in thousands)

	December 31, 2014
	3 Months or Less	> 3 Months to 1 Year	> 1 Year to 3 Years	> 3 Years to 5 Years	> 5 Years	Total
Interest sensitive assets:
Interest bearing deposits and Federal funds sold	$27,426	$6,000	$5,750	$11,750	$—	$50,926
Securities	—	—	5,075	14,485	4,165	23,725
Loans held for sale	147,690	—	—	—	—	147,690
Loans held for investment	379,207	69,927	139,978	133,971	49,507	772,590
Restricted equity securities	1,413	2,086	—	—	134	3,633
Bank Owned Life Insurance	—	—	—	—	9,658	9,658
Total interest sensitive assets	555,736	78,013	150,803	160,206	63,464	1,008,222
Interest sensitive liabilities:
NOW and savings deposits	86,685	—	—	—	—	86,685
Money market deposits	369,221	—	—	—	—	369,221
Time deposits	101,174	74,342	50,952	1,738	—	228,206
Other borrowings	10,000	1,075	—	—	10,000	21,075
Total interest sensitive liabilities	567,080	75,417	50,952	1,738	10,000	705,187
Interest sensitivity gap	$(11,344)	$2,596	$99,851	$158,468	$53,464	$303,035
Cumulative interest sensitivity gap	$(11,344)	$(8,748)	$91,103	$249,571	$303,035
Percentage cumulative gap to total interest sensitive assets	(1.1)%	(0.9)%	9.0%	24.8%	30.1%
As illustrated in Table 3, we are asset sensitive in the long term, despite the large balances in our non-maturity deposits. As stated previously, this is a model of a one-day position. Because of their limited term before being delivered to investors, loans held for sale are treated as though it were a single duration asset, as opposed to a constantly renewing asset. Being asset sensitive means assets will reprice more quickly than deposits. This is an optimal position to be in when poised for rising rates.
In recognition of the fact that all modeling tools have some form of limitation, ALCO utilizes a more sophisticated interest rate risk measurement tool. Simulation analysis is used to subject the current repricing conditions to rising interest rates in increments of 1%, 2%, 3% and 4% and falling interest rates in decrements of 1% and 2% to determine how net interest income changes for the next twelve and twenty-four months, with flat growth, under two rate assumptions. The assumptions are “shocked”, in a scenario that assumes the entire rate change has occurred in a single month, and “ramped”, in a scenario that assumes rate changes have occurred equally throughout the analysis period. ALCO also applies a “shocked” and “ramped” assumption when measuring the effects of changes in interest rates over a twelve month period on MVE by discounting future cash flows of interest bearing deposits and loans using new rates at which deposits and loans would be made to similar depositors and borrowers. Market value changes in the investment portfolio are estimated by discounting future cash flows and using duration analysis. Loan and investment security prepayments are estimated using current market information. Tables 4 and 4A show the estimated impact of changes in interest rates up 1%, 2%, 3% and 4% and down 1% and 2%, on net interest income and on MVE as of December 31, 2014 (in thousands).
Change in Net Interest Income
Shocked Assumption Results: The projected change in net interest income due to changes in interest rates in both the twelve and twenty-four month projection at December 31, 2014, were compliant with internal guidelines. The internal guidelines are set by management and approved by our Board. These guidelines have been established to assist the Company in monitoring potential sensitivity to interest rate risk, but a non-compliant result is not an indication of excessive risk. It is merely an indicator that closer monitoring by management may be necessary.
Ramped Assumption Results: The projected change in net interest income due to changes in interest rates in the twelve month and twenty-four month projection at December 31, 2014, were in compliance with our established internal guidelines at all rate increments.
Earnings are projected to increase when rates increase. These results further support the results from Table 3 which indicated we are asset sensitive. However, these results should not be treated as a projection of our actual income when rates begin to rise. As stated previously, all models have limitations. This model makes two basic assumptions based on the source data being a snapshot of a single date, December 31, 2014. The first is: as rates move up or down asset and liability levels would remain constant and the second is: all assets and liabilities will reprice, at or close to, the same time. Actual asset and liability levels change daily with new loans, loan payoffs, new deposits, withdrawals, etc., occurring at regular intervals. With each addition, loan rates offered may vary from those in the model based on the financial strength of the borrower. Deposits may be added or withdrawn to types different from those projected in the model. The models assumption of either a smooth rate transition over the time periods indicated or an immediate change may differ from actual changes with regard to timing and velocity.
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

Table 4 - CHANGE IN NET INTEREST INCOME

SHOCKED
Change in Interest Rates(1)	12 Months Changes in Net Interest Income(2)		24 Months Changes in Net Interest Income(2)
	Amount	Percent	Amount	Percent
Up 4%	$5,952	15.75%	$14,617	19.27%
Up 3%	3,993	10.57	10,050	13.25
Up 2%	2,056	5.44	5,516	7.27
Up 1%	433	1.15	1,387	1.83
Down 1%	(110)	(0.29)	21	0.03
Down 2%	(1,639)	(4.34)	(3,507)	(4.62)

RAMPED
Change in Interest Rates(1)	12 Months Changes in Net Interest Income(2)		24 Months Changes in Net Interest Income(2)
	Amount	Percent	Amount	Percent
Up 4%	$2,492	6.59%	$11,076	14.60%
Up 3%	2,280	6.04	8,261	10.89
Up 2%	1,493	3.95	4,931	6.50
Up 1%	399	1.06	1,358	1.79
Down 1%	(7)	(0.19)	51	0.07
Down 2%	(1,012)	(2.68)	(2,874)	(3.79)

(1)	Our simulation model makes assumptions including the slope and timing of rate increases, the rates that drive certain financial instruments, prepayment assumptions, etc.

(2)	Represents the difference between estimated net interest income for the next 12 and 24 months in the current rate environment.
Table 4A - CHANGE IN MARKET VALUE OF PORTFOLIO EQUITY

	SHOCKED		RAMPED
Change in Interest Rates(1)	Changes in Market Value of Portfolio Equity(2)		Changes in Market Value of Portfolio Equity(2)
	Amount	Percent	Amount	Percent
Up 4%	$17,759	8.68%	$22,461	10.97%
Up 3%	12,688	6.20	15,612	7.63
Up 2%	10,659	5.21	11,797	5.76
Up 1%	6,451	3.15	6,679	3.26
Down 1%	(12,611)	(6.16)	(12,809)	(6.26)
Down 2%	(50,215)	(24.53)	(50,563)	(24.70)

(1)	Our simulation model makes assumptions including the slope and timing of rate increases, the rates that drive certain financial instruments, prepayment assumptions, etc.

(2)	Represents the difference between market value of portfolio equity in the current interest rate environment.

NON-INTEREST INCOME
Non-interest income declined $2,803,030, or 4.0% in 2014 when compared to 2013 and $19,878,535 or 22.1% in 2013 when compared to 2012. The following table lists the major components of non-interest income for December 31, 2014, 2013, and 2012.

	December 31,
	2014	2013	2012
Mortgage banking income	$62,440,013	$65,672,402	$86,337,921
Service charges and fees	2,058,262	1,941,926	1,830,018
Title company income	669,785	789,253	814,487
Bank owned life insurance income	247,366	236,377	226,893
Investment and insurance commissions	1,592,398	1,053,429	172,667
(Loss) gain on sale of assets, net	(266)	58,460	5,539
Gain on sale of securities, net	155	—	920
Other	71,528	130,424	372,361
	$67,079,241	$69,882,271	$89,760,806

Mortgage banking income, which is the largest component of non-interest income, is the primary source of the decline in the years presented. In 2014, mortgage banking income declined $3.2 million, or 4.9% compared to 2013, which had declined $20.7 million, or 23.9% from 2012. Mortgage banking income represents fees from originating and selling residential mortgage loans as well as commercial mortgages through Monarch Mortgage and our subsidiary, Monarch Capital, LLC. Production declined in both 2014 and 2013 compared to 2012 which was a record year for production because rates were at an historical low. Rate increases beginning in June 2013 adversely impacted production. This impact carried through the end of that year and into 2014. Monarch Mortgage originated a total dollar volume of $1,604,726,181 in 2014, compared to $1,977,423,402 in 2013, and $2,703,490,436 in 2012. The total number of loans closed was 6,193 in 2014, 7,201 in 2013, and 9,940 in 2012. By dollar volume, purchase money mortgages represented 80% of loans closed in 2014, 63% of loans closed in 2013 and 42% of loans closed in 2012.
Service charges increased $116 thousand, or 6.0% in 2014 and 6.1% in 2013, or $112 thousand, due to growth in our non-interest bearing deposits, increases in credit card volume and automated teller machine usage. Service charges include overdraft and non-sufficient funds fees, automated teller machine transaction fees, non-recurring loan fees and credit card and merchant fees. Service charge pricing on deposit accounts and loan fees are typically reevaluated annually to reflect current costs and competition.
Title income declined $119 thousand in 2014 and $25 thousand in 2013 due to lower loan closing activities. Title income was generated through Real Estate Security Agency, LLC, a subsidiary of Monarch Investment, LLC, which owns 75% of the company.
In August 2014 Monarch purchased $2,000,000 in BOLI in addition to the $6,000,000 purchased in October 2005. Income from BOLI is not subject to tax. The tax-effective income earnings from BOLI are $380,560 in 2014, $363,657 in 2013, and $343,777 in 2012.
In August 2012, Monarch introduced a new division to meet the needs of high net worth individuals; Monarch Bank Private Wealth ("MBPW"). In addition, Monarch formed an affiliation with Raymond James Financial Services, Inc., to enable MBPW to offer their clients financial planning, trust and investment services. We also continue to offer investment services, through our investment division, Monarch Investment. In its second full year of operations, MBPW continued to grow investment and insurance commissions. Year over year growth was $539 thousand, or 51.2% in 2014 and $881 thousand, or 510.0% in 2013.
In 2014 we removed a piece of equipment from service and wrote off $266. In 2013 we sold two autos for a net gain of $21,904 and a parcel of land which had been carried in other assets at a gain of $36,556. In 2012 we sold five autos and four pieces of equipment for a net gain of $5,539. We recorded a $155 security gain on an agency bond that was called in 2014. There were no security gains in 2013 and one security gain of $920 in 2012 related to an agency call. There were no security losses in any period presented.
Other income represents a variety of nominal recurring and non-recurring activities and transactions that have occurred throughout the years presented.

NON-INTEREST EXPENSE
Non-interest expense was $88,479,856 in 2014, a decrease of $2,430,962, or 2.7% from 2014. Non-interest expense was $90,910,818 in 2013, a 12.8% decrease from $104,255,614 for 2012. The following table lists the major components of non-interest expense for December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
Salaries and employee benefits	$34,134,998	$34,112,834	$29,868,159
Commissions	24,754,633	28,344,347	46,572,529
Loan origination expenses	6,652,007	7,891,835	8,487,520
Occupancy expenses	6,118,265	5,408,567	4,683,224
Furniture and equipment expense	3,430,278	3,041,345	2,406,533
Marketing expense	3,111,535	2,873,259	2,412,674
Data processing services	2,272,785	1,696,535	1,525,401
Professional fees	1,322,268	1,053,499	1,100,039
Telephone	1,226,389	1,184,894	964,777
Stationary and supplies	484,565	687,971	759,891
FDIC insurance	530,486	567,819	698,857
Postage and delivery	470,113	632,065	634,036
Franchise Tax	825,559	749,705	577,769
Travel	552,037	452,143	395,854
ATM expense	372,782	293,468	286,554
Insurance	311,681	202,776	189,010
Amortization of intangible assets	104,167	178,572	178,572
Title	102,666	106,853	110,970
Valuation adjustments on other real estate	—	—	592,575
Other real estate expense	80,580	7,098	72,080
Rental income, other real estate	(9,620)	—	(10,030)
Loss (income) on sale of other real estate	6,976	3,020	(151,956)
Other	1,624,706	1,422,213	1,900,576
	$88,479,856	$90,910,818	$104,255,614
Commissions, salaries and employee benefits are the the largest components of non-interest expense and the primary driver of annual changes. Commissions are typically a production based form of compensation while salaries are generally position related guaranteed payments. The variable portion of salaries is in the form of overtime. Employee benefits include social security taxes, Medicare taxes, health insurance premiums and a 401k retirement match up. In 2014 the combined expense from commissions, salaries and employee benefits was $58,889,631, or 66.6% of non-interest expense. In 2013 the combined expense from commissions, salaries and employee benefits was $62,457,181, or 68.7% of non-interest expense and in 2012 the expense was $76,440,688, or 73.3% of the total.
Commissions, which are variable in nature, were the primary source of decrease in non-interest expense both 2014 and 2013. Mortgage banking is a commission based industry with the majority of employee income tied to production levels. The decline in production in 2014 resulted in a 12.7%, or $3.6 million decrease in commission compared to 2013. The decline in production in 2013 resulted in a 39.1%, or $18.2 million decrease in commissions compared to 2012. Salaries and employee benefits were relatively flat between 2014 and 2013. Salaries and employee benefits in 2013 represents a full year's expense for a stabilized workforce after notable increases in 2012. In addition, higher compensation related benefits such as social security tax and Medicare tax expenses have contributed to the 2013 increase. At December 31, 2014, we employed a total of 645 full and part-time employees compared to 664 at year-end 2013 and 665 at year-end 2012.
Loan expense declined 15.7% in 2014 compared to 2013 and 7.0% in 2013 compared to 2012. Lower mortgage production is the primary source of the decline. However, there is not a direct relationship between the decline in production and the decline in loan expense. Overall costs associated with mortgage lending have grown due to increased regulation and compliance. Included in loan expense are costs associated with underwriting and processing mortgage loans. Additionally, expense related to the shipping of mortgage loan packages to secondary market investors impacts postage. The telephone is a critical communication tool for the banking industry as a whole and our mortgage lenders in particular. Our bank and mortgage lenders spend a great deal of time out of the office meeting with clients and prospects. This expense has grown with our banking and mortgage operations.

The Company continues to reposition and expand operations to better serve clients. In the third quarter of 2014 we began working on relocating our Towne Center office and completed renovations on our Kempsville banking office. After careful consideration, we closed our Suffolk banking office in 2014. We opened a permanent Williamsburg branch which included MBPW in May 2014. We opened a mortgage and commercial lending office in Newport News in January 2013. In March 2013, we relocated our Monarch Mortgage headquarters, Virginia Beach commercial lending and Oceanfront banking office. In 2012 the Company launched our MBPW division with the opening of an office in Williamsburg. Our mortgage operations continue to expand to new markets as well. These additions and improvements have contributed to the increases in both occupancy and furniture and equipment expense in 2014, 2013 and 2012.
Technology is critical to our success as a company. Changes and innovations in technology are rapidly finding their way to the banking industry and in 2014 Monarch continued its commitment to focus on providing our clients with secure, leading edge technology and service. Monarch launched a new on-line banking platform and website in the fourth quarter of 2014. With this ongoing commitment to technology and security, the expenses related to upgrades and conversions of our systems have resulted in increased data processing costs.
Professional fees which include legal, accounting, and consulting expenses increased in 2014 after declining in 2013. In 2014, the financial impact of the Company exceeding $1.0 billion in assets with its accompanying accounting and regulatory requirements is evident in our professional fees. Outsourcing of audits and system reviews to ensure compliance with stricter standards resulted in increased expense.
Monarch has focused on marketing our company brand and gaining exposure in the communities we serve through advertising, community activities and sponsorships. These activities included, media advertisement, higher visibility sponsorships, and greater community involvement.
The Company typically enters into three year commitments for its larger insurance needs. In 2014 this coverage was renewed. Company growth since entering into the previous contract was the source of the increase in insurance expenses.
Four line items related to other real estate are included in non-interest expense: valuation adjustments for property held in other real estate, other real estate expense, income or loss on sale of other real estate and rental income on other real estate. During 2014, three properties were moved in to other real estate and three properties were subsequently sold. We collected rent on one property in the amount of $9,620. At the end of 2012, there were no properties in other real estate. However, early in 2013 one property was moved to other real estate and subsequently sold. A second property was moved into other real estate at the end of 2013 and was in the account at year end. At the beginning of 2012 there were six properties in other real estate. Three properties were moved into other real estate during 2012 and all nine properties were sold. As stated previously, there were no properties in other real estate at December 31, 2012. There were two properties sold at a gain of $26,287 and one property sold at a loss of $33,263 in 2014. There was one property sold at a loss of $3,020 in 2013, nine properties sold at a net gain of $151,956 in 2012. There were no properties written down in 2013. Based on additional market information and property evaluations, three properties were written down $592,575 in 2012 after being moved into other real estate. Maintenance and selling costs associated with other real estate were $80,580 in 2014, $7,098 in 2013 and $72,080 in 2012. One property in other real estate in 2012 was leased a portion of the year for $10,030 in rental income.
We continue to focus on controlling overhead expenses in relation to income growth. Our efficiency ratio, a productivity measure used to determine how well non-interest expense is managed, was 83.1% in 2014, 82.8% in 2013 and 79.8% in 2012. Our “Bank only” efficiency ratio was 61.1% in 2014, 60.4% in 2013, and 53.6% in 2012. A lower efficiency ratio indicates more favorable expense efficiency. The efficiency ratio is calculated by dividing non-interest expense by the sum of taxable equivalent net interest income and non-interest income. Increased regulatory burden and expenses associated with our non-interest income lines of business have negatively impacted this ratio and the value it provides to investors.

The dollar and percentage change of listed expenses is provided below.

	Year Ended December 31,
	2014 vs. 2013		2013 vs. 2012
	Dollars	Percentage	Dollars	Percentage
Occupancy expenses	$709,698	13.1%	$725,343	15.5%
Data processing services	576,250	34.0%	171,134	11.2%
Furniture and equipment expense	388,933	12.8%	634,812	26.4%
Professional fees	268,769	25.5%	(46,540)	(4.2)%
Marketing expense	238,276	8.3%	460,585	19.1%
Other	202,493	14.2%	(478,363)	(25.2)%
Insurance	108,905	53.7%	13,766	7.3%
Travel	99,894	22.1%	56,289	14.2%
ATM expense	79,314	27.0%	6,914	2.4%
Franchise Tax	75,854	10.1%	171,936	29.8%
Other real estate expense	73,482	1,035.2%	(64,982)	(90.2)%
Telephone	41,495	3.5%	220,117	22.8%
Salaries and employee benefits	22,164	0.1%	4,244,675	14.2%
Loss (income) on sale of other real estate	3,956	131.0%	154,976	(102.0)%
Title	(4,187)	(3.9)%	(4,117)	(3.7)%
Rental income, other real estate	(9,620)	100.0%	10,030	(100.0)%
FDIC insurance	(37,333)	(6.6)%	(131,038)	(18.8)%
Amortization of intangibles	(74,405)	(41.7)%	—	—%
Postage and delivery	(161,952)	(25.6)%	(1,971)	(0.3)%
Stationary and supplies	(203,406)	(29.6)%	(71,920)	(9.5)%
Valuation adjustments on other real estate	—	—%	(592,575)	(100.0)%
Loan origination expenses	(1,239,828)	(15.7)%	(595,685)	(7.0)%
Commissions	(3,589,714)	(12.7)%	(18,228,182)	(39.1)%
INCOME TAXES
In 2014 we recognized $6,032,605 in federal income tax expense compared to federal income tax expense of $5,898,468 in 2013. Income tax as a percentage of pretax income may vary significantly from statutory rates due to permanent differences, which are items of income and expense excluded by law from the calculation of taxable income. Permanent differences generally include interest income from BOLI, municipal securities and dividends on federal reserve stock, and expenses related meals and entertainment, and certain dues. The resulting effective tax rate was 34.1% in 2014, 33.7% in 2013 compared to 34.4% in 2012. Differences between years are due to changes in permanent exclusions from income and expense. We pay state taxes related to Monarch Mortgage in Maryland, North Carolina and South Carolina. The following table provides state taxes the effective federal tax rate.

Income Tax Summary
	Year Ended December 31,
	2014	2013	2012
Income tax provision	$6,490,273	$6,386,040	$7,426,785
Less: state tax provision	457,668	487,572	453,403
Federal tax provision	$6,032,605	$5,898,468	$6,973,382

Income attributable to Monarch Financial Holdings, Inc.	$17,702,123	$17,477,047	$20,251,654
Effective federal tax rate	34.1%	33.7%	34.4%

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
Funding for retail mortgage banking services' loans held for sale (LHFS) portfolio is provided by community banking services. The outstanding LHFS balance and related interest earned for the bank's interim holding period of these loans is recorded in the community banking segment. This interim interest income was $4,866,818 in 2014, $7,021,186 in 2013, and $11,257,408 in 2012.
Segment information for the years 2014, 2013 and 2012 is shown in the following table. The “Other” column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments and inter-company eliminations.
Selected Financial Information

	Commercial and Other Banking	Mortgage Banking Operations	Inter-segment Eliminations	Total
Year Ended December 31, 2014
Interest income	$42,385,437	$605,470	$—	$42,990,907
Interest expense	(3,661,164)	—	—	(3,661,164)
Net interest income	38,724,273	605,470	—	39,329,743
Provision expense	—	—	—	—
Net interest income after provision for loan losses	38,724,273	605,470	—	39,329,743
Non-interest income	5,317,295	62,440,013	(678,067)	67,079,241
Non-interest expenses	(27,350,019)	(61,807,904)	678,067	(88,479,856)
Net income before income taxes and non-controlling interest	16,691,549	1,237,579	—	17,929,128
Income tax provision	(6,042,274)	(447,999)	—	(6,490,273)
Less: Net income attributable to non-controlling interests	(29,287)	(197,718)	—	(227,005)
Net income attributable to Monarch Financial Holdings, Inc.	$10,619,988	$591,862	$—	$11,211,850

Year Ended December 31, 2013
Interest income	$43,518,266	$830,171	$—	$44,348,437
Interest expense	(4,786,458)	—	—	(4,786,458)
Net interest income	38,731,808	830,171	—	39,561,979
Provision expense	—	—	—	—
Net interest income after provision for loan losses	38,731,808	830,171	—	39,561,979
Non-interest income	5,274,634	65,672,402	(1,064,765)	69,882,271
Non-interest expenses	(28,886,930)	(63,088,653)	1,064,765	(90,910,818)
Net income before income taxes and non-controlling interest	15,119,512	3,413,920	—	18,533,432
Income tax provision	(5,209,710)	(1,176,330)	—	(6,386,040)
Less: Net income attributable to non-controlling interests	(47,305)	(1,009,080)	—	(1,056,385)
Net income attributable to Monarch Financial Holdings, Inc.	$9,862,497	$1,228,510	$—	$11,091,007

	Commercial and Other Banking	Mortgage Banking Operations	Inter-segment Eliminations	Total
Year Ended December 31, 2012
Interest income	$45,593,745	$874,720	$—	$46,468,465
Interest expense	(5,916,233)	—	—	(5,916,233)
Net interest income	39,677,512	874,720	—	40,552,232
Provision expense	(4,831,133)	—	—	(4,831,133)
Net interest income after provision for loan losses	34,846,379	874,720	—	35,721,099
Non-interest income	5,222,612	86,056,021	(1,517,827)	89,760,806
Non-interest expenses	(24,168,712)	(81,604,729)	1,517,827	(104,255,614)
Net income before income taxes and non-controlling interest	15,900,279	5,326,012	—	21,226,291
Income tax provision	(5,563,287)	(1,863,498)	—	(7,426,785)
Less: Net income attributable to non-controlling interests	(72,207)	(902,430)	—	(974,637)
Net income attributable to Monarch Financial Holdings, Inc.	$10,264,785	$2,560,084	$—	$12,824,869
Segment Assets
2014	$1,062,825,141	$15,071,113	$(11,159,280)	$1,066,736,974
2013	$1,015,770,066	$11,991,775	$(11,061,181)	$1,016,700,660

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
GENERAL
Total assets were $1,066.8 million at December 31, 2014, an increase of $50.1 million, or 5% compared to $1,016.7 million at year-end 2013. This increase is attributable to a $48 million, or 48% increase in our loans held for sale portfolio which was $147.7 million at year end and loans held for investment which rose $60 million, or 8.5% to $763.6 million. Interest bearing bank balances grew $17.8 million or 56% to $49.7 million. As a partial offset to these increases we saw declines in several areas. Federal funds sold decreased $52.8 million, or 97.9% to $1.1 million. Available for sale investments decreased $25 million, or 51.4% to $23.7 million.
Total liabilities increased $40.2 million, or 4.4% to $959.2 million at December 31, 2014, compared to $919.0 million at December 31, 2013. Total deposits were $919.4 million at year end 2014, an increase of 2.9% or $26.2 million when compared to $893.1 million at December 31, 2013. Total borrowings increased $9.9 million to $21.0 million at December 31, 2014. Total stockholders’ equity was $107.5 million at December 31, 2014, compared to $97.7 million at December 31, 2013, an increase of $9.8 million or 10%.

SECURITIES
Our securities portfolio consists primarily of securities for which a market exists. Our policy is to invest mainly in securities of the U. S. Government and its agencies and in other high grade fixed income securities to minimize credit risk. Our securities portfolio plays a limited role in the management of interest rate sensitivity and generates additional interest income. Our portfolio serves primarily as a source of liquidity and is used to meet collateral requirements for municipal deposits.
All of the securities in our portfolio are classified, available-for-sale. These securities are carried at estimated fair value and may be sold in response to changes in market interest rates, changes in securities’ prepayment risk, increases in loan demand, general liquidity needs, and other similar factors.

Table 5 - SECURITIES PORTFOLIO
(in thousands)

	As of December 31,
	2014	2013	2012
Securities available-for-sale, at fair value:
U.S. government agency obligations	$20,454	$45,346	$10,574
Residential mortgage-backed securities	1,283	1,567	2,032
Municipal securities	1,988	1,909	1,522
Corporate debt securities	—	—	506
Total Securities Portfolio	$23,725	$48,822	$14,634
The amortized cost and estimated fair value of securities, all of which are classified as available for sale, at December 31, 2014, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

Table 6 - ESTIMATED MATURITIES OF SECURITIES AS OF PERIOD INDICATED
(in thousands)

	December 31, 2014
	1 Year or Less	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
		(Dollars In thousands)
US agency securities:
Amortized cost	$13,496	$7,003	$—	$—	$20,499
Fair value	$13,485	$6,969	$—	$—	$20,454
Weighted average yield	1.59%	1.31%	—	—	1.49%
Residential mortgage backed securities:
Amortized cost	$—	$—	$—	$1,271	$1,271
Fair value	$—	$—	$—	$1,283	$1,283
Weighted average yield	—	—	—	2.62%	2.62%
Municipal securities:
Amortized cost	$—	$1,148	$758	$—	$1,906
Fair value	$—	$1,212	$776	$—	$1,988
Weighted average yield	—	3.90%	3.12%	—	3.60%
Total securities:
Amortized cost	$13,496	$8,151	$758	$1,271	$23,676
Fair value	$13,485	$8,181	$776	$1,283	$23,725
Weighted average yield	1.59%	1.67%	3.12%	2.62%	1.72%
Total investment securities were $23.7 million at December 31, 2014, compared to $48.8 million in 2013. At year end, neither the aggregate book value nor the aggregate market value of the securities of any issuer exceeded ten percent of our stockholders’ equity. Additional information on our investment securities portfolio is in Note 2 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K).
As of December 31, 2014, there was a net unrealized gain of $48,802 related to the available-for-sale investment portfolio compared to a net unrealized loss of $205,607 at year end 2013. Note 2 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K) provides details of the amortized cost, unrealized gains and losses, and estimated fair value of each category of the investment portfolio as of December 31, 2014 and 2013.

LOAN PORTFOLIO
Our lending activities are our principal source of income. Loans held for investment, net of unearned income, increased $59,918,068 or 8.4% during 2014. Mortgage loans held for sale, loans originated for the secondary market by Monarch Mortgage that have closed but not funded with our investors, increased 48.1% or $47,972,491 to $147,690,276 on December 31, 2014 compared to $99,717,785 on December 31, 2013. This increase was due to the pick up in purchase money activity related to new home buying. Discussions below exclude mortgage loans held for sale.
Our loan portfolio is divided into three loan types; commercial, real estate, and consumer. At December 31, 2014 the commercial loan type represents 17.9%, the real estate loan type represents 81.3%, and the consumer loan type represents 0.8% of our loan portfolio.
Commercial loans increased $19.1 million or 16.0% in 2014 to $138.4 million. Commercial loan yield is 5.43% in 2014 compared to 5.19% in 2013 and 5.81% in 2012. Commercial loans are highly sought after in the current banking environment. Competition from the standpoint of both pricing and term is considerable while the number of opportunities available in the market are limited.
Real estate secured loans, increased $38.0 million to $628.2 million in 2014 compared to 2013. The blended yield on this was 5.27% in 2014 compared to 5.41% in 2013 and 5.65% in 2012. Competition for this loan type increased in 2014 as more banks re-entered the market. Prior to this year, margin compression had not been as significant in the loan type because of the limited number of competitors. The real estate secured loan type is further divided into classes based on loan purpose and includes construction, 1-4 family residential properties, home equity lines, multifamily and real estate secured commercial loans. Monarch continued to make real estate secured loans throughout the recent economic downturn, which was counter to many of our competitors. Despite the decline in the real estate market, there remains a number of financially sound companies and individuals with projects and borrowing needs that have allowed us to grow certain classes of the real estate secured portfolio, while maintaining strong credit quality. Commercial real estate loans are by far the largest class of loans in our loans held for investment portfolio, at 33.3% of total loans. This class represents 40.9% of total real estate secured loans and increased $6.8 million or 2.7%, to $257.0 million in 2014. Owner occupied commercial real estate loans comprise 43.7% of that total. Multifamily real estate loans represent 3.5% of total real estate secured loans, declining $5.6 million in 2014 to $21.8 million. Real estate construction increased $17.0 million in 2014 . It is the second largest class of loans, at 22.3% of total loans held for investment and 27.5% of real estate loans, or $172.5 million. 1-4 family residential loans represent 17.4% of this segment and grew 21.8%, or $19.6 million in 2014 to $109.4 million. Home equity lines were relatively flat in 2014, at $67.5 million.
Consumer loans, which comprise less than 1.0% of our loans held for investment, grew $3.1 million in 2014. The yield on consumer and installment loans was 6.06% in 2014, a decline from 9.16% in 2013.
We consider our overall loan portfolio diversified as it consists of 17.9% in commercial loans, 22.3% in construction loans, 14.2% in loans secured by 1-4 family residential properties, 8.7% in home equity lines, 14.5% in owner occupied commercial loans secured by real estate, 18.8% non-owner occupied commercial loans secured by real estate, 2.8% in multifamily loans and less than 1% in consumer loans as of December 31, 2014, as detailed in Table 7 (in thousands) classified by type.
Interest income on consumer, commercial, and real estate mortgage loans is computed on the principal balance outstanding. Most variable rate loans carry an interest rate tied to the Wall Street Journal Prime Rate, as published in the Wall Street Journal. Note 4 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K) provides a schedule of loans by type and other information. We do not participate in highly leveraged lending transactions, as defined by the regulators, and there are no loans of this nature recorded in the loan portfolio. We do not have foreign loans in our portfolio. At December 31, 2014, we had three loan concentrations which exceeded 10% in the area of loans to borrowers who are principally engaged in acquisition, development and construction of multi family homes and developments. A geographic concentration arises because we operate primarily in southeastern Virginia.

Table 7 - LOANS
(in thousands)

	December 31,
	2014	2013	2012	2011	2010
Commercial	$138,511	$119,533	$91,889	$81,130	$86,560
Real estate
Construction	172,337	155,429	154,213	139,313	119,958
Residential (1-4 family)	109,483	89,973	92,606	85,731	84,826
Home equity lines	67,615	67,310	71,635	74,706	80,823
Multifamily	21,809	27,356	20,021	26,780	20,975
Commercial	256,749	250,065	227,621	196,370	162,750
Consumers
Consumer and installment loans	5,992	2,931	3,054	3,532	2,918
Overdraft protection loans	94	74	55	50	58
Loans - net of unearned income (1)	$772,590	$712,671	$661,094	$607,612	$558,868

(1)	Loans - net of unamortized (costs) unearned fees include deferred loan (costs) fees. These (costs) fees were ($77) thousand in 2014, $175 thousand in 2013 and $82 thousand in 2012.

Table 8 - LOAN MATURITIES
(in thousands)

	December 31, 2014
	Due within one year		Due after one year but within five years		Due after five years		Total (1)
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Commercial	$83,551	4.68%	$49,021	5.03%	$5,939	5.04%	$138,511	4.82%
Real estate
Construction	136,206	5.26%	36,131	4.88%	—	—%	172,337	5.18%
Residential (1-4 family)	38,795	5.69%	47,560	5.26%	23,128	4.29%	109,483	5.21%
Home equity lines	383	5.99%	1,171	5.79%	66,061	3.38%	67,615	3.44%
Multifamily	11,595	5.79%	9,595	5.11%	619	5.87%	21,809	5.50%
Commercial	58,742	5.32%	162,189	5.25%	35,818	4.45%	256,749	5.15%
Consumers
Consumer and installment loans	4,065	4.20%	1,773	10.73%	154	11.01%	5,992	6.30%
Overdraft protection loans	56	21.00%	27	20.38%	11	19.11%	94	20.60%
	$333,393	5.19%	$307,467	5.17%	$131,730	3.92%	$772,590	4.98%
Fixed rate loans due			$271,278		$47,456		$445,279
Variable rate loans due			36,189		84,274		327,311
			$307,467		$131,730		$772,590

(1)	Total loans include unamortized (costs) unearned fees in the form of deferred loan (costs) fees. These (costs) fees were ($77) in 2014, $175 thousand in 2013 and $82 thousand in 2012.
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
To determine the total allowance for loan losses, we estimate the reserves needed for each segment of the portfolio, including loans analyzed on both, a pooled basis and individually. Our allowance for loan losses consists of amounts applicable to the following loan types: (i) the commercial loan portfolio; (ii) the real estate loan portfolio; (iii) the consumer loan portfolio. In addition, loans within these portfolios are evaluated as a group or on an individual or relationship basis and assigned a risk grade based on the underlying characteristics. In 2013, we changed the methodology for evaluating pooled loans from an overall profile by risk grade to a historical loss rate by loan class within loan type, which is a more detailed approach, then applied other known inherent risks and quantitative techniques which management has determined fit the characteristics of that type. Prior to 2013 loans were first modeled using the risk rating, historical experience, then other known inherent risks and quantitative techniques which management had determined fit the characteristics of that type, were applied.
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
5 Acceptable with care

The following table delineates, in thousands, our loan portfolio by class and “pass” and “watch list” risk grade for the years ended December 31, 2014 and 2013.
Table 9 - LOANS BY RISK GRADE
(in thousands)

	2014
	Pass	Watch list	Total
Commercial	$135,293	$3,138	$138,431
Real estate
Construction	171,137	1,365	172,502
Residential (1-4 family)	101,861	7,544	109,405
Home equity lines	66,282	1,204	67,486
Multifamily	19,616	2,193	21,809
Commercial	253,525	3,442	256,967
Real estate subtotal	612,421	15,748	628,169
Consumers
Consumer and installment loans	5,893	76	5,969
Overdraft protection loans	97	—	97
Loans to individuals subtotal	5,990	76	6,066
Total gross loans	$753,704	$18,962	$772,666
Unamortized loan costs, net of deferred fees			(77)
Total net loans			$772,589

	2013
	Pass	Watch list	Total
Commercial	$112,513	$6,855	$119,368
Real estate
Construction	147,478	8,073	155,551
Residential (1-4 family)	80,560	9,286	89,846
Home equity lines	65,791	1,386	67,177
Multifamily	26,079	1,314	27,393
Commercial	242,168	8,011	250,179
Real estate subtotal	562,076	28,070	590,146
Consumers
Consumer and installment loans	2,823	88	2,911
Overdraft protection loans	71	—	71
Loans to individuals subtotal	2,894	88	2,982
Total gross loans	$677,483	$35,013	$712,496
Unamortized loan costs, net of deferred fees			175
Total net loans			$712,671
A loan risk graded a loss is charged-off when identified and a loan risk graded as doubtful is classified as a nonaccrual loan. At December 31, 2014 we did not have any loans risk graded as a loss or as doubtful. We do not have any potential problem loans which have not been evaluated and disclosed at December 31, 2014. Loans identified as special mention and substandard may or may not be classified as nonaccrual, based on current performance. “Watch list” loans are evaluated on an individual or relationship basis to determine if any, or all, of our loans to the borrower are at risk. We evaluate the collectability of both principal and interest when assessing the need for a loss accrual. For additional discussion on this evaluation refer to Note 1 and Note 4 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K).
Beginning with the quarter ended March 31, 2013, we changed the methodology for evaluating additional risk inherent in our satisfactory risk grade groups which should be included in our allowance for loan losses. Under the new methodology, loans within this group are evaluated on a pool basis by loan segment which is further delineated by purpose. Each segment is assigned an expected loss factor which is based on a four-year moving average “look-back” at our historical losses for that particular segment. In September 2014, in order to maintain a true loss profile, we began to extend the "look-back" period by one quarter with a target of a five-year "look-back" period by June 2015. We believe this current year adjustment is a change within our methodology and not a change to the methodology itself. At December 31, 2014, we had a four and one half year

"look-back" period. We believe these changes in methodology provide a more accurate evaluation of the potential risk in our portfolio because it is a more granular approach that allows management to capture trends in the portfolio. The additional delineation by purpose establishes a stronger focus on areas of weakness and strength within the portfolio.
The allowance is subject to regulatory examinations and determination as to adequacy. This examination may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.
In 2014 and 2013, we expensed $0 in provision for loan losses compared to $4,831,133 in 2012. Based on the current economic environment and the composition of our loan portfolio, the level of our charged-off loans combined with our peer bank loss experience, we considered this provision to be a prudent allocation of funds for our loan loss allowance.
Loans charged off during 2014 totaled $551,968 compared to $3,222,495 in 2013 and recoveries totaled $439,436 and $1,373,864 in 2014 and 2013, respectively. The ratio of net charge-offs to average outstanding loans was 0.02% in 2014 compared to 0.27% in 2013.
In 2014, approximately $225 thousand in loans charged off were related to failed business activities and $327 were related to residential properties. In 2013, approximately $2.5 million in loans charged off were related to failed business activities, $685 thousand were related to residential properties, with the remaining $23 thousand related to consumer losses. In both 2014 and 2013, the charge-off activities are related to singular events and are not indicative of any trends.
Table 10 presents our loan loss and recovery experience (in thousands) for the past five years.
The allowance for loan losses totaled $8,948,837 at December 31, 2014 a decrease of $112,532 or 1.24% over December 31, 2013. The ratio of the allowance to loans, less unearned income, was 1.16% at December 31, 2014 and 1.27% at December 31, 2013. We believe that the allowance for loan losses is adequate to absorb any probable and inherent losses on existing loans in our loan portfolio at December 31, 2014. The allowance to loans ratio is supported by the level of non-performing loans, the seasoning of the loan portfolio, and the experience of the lending staff in the market. See Note 4 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K) for more information concerning our loan loss and recovery experience.

Table 10 - LOAN LOSS ALLOWANCE AND LOSS EXPERIENCE
(in thousands)

	December 31,
	2014	2013	2012	2011	2010
Balance at beginning of period	$9,061	$10,910	$9,930	$9,037	$9,300
Charge-offs:
Commercial	(22)	(2,468)	(835)	(907)	(304)
Real estate
Construction	(191)	—	(533)	(799)	(3,903)
Residential (1-4 family)	(163)	(149)	(2,239)	(983)	(1,843)
Home equity Lines	(174)	(582)	(602)	(3,158)	(2,887)
Multifamily	—	—	—	—	—
Commercial	—	—	(134)	(276)	(195)
Consumers
Consumer and installment loans	—	(23)	—	(1)	(38)
Overdraft protection loans	(2)	(1)	—	(2)	(1)
	(552)	(3,223)	(4,343)	(6,126)	(9,171)
Recoveries:
Commercial	205	176	67	55	74
Real estate
Construction	80	1,040	151	65	11
Residential (1-4 family)	32	40	197	197	10
Home equity Lines	123	98	74	367	142
Multifamily	—	—	—	—	—
Commercial	—	20	—	—	30
Consumers
Consumer and installment loans	—	—	2	13	1
Overdraft protection loans	—	—	1	2	1
	440	1,374	492	699	269
Net charge-offs	(112)	(1,849)	(3,851)	(5,427)	(8,902)
Provision for loan losses	—	—	4,831	6,320	8,639
Balance at end of period	$8,949	$9,061	$10,910	$9,930	$9,037
Percent of net charge-offs to average total loans outstanding during the period	0.02%	0.27%	0.62%	0.93%	1.61%

TABLE 11 - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
For the Years Ended December 31, 2014, 2013 and 2012
(in thousands)

	Commercial	Real Estate
		Construction	Residential	Home Equity	Multifamily	Commercial
2014
Allowance for credit losses:
Beginning balance	$1,219	$1,978	$1,685	$2,133	$60	$1,305
Charge-offs	(22)	(191)	(163)	(174)	—	—
Recoveries	205	80	32	123	—	—
Provision	(244)	(189)	902	(170)	25	154
Ending balance	$1,158	$1,678	$2,456	$1,912	$85	$1,459

Individually evaluated for impairment	$441	$100	$1,262	$547	$—	$335
Collectively evaluated for impairment	$717	$1,578	$1,194	$1,365	$85	$1,124
Financing receivables:
Ending balance	$138,431	$172,502	$109,404	$67,487	$21,809	$256,967
Ending balance: individually evaluated for impairment	$1,550	$1,272	$7,198	$1,102	$—	$3,131
Ending balance: collectively evaluated for impairment	$136,881	$171,230	$102,206	$66,385	$21,809	$253,836
	Consumers		Unallocated	Total
	Consumer and Installment loans	Overdraft Protection
Allowance for credit losses:
Beginning balance	$99	$1	$581	$9,061
Charge-offs	—	(2)	—	(552)
Recoveries	—	—	—	440
Provision	5	1	(484)	—
Ending balance	$104	$—	$97	$8,949

Individually evaluated for impairment	$75	$—	$—	$2,760
Collectively evaluated for impairment	$29	$—	$97	$6,189
Financing receivables:
Ending balance	$5,969	$97	$—	$772,666
Ending balance: individually evaluated for impairment	$76	$—	$—	$14,329
Ending balance: collectively evaluated for impairment	$5,893	$97	$—	$758,337

	Commercial	Real Estate
		Construction	Residential	Home Equity	Multifamily	Commercial
2013
Allowance for credit losses:
Beginning balance	$1,750	$2,360	$1,545	$1,402	$291	$2,882
Charge-offs	(2,468)	—	(149)	(582)	—	—
Recoveries	176	1,040	40	98	—	20
Provision	1,761	(1,422)	249	1,215	(231)	(1,597)
Ending balance	$1,219	$1,978	$1,685	$2,133	$60	$1,305

Individually evaluated for impairment	$713	$736	$274	$510	$—	$616
Collectively evaluated for impairment	$506	$1,242	$1,411	$1,623	$60	$689
Financing receivables:
Ending balance	$119,368	$155,551	$89,846	$67,177	$27,393	$250,179
Ending balance: individually evaluated for impairment	$6,842	$7,095	$5,956	$1,386	$308	$5,716
Ending balance: collectively evaluated for impairment	$112,526	$148,456	$83,890	$65,791	$27,085	$244,463
	Consumers		Unallocated	Total
	Consumer and Installment loans	Overdraft Protection
Allowance for credit losses:
Beginning balance	$56	$1	$623	$10,910
Charge-offs	(23)	(1)	—	(3,223)
Recoveries	—	—	—	1,374
Provision	66	1	(42)	—
Ending balance	$99	$1	$581	$9,061

Individually evaluated for impairment	$84	$—	$—	$2,933
Collectively evaluated for impairment	$15	$1	$581	$6,128
Financing receivables:
Ending balance	$2,911	$71	$—	$712,496
Ending balance: individually evaluated for impairment	$88	$—	$—	$27,391
Ending balance: collectively evaluated for impairment	$2,823	$71	$—	$685,105

	Commercial	Real Estate
		Construction	Residential	Home Equity	Multifamily	Commercial
2012
Allowance for credit losses:
Beginning balance	$1,946	$1,426	$2,733	$1,070	$346	$2,224
Charge-offs	(835)	(533)	(2,239)	(602)	—	(134)
Recoveries	67	151	197	74	—	—
Provision	572	1,316	854	860	(55)	792
Ending balance	$1,750	$2,360	$1,545	$1,402	$291	$2,882

Individually evaluated for impairment	$815	$740	$635	$626	$113	$513
Collectively evaluated for impairment	$935	$1,620	$910	$776	$178	$2,369
Financing receivables:
Ending balance	$91,804	$154,297	$92,497	$71,491	$20,033	$227,814
Ending balance: individually evaluated for impairment	$2,873	$9,173	$5,615	$1,498	$2,218	$5,985
Ending balance: collectively evaluated for impairment	$88,931	$145,124	$86,882	$69,993	$17,815	$221,829
	Consumers		Unallocated	Total
	Consumer and Installment loans	Overdraft Protection
Allowance for credit losses:
Beginning balance	$28	$4	$153	$9,930
Charge-offs	—	—	—	(4,343)
Recoveries	2	1	—	492
Provision	26	(4)	470	4,831
Ending balance	$56	$1	$623	$10,910

Individually evaluated for impairment	$25	$—	$—	$3,467
Collectively evaluated for impairment	$31	$1	$623	$7,443
Financing receivables:
Ending balance	$3,026	$50	$—	$661,012
Ending balance: individually evaluated for impairment	$142	$—	$—	$27,504
Ending balance: collectively evaluated for impairment	$2,884	$50	$—	$633,508

Table 12 provides a breakdown of the allowance for loan losses by segment with the relative percentage of that allowance to the segment it represents.
TABLE 12 - Allocation of the Allowance for Loan Losses

	2014		2013		2012
	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans
Commercial	$1,157,867	17.9%	$1,219,255	16.8%	$1,749,641	13.9%
Real estate
Construction	1,678,022	22.3%	1,978,320	21.8%	2,360,707	23.3%
Residential (1-4 family)	2,456,418	14.2%	1,685,502	12.6%	1,545,315	14.0%
Home equity lines	1,911,634	8.7%	2,132,916	9.4%	1,402,448	10.8%
Multifamily	85,056	2.8%	59,586	3.9%	290,532	3.0%
Commercial	1,458,664	33.3%	1,305,131	35.1%	2,882,398	34.5%
Consumers
Consumer and installment loans	104,661	0.8%	99,271	0.4%	55,192	0.5%
Overdraft protection loans	260	—%	688	—%	501	—%
Unallocated	96,255		580,700		623,266
	$8,948,837	100.0%	$9,061,369	100.0%	$10,910,000	100.0%
Total loans held for investment outstanding *	$772,589,535		$712,671,467		$661,094,162
Ratio of allowance for loan losses to total loans held for investment	1.16%		1.27%		1.65%
	2011		2010
	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans
Commercial	$1,946,528	13.4%	$919,774	15.5%
Real estate
Construction	1,426,135	22.9%	1,931,797	21.5%
Residential (1-4 family)	2,733,263	14.1%	2,114,094	15.2%
Home equity lines	1,070,309	12.3%	2,443,275	14.5%
Multifamily	345,770	4.4%	146,923	3.7%
Commercial	2,223,506	32.3%	1,308,073	29.1%
Consumers
Consumer and installment loans	27,099	0.3%	84,384	0.5%
Overdraft protection loans	4,370	—%	466	—%
Unallocated	153,020		89,014
	$9,930,000	100.0%	$9,037,800	100.0%
	$607,612,446		$558,868,227
	1.63%		1.62%

*
Total loans held for investment outstanding includes deferred fees net of unamortized loan (costs) of ($76,812) at December 31, 2014 and unamortized loan costs, net of deferred fees of $174,976 at December 31, 2013.

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

Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings, and these are detailed in Table 13. Based on this definition total non-performing loans as a percentage of total loans were 0.73% and 1.0% at December 31, 2014 and December 31, 2013, respectively. However, at December 31, 2014 all but one of our troubled debt restructure loans were performing. At December 31, 2013 all of our troubled debt restructure loans were performing. Excluding performing troubled debt restructures this percentage declines to 0.37% in 2014 and 0.31% in 2013.
There were thirteen loans totaling $2,704,572 in non-accrual status at December 31, 2014 and ten loans totaling $1,740,070 in non-accrual status at December 31, 2013. All of these loans have been identified as impaired according to Accounting Standards Codification 310, Receivables. A loan is considered impaired if it is probable that the lender will be unable to collect all amounts due under the contractual terms of the loan agreement. We have provided specific reserves for these non-accrual loans in our allowance for loan loss of $434,058 at December 31, 2014, and $144,903 in 2013. We recognized interest income on these loans of $102,265 and $9,499 in 2014 and 2013, respectively. Our average recorded investment in non-performing loans was $2,403,208 in 2014 and $2,081,959 in 2014.
There was one loan totaling $174,976 on accrual status and past due 90 days or more at December 31, 2014 and one loan for $472,052 at December 31, 2013. There was one asset in other real estate totaling $144,000 at December 31, 2014 and one asset in other real estate totaling $301,963 at December 31, 2013.

Table 13 - NONPERFORMING ASSETS
Amounts are in thousands, except ratios

	December 31,
	2014	2013	2012	2011	2010
Non-accruing loans:
Commercial	$582	$—	$—	$1,022	$1,393
Real estate
Construction	213	358	1,028	129	1,758
Residential (1-4 family)	1,245	826	931	1,224	3,496
Home equity Lines	250	552	586	857	757
Multifamily	—	—	—	—	—
Commercial	231	—	95	229	179
Consumers
Consumer and installment loans	1	4	142	20	—
Overdraft protection loans	—	—	—	—	—
Total non-accruing loans	2,522	1,740	2,782	3,481	7,583
Loans past due 90 days and accruing interest:
Commercial	—	—	—	39	271
Real estate
Construction	—	—	—	—	241
Residential (1-4 family)	175	472	—	139	418
Home equity Lines	—	—	—	—	180
Multifamily	—	—	—	—	—
Commercial	—	—	153	—	—
Consumers
Consumer and installment loans	—	—	—	—	21
Overdraft protection loans	—	—	—	—	—
Total past due loans	175	472	153	178	1,131
Restructured loans - non-accruing
Commercial	—	—	617	633	182
Real estate
Construction	—	—	—	—	—
Residential (1-4 family)	183	—	—	—	125
Home equity Lines	—	—	—	—	—
Multifamily	—	—	—	—	—
Commercial	—	—	—	—	—
Consumers
Consumer and installment loans	—	—	—	—	—
Overdraft protection loans	—	—	—	—	—
Total restructured loans past due	183	—	617	633	307
Foreclosed property	144	302	—	3,369	1,745
Total non-accruing nonperforming assets	$3,024	$2,514	$3,552	$7,661	$10,766
Restructured loans - accruing
Commercial	—	—	—	—	—
Real estate
Construction	—	—	—	—	—
Residential (1-4 family)	1,337	263	84	103	—
Home equity Lines	—	—	—	—	—
Multifamily	—	—	—	—	—
Commercial	1,333	4,569	1,404	1,588	—
Consumers
Consumer and installment loans	74	84	—	—	—
Overdraft protection loans	—	—	—	—	—
Accruing restructured loans carried in nonperforming assets	$2,744	$4,916	$1,488	$1,691	$—
Total nonperforming assets	$5,768	$7,430	$5,040	$9,352	$10,766

	December 31,
	2014	2013	2012	2011	2010
Asset Quality Ratios:
Allowance for loan losses to period-end loans	1.16%	1.27%	1.65%	1.63%	1.62%
Allowance for loan losses to non-accruing nonperforming loans	310.77%	409.63%	307.15%	231.36%	100.19%
Non-accruing nonperforming assets to total assets	0.28%	0.25%	0.29%	0.84%	1.30%
Nonperforming assets to total assets	0.54%	0.73%	0.41%	1.03%	1.30%

There were eight restructured loans at December 31, 2014 with an investment amount of $2,927,561. We have provided specific reserves in our allowance for loan loss of $849,886 for these loans. One restructured loan in the amount of $183,400 was not accruing at December 31, 2014. There were five restructured loans at December 31, 2013 with an investment amount of $4,716,299. We provided specific reserves in our allowance for loan loss of $313,792 for these loans. All restructured loans were accruing at December 31, 2013.

Table 14 - NON-PERFORMING LOANS
(in thousands)

	Non-Performing Loan Balances					Loan Loss Provision for Non-Performing Loans
	Loans 90 Days Past Due And Still Accruing	Nonaccrual Loans	Non-accruing Restructured Loans	Accruing Restructured Loans	Total Non-Performing Loans	Loan Loss Allowance Provided	Loan Balance With Loan Loss Allowance	Loan Balance Without Loan Loss Allowance
December 31, 2014
Commercial	$—	$582	$—	$—	$582	$172	$582	$—
Real estate
Construction	—	213	—	—	213	90	213	—
Residential (1-4 family)	175	1,245	183	1,337	2,940	654	2,316	624
Home equity lines	—	250	—	—	250	7	250	—
Multifamily	—	—	—	—	—	—	—	—
Commercial	—	231	—	1,333	1,564	330	1,564	—
Consumers
Consumer and installment loans	—	1	—	74	75	74	74	1
Overdraft protection loans	—	—	—	—	—	—	—	—
Total	$175	$2,522	$183	$2,744	$5,624	$1,327	$4,999	$625
December 31, 2013
Commercial	$—	$—	$—	$—	$—	$—	$—	$—
Real estate
Construction	—	358	—	—	358	134	358	—
Residential (1-4 family)	472	826	—	263	1,561	10	226	1,335
Home equity lines	—	552	—	—	552	—	—	552
Multifamily	—	—	—	—	—	—	—	—
Commercial	—	—	—	4,569	4,569	230	3,200	1,369
Consumers
Consumer and installment loans	—	4	—	84	88	84	84	4
Overdraft protection loans	—	—	—	—	—	—	—	—
Total	$472	$1,740	$—	$4,916	$7,128	$458	$3,868	$3,260

Table 15 - NON-PERFORMING ASSETS
(in thousands)

	Total Non-Performing Loans	Other Real Estate Owned	Total
December 31, 2014
Commercial	$582	$—	$582
Real estate
Construction	213	144	357
Residential (1-4 family)	2,940	—	2,940
Home equity lines	250	—	250
Multifamily	—	—	—
Commercial	1,564	—	1,564
Consumers
Consumer and installment loans	75	—	75
Overdraft protection loans	—	—	—
Total	$5,624	$144	$5,768
December 31, 2013
Commercial	$—	$—	$—
Real estate
Construction	358	—	358
Residential (1-4 family)	1,561	302	1,863
Home equity lines	552	—	552
Multifamily	—	—	—
Commercial	4,569	—	4,569
Consumers
Consumer and installment loans	88	—	88
Overdraft protection loans	—	—	—
Total	$7,128	$302	$7,430

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
Table 16 presents the average balances of deposits and the average rates paid on those deposits for the past two years (in thousands).
Table 16 - AVERAGE DEPOSITS
(in thousands)

	2014		2013		2012
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits non-interest bearing	$227,600	—%	$210,325	—%	$161,866	—%
Demand accounts interest bearing	50,027	0.16%	49,284	0.19%	40,764	0.21%
Money market accounts	370,998	0.36%	347,734	0.42%	302,750	0.59%
Savings accounts	22,992	0.38%	22,346	0.41%	19,765	0.45%
Time deposits	195,391	0.87%	249,071	0.92%	340,188	0.89%
	$867,008	0.37%	$878,760	0.45%	$865,333	0.57%

Table 17 presents the ending balances of deposits, dollar and percentage change on those deposits for the past two years (in thousands).

Table 17 - ENDING DEPOSITS
(in thousands)

			Change
	2014	2013	Dollar	Percent
Demand deposits non-interest bearing	$235,301	$206,891	$28,410	13.7%
Demand accounts interest bearing	66,682	55,528	11,154	20.1%
Money market accounts	369,221	374,462	(5,241)	(1.4)%
Savings accounts	20,003	22,137	(2,134)	(9.6)%
Time deposits	228,206	234,100	(5,894)	(2.5)%
	$919,413	$893,118	$26,295	2.9%
We are continually evaluating the mix of our deposit base (time deposits versus demand, money market and savings) in relation to our funding needs and current market conditions. Demand deposit products are an area of focus due to their low cost.
Non-interest bearing demand deposits increased an average of $17.3 million, or 8.2% in 2014 and $28.4 million, or 13.7% on an annual basis. The majority of our non-interest bearing demand accounts are commercial, small business and attorney escrow accounts. Commercial accounts have increased an average of $15.3 million in the past year while small business checking declined an average of $2.1 million. On an annual basis commercial accounts increased $30.3 million and small business accounts were flat. The variation between the trending of average and ending balances in our demand accounts indicates growth throughout the year. Monarch began focusing on growing low cost demand and NOW accounts several years ago. This focus has taken the form of developing a well trained, dedicated cash management team with a goal of providing high quality service and cost effective products to our commercial and small business clients, thereby growing business deposits and also obtaining their personal banking accounts in the process. NOW accounts grew $1.4 million on average and $11.2 million year over year in 2014. The majority of the activity in NOW accounts was in personal accounts.
On average, savings account balances were flat, but declined $2.1 million year over year. The declined is attributable to a decline in municipal savings. Savings accounts are typically utilized by municipalities with specific needs, such as court appointed accounts, for individuals with limited savings capacity or with specific short term goals. Both groups are looking for a place to set aside funds but are not particularly interest rate sensitive.
Money market accounts increased an average $23.3 million, or 6.7% but declined $5.2 million, or 1.4% on an annual basis in 2014. Our money market portfolio consists of both core and non-core accounts. Core money market accounts, which are in market individual client accounts, increased on average $25.0 million, but declined $2.9 million annually, in 2014. Our core money market account is a multi-tiered product offering better rates than savings accounts but at higher deposit levels. It is a highly competitive product that offers more flexibility than time deposits with the benefit of rates comparable with short term time deposits. In 2012, we began reducing the rates on our core money market accounts to control growth. We continued that trend in both 2014 and 2013. However, our rates remain highly competitive, as is evidenced by the changes in our core money market accounts. Non-core money market account balances, which is two brokered money market accounts, decreased on average $2.5 million in 2014 compared to 2013, and $2.4 million on an annual basis. The balance and interest rate in the non-core money market account is controlled through contract.
Certificates of deposit of $100,000 or more are detailed in Table 18. More information on deposits $250,000 or more is contained in Note 9 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K).

Certificates of deposit as of December 31, 2014 and 2013 in amounts of $100,000 and over were classified by maturity as follows:
Table 18 - CERTIFICATES OF DEPOSITS $100,000 AND OVER
(in thousands)

	December 31,
	2014			2013
	Combined	Core	Brokered	Combined	Core	Brokered
3 months or less	$81,867	$24,163	$57,704	$66,379	$23,165	$43,214
Over 3 through 6 months	18,776	9,051	9,725	24,185	19,251	4,934
Over 6 through 12 months	29,087	22,976	6,111	37,992	30,039	7,953
Over 12 months	30,957	28,255	2,702	46,204	38,977	7,227
	$160,687	$84,445	$76,242	$174,760	$111,432	$63,328
At December 31, 2014 our brokered time deposits to total deposits ratio was 8.3% compared to 7.1% at December 31, 2013. Although brokered deposits are purchased in large denomination transactions, the majority of these deposits are in denominations of less than $250,000, providing us with a balance of stability and flexibility. Brokered deposits include Certificate of Deposit Account Registry Service (“CDARS”) deposits used by municipalities and other depositors to ensure full FDIC insurance protection. We had $14.0 million in municipal deposits in CDARS at December 31, 2014 and $19.4 million one year prior. We use our brokered time deposits primarily to fund our loans held for sale portfolio. CDARS offers short term CD products called One-way Buys, which allow participants to bid weekly for available deposits at specified terms. At December 31, 2014 four of our brokered deposits totaling $54.3 million and at December 31, 2013 two of our brokered deposits totaling $35.0 million were in the form of CDARS One-way Buys with remaining terms of between 2 and 26 days. These deposits work well for Monarch because of their weekly availability, coupled with their short term, which allows us to more closely mirror the funding needs of our loans held for sale. As of December 31, 2014, our non-brokered deposits in excess of $250,000 totaled $19.1 million compared to $21.2 million one year prior.
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
Cash, cash equivalents and federal funds sold totaled $65.4 million as of December 31, 2014, a decrease of $39.5 million from the year ended December 31, 2013. At December 31, 2014, cash, securities classified as available for sale and federal funds sold were $39.4 million or 3.2% of total earning assets, compared to $121.8 million or 12.8% of total earning assets at December 31, 2013.
We are members of the Promontory Network and have access to a program through their Certificate of Deposit Account Registry Service® (“CDARS”) to use their CDARS One Way BuySM to purchase cost-effective funding without collateralization (and in lieu of generating funds through “traditional” brokered CDs or the Federal Home Loan Bank). These funds are accessed through a weekly auction. The auction typically takes place on Wednesdays, with next day settlement. There are seven maturities available ranging from 4 weeks to 5 years. If we are allotted funds in the auction, we incur no transaction fees or commissions. Although the process to compete for these deposits is different from the process for traditional brokered CDs, they are still considered brokered for regulatory purposes. These funds are subject to discretionary limitations on volume that we normally would impose on traditional brokered deposits. Based on our “well capitalized” status, we are able to draw up to 30% of assets or $320.0 million from this program at December 31, 2014. We had $64.5 million in the CDARS One Way BuySM program on our balance sheet from this program at December 31, 2014 and $38.5 million at December 31, 2013.

We have additional sources of liquidity available to us including the capacity to borrow additional funds through several established arrangements. Further information on Borrowings is contained in Note 10 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K).
In the course of operations, due to fluctuations in loan and deposit levels, we occasionally find it necessary to purchase federal funds on a short-term basis. We maintain unsecured federal funds line arrangements with five other banks, which allow us to purchase funds totaling $68,000,000. These lines mature and reprice daily. There were no federal funds purchased at December 31, 2014 or December 31, 2013.
We also have access to the Federal Reserve Bank of Richmond’s discount window should a liquidity crisis occur. We have not used this facility in the past and consider it a backup source of funds.
We are a member of the Federal Home Loan Bank of Atlanta (“FHLB”) and as such, may borrow funds under a line of credit based on criteria established by the FHLB. This line of credit would allow us to borrow up to 30% of assets, or approximately $320.0 million, if collateralized, as of December 31, 2014. This line is secured by loans held for investment, investment securities and mortgage loans held for sale. Loans held for investment consists of blanket liens on our portfolio of 1-4 family residential loans, home equity lines of credit/loans and qualifying commercial real estate loans. Combined, this amounted to a borrowing capacity of $76.0 million at December 31, 2014 and $129.4 million at December 31, 2013 . The investment securities pledged had carrying values of $94 thousand at December 31, 2014 and $126 thousand at December 31, 2013. This line is reduced by $8.0 million, which has been pledged as collateral for public deposits. Should we ever desire to increase the line of credit beyond the 30% limit, the FHLB would allow borrowings of up to 40% of total assets once we met specific eligibility criteria.
The mortgage loans held for sale portfolio is pledged daily under the Residential Available For Sale ("RAFS") program which uses loans that have been sold to FHLB approved investors. We are allowed to borrow up to 90% of the pledged loan amount. The RAFS program went into effect in February 2014 after the previous program was discontinued. Based on pledged collateral we had a line of $120.7 million at December 31, 2014. In 2009, we had negotiated a line of credit with FHLB that was secured by specific mortgage loans held for sale (“LHFS”). We pledged these loans, which had been sold to FHLB approved investors, as collateral. In return, we were allowed to borrow up to 92% of these loans for up to 120 days. Blanket liens pledged on specifically designated loans held for sale amounted to $50.8 million. Based on pledged collateral we had a line of $46.8 million at December 31, 2013. This line of credit product was discontinued at year end December 31, 2013 and replaced the RAFS program.
We had $10 million outstanding on our primary line as of December 31, 2014. This advance, which reprices daily, matures April 30, 2015 and carried an interest rate of 0.37% on December 31, 2014. We had $1,075,497 in a fixed-term advance contract outstanding on December 31, 2014. This advance, which was used to match-fund several amortizing longer-term fixed-rate loans, matures on September 28, 2015 and bears interest of 4.96% at December 31, 2014.
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

The Federal Reserve, the Comptroller of the Currency and the Federal Deposit Insurance Bank adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. At December 31, 2014, the required minimum ratio of qualifying total capital to risk-weighted assets was 8%, of which 4% must be tier-one capital. Tier-one capital includes stockholders’ equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. At December 31, 2014, our total risk-based capital ratio was 13.79%, which is well above the regulatory minimum of 8% and the well capitalized minimum of 10%.
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
BASEL III impacts all regulated banks. We have evaluated our balance sheet in light of these standards and have concluded the impact on our capital ratios are expected to be minimal because current ratios are well above the minimums established by BASEL III. The table below lists our capital results for December 31, 2014 and 2013.

Table 19 - REGULATORY CAPITAL
(Dollars in Thousands)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
As of December 31, 2014
Total Risk-Based Capital Ratio
Consolidated Company	$125,728	13.79%	$72,925	8.00%	N/A	N/A
Bank	$125,807	13.81%	$72,900	8.00%	$91,125	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated Company	$116,779	12.81%	$36,462	4.00%	N/A	N/A
Bank	$116,858	12.82%	$36,450	4.00%	$54,675	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated Company	$116,779	11.44%	$40,821	4.00%	N/A	N/A
Bank	$116,858	11.45%	$40,821	4.00%	$51,026	5.00%
(Tier 1 Capital to Average Assets)
As of December 31, 2013
Total Risk-Based Capital Ratio
Consolidated Company	$116,120	13.91%	$66,783	8.00%	N/A	N/A
Bank	$116,340	13.95%	$66,718	8.00%	$83,397	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated Company	$107,059	12.82%	$33,391	4.00%	N/A	N/A
Bank	$107,279	12.86%	$33,359	4.00%	$50,038	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated Company	$107,059	10.81%	$39,600	4.00%	N/A	N/A
Bank	$107,279	10.84%	$39,600	4.00%	$49,501	5.00%
(Tier 1 Capital to Average Assets)
OFF-BALANCE SHEET TRANSACTIONS
We enter into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. Our off-balance sheet transactions recognized as of December 31, 2014 were a letter of credit to secure public funds, commitments to extent credit and standby letters of credit.
Our letter of credit to secure public funds was from the Federal Home Loan Bank, and was for $8.0 million at December 31, 2014 and 2013.
We have commitments to grant loans of $284.4 million and $167.9 million at December 31, 2014 and 2013, respectively. Commitments to extend credit and unfunded commitments under existing lines of credit amounted to $148.7 million at December 31, 2014 and $237.9 million at December 31, 2013, which represent legally binding agreements to lend to clients with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
Standby letters of credit are conditional commitments we issue guaranteeing the performance of a client to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At December 31, 2014 and December 31, 2013, we had $29.3 million and $19.9 million respectively, in outstanding standby letters of credit. We do not have any off-balance sheet subsidiaries or special purpose entities. There were no commitments to purchase securities at December 31, 2014 or 2013.
We and our subsidiaries have thirty-one non-cancellable leases for premises. Further information on lease commitments is contained in Note 6 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K).

CONTRACTUAL OBLIGATIONS
We maintain certain contractual cash obligations that require future cash payments. Management believes we have adequate resources to fund our outstanding commitments. The following table presents our contractual obligations as of December 31, 2014.

Contractual Obligations	Payment Due By Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
FHLB Advances	$11,075,497	$11,075,497	$—	$—	$—
Trust Preferred Subordinated Debt	10,000,000	—	—	—	10,000,000
Capital Leases	16,718,720	2,863,667	4,564,759	1,687,288	7,603,006
Total	$37,794,217	$13,939,164	$4,564,759	$1,687,288	$17,603,006

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
Derivative Financial Instruments
We use derivatives to manage risks related to interest rate movements. Interest rate swap contracts designated and qualifying as cash flow hedges are reported at fair value. The gain or loss on the effective portion of the hedge initially is included as a component of other comprehensive income and is subsequently reclassified into earnings when interest on the related debt is paid. We document our risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. Our interest rate risk management strategy is to stabilize cash flow requirements by maintaining interest rate swap contracts to convert variable-rate debt to a fixed rate and vice versa. We do not hold or issue derivative financial instruments for trading purposes. At September 30, 2014 the interest rate swap on our $10.0 million Trust Preferred Subordinated Debt matured and was not renewed.
Commitments to fund mortgage loans are Interest Rate Lock Commitment ("IRLC") to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are free standing derivatives. The fair value of the interest rate lock is recorded at the end of the financial reporting period and adjusted for the expected exercise of the commitment before the loan is funded. In order to hedge the change in interest rates resulting from its commitments to fund the loans, the Company enters into forward commitments for the future delivery of mortgage loans. Fair value of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair value of these derivatives are included in net gains on sale of loans.
Periodically, we participate in a “mandatory” delivery program for mortgage loans. Under the mandatory delivery system, loans with interest rate locks are paired with the sale of a notional security bearing similar attributes. Interim income or loss on the pairing of the loans and securities is recorded in mortgage banking income on our income statement. In addition, at the time the loan is delivered to an investor, matched securities are repurchased and a gain or loss on the pairing is recorded in mortgage banking income on our income statement. Management has elected to limit our exposure to this form of delivery to $50 million in outstanding loans. We had $48.6 million in the mandatory delivery program at December 31, 2014.

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

SELECTED QUARTERLY FINANCIAL DATA
The following table presents unaudited selected quarterly financial data for 2014 and 2013.

Selected Quarterly Financial Data - Unaudited
	For the Quarter Ended
Earnings (in thousands)	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Interest income	$11,361	$10,639	$10,557	$10,434
Interest expense	(786)	(928)	(977)	(971)
Net interest income	10,575	9,711	9,580	9,463
Provision for loan losses	—	—	—	—
Non-interest income	17,373	17,899	18,499	13,308
Non-interest expense	(23,605)	(23,121)	(23,007)	(18,747)
Pre-tax net income	4,343	4,489	5,072	4,024
Non-controlling interest in net income	(44)	(46)	(121)	(16)
Income taxes	(1,616)	(1,635)	(1,767)	(1,471)
Net income available to common stockholders	$2,683	$2,808	$3,184	$2,537
Per Common Share
Earnings per share - basic	$0.25	$0.26	$0.30	$0.24
Earnings per share - diluted	0.25	0.26	0.30	0.24
Common stock - per share dividends	0.08	0.08	0.08	0.07
Average basic shares outstanding	10,619,443	10,635,275	10,620,869	10,572,435
Average diluted shares outstanding	10,658,600	10,670,507	10,660,217	10,613,452

	For the Quarter Ended
Earnings (in thousands)	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Interest income	$10,677	$10,842	$10,976	$11,854
Interest expense	(1,044)	(1,121)	(1,184)	(1,438)
Net interest income	9,633	9,721	9,792	10,416
Provision for loan losses	—	—	—	—
Non-interest income	14,352	16,675	21,674	17,181
Non-interest expense	(20,562)	(22,315)	(26,173)	(21,861)
Pre-tax net income	3,423	4,081	5,293	5,736
Non-controlling interest in net income	(87)	(256)	(428)	(285)
Income taxes	(1,179)	(1,416)	(1,798)	(1,993)
Net income available to common stockholders	$2,157	$2,409	$3,067	$3,458
Per Common Share
Earnings per share - basic	$0.21	$0.23	$0.29	$0.37
Earnings per share - diluted	0.20	0.23	0.29	0.33
Common stock - per share dividends	0.07	0.06	0.06	0.05
Average basic shares outstanding	10,486,056	10,464,992	10,401,992	9,300,760
Average diluted shares outstanding	10,535,313	10,519,472	10,483,420	10,451,897

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
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
The model assumes flat growth and is a “snapshot” approach that attempts to capture how the assets and liabilities that are on our balance sheet at a specific point in time, which in this case is December 31, 2014, would perform under changing rate scenarios. This approach only focuses on management’s decisions about the pricing, structure and duration of assets and liabilities to that point, filtering out the impact of future decisions but cannot capture the impact of shifts in volume and product. In spite of this flaw in the flat growth model the overall simulation is beneficial because it allows management to evaluate current strategies and determine if changes need to be made in the future with regard to those strategies.
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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management regularly monitors its internal control over financial reporting and takes appropriate action to correct any deficiencies that may be identified.
Management assessed the effectiveness of the Company's internal controls over financial reporting as of December 31, 2014. This assessment was based on criteria established in Internal Controls – Integrated Framework issued by the Commission of Sponsoring Organizations ("COSO") of the Treadway Commission in 2013. Based on this assessment, management concluded that the Company's internal internal control over financial reporting as of December 31, 2014 was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, internal control effectiveness may vary over time.
Yount, Hyde & Barbour, P.C., an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in their report which is included in this annual report on Form 10-K.

/s/ BRAD E. SCHWARTZ
Brad E. Schwartz
Chief Executive Officer

/s/ LYNETTE P. HARRIS
Lynette P. Harris
Executive Vice President and Chief Financial Officer
March 13, 2015

Certified Public Accountants and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Monarch Financial Holdings, Inc.
Chesapeake, Virginia

We have audited the accompanying consolidated balance sheets of Monarch Financial Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monarch Financial Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Monarch Financial Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2015 expressed an unqualified opinion on the effectiveness of Monarch Financial Holdings, Inc. and subsidiaries’ internal control over financial reporting.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 13, 2015

Certified Public Accountants and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Monarch Financial Holdings, Inc.
Chesapeake, Virginia

We have audited Monarch Financial Holdings, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Monarch Financial Holdings, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Monarch Financial Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 of Monarch Financial Holdings, Inc. and subsidiaries and our report dated March 13, 2015 expressed an unqualified opinion.

/s/ Yount, Hyde & Barbour, P.C.

Winchester , Virginia
March 13, 2015

MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
	2014	2013
ASSETS:
Cash and due from banks	$14,503,072	$18,971,268
Interest bearing bank balances	49,790,751	31,955,092
Federal funds sold	1,135,151	53,984,962
Total cash and cash equivalents	65,428,974	104,911,322
Investment securities available-for-sale, at fair value	23,725,362	48,821,760
Loans held for sale, at fair value	147,690,276	99,717,785
Loans held for investment, net of unearned income	772,589,535	712,671,467
Less: allowance for loan losses	(8,948,837)	(9,061,369)
Loans, net	763,640,698	703,610,098
Property and equipment, net	30,247,464	28,881,536
Restricted equity securities, at cost	3,632,500	3,683,250
Bank owned life insurance	9,656,803	7,409,436
Goodwill	775,000	775,000
Intangible assets, net	—	104,167
Other real estate owned	144,000	301,963
Other assets	21,795,897	18,484,343
Total assets	$1,066,736,974	$1,016,700,660
LIABILITIES:
Deposits:
Demand deposits - non-interest bearing	$235,301,171	$206,891,499
Demand deposits - interest bearing	66,681,905	55,527,954
Savings deposits	20,003,086	22,137,321
Money market deposits	369,221,343	374,461,494
Time deposits	228,206,408	234,100,222
Total deposits	919,413,913	893,118,490
Borrowings:
Trust preferred subordinated debt	10,000,000	10,000,000
Federal Home Loan Bank advances	11,075,497	1,175,485
Total borrowings	21,075,497	11,175,485
Other liabilities	18,710,247	14,661,087
Total liabilities	959,199,657	918,955,062
STOCKHOLDERS’ EQUITY:
Preferred stock, $5 par value, 1,185,300 shares authorized; none issued	—	—
Noncumulative perpetual preferred stock, series B, liquidation value of $20.0 million, $5 par value; 800,000 shares authorized, 0 issued and outstanding at December 31, 2014 and December 31, 2013	—	—
Common stock, $5 par value: 20,000,000 shares authorized; issued and outstanding - 10,652,475 shares (includes non-vested shares of 279,750) at December 31, 2014 and 10,502,323 shares (includes non-vested shares of 215,960) at December 31, 2013	51,863,625	51,431,815
Additional paid-in capital	8,335,538	7,068,715
Retained earnings	47,354,407	39,437,119
Accumulated other comprehensive loss	(102,237)	(419,496)
Total Monarch Financial Holdings, Inc. stockholders’ equity	107,451,333	97,518,153
Non-controlling interests	85,984	227,445
Total equity	107,537,317	97,745,598
Total liabilities and stockholders’ equity	$1,066,736,974	$1,016,700,660

The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2014	2013	2012
Interest income:
Interest and fees on loans held for investment	$37,327,978	$36,645,065	$34,774,595
Interest on mortgage loans held for sale	4,866,818	7,021,186	11,257,408
Interest on investment securities	359,604	230,496	200,285
Interest on federal funds sold	84,850	115,963	23,343
Dividends on equity securities	106,955	277,700	191,396
Interest on other bank accounts	244,702	58,027	21,438
Total interest income	42,990,907	44,348,437	46,468,465
Interest expense:
Interest on deposits	3,185,965	3,936,203	4,962,290
Interest on trust preferred subordinated debt	416,233	491,910	494,911
Interest on borrowings	58,966	358,345	459,032
Total interest expense	3,661,164	4,786,458	5,916,233
Net interest income	39,329,743	39,561,979	40,552,232
Provision for loan losses	—	—	4,831,133
Net interest income after provision for loan losses	39,329,743	39,561,979	35,721,099
Non-interest income:
Mortgage banking income	62,440,013	65,672,402	86,337,921
Service charges and fees	2,058,262	1,941,926	1,830,018
Title income	669,785	789,253	814,487
Investment and insurance income	1,592,398	1,053,429	172,667
(Loss) gain on sale of assets	(266)	58,460	5,539
Gain on sale/call of securities	155	—	920
Other	318,894	366,801	599,254
Total non-interest income	67,079,241	69,882,271	89,760,806
Non-interest expenses:
Salaries and employee benefits	34,134,998	34,112,834	29,868,159
Commissions	24,754,633	28,344,347	46,572,529
Loan origination expenses	6,652,007	7,891,835	8,487,520
Occupancy expenses	6,118,265	5,408,567	4,683,224
Furniture and equipment expenses	3,430,278	3,041,345	2,406,533
Marketing expense	3,111,535	2,873,259	2,412,674
Data processing services	2,272,785	1,696,535	1,525,401
Professional fees	1,322,268	1,053,499	1,100,039
Telephone	1,226,389	1,184,894	964,777
Foreclosed property expense	77,936	10,118	502,669
FDIC insurance	530,486	567,819	698,857
Other	4,848,276	4,725,766	5,033,232
Total non-interest expenses	88,479,856	90,910,818	104,255,614
Income before income taxes	17,929,128	18,533,432	21,226,291
Income tax provision	(6,490,273)	(6,386,040)	(7,426,785)
Net income	11,438,855	12,147,392	13,799,506
Less: Net income attributable to non-controlling interests	(227,005)	(1,056,385)	(974,637)
Net income attributable to Monarch Financial Holdings, Inc.	$11,211,850	$11,091,007	$12,824,869
Preferred stock dividend and accretion of preferred stock discount	—	—	(1,402,532)
Net income available to common stockholders	$11,211,850	$11,091,007	$11,422,337
Basic net income per share (1)	$1.06	$1.09	$1.54
Diluted net income per share (1)	$1.05	$1.08	$1.25
(1) All per share amounts have been adjusted to reflect the 6 for 5 stock split granted December 7, 2012.

The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
Net Income	$11,438,855	$12,147,392	$13,799,506
Other comprehensive income (loss):
Change in unrealized loss on interest rate swap, net of income taxes	146,537	191,332	113,854
Change in unrealized gain (loss) on securities available for sale, net of income taxes and reclassification adjustments	165,365	(271,491)	49,152
Change in unrealized loss on supplemental executive's retirement plan, net of income taxes	5,148	(139,315)	—
Change in unrealized gain on mutual fund	209	—	—
Other comprehensive income (loss)	317,259	(219,474)	163,006
Total comprehensive income	11,756,114	11,927,918	13,962,512
Less: Comprehensive income attributable to non-controlling interests	(227,005)	(1,056,385)	(974,637)
Comprehensive income attributable to Monarch Financial Holdings, Inc.	$11,529,109	$10,871,533	$12,987,875

Unrealized gain on interest rate swap	$225,442	$286,481	$172,505
Income tax expense	(78,905)	(95,149)	(58,651)
Net unrealized gain on interest rate swap	$146,537	$191,332	$113,854

Unrealized holding gain (loss) on securities available for sale	$254,563	$(414,465)	$75,392
Reclassification adjustment for realized securities gains	(155)	—	(920)
Income tax (expense) benefit	(89,043)	142,974	(25,320)
Net unrealized gain (loss) on securities available for sale	$165,365	$(271,491)	$49,152

Unrealized gain (loss) on supplemental executive's retirement plan	$7,920	$(214,331)	$—
Income tax (expense) benefit	(2,772)	75,016	—
Net unrealized gain (loss) on supplemental executive's retirement plan	$5,148	$(139,315)	$—

Unrealized gain on mutual fund	$209	$—	$—
Net unrealized gain on mutual fund	$209	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Preferred	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Interests	Total
Balance - December 31, 2011 (1)	7,099,348	$35,496,740	$16,557,899	$4,000,000	$20,537,960	$(363,028)	$613,963	$76,843,534
Net income for year ended December 31, 2012					12,824,869		974,637	13,799,506
Other comprehensive income						163,006		163,006
Stock-based compensation expense, net of forfeitures and income tax benefit	(10,200)	(51,000)	464,855					413,855
Stock options exercised, including tax benefit for exercise of options	36,660	183,300	62,342					245,642
Series B noncumulative perpetual preferred shares converted to common stock, less fractional shares	1,195,765	5,978,825	(4,384,579)	(1,594,385)				(139)
Cash dividend declared on Series B noncumulative perpetual preferred stock (7.8%)					(1,402,532)			(1,402,532)
Cash dividend declared on common stock ($0.19 per share)					(1,174,089)			(1,174,089)
Common stock issued through dividend reinvestment	4,906	24,530	17,210					41,740
Contributions from non-controlling interests							980,000	980,000
Distributions to non-controlling interests							(963,682)	(963,682)
Balance - December 31, 2012 (1)	8,326,479	$41,632,395	$12,717,727	$2,405,615	$30,786,208	$(200,022)	$1,604,918	$88,946,841
Net income for year ended December 31, 2013					11,091,007		1,056,385	12,147,392
Other comprehensive loss						(219,474)		(219,474)
Stock-based compensation expense, net of forfeitures and income tax benefit	17,400	87,000	506,721					593,721
Stock options exercised, including tax benefit for exercise of options	115,359	576,795	318,365					895,160
Series B noncumulative perpetual preferred shares converted to common stock, less fractional shares	1,804,184	9,020,920	(6,615,558)	(2,405,615)				(253)
Cash dividend declared on common stock ($0.24 per share)					(2,440,096)			(2,440,096)
Common stock issued through dividend reinvestment	22,941	114,705	141,460					256,165
Distributions to non-controlling interests							(2,433,858)	(2,433,858)
Balance - December 31, 2013	10,286,363	$51,431,815	$7,068,715	$—	$39,437,119	$(419,496)	$227,445	$97,745,598
Net income for the year ended December 31, 2014					11,211,850		227,005	11,438,855
Other comprehensive income						317,259		317,259
Stock-based compensation expense, net of forfeitures and income taxes	17,760	88,800	735,697					824,497
Stock options exercised, including tax benefit for exercise of options	42,414	212,070	344,055					556,125
Cash dividend declared on common stock ($0.31 per share)					(3,294,562)			(3,294,562)
Common stock issued through dividend reinvestment	26,188	130,940	187,071					318,011
Contributions from non-controlling interests							99	99
Distributions to non-controlling interests							(368,565)	(368,565)
Balance— December 31, 2014	10,372,725	$51,863,625	$8,335,538	$—	$47,354,407	$(102,237)	$85,984	$107,537,317

(1) All shares have been adjusted to reflect the 6 for 5 split granted on December 7, 2012 and cash in lieu of fractional shares.
The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net income	$11,438,855	$12,147,392	$13,799,506
Adjustments to reconcile to net cash (used in) provided by operating activities:
Provision for loan losses	—	—	4,831,133
Depreciation	2,886,838	2,424,478	1,960,822
Accretion of discounts and amortization of premiums, net	4,951	23,091	18,528
Deferral of loan fees, net of deferred (costs)	251,788	(92,506)	(72,190)
Amortization of intangible assets	104,167	178,572	178,572
Stock-based compensation	824,497	621,511	413,855
Appreciation of bank-owned life insurance	(247,367)	(236,377)	(226,893)
Net (loss) gain on sale of assets	266	(58,460)	(5,539)
Net loss on sale of other real estate	6,976	3,020	440,619
Net gain on sale/call of securities	(155)	—	(920)
Deferred income tax expense (benefit)	(304,779)	849,060	(894,794)
Amortization of deferred gain	—	—	(163,451)
Changes in:
Loans held for sale	(47,972,491)	319,357,304	(207,519,995)
Interest receivable	64,252	(193,122)	64,864
Other assets	(2,836,791)	8,800,567	(9,445,958)
Other liabilities	4,160,968	(819,660)	4,941,031
Net cash (used in) provided by operating activities	(31,618,025)	343,004,870	(191,680,810)
Investing activities:
Purchases of available-for-sale securities	(15,346,950)	(38,567,095)	(10,178,538)
Proceeds from sales and maturities of available-for-sale securities	40,692,960	3,941,512	4,788,366
Proceeds from sale of other real estate	1,093,272	92,054	3,653,156
Proceeds from sale of assets	—	381,556	44,800
Purchase of bank owned life insurance	(2,000,000)	—
Purchases of premises and equipment	(4,284,773)	(5,894,911)	(4,426,891)
Purchase of restricted equity securities, net of redemptions	50,750	8,679,950	(5,942,700)
Loan originations, net of principal repayments	(61,224,673)	(53,730,467)	(57,985,734)
Net cash used in investing activities	(41,019,414)	(85,097,401)	(70,047,541)
Financing activities:
Net increase in non-interest-bearing deposits	28,409,672	16,771,004	56,265,394
Net (decrease) increase in interest-bearing deposits	(2,114,249)	(25,434,386)	105,424,381
Cash dividends paid on preferred stock	—	—	(1,402,532)
Cash dividends paid on common stock	(3,294,562)	(2,440,096)	(1,174,089)
Net increase (decrease) in FHLB advances	9,900,012	(193,123,038)	123,371,042
Net (decrease) increase in short term borrowings	—	(5,000,000)	5,000,000
Contributions from non-controlling interests	99	—	980,000
Distributions to non-controlling interests	(368,565)	(2,433,858)	(963,682)
Proceeds from issuance of common stock, net of issuance costs	318,011	256,165	41,740
Proceeds from exercise of stock options	304,673	633,737	218,524
Cash paid for fractional shares	—	(253)	(3,433)
Net cash provided by (used in) financing activities	33,155,091	(210,770,725)	287,757,345
CHANGE IN CASH AND CASH EQUIVALENTS	(39,482,348)	47,136,744	26,028,994
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	104,911,322	57,774,578	31,745,584
CASH AND CASH EQUIVALENTS AT END OF YEAR	$65,428,974	$104,911,322	$57,774,578

MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATMENTS OF CASH FLOWS - CONTINUED
SUPPLEMENTAL SCHEDULES AND CASH FLOW INFORMATION	2014	2013	2012
Cash paid for:
Interest on deposits and other borrowings	$3,676,288	$4,958,111	$5,787,196
Income taxes	$5,351,700	$7,207,630	$7,321,700
Loans transferred to foreclosed real estate during the year	$942,285	$397,037	$725,075
Unrealized (loss) gain on securities available for sale	$254,408	$(414,465)	$74,472
Unrealized gain (loss) on interest rate swap	$225,442	$286,481	$172,505
Unrealized gain (loss) on supplemental executive's retirement plan	$7,920	$(214,331)	$—
Unrealized gain on mutual fund	$209	$—	$—
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
In addition to banking services, we offer financial planning, trust and investment services, under the name Monarch Bank Private Wealth, to high net worth individuals. We originate mortgage loans in both the residential and commercial markets which are then sold with servicing released. Residential services are offered under the name Monarch Mortgage and through joint ventures between Monarch Investment, LLC and a minority partner under the name Coastal Home Mortgage, LLC. Commercial mortgages are offered by the Bank’s 100% owned subsidiary, Monarch Capital, LLC. Investment services are provided under the name Monarch Investments. Residential and commercial title insurance is offered to our clients through Real Estate Security Agency, LLC, a 75% owned subsidiary.
Principles of Consolidation: Our consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, collectively referred to as the “Company” or “Monarch”. All significant inter-company transactions have been eliminated.
Use of Estimates: Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and general practices within the banking industry which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Our actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the fair value of derivative financial instruments and the fair values of available for sale securities.
Cash and Cash Equivalents: We define cash and cash equivalents to include currency, balances due from banks (including non-interest bearing and interest bearing deposits) and federal funds sold. We are required to maintain certain reserve balances with the Federal Reserve Bank. These required reserves were $16.8 million at December 31, 2014 and $15.5 million at December 31, 2013.
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
Loans Held for Sale: Loans originated and intended for sale in the secondary market are carried at fair value. The Company made this election in the fiscal year 2014. Net unrealized losses, if any, are recognized through charges to income.
Loans Held for Investment: Loans are reported at their recorded investment, which is the principal outstanding balance net of charge-offs, deferred loan fees and costs on originated loans, unearned income, and unamortized premiums or discounts, if any, on purchased loans. Interest income is recognized over the term of the loan and is calculated using the simple-interest method on principal amounts outstanding. Further information on loans is contained in Note 4 to our Consolidated Financial Statements.
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
The allowance for loan losses consists of amounts applicable to three loan types: (i) commercial loans; (ii) real estate loans; (iii) consumer loans. Loans within these types are further separated into classes. Loans are pooled by loan class and modeled utilizing historical loss experience, probable and inherent risks, and quantitative techniques which management determined fit the characteristics of that class. Additionally, loans that have been specifically identified as a credit risk due to circumstances that may affect the ability of the borrower to repay interest and/or principal are analyzed on an individual basis. Adverse circumstances may include loss of repayment source, deterioration in the estimated value of collateral, elevated trends of delinquencies, and charge-offs.
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
If the value of a restructured loan is determined to be less than the recorded investment in the loan, a specific reserve in our allowance for loan loss is established for the difference between the value of the restructured loan and the recorded investment. Measurement of the value of a restructured loan is generally based on the present value of expected future cash flows discounted at the loan’s effective interest rate. Restructured loans are periodically reevaluated to determine if additional adjustments to the carrying value are necessary.
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
Bank Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
Goodwill and Other Intangible Assets: Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate a goodwill impairment test should be performed. The Company has selected December 31, as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.
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
Restricted Equity Securities: As a requirement for membership, we invest in the stock of the Federal Home Loan Bank of Atlanta (“FHLB”), Community Bankers Bank (“CBB”), and the Federal Reserve Bank (“FRB”). These investments are carried at cost. Due to the redemption provisions of these entities, we estimated that fair value approximates cost and that these investments were not impaired at December 31, 2014.

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
Mortgage Banking Income: We derive our mortgage banking income from discounted fees, or points, collected on loans originated, premiums received on the sale of mortgage loans and their related servicing rights to investors, and other fees. We recognize this income, including discount fees and points, when locked. All of these components determine the gain on sale of the underlying mortgage loans to investors.
Rate Lock Commitments: Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. The fair value of the interest rate lock is recorded at the end of the financial reporting period and adjusted for the expected exercise of the commitment before the loan is funded. In order to hedge the change in interest rates resulting from its commitments to fund the loans, the Company enters into forward commitments for the future delivery of mortgage loans. Fair value of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair value of these derivatives are included in net gains on sale of loans. The period of time between the issuance of a loan commitment and closing and sale of the loan generally ranges between 15 to 90 days.
The majority of our loans are delivered to an investor in through "best efforts". Under "best efforts" the Company protects itself from changes in interest rates by entering into loan purchase agreements with third party investors that provide for the investor to purchase loans at the same terms, including interest rate, as committed to the borrower. Under the contractual relationship with these third party investors, the Company is obligated to sell the loan to the investor, and the investor is obligated to buy the loan, only if the loan closes. No other obligation exists.
When the market is favorable, we participate in a “mandatory” delivery program for a portion of our mortgage loans. Under the mandatory delivery program, we commit to deliver loans to an investor at a preset cost prior to the close of such loans. This differs from a “best efforts” delivery, which sets the cost to the investor on a loan by loan basis when the loan is locked. Mandatory delivery creates a higher level of risk for the Company because it relies on rate lock commitments rather than closed loans, thereby exposing the Company to fluctuations in interest rate and pricing. A rate lock commitment is a binding commitment for the Company but is not binding to the client. Our client could decide, at any time, between the time of the rate lock and actual closing on their mortgage loan, not to proceed with the commitment. There is a higher occurrence of this during periods of interest rate volatility. To mitigate this risk, we pair the rate lock commitment with the sale of a notional security bearing similar attributes. At the time the loan is delivered to the investor, matched securities are repurchased. Any gains or losses associated with this pairing are recorded in mortgage banking income on our income statement as incurred. We had $48.6 million in a mandatory delivery program at December 31, 2014.
Advertising: Advertising costs, which totaled $3,111,535 in 2014, $2,873,259 in 2013, and $2,412,674 in 2012 are expensed as incurred.
Income Taxes: Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and includes recognition to changes in current tax rates and laws.

A tax position is recognized as a benefit only if it is "more likely than not" that the tax position will be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded.
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
Derivative Financial Instruments and Hedging Activities: At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company's intentions and belief as to the likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge"), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"), or (3) an instrument with no hedging designation ("stand-alone derivative"). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. For both types of hedges, changes in the fair value of the derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as non-interest income.
Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in non-interest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.
The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is not longer appropriate or intended.
When hedge accounting is discontinued, subsequent changes in fair value of the derivatives are recorded as non-interest income. When a fair value hedge is discontinued, the hedged asset or liability is not longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.
Comprehensive Income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Components of other comprehensive income in 2014, which are reported in our consolidated statements of comprehensive income, consist of unrealized gains and losses on available-for-sale securities, unrealized gains and losses on SERP and unrealized gains and losses on mutual funds. Components of other comprehensive income in 2013, which are reported in our consolidated statements of comprehensive income, consist of unrealized gains and losses on available-for-sale securities, unrealized gains and losses on SERP and a derivative financial liability related to an interest rate swap.

Stock Compensation Plans: In May 2014, our shareholders ratified the adoption of a new stock-based compensation plan to succeed the Monarch Bank 2006 Equity Incentive Plan. The 2014 Equity Incentive Plan authorizes the compensation committee to grant options, stock appreciation rights, stock awards, performance stock awards, and stock units to designated directors, officers, key employees, consultants and advisers to the Company and its subsidiaries. We are authorized through the Plan to issue up to 1,000,000 shares of our common stock plus the number of shares of our common stock outstanding under the 2006 and 1999 Plans. The Plan also provides that no award may be granted more than 10 years after the May 2014 ratification date.
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
In June 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” This ASU applies to any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,, most industry-specific guidance, and some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation. Additionally, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-09 will have on its consolidated financial statements.
In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, “Development Stage Entities,” from the FASB Accounting Standards Codification. In addition, this ASU adds an example disclosure and removes an exception provided to development stage entities in Topic 810, “Consolidation,” for determining whether an entity is a variable interest entity. The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective for annual periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-10 to have a material impact on its consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014; however, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-11 will have on its consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Existing guidance in “Compensation - Stock Compensation (Topic 718),” should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis. The Company is currently assessing the impact that ASU 2014-12 will have on its consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-14, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” The amendments in this ASU apply to creditors that hold government-guaranteed mortgage loans and are intended to eliminate the diversity in practice related to the classification of these guaranteed loans upon foreclosure. The new guidance stipulates that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan prior to foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the other receivable should be measured on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Entities may adopt the amendments on a prospective basis or modified retrospective basis as of the beginning of the annual period of adoption; however, the entity must apply the same method of transition as elected under ASU 2014-04. Early adoption is permitted provided the entity has already adopted ASU 2014-04. The Company is currently assessing the impact that ASU 2014-14 will have on its consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This update is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its consolidated financial statements.
In November 2014, the FASB issued ASU No. 2014-16, “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.” The amendments in ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amendments in this ASU also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The Company does not expect the adoption of ASU 2014-16 to have a material impact on its consolidated financial statements.
In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” The amendments in ASU provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. The amendments in this ASU are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The Company does not expect the adoption of ASU 2014-17 to have a material impact on its consolidated financial statements.
In January 2015, the FASB issued ASU No. 2015-01, “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The amendments in this ASU eliminate from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have a material impact on its consolidated financial statements.

NOTE 2 – INVESTMENT SECURITIES
Securities available-for-sale consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
U.S. government agency obligations	$20,498,822	$41,548	$(86,495)	$20,453,875
Mortgage-backed securities	1,271,166	13,449	(982)	1,283,633
Municipal securities	1,906,572	97,807	(16,525)	1,987,854
	$23,676,560	$152,804	$(104,002)	$23,725,362

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
U.S. government agency obligations	$45,542,209	$1,653	$(197,951)	$45,345,911
Mortgage-backed securities	1,572,910	10,980	(16,729)	1,567,161
Municipal securities	1,912,248	42,080	(45,640)	1,908,688
	$49,027,367	$54,713	$(260,320)	$48,821,760
The Company did not have any held-to-maturity or trading securities at December 31, 2014 or December 31, 2013.

The amortized cost and estimated fair value of securities, all of which are classified as available for sale, at December 31, 2014, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.
Securities available-for-sale:

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due from one to five years	19,598,822	19,560,336
Due from five to ten years	2,315,353	2,344,588
Due after ten years	1,762,385	1,820,438
Total	$23,676,560	$23,725,362

The gross unrealized losses in our securities portfolio at December 31, 2014 and December 31, 2013 are as follows:
GROSS UNREALIZED LOSSES AND FAIR VALUE

As of December 31, 2014	Less than 12 months		12 months or more		Total
Securities Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency obligations	$7,482,955	$(18,941)	$6,433,135	$(67,554)	$13,916,090	$(86,495)
Mortgage-backed securities	338,707	(982)	—	—	338,707	(982)
Municipal securities	—	—	502,135	(16,525)	502,135	(16,525)
Total temporarily impaired securities	$7,821,662	$(19,923)	$6,935,270	$(84,079)	$14,756,932	$(104,002)

As of December 31, 2013	Less than 12 months		12 months or more		Total
Securities Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency obligations	$38,916,087	$(126,408)	$5,428,195	$(71,542)	$44,344,282	$(197,950)
Mortgage-backed securities	707,887	(16,729)	—	—	707,887	(16,729)
Municipal securities	1,014,452	(45,641)	—	—	1,014,452	(45,641)
Total temporarily impaired securities	$40,638,426	$(188,778)	$5,428,195	$(71,542)	$46,066,621	$(260,320)
There are twenty-four investments in our securites portfolio that had unrealized losses as of December 31, 2014. Of these, fourteen investments have been in a continuous unrealized loss position for more than 12 months. Those fourteen securities are as follows:

	Count	Amortized Cost	Fair Value
U.S. government agency obligations	13	$6,500,689	$6,433,135
Municipal securities	1	518,660	502,135
Total	14	$7,019,349	$6,935,270

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
We believe the unrealized losses in our portfolio are temporary impairments, caused by liquidity discounts and increases in the risk premiums required by market participants, rather than adverse changes in cash flows or fundamental weaknesses in the credit quality of the issuer or underlying assets as of December 31, 2014. There were no losses related to OTTI recognized in accumulated other comprehensive loss at either December 31, 2014 or 2013.

U.S. government agency obligations. The unrealized losses on our U.S. government agency obligations were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by the U.S. government. Accordingly, it is expected the securities would not be settled at a price less than the amortized cost bases of our investment. Because we do not intend to sell the investments and it is not more likely than not we would be required to sell the investments before the recovery of their amortized bases, which may be maturity, we do not consider those investments to be OTTI at December 31, 2014.
Municipal securities. The unrealized loss on our investment in municipal securities which is related to one security was caused by interest rate increases. This security is guaranteed by the Virginia General Assembly and the General Fund of the Commonwealth of Virginia. Accordingly, it is expected the security will not be settled at a price less than the amortized cost basis of our investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we do not intend to sell the investment and it is not more likely than not we will be required to sell the investment before recovery of the amortized basis, which may be maturity, we do not consider this investment to be OTTI at December 31, 2014.
All of our mortgage-backed securities are government agency issued. The carrying value of our government agency issued mortgage backed securities was $1,283,633 or 100% of the total mortgage-backed securities at December 31, 2014 and $1,567,161 or 100% at December 31, 2013.
Securities with carrying values of $4,570,469 were pledged to secure public deposits and borrowings from the Federal Home Loan Bank of Atlanta at December 31, 2014 and securities with carrying values of $3,588,667 were pledged to secure public deposits and borrowings from the Federal Home Loan Bank of Atlanta at December 31, 2013.
We recorded a gross realized gain on the call of an available-for-sale investment of $155, $0 and $920 in 2014, 2013 and 2012, respectively. Proceeds from maturities, sales, pay downs and calls of investment securities were $40,692,960, $3,941,512 and $4,788,366 for 2014, 2013 and 2012, respectively.

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in accumulated other comprehensive income (loss), by category, net of tax:

Accumulated Other Comprehensive Income (Loss)
	Unrealized Loss on Supplemental Executive's Retirement Plan	Unrealized (Loss) Gain on Securities	Unrealized Loss on Interest Rate Swap	Unrealized Gain on Mutual Funds	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(139,315)	$(133,644)	$(146,537)	$—	$(419,496)
Net change for the year ended December 31, 2014	5,148	165,365	146,537	209	317,259
Balance at December 31, 2014	$(134,167)	$31,721	$—	$209	$(102,237)

Balance at December 31, 2012	$—	$137,847	$(337,869)	$—	$(200,022)
Net change for the year ended December 31, 2013	(139,315)	(271,491)	191,332	—	(219,474)
Balance at December 31, 2013	$(139,315)	$(133,644)	$(146,537)	$—	$(419,496)

Balance at December 31, 2011	$—	$88,695	$(451,723)	$—	$(363,028)
Net change for the year ended December 31, 2012	—	49,152	113,854	—	163,006
Balance at December 31, 2012	$—	$137,847	$(337,869)	$—	$(200,022)
An unrealized gain of $209 on Mutual Funds associated with the Company's Executive Savings Plan was recorded in other comprehensive income (loss) in the fourth quarter of 2013. The offset for this gain is carried in the investment in mutual funds on the balance sheet. An unrealized loss of $143,176, net of tax, associated with a change in the discount rate on the Company's Supplemental Executive's Retirement Plan ("SERP") from 5.85% to 4.50%, was moved into other comprehensive income (loss) in the second quarter of 2013. Expenses of $5,148 and $3,861 related to SERP were re-classed out of other comprehensive income (loss) into other expense in earnings during the years ended December 31, 2014 and 2013, respectively. Security gains of $155, $0 and $920 were re-classed out of accumulated other comprehensive loss into gain on sale/call of securities during the years ended December 31, 2014, 2013 and 2012.

NOTE 4 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES
Loans held for investment consisted of the following at December 31:

	2014	2013
Commercial	$138,430,999	$119,367,962
Real estate
Construction	172,502,330	155,551,690
Residential (1-4 family)	109,404,283	89,846,277
Home equity lines	67,487,000	67,177,011
Multifamily	21,809,189	27,392,561
Commercial	256,966,820	250,178,584
Real estate subtotal	628,169,622	590,146,123
Consumers
Consumer and installment loans	5,968,990	2,911,397
Overdraft protection loans	96,736	71,009
Loans to individuals subtotal	6,065,726	2,982,406
Total gross loans	772,666,347	712,496,491
Unamortized loan (fees) costs, net	(76,812)	174,976
Loans held for investment, net of unearned	772,589,535	712,671,467
Allowance for loan losses	(8,948,837)	(9,061,369)
Total net loans	$763,640,698	$703,610,098
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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation or sale of the income producing property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type. This diversity helps reduce our exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on purpose, collateral, geography, cash flow, loan to value and risk grade criteria. As a general rule, we avoid financing special purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2014, 44% and at December 31, 2013, 40% of the outstanding principal balance of our commercial real estate loan portfolio was secured by owner-occupied properties.
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
We designate loans within our loans held for investment portfolio as either "pass" or "watch list" based on nine numerical risk grades which are assigned to loans. These numeric designations represent, from best to worst: (1) minimal, (2) modest, (3) average, (4) acceptable, (5) acceptable with care, (6) special mention, (7) substandard, (8) doubtful and (9) loss. Special mention, substandard, doubtful and loss risk grades are watch list. A loan risk graded as loss is generally charged-off when identified. A loan risk graded as doubtful is considered watch list and classified as nonaccrual. There were no loans in our portfolio classified as doubtful or loss on December 31, 2014 or December 31, 2013. Special mention and substandard loans are considered watch list and may or may not be classified as nonaccrual, based on current performance. Watch list graded loans or relationships are evaluated individually to determine if all, or a portion, of our investment in the borrower is at risk. If a risk is quantified, a specific loss allowance will be assigned to the identified loan or relationship. We evaluate our investment in the borrower using either the present value of expected future cash flows, discounted at the historical effective interest rate of the loan, or for a collateral-dependent loan, the fair value of the underlying collateral.
Beginning with the quarter ended March 31, 2013, we changed the methodology for evaluating additional risk inherent in our satisfactory risk grade groups which should be included in our allowance for loan losses. The prior methodology had focused on our satisfactory risk grade groups as a whole and assigned a single loss factor to this group based on a three year "look-back" at actual net charge offs in the entire portfolio. This meant all loan segments were allocated the same loss factor and the distribution of the allowance for that segment was dependent on size rather than actual losses that had occurred within the segment. Under the new methodology, loans within this group are evaluated on a pool basis by loan segment which is further delineated by purpose. Each segment is assigned an expected loss factor which is based on a moving average “look-back” at our historical losses for that particular segment. Credit quality has improved significantly since December 2010 when net charge offs were at their historical peak. Net charge-offs for the year ended December 31, 2014 were $113 thousand, compared to $1.8 million in 2013, $3.9 million in 2012, $5.4 million in 2011and $8.9 million in 2010. In 2013, management determined it was prudent to extend the "look-back" period to a four-year average of net charge offs or sixteen quarters. In 2014, with the continued decline in net charge offs, we reexamined our loss history and determined a five year "look-back" or twenty quarter history would be a more prudent approach to modeling historical losses. Therefore, at September 30, 2014 we began extending our "look-back" period by one quarter with a goal of twenty quarters or five years by June 30, 2015. We believe this current year adjustment is a change within our methodology and not a change of the methodology itself. At December 31, 2014, the adjustment to our "look-back" period caused an $332,648 decrease in the unallocated component of the allowance for loan losses. We believe this methodology provides a more accurate evaluation of the potential risk in our portfolio because the additional delineation by purpose establishes a direct correlation to areas of weakness and strength within the portfolio. For example, under our old methodology, real estate commercial loans and home equity lines were evaluated the same despite the lower historical losses in our commercial real estate portfolio, resulting in too large of an allocation to the commercial real estate portfolio and too little to the home equity segment when considering actual losses.
The portfolio mix has also changed over the past five years, with growth occurring in segments that have historically experienced lower levels of charge offs. At December 31, 2010 home equity lines totaled $81 million, or 14% of the loan portfolio while commercial real estate loans totaled $163 million, or 29% of the loan portfolio. At December 31, 2014 home equity lines had decreased to $67 million, to 9% of the portfolio and commercial real estate loans had grown to $257 million, or 33% of the loan portfolio. Simultaneously, the five year average net charge offs for home equity lines total $1.3 million and for commercial real estate total $111 thousand, or 32% and 0.2% of the five year portfolio average for net charge offs, respectively.
With the change from a single loss factor based on actual net losses for all segments, under the old model, to a more granular approach based on actual net losses by loan segment, under the new model, these trends are captured. The change has impacted the distribution of the provision expense by appropriately shifting expense away from areas with lower historical net charge offs relative to portfolio size to those with higher risk and higher incurred losses. This resulted in minimal impact of the overall provision expense.
This change in methodology for evaluating additional risk inherent in our satisfactory risk groups is applied to December 31, 2014 and 2013. However, at December 31, 2012 pass loans were evaluated for loss based on risk rating. Loans with a risk rating of modest to acceptable with care were assigned an expected loss factor based on their lower risk profiles. The loss factor, which was multiplied by the outstanding principal within each risk grade to arrive at an overall loss estimate, was based on a three-year moving average “look-back” at our historical losses, adjusted for environmental risk factors described below.
Additional metrics, in the form of environmental risk factors, may be applied to a specific class or risk grade of loans within the portfolio based on local or national trends, identifiable events or other economic factors. For the years ended December 31, 2014 and 2013, nine environmental factors; five internal and four external, were applied to the general risk grade groups. The five internal environmental factors took into consideration the potential risk due to changes within the Company. These factors addressed any changes in 1.) the strength and depth of management, 2.) lending policies and procedures, 3.) the nature, volume and terms of various portfolios, 4.) the quality of loan review and 5.) the effects of concentrations of credit and changes in those levels. The four external factors considered risks associated with events and circumstances outside of Company control. The first factor addressed the potential impact of legal change, regulatory change and new competition in the market. The second factor took into consideration changes in international, national and local economic conditions. The third looked at changes in risk taken due to competitive pressure. The final external environmental factor addressed the risk associated with the government's management of fiscal policy and its potential impact on our local economy.
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

Summary of changes in our methodology for estimating the allowance for loan losses and its impact beginning in December 31, 2013:
•No change was made to the accounting for impaired credits.

•
Our satisfactory loan methodology was refined to more clearly represent loan characteristics. Loans are pooled by loan class and purpose and a loss factor is assigned to the pool based on a four-year moving loss history for that pool. Our prior methodology was to apply a three-year moving portfolio loss history to all classes.

•	Four internal environmental factors have been added to consider risks associated with changes within the Company.

•	The first of the five external environmental factors has moved to an internal factor addressing concentrations in the portfolio.

•	The remaining four external environmental factors have been modified to allow a more comprehensive approach to our loan portfolio rather than a loan type.

Effect of Changes in Methodology
December 31, 2013	Calculated Allowance Based on New Methodology	Calculated Allowance Based on Prior Methodology	Difference
Commercial	$1,761,697	$2,200,979	$(439,282)
Real estate
Construction	(1,421,978)	(1,303,556)	(118,422)
Residential (1-4 family)	249,346	(339,415)	588,761
Home equity lines	1,214,881	123,055	1,091,826
Multifamily	(230,946)	(60,972)	(169,974)
Commercial	(1,597,267)	(221,597)	(1,375,670)
Real estate subtotal	(1,785,964)	(1,802,485)	16,521
Consumers
Consumer and installment loans	66,251	71,727	(5,476)
Overdraft protection loans	582	2,322	(1,740)
Loans to individuals subtotal	66,833	74,049	(7,216)
Unallocated	(42,566)	(472,543)	429,977
Total provision for (recovery of) loan losses	$—	$—	$—
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

A summary of our loan portfolio by class and delineated between pass and watch list as of December 31, 2014 and December 31, 2013 is as follows:

	December 31, 2014
		Watch List			Weighted Average
	Pass	Special Mention	Substandard	Total	Risk Grade
Commercial	$135,292,747	$1,588,289	$1,549,963	$138,430,999	3.31
Real estate
Construction	171,136,553	93,397	1,272,380	172,502,330	3.26
Residential (1-4 family)	101,860,683	177,735	7,365,865	109,404,283	3.93
Home equity lines	66,282,828	102,575	1,101,597	67,487,000	4.12
Multifamily	19,616,130	2,193,059	—	21,809,189	3.53
Commercial	253,525,106	2,029,203	1,412,511	256,966,820	3.54
Real estate subtotal	612,421,300	4,595,969	11,152,353	628,169,622	3.59
Consumers
Consumer and installment loans	5,893,286	—	75,704	5,968,990	4.04
Overdraft protection loans	96,736	—	—	96,736	4.64
Loans to individuals subtotal	5,990,022	—	75,704	6,065,726	4.05
Total gross loans	$753,704,069	$6,184,258	$12,778,020	$772,666,347	3.55

	December 31, 2013
		Watch List			Weighted Average
	Pass	Special Mention	Substandard	Total	Risk Grade
Commercial	$112,512,939	$12,891	$6,842,132	$119,367,962	3.45
Real estate
Construction	147,478,248	978,247	7,095,195	155,551,690	3.77
Residential (1-4 family)	80,560,400	3,329,470	5,956,407	89,846,277	4.22
Home equity lines	65,790,766	—	1,386,245	67,177,011	4.13
Multifamily	26,078,523	1,005,985	308,053	27,392,561	3.70
Commercial	242,167,855	2,295,326	5,715,403	250,178,584	3.73
Real estate subtotal	562,075,792	7,609,028	20,461,303	590,146,123	3.85
Consumers
Consumer and installment loans	2,823,254	—	88,143	2,911,397	4.10
Overdraft protection loans	71,009	—	—	71,009	4.43
Loans to individuals subtotal	2,894,263	—	88,143	2,982,406	4.11
Total gross loans	$677,482,994	$7,621,919	$27,391,578	$712,496,491	3.79

There were no loans classified as doubtful or loss included in our loan portfolio at December 31, 2014 or December 31, 2013.

An aging of our loan portfolio by class as of December 31, 2014 and December 31, 2013 is as follows:
Age Analysis of Past Due Loans

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Recorded Investment > 90 days and Accruing	Recorded Investment Nonaccrual Loans
December 31, 2014
Commercial	$—	$—	$582,059	$582,059	$137,848,940	$—	$582,059
Real estate
Construction	248,420	—	100,000	348,420	172,153,910	—	212,552
Residential (1-4 family)	761,696	2,412,128	1,252,644	4,426,468	104,977,815	174,976	1,427,931
Home equity lines	109,456	—	249,915	359,371	67,127,629	—	249,915
Multifamily	—	—	—	—	21,809,189	—	—
Commercial	—	166,618	230,994	397,612	256,569,208	—	230,994
Real estate subtotal	1,119,572	2,578,746	1,833,553	5,531,871	622,637,751	174,976	2,121,392
Consumers
Consumer and installment loans	139,446	—	—	139,446	5,829,544	—	1,121
Overdraft protection loans	—	—	—	—	96,736	—	—
Loans to individuals subtotal	139,446	—	—	139,446	5,926,280	—	1,121
Total gross loans	$1,259,018	$2,578,746	$2,415,612	$6,253,376	$766,412,971	$174,976	$2,704,572
December 31, 2013
Commercial:	$15,000	$362,103	$—	$377,103	$118,990,859	$—	$—
Real estate
Construction	126,164	—	231,398	357,562	155,194,128	—	357,561
Residential (1-4 family)	2,056,872	12,554	1,151,809	3,221,235	86,625,042	472,052	825,964
Home equity lines	49,338	61,526	—	110,864	67,066,147	—	552,193
Multifamily	—	—	—	—	27,392,561	—	—
Commercial	—	—	—	—	250,178,584	—	—
Real estate subtotal	2,232,374	74,080	1,383,207	3,689,661	586,456,462	472,052	1,735,718
Consumers
Consumer and installment loans	213,666	12,087	—	225,753	2,685,644	—	4,352
Overdraft protection loans	—	—	—	—	71,009	—	—
Loans to individuals subtotal	213,666	12,087	—	225,753	2,756,653	—	4,352
Total gross loans	$2,461,040	$448,270	$1,383,207	$4,292,517	$708,203,974	$472,052	$1,740,070

A summary of the activity in the allowance for loan losses account is as follows:
Allocation of the Allowance for Loan Losses
For the Years Ended December 31, 2014, 2013 and 2012

		Real Estate
2014	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for credit losses:
Beginning balance	$1,219,255	$1,978,320	$1,685,502	$2,132,916	$59,586	$1,305,131
Charge-offs	(21,789)	(190,812)	(163,048)	(174,319)	—	—
Recoveries	205,200	79,922	31,505	122,809	—	—
Provision	(244,799)	(189,408)	902,459	(169,772)	25,470	153,533
Ending balance	$1,157,867	$1,678,022	$2,456,418	$1,911,634	$85,056	$1,458,664
Ending balance
Individually evaluated for impairment	$441,265	$100,159	$1,261,490	$547,172	$—	$335,033
Collectively evaluated for impairment	$716,602	$1,577,863	$1,194,928	$1,364,462	$85,056	$1,123,631
Financing receivables:
Ending balance	$138,430,999	$172,502,330	$109,404,283	$67,487,000	$21,809,189	$256,966,820
Ending balance: individually evaluated for impairment	$1,549,963	$1,272,380	$7,198,325	$1,101,597	$—	3,130,893
Ending balance: collectively evaluated for impairment	$136,881,036	$171,229,950	$102,205,958	$66,385,403	$21,809,189	$253,835,927

	Consumers
	Consumer and installment loans	Overdraft protection	Unallocated	Total
Allowance for credit losses:
Beginning balance	$99,271	$688	$580,700	$9,061,369
Charge-offs	—	(2,000)	—	(551,968)
Recoveries	—	—	—	439,436
Provision	5,390	1,572	(484,445)	—
Ending balance	$104,661	$260	$96,255	$8,948,837
Ending balance
Individually evaluated for impairment	$74,582	$—	$—	$2,759,701
Collectively evaluated for impairment	$30,079	$260	$96,255	$6,189,136
Financing receivables:
Ending balance	$5,968,990	$96,736	$—	$772,666,347
Ending balance: individually evaluated for impairment	$75,704	$—	$—	$14,328,862
Ending balance: collectively evaluated for impairment	$5,893,286	$96,736	$—	$758,337,485

		Real Estate
2013	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for credit losses:
Beginning balance	$1,749,641	$2,360,707	$1,545,315	$1,402,448	$290,532	$2,882,398
Charge-offs	(2,468,074)	—	(148,766)	(582,480)	—	—
Recoveries	175,991	1,039,591	39,607	98,067	—	20,000
Provision	1,761,697	(1,421,978)	249,346	1,214,881	(230,946)	(1,597,267)
Ending balance	$1,219,255	$1,978,320	$1,685,502	$2,132,916	$59,586	$1,305,131
Ending balance
Individually evaluated for impairment	$712,699	$736,248	$274,259	$510,118	$—	$616,393
Collectively evaluated for impairment	$506,556	$1,242,072	$1,411,243	$1,622,798	$59,586	$688,738
Financing receivables:
Ending balance	$119,367,962	$155,551,690	$89,846,277	$67,177,011	$27,392,561	$250,178,584
Ending balance: individually evaluated for impairment	$6,842,132	$7,095,195	$5,956,407	$1,386,245	$308,053	$5,715,403
Ending balance: collectively evaluated for impairment	$112,525,830	$148,456,495	$83,889,870	$65,790,766	$27,084,508	$244,463,181

	Consumers
	Consumer and installment loans	Overdraft protection	Unallocated	Total
Allowance for credit losses:
Beginning balance	$55,192	$501	$623,266	$10,910,000
Charge-offs	(22,759)	(416)	—	(3,222,495)
Recoveries	587	21	—	1,373,864
Provision	66,251	582	(42,566)	—
Ending balance	$99,271	$688	$580,700	$9,061,369
Ending balance
Individually evaluated for impairment	$83,792	$—	$—	$2,933,509
Collectively evaluated for impairment	$15,479	$688	$580,700	$6,127,860
Financing receivables:
Ending balance	$2,911,397	$71,009	$—	$712,496,491
Ending balance: individually evaluated for impairment	$88,143	$—	$—	$27,391,578
Ending balance: collectively evaluated for impairment	$2,823,254	$71,009	$—	$685,104,913

		Real Estate
2012	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for credit losses:
Beginning balance	$1,946,528	$1,426,135	$2,733,263	$1,070,309	$345,770	$2,223,506
Charge-offs	(835,052)	(532,502)	(2,239,163)	(602,058)	—	(134,015)
Recoveries	66,848	151,068	196,526	74,382	—	119
Provision	571,317	1,316,006	854,689	859,815	(55,238)	792,788
Ending balance	$1,749,641	$2,360,707	$1,545,315	$1,402,448	$290,532	$2,882,398
Ending balance
Individually evaluated for impairment	$814,300	$740,003	$635,111	$626,667	$113,094	$512,762
Collectively evaluated for impairment	$935,341	$1,620,704	$910,205	$775,771	$177,438	$2,369,636
Financing receivables:
Ending balance	$91,803,951	$154,297,386	$92,497,460	$71,491,139	$20,032,586	$227,813,983
Ending balance: individually evaluated for impairment	$2,873,169	$9,172,773	$5,614,836	$1,497,695	$2,218,625	$5,984,697
Ending balance: collectively evaluated for impairment	$88,930,782	$145,124,613	$86,882,624	$69,993,444	$17,813,961	$221,829,286

	Consumers
	Consumer and installment loans	Overdraft protection	Unallocated	Total
Allowance for credit losses:
Beginning balance	$27,099	$4,370	$153,020	$9,930,000
Charge-offs	—	—	—	(4,342,790)
Recoveries	2,456	258	—	491,657
Provision	25,637	(4,127)	470,246	4,831,133
Ending balance	$55,192	$501	$623,266	$10,910,000
Ending balance
Individually evaluated for impairment	$24,410	$—	$—	$3,466,347
Collectively evaluated for impairment	$30,782	$501	$623,266	$7,443,644
Financing receivables:
Ending balance	$3,025,471	$49,716	$—	$661,011,692
Ending balance: individually evaluated for impairment	$141,811	$21	$—	$27,503,627
Ending balance: collectively evaluated for impairment	$2,883,660	$49,695	$—	$633,508,065
A loan is considered impaired when, based on current information and events; it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. In addition to loans 90 days past due and still accruing and nonaccrual loans, all restructured loans, all loans risk graded doubtful or substandard and a portion of the loans risk graded special mention qualify, by definition, as impaired. Loans 90 days past due and still accruing totaling $174,976 and nonaccrual loans totaling $2,704,572 are included in impaired loans at December 31, 2014. Loans 90 days past due and still accruing totaling $472,052 and nonaccrual loans totaling $1,740,070 are included in impaired loans at December 31, 2013.

The following table summarizes our impaired loans at December 31, 2014 and 2013.

Impaired Loans
	With No Related Allowance
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
December 31, 2014
Commercial	$—	$—	$—	$—
Real estate
Construction	935,467	935,467	954,181	56,004
Residential (1-4 family)	2,704,883	2,880,739	3,067,193	119,011
Home equity lines	115,925	115,925	115,324	3,962
Multifamily	—	—	—	—
Commercial	1,430,533	1,430,533	1,317,972	79,891
Consumers
Consumer and installment loans	1,122	2,729	3,088	—
Overdraft protection loans	—	—	—	—
Total	$5,187,930	$5,365,393	$5,457,758	$258,868
December 31, 2013
Commercial	$776,894	$776,894	$773,156	$62,141
Real estate
Construction	4,790,328	4,790,328	5,211,772	287,107
Residential (1-4 family)	4,800,479	5,057,318	4,968,002	230,432
Home equity lines	666,794	714,083	714,644	4,062
Multifamily	308,053	308,053	325,385	21,972
Commercial	2,725,290	2,725,290	3,066,767	216,296
Consumers
Consumer and installment loans	4,351	5,543	10,700	—
Overdraft protection loans	—	—	—	—
Total	$14,072,189	$14,377,509	$15,070,426	$822,010

	With Related Allowance
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2014
Commercial	$1,549,963	$1,549,963	$441,265	$1,618,461	$93,073
Real estate
Construction	336,913	441,459	100,159	408,460	12,358
Residential (1-4 family)	4,493,442	4,535,549	1,261,490	4,564,008	232,522
Home equity lines	985,672	985,672	547,172	988,494	46,161
Multifamily	—	—	—	—	—
Commercial	1,700,360	1,700,360	335,033	1,721,563	79,323
Consumers
Consumer and installment loans	74,582	74,582	74,582	79,632	2,792
Overdraft protection loans	—	—	—	—	—
Total	$9,140,932	$9,287,585	$2,759,701	$9,380,618	$466,229
December 31, 2013
Commercial	$6,065,238	$6,065,238	$712,699	$7,909,717	$516,400
Real estate
Construction	2,304,867	2,336,216	736,248	2,336,327	108,594
Residential (1-4 family)	1,155,928	1,161,148	274,259	1,036,338	47,930
Home equity lines	719,451	719,451	510,118	720,206	41,035
Multifamily	—	—	—	—	—
Commercial	2,990,113	2,990,113	616,393	3,097,242	443,415
Consumers
Consumer and installment loans	83,792	83,792	83,792	11,124	472
Overdraft protection loans	—	—	—	—	—
Total	$13,319,389	$13,355,958	$2,933,509	$15,110,954	$1,157,846
Interest received in cash and recognized on impaired loans was $725,097, $1,924,008 and $1,694,593 for 2014, 2013 and 2012, respectively.
Restructured loans are loans for which it has been determined the borrower will not be able to perform under the original terms of the loan agreement and a concession has been made to those terms that would not otherwise have been considered. If the value of a restructured loan is determined to be less than the recorded investment in the loan, a valuation allowance is created with a corresponding charge-off to the allowance for loan losses and any collection of interest and principal are recorded as recoveries to the allowance for loan losses until all charged-off balances are fully recovered. Measurement of the value of a restructured loan is generally based on the present value of expected future cash flows discounted at the loan’s effective interest rate, unless in the case of collateral-dependent loans, the observable market price, or the fair value of the collateral can be readily determined. Restructured loans are reevaluated periodically and additional adjustments to the carrying value may be made. In addition, if it is determined the borrower is unable to perform under the modified terms, further steps, such as a full charge-off or foreclosure may be taken. We did not have any commitments to lend additional funds on restructured loans at December 31, 2014 or 2013.
We currently have eight loans classified as restructured loans; six residential 1-4 family loan for $1,520,390 and one commercial real estate loans for $1,332,589 and one consumer loan for $74,582. At December 31, 2014, one residential 1-4 family restructured loan totaling $183,400 is not current. All remaining restructured loans, which total $2,744,161 are current. There were five loans restructured during the year ended December 31, 2013. We did not have any defaults on restructured loans within twelve months of restructuring during the years ended December 31, 2014 and 2013.

Additional information on restructured loans during the period is as follows:
Troubled Debt Restructurings

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Year Ended December 31, 2014	4	$1,367,499	$1,304,499
Year Ended December 31, 2013	3	$5,356,097	$3,485,320
Troubled Debt Restructurings That Subsequently Defaulted

	Number of Contracts	Recorded Investment
Year Ended December 31, 2014	None	$—	$—
Year Ended December 31, 2013	None	$—	$—
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
Information on other real estate:

	2014		2013		2012
	Balance	Number	Balance	Number	Balance	Number
January 1,	$301,963	1	$—	—	$3,368,700	6
Balance moved into other real estate	942,285	3	397,037	2	725,075	3
	1,244,248	4	397,037	2	4,093,775	9
Write down of property charged to operations	—		—		(592,575)
Payments received after foreclosure	—		—		—
Properties sold	(1,100,248)	(3)	(95,074)	(1)	(3,501,200)	(9)
Balance December 31,	$144,000	1	$301,963	1	$—	—
Gross gains of sale of other real estate	$(6,976)		$—		$186,744
Gross losses on sale of other real estate	—		(3,020)		(34,788)
Write down of property charged to operations	—		—		(592,575)
Rental income, other real estate	9,620		—		10,030
Other real estate expense	(80,580)		(7,098)		(72,080)
Foreclosed property expense	$(77,936)		$(10,118)		$(502,669)

NOTE 6 – PROPERTY AND EQUIPMENT
Property and equipment consist of the following at December 31:

	2014	2013
Buildings	$18,221,806	$15,524,095
Land	7,747,480	7,747,480
Leasehold improvements	3,883,408	3,556,691
Equipment, furniture and fixtures	13,557,589	12,366,665
	43,410,283	39,194,931
Less accumulated depreciation	(13,162,819)	(10,313,395)
Property and equipment, net	$30,247,464	$28,881,536
Depreciation expense of $2,886,838, $2,424,478 and $1,960,822 was included in occupancy and equipment expense for 2014, 2013 and 2012, respectively.
We have thirty-one non-cancellable leases for premises. The lease terms are from one to thirty years and have various renewal dates. Rental expense was $4,239,011, $3,964,392 and $3,420,539 in 2014, 2013 and 2012, respectively. Minimum lease payments for succeeding years pertaining to these non-cancellable operating leases are as follows:

2015	$2,863,667
2016	2,311,587
2017	2,253,172
2018	1,301,531
2019	385,757
Thereafter	7,603,006
$16,718,720
NOTE 7 – GOODWILL AND INTANGIBLE ASSETS
On August 10, 2007, we acquired a Maryland mortgage office plus certain other mortgage related assets from Resource Bank (now Fulton Bank), a Virginia Beach based bank owned by Fulton Financial of Lancaster, Pennsylvania. The assets and results of operations have been included in the consolidated financial statements since that date. The aggregate purchase price was $2.1 million including legal expenses of $53,000. The intangible assets had a weighted-average useful life of seven years.
Information concerning intangible assets and goodwill attributable to the Maryland mortgage office acquired on August 10, 2007 is presented in the following table:

	December 31,		Acquisition
	2014	2013	Cost
Amortizable intangible assets, net	$—	$104,167	$1,250,000
Goodwill	775,000	775,000	775,000
Amortization expense	104,167	178,572
 Annual impairment review indicated that goodwill was not impaired in 2014 or 2013.

NOTE 8 – RESTRICTED EQUITY SECURITIES
Restricted equity securities are securities that do not have a readily determinable fair value and lack a market. Therefore, they are carried at cost. The following table represents balances as of December 31, 2014 and 2013, respectively:

	2014	2013
Federal Reserve Bank Stock	$2,086,000	$2,034,550
Federal Home Loan Bank Stock	1,412,800	1,515,000
Community Bankers Bank Stock	133,700	133,700
Total restricted equity securities	$3,632,500	$3,683,250

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
NOTE 9 – DEPOSITS
Interest-bearing deposits for the years ending December 31, 2014 and December 31, 2013 are as follows:

	2014	2013
Interest bearing demand	$66,681,905	$55,527,954
Money market accounts	369,221,343	374,461,494
Savings accounts	20,003,086	22,137,321
Certificates of deposit $250,000 and over	20,581,794	28,054,715
Other time deposits	207,624,614	206,045,506
Total interest-bearing deposits	$684,112,742	$686,226,990
Scheduled maturities for time deposits as of December 31, 2014 are as follows:

Year Maturing
2015	$175,049,652
2016	44,685,964
2017	6,808,740
2018	967,707
2019	694,345
Thereafter	—
$228,206,408
Brokered money market balances included in money markets totaled $42,420,532 and $44,636,438 at December 31, 2014 and 2013, respectively. There were no CDARS balances over $250,000 at year end 2014 or 2013.
NOTE 10 – BORROWINGS
We have federal funds arrangements with five financial institutions that provide approximately $68.0 million of unsecured short-term borrowing capacity. As of December 31, 2014 and 2013, there were no outstanding balances on these federal funds lines of credits. Information concerning federal funds purchased is summarized, as follows:

	2014	2013
Average balance during the year	$100,699	$32,161
Average interest rate during the year	1.26%	0.79%
Maximum month end balance during the year	$—	$—

We are a member of the Federal Home Loan Bank of Atlanta (“FHLB”) and as such, may borrow funds based on criteria established by the FHLB. We are allowed under our lines of credit to borrow up to 30% of assets, or approximately $320,021,092, if collateralized, as of December 31, 2014. This line of credit is secured by loans held for investment, investment securities and loans held for sale. The loans held for investment consists of blanket liens on our portfolio of 1-4 family residential loans, home equity lines of credit/loans portfolio and qualifying commercial real estate loans. The investment securities are pledged with collateral fair values of $97,249 at December 31, 2014 and $126,312 at December 31, 2013. The loans held for sale portfolio is pledged daily under the Residential Available For Sale ("RAFS") program which uses loans that have been sold to FHLB approved investors. We are allowed to borrow up to 90% of the pledged loan amount. The RAFS program went into effect in February 2014 after the previous program was sundowned.

As of December 31, 2014, we could borrow approximately $120.7 million, and as of December 31, 2013, we could borrow approximately $97.8 million, under our line, based upon collateral pledged. In both years, this line is reduced by $8.0 million, which has been pledged as collateral for public funds. In addition, we had one fixed rate advance outstanding on the line as of December 31, 2014.

The fixed rate advance, which totaled $1,075,497 in 2014 and $1,175,485 in 2013, matures September 28, 2015, bears a fixed interest rate of 4.96% throughout the term and was utilized to match fund ten-year amortizing loans to clients.
Should we ever desire to increase the line of credit beyond the 30% limit, the FHLB would allow borrowings of up to 40% of total assets once we met specific eligibility criteria.
Other information concerning FHLB advances is summarized below:

	2014	2013
Average balance during the year	$1,912,203	$48,423,774
Average interest rate during the year	3.02%	0.63%
Maximum month end balance during the year	$11,075,497	$148,217,804

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
NOTE 12 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
We entered into an interest rate swap agreement with PNC Bank (“PNC”) of Pittsburgh, PA on July 29, 2009, for our $10,000,000 Trust preferred borrowing, which carries a floating interest rate of 90 day LIBOR plus 160 basis points. The terms of this hedge allowed us to mitigate our exposure to interest-rate fluctuations by swapping our floating rate obligation for a fixed rate obligation. The notional amount of the swap agreement was $10,000,000, and expired on September 30, 2014. Under the terms of our agreement, at the end of each quarter we swapped our floating rate for a fixed rate of 3.26%. Including the additional 160 basis points, the effective fixed rate of interest cost was be 4.86% on our $10,000,000 Trust Preferred borrowing for five years.
The fixed-rate payment feature of this swap was structured to mirror the provisions of the hedged borrowing agreement. This swap qualifies as a cash flow hedge and the underlying liability was carried at fair value in other liabilities, with the tax-effective changes in the fair value of the instrument included in Stockholders’ Equity in accumulated other comprehensive income (loss). The fair value of this swap instrument was a liability of approximately $225,000 at December 31, 2013. Our collateral requirement on December 31, 2013 was $250,000.
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
To mitigate this risk, we pair the rate lock commitment with the sale of a notional security bearing similar attributes. At the time the loan is delivered to the investor, matched securities are repurchased. Any gains or losses associated with this pairing are recorded in mortgage banking income on our income statement as incurred. Our board approved “mandatory” deliver policy will only allow us to commit $50,000,000 to the program at any given time. We utilize the services of Optimal Blue, LLC, of Plano, Texas to help monitor and manage our rate lock activities in this program.
Although, we have board approval to participate in a mandatory delivery program, we did not participate in such a program in 2013. We did participate in the program in the latter part of 2014. Gains associated with the mandatory delivery program in 2014 were $180,903.
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

	(a)	(b)	(c)	(d)
Period	Total Number of Shares of Preferred Stock Converted to Common Stock	Total Number of Shares of Common Stock After Conversion	Total Number of Preferred Shares Remaining to Convert	Maximum Number of Post Conversion Whole Shares Remaining That May Yet Be Converted
2013
March 1, 2013 - March 8, 2013	271,020	1,016,312	—	—
February 1, 2013 - February 28, 2013	172,074	645,264	271,020	1,016,325
January 1, 2013 - January 31, 2013	38,029	142,608	443,094	1,661,602
2012
December 1, 2012 - December 31, 2012	6,966	26,121	481,123	1,804,211
November 1, 2012 - November 30, 2012	147,456	552,959	488,089	1,830,333
October 1, 2012 - October 31, 2012	153,355	575,073	635,545	2,383,293
June 1, 2012 - June 30, 2012	11,100	41,623	788,900	2,958,375

NOTE 14 – INCOME TAXES
The principal components of income tax benefit (expense) for 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Current
Federal	$(6,351,028)	$(5,051,832)	$(7,843,340)
State	(444,024)	(485,148)	(478,239)
	(6,795,052)	(5,536,980)	(8,321,579)
Deferred
Federal	318,422	(846,636)	884,082
State	(13,643)	(2,424)	10,712
	304,779	(849,060)	894,794
Total
Federal	(6,032,606)	(5,898,468)	(6,959,258)
State	(457,667)	(487,572)	(467,527)
	$(6,490,273)	$(6,386,040)	$(7,426,785)
Differences between income tax expense calculated at the statutory rate and that shown in the statement of income for 2014, 2013 and 2012 are summarized, as follows:

	2014	2013	2012
Federal income tax expense at statutory rate	$(6,195,743)	$(6,116,966)	$(7,088,077)
Tax effect of:
BOLI cash surrender value (decrease) increase	86,578	82,732	79,413
Meals and entertainment	(121,212)	(115,058)	(160,890)
State and local income taxes	(305,893)	(321,475)	(297,768)
Other	45,997	84,727	40,537
Income tax expense	$(6,490,273)	$(6,386,040)	$(7,426,785)

We have the following deferred tax assets and liabilities at December 31, 2014, 2013 and 2012:

	December 31,
	2014	2012	2011
Deferred tax assets:
Bad debt provision	$3,257,838	$3,320,139	$3,967,692
Available for sale securities	55,163	225,883	103,042
Deferred compensation	777,567	651,386	483,580
Reserve for available for sale loan repurchase	1,097,032	1,162,199	1,237,049
Premium amortization on securities	9,640	8,557	734
Other	1,171,886	744,806	588,690
Total deferred tax assets	6,369,126	6,112,970	6,380,787
Deferred tax liabilities:
Fixed assets	(1,426,903)	(1,644,419)	(1,207,059)
Other	(469,393)	(129,781)	(108,739)
Total deferred tax liabilities	(1,896,296)	(1,774,200)	(1,315,798)
Net deferred tax assets	$4,472,830	$4,338,770	$5,064,989
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered in income. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. Management has evaluated the effect of the guidance provided by U.S. GAAP on Accounting for Uncertainty in Income Taxes, and all other tax positions that could have a significant effect on the financial statements and determined the Company had no uncertain material income tax positions at December 31, 2014 or 2013.
We file income tax returns in the U.S. federal jurisdiction and the states of Virginia, Maryland, North Carolina and South Carolina. With few possible exceptions, we are no longer subject to U.S. or state income tax examinations by tax authorities for the years prior to 2011.
NOTE 15 – COMMITMENTS AND CONTINGENCIES
We have outstanding at any time a significant dollar amount of commitments to extend credit. To accommodate major customers, we also provide standby letters of credit and guarantees to third parties. Those arrangements are subject to strict credit control assessments. Guarantees and standby letters of credit specify limits to our obligations. The amounts of loan commitments, guarantees and standby letters of credit are set out in the following table as of December 31, 2014 and 2013. Because many commitments and almost all standby letters of credit and guarantees expire without being funded, in whole or in part, the contract amounts are not estimates of future cash flows. The majority of commitments to extend credit have terms up to one year. Interest rates on fixed-rate commitments range from 2.5% to 21.0%. All of the guarantees written and the standby letters of credit at December 31, 2014 expire during 2015.

	Commitments
	2014	2013
Commitments to grant loans	$205,003,879	$113,617,099
Interest Rate Lock Commitments	$79,415,083	$54,327,605
Unfunded commitments under lines of credit and similar arrangements	$148,660,017	$237,888,071
Standby letters of credit and guarantees written	$29,328,041	$19,925,081
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
Concentrations of credit risk relative to capital (whether on or off balance sheet) arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. At December 31, 2014, we had three loan concentrations which exceeded 10% in the area of loans to borrowers who are principally engaged in acquisition, development and construction of residential homes and developments. A geographic concentration arises because we operate primarily in southeastern Virginia.
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
NOTE 16 – STOCK COMPENSATION AND BENEFIT PLANS
In May 2014, Monarch shareholders ratified the adoption of the Monarch Bank 2014 Equity Incentive Plan ("2014EIP"), a stock-based compensation plan which succeeds the Monarch Bank 2006 Equity Incentive Plan (“2006EIP”). The 2006EIP had succeeded the 1999 Incentive Stock Plan ("99ISO") and was the only plan under which equity-based compensation could be awarded. Like the 2006EIP, the 2014EIP authorizes the compensation committee to grant options, stock appreciation rights, stock awards, performance stock awards, and stock units to designated directors, officers, key employees, consultants and advisers to the Company and its subsidiaries.
The 2014EIP authorized the Company to issue up to 1,000,000 shares of Monarch Common Stock plus the number of shares of our Common Stock outstanding under the predecessor plans. The Plan provides that no award may be granted more than 10 years after the May 2014 ratification. As of December 31, 2014, 208,157 shares were available for grants under the predecessor plans. A total of 431,864 shares are subject to outstanding awards under the 2006EIP and 1999ISO, including 104,114 stock options and 327,750 shares of non-vested restricted stock.
The following is a summary of our stock option activity, and related information. All shares and per share prices have been restated for stock splits and dividends in the years presented:

	2014			2013
Options	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price
Outstanding - Beginning of year	146,528	7.65		261,887	6.70
Granted	—	—		—	—
Exercised	(42,414)	7.18		(115,359)	5.49
Forfeited	—	—		—	—
Outstanding - End of year	104,114	7.84	$615,703	146,528	7.65
Options exercisable at year-end	104,114	7.84	$615,703	146,528	7.65
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the closing price. There were 42,414 options exercised during the year ended December 31, 2014 and 115,359 options exercised during the year ended December 31, 2013. The total intrinsic value of options exercised during the year ended December 31, 2014 was $190,833. No options were granted under the plan in 2014 or 2013. All options granted in relation to the 99ISO plan are fully vested.

Cash received for option exercise under share-based payment arrangements for 2014 and 2013 was $304,673 and $633,737, respectively. Tax benefits of $251,452 and $261,423 were recognized in 2014 and 2013, respectively.
Other information pertaining to options outstanding at December 31, 2014 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Life	Average Exercise Price
$6.78 to $7.85	104,114	9 months, 14 days	$7.84
A summary of the status of the our non-vested shares in relation to our restricted stock awards as of December 31, 2014 and 2013, and changes during the years ended December 31, 2014 and 2013, is presented below; the weighted average price is the weighted average fair value at the date of grant:

	2014		2013
Restricted Share Awards	Shares	Weighted Average Price	Shares	Weighted Average Price
Non-vested - Beginning of year	322,760	$7.10	393,388	$7.11
Granted	87,750	11.13	6,500	11.08
Vested	(76,560)	6.72	(72,528)	7.60
Forfeited	(6,200)	8.19	(4,600)	6.20
Non-vested - End of year	327,750	$8.25	322,760	$7.10
Compensation expense related to the restricted stock awards was $824,497, $593,721 and $413,855 for 2014, 2013 and 2012, respectively. The total fair value of awards vested during 2014 and 2013 was $1,010,592 and $460,266, respectively. As of December 31, 2014 and 2013, there was $1,587,427 and $1,372,000, respectively, of total unrecognized cost related to the non-vested share-based compensation arrangements granted under the 2006EIP. That cost is expected to be recognized over a weighted-average period of 2.6 years. The grant date fair value of common stock is used in determining unused compensation cost.
Other information pertaining to restricted stock at December 31, 2013 is as follows:

Range of Issuance Prices	Number Outstanding	Remaining Contractual Life
$5.21 to $11.13	322,760	2.65
We have a 401(k) defined contribution plan applicable to all eligible employees. Contributions to the plan are made at the employee’s election. Employees may contribute up to 91% of their salaries up to IRS limits. We began making contributions in April 2001. We matched 50% of the first 6.0% of employee contributions in 2014, 2013 and 2012. Our expense for 2014, 2013 and 2012 was $893,516, $960,102 and $906,449, respectively.
In addition, Monarch has supplemental retirement benefits provided to its executives under a supplemental executive retirement plan ("SERP") executed in 2006. Although technically unfunded, insurance policies on the lives of the covered executives are also available to finance future benefits. The Bank is the owner and beneficiary of these policies. The expense for 2014 and 2013 was $381,993 and $277,779, respectively. Total expected expense for 2015 is $278,003. The following were significant actuarial assumptions used to determine benefit obligations:

	December 31, 2014	December 31, 2013
Actuarial Assumptions
Weighted average assumed discount rate	4.50%	4.50%

Changes in Projected Benefit Obligation
Projected benefit obligation, January 1	$1,777,773	$1,329,703
Service cost	322,080	210,729
Interest cost	90,893	67,070
Actuarial loss due to change in discount rate	—	220,271
Benefits paid	(80,000)	(50,000)
Projected benefit obligation, December 31,	$2,110,746	$1,777,773

Amounts Recognized in Accumulated Other Comprehensive Income
Actuarial gain (loss) due to change in discount rate	$7,920	$(214,331)
Deferred income tax (expense) benefit	(2,772)	75,016
	$5,148	$(139,315)
The SERP liability, equal to the projected benefit obligation above, is included in other liabilities on the Company's consolidated balance sheet. SERP payments for executives or their beneficiaries are in pre-determined fixed annual payments that begin at age 65 and continue for 10 years. In July 2014, Monarch established an executive savings plan. A grantor or Rabbi Trust in the amount of $2,018,154 was established as a vehicle for accumulating assets to pay benefits under the plan.
NOTE 17 – RELATED PARTY TRANSACTIONS
We have loan transactions with our executive officers and directors, and with companies in which our executive officers and directors have a financial interest. Management believes these transactions occurred in the ordinary course of business on substantially the same terms as those prevailing at the time for persons not related to the lender. A summary of related party loan activity is as follows during 2014 and 2013.

	2014	2013
Outstanding - Beginning of year	$26,514,743	$24,639,539
Originations	23,634,933	16,609,938
Repayments	(22,346,685)	(14,734,734)
Outstanding - End of year	$27,802,991	$26,514,743

Commitments to extend credit and letters of credit to related parties amounted to $14,816,690 and $11,769,918 at December 31, 2014 and 2013, respectively.
At December 31, 2014 and 2013 total deposits held by related parties were $7,515,201 and $6,286,588, respectively.
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
The Bank, as a Virginia banking corporation, may only pay dividends from retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the Bank. Regulatory agencies place certain restrictions on dividends paid and loans and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. At December 31, 2014, the amount available was approximately $26.8 million. Loans and advances are limited to 10% of the Bank’s common stock and capital surplus. As of December 31, 2014, funds available for loans or advances by the Bank to the Company were approximately $11.8 million.
Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2014, the Bank meets all capital adequacy requirements to which it is subject.
As of December 31, 2014 the Bank was categorized as “well capitalized”, the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. The Company is also subject to certain capital adequacy ratio requirements. The Company and Bank’s actual capital amounts and ratios are also presented in the table as of December 31, 2014 and 2013.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
	(Dollars in Thousands)
As of December 31, 2014
Total Risk-Based Capital Ratio
Consolidated Company	$125,728	13.79%	$72,925	8.00%	N/A	N/A
Bank	$125,807	13.81%	$72,900	8.00%	$91,125	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated Company	$116,779	12.81%	$36,462	4.00%	N/A	N/A
Bank	$116,858	12.82%	$36,450	4.00%	$54,675	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated Company	$116,779	11.44%	$40,821	4.00%	N/A	N/A
Bank	$116,858	11.45%	$40,821	4.00%	$51,026	5.00%
(Tier 1 Capital to Average Assets)
As of December 31, 2013
Total Risk-Based Capital Ratio
Consolidated Company	$116,120	13.91%	$66,783	8.00%	N/A	N/A
Bank	$116,340	13.95%	$66,718	8.00%	$83,397	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated Company	$107,059	12.82%	$33,391	4.00%	N/A	N/A
Bank	$107,279	12.86%	$33,359	4.00%	$50,038	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated Company	$107,059	10.81%	$39,600	4.00%	N/A	N/A
Bank	$107,279	10.84%	$39,600	4.00%	$49,501	5.00%
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
The following table presents the carrying amounts and fair value of our financial instruments at December 31, 2014 and December 31, 2013. GAAP defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than through a forced or liquidation sale for purposes of this disclosure. The carrying amounts in the table are included in the consolidated balance sheet under the indicated captions.

Estimation of Fair Values

	Fair Value Measurements at December 31, 2014 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalents	$65,428,974	$65,428,974	$—	$—	$65,428,974
Investment securities available for sale	23,725,362	—	23,725,362	—	23,725,362
Loans held for sale	147,690,276	—	147,690,276	—	147,690,276
Loans held for investment (net)	763,640,698	—	—	776,974,812	776,974,812
Accrued interest receivable	2,087,880	—	2,087,880	—	2,087,880
Restricted equity securities	3,632,500	—	3,632,500	—	3,632,500
Bank owned life insurance	9,656,803	—	9,656,803	—	9,656,803
Derivative financial assets	1,514,083	—	1,514,083	—	1,514,083
Liabilities
Deposits	$919,413,913	$—	$917,008,847	$—	$917,008,847
Borrowings	21,075,497	—	11,109,566	5,641,087	16,750,653
Accrued interest payable	43,280	—	43,280	—	43,280
Derivative financial liability	1,195,405	—	1,195,405	—	1,195,405

	Fair Value Measurements at December 31, 2013 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalents	$104,911,322	$104,911,322	$—	$—	$104,911,322
Investment securities available for sale	48,821,760	—	48,821,760	—	48,821,760
Mortgage loans held for sale	99,717,785	—	99,717,785	—	99,717,785
Loans held for investment (net)	703,610,098	—	—	716,133,189	716,133,189
Accrued interest receivable	2,152,132	—	2,152,132	—	2,152,132
Restricted equity securities	3,683,250	—	3,683,250	—	3,683,250
Bank owned life insurance	7,409,436	—	7,409,436	—	7,409,436
Liabilities
Deposits	$893,118,490	$—	$889,702,779	$—	$889,702,779
Borrowings	11,175,485	—	1,259,958	5,522,998	6,782,956
Accrued interest payable	58,404	—	58,404	—	58,404
Derivative financial liability	225,442	—	225,442	—	225,442
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
Derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs related to:
•Loans held for sale forward sales commitments are recorded at their fair value based on the estimated number of days remaining in the IRLC at the measurement date and expected return from the secondary market. Forward mortgage loan sales commitments are recorded at their fair value based on the gain or loss that would occur if the loan were paired off with an investor at measurement date. A derivative asset of $1,514,083 and a derivative liability of $1,195,405 related to loans held for sale were recorded at December 31, 2014. No derivative assets or liabilities related to loans held for sale were recorded at December 31, 2013.
•A rate swap on Trust Preferred stock was recorded at fair value based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the December 31, 2013. This rate swap matured on September 30, 2014 so no valuation was recorded for December 31, 2014. At December 31, 2013 standard valuation techniques were used to calculate the present value of the future expected cash flows assuming an orderly transaction. Level 2 inputs for the valuations were limited to observable market prices for London Interbank Offered Rate (LIBOR) observable market prices for LIBOR swap rates, and three month LIBOR basis spreads at commonly quoted intervals. At December 31, 2013 our derivative financial liability consisted of an interest rate swap that qualified as a cash flow hedge which had an unrealized loss of $225,442.
It is not practicable to separately estimate the fair values for off-balance-sheet credit commitments, including standby letters of credit and guarantees written, due to the lack of cost-effective reliable measurement methods for these instruments.

The following table presents our assets and liabilities, which are measured at fair value on a recurring basis for each of the fair value hierarchy levels, as of December 31, 2014 and December 31, 2013:

	Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
December 31, 2014
Investment securities - available for sale
U.S. government agency obligations	$20,453,875	$—	$20,453,875	$—
Mortgage-backed securities	1,283,633	—	1,283,633	—
Municipal securities	1,987,854	—	1,987,854	—
Loans held for sale	147,690,276	—	147,690,276	—
Derivative financial asset	1,514,083	$—	1,514,083	—
Derivative financial liability	$1,195,405	$—	$1,195,405	$—
December 31, 2013
Investment securities - available for sale
U.S. government agency obligations	$45,345,911	$—	$45,345,911	$—
Mortgage-backed securities	1,567,161	—	1,567,161	—
Municipal securities	1,908,688	—	1,908,688	—
Loans held for sale	99,717,785	—	99,717,785	—
Derivative financial liability	$225,442	$—	$225,442	$—
The following table provides quantitative disclosures about the fair value measurements of our assets related to continuing operations which are measured at fair value on a nonrecurring basis as of December 31, 2014 and 2013:

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2014
Real estate owned	$144,000	$—	$—	$144,000
Restructured and impaired loans	$6,381,231	$—	$—	$6,381,231
At December 31, 2013
Real estate owned	$301,963	$—	$—	$301,963
Restructured and impaired loans	$10,385,880	$—	$—	$10,385,880

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2014 and 2013.

	Fair Value Measurement at December 31, 2014
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Commercial	$1,108,698	Market comparables	Discount applied to market comparables (1)	34%
Real Estate
Construction	236,754	Market comparables	Discount applied to market comparables (1)	36%
Residential (1-4 family)	3,231,952	Market comparables	Discount applied to market comparables (1)	22%
Home equity lines	438,500	Market comparables	Discount applied to market comparables (1)	22%
Multifamily	—	Market comparables	Discount applied to market comparables (1)	—%
Commercial	1,365,327	Market comparables	Discount applied to market comparables (1)	13%
Consumers
Consumer and installment loans	—	Market comparables	Discount applied to market comparables (1)	—%
Total restructures and impaired loans	$6,381,231
Real estate owned	$144,000	Market comparables	Discount applied to market comparables (1)	11%
	Fair Value Measurement at December 31, 2013
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Commercial	$5,352,539	Market comparables	Discount applied to market comparables (1)	18%
Real Estate
Construction	1,568,619	Market comparables	Discount applied to market comparables (1)	44%
Residential (1-4 family)	881,669	Market comparables	Discount applied to market comparables (1)	40%
Home equity lines	209,333	Market comparables	Discount applied to market comparables (1)	26%
Multifamily	—	Market comparables	Discount applied to market comparables (1)	—%
Commercial	2,373,720	Market comparables	Discount applied to market comparables (1)	19%
Consumers
Consumer and installment loans	—	Market comparables	Discount applied to market comparables (1)	—%
Total restructures and impaired loans	$10,385,880
Real estate owned	$301,963	Market comparables	Discount applied to market comparables (1)	11%
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

Real estate owned is carried at the lower of carrying value or fair value less estimated selling costs. Upon foreclosure and through liquidation, we evaluate the property’s fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value less selling costs. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Fair value is determined through an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data. When evaluating fair value, management may discount the appraisal further if, based on their understanding of the market conditions, it is determined the collateral is further impaired below the appraised value (Level 3). Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. We recorded $0 losses due to valuation adjustments on real estate owned within foreclosed property expense in non-interest expense in December 31, 2014 and 2013, respectively. The Company had one property in real estate owned at December 31, 2014 and one property in real estate owned at December 31, 2013.
Restructured and impaired loans are generally valued based on the present value of expected future cash flows discounted at the loan’s effective interest rate, unless in the case of collateral-dependent loans, the observable market price, or the fair value of the collateral can be readily determined. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data. When evaluating fair value, management may discount the appraisal further if, based on their understanding of the market conditions, it is determined the collateral is further impaired below the appraised value (Level 3). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business's financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Restructured and impaired loans are periodically reevaluated to determine if additional adjustments to the carrying value are necessary.
Loans held for sale. Loans held for sale are recorded at their fair value when originated, based on our expected return from the secondary market.
Derivative financial instruments. Derivative financial instruments are recorded at fair value using observable level 2 market inputs related to:
• Loans held for sale forward sales commitments are recorded at their fair value based on the estimated number of days remaining in the IRLC at the measurement date and expected return from the secondary market. Forward mortgage loan sales commitments are recorded at their fair value based on the gain or loss that would occur if the loan were paired off with an investor at measurement date. A derivative asset of $1,514,083 and a derivative liability of $1,195,405 related to loans held for sale were recorded at December 31, 2014. No derivative assets or liabilities related to loans held for sale were recorded at December 31, 2013.
•A rate swap on Trust Preferred stock was recorded at fair value based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the December 31, 2013. This rate swap matured on September 30, 2014 so no valuation was recorded for December 31, 2014. At December 31, 2013 standard valuation techniques were used to calculate the present value of the future expected cash flows assuming an orderly transaction. Level 2 inputs for the valuations were limited to observable market prices for London Interbank Offered Rate (LIBOR) observable market prices for LIBOR swap rates, and three month LIBOR basis spreads at commonly quoted intervals. At December 31, 2013 our derivative financial liability consisted of an interest rate swap that qualified as a cash flow hedge which had an unrealized loss of $225,442.

NOTE 20 – EARNINGS PER SHARE RECONCILIATION
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	2014	2013	2012
Net income	$11,211,850	$11,091,007	$12,824,869
Less: non-cumulative perpetual preferred dividend	—	—	(1,402,532)
Net Income available for common stock (numerator, basic)	$11,211,850	$11,091,007	$11,422,337
Weighted average shares outstanding (denominator)	10,619,443	10,167,156	7,400,443
Income per common share - basic	$1.06	$1.09	$1.54
Net income	$11,211,850	$11,091,007	$12,824,869
Weighted average shares - diluted (denominator)	10,658,600	10,299,471	10,255,992
Income per common share - diluted	$1.05	$1.08	$1.25
Dilutive effect - average number of common shares	39,157	60,999	47,646
Dilutive effect - average number of convertible non-cumulative perpetual preferred, if converted	—	71,316	2,807,903
Dilutive effect - average number of shares	39,157	132,315	2,855,549

The dilutive effect of stock options is 39,157, 60,999 and 47,646 shares for 2014, 2013 and 2012 respectively. The dilutive effect of the conversion to common stock of our convertible non-cumulative perpetual preferred stock was 71,316 in 2013 and 2,807,903 in 2012. Anti-dilutive options excluded from the dilutive earnings per share calculation totaled 0 in 2014 and 2013 and 102,567 in 2012.
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
Funding for retail mortgage banking services' loans held for sale (LHFS) portfolio is provided by community banking services. The outstanding LHFS balance and related interest earned for the bank's interim holding period of these loans is recorded in the community banking segment. This interim interest income was $4,866,818 in 2014, $7,021,186 in 2013 and $11,257,408 in 2012. In the event of early payment default, Monarch has recorded a reserve for loan repurchases which was $3,013,396 at December 31, 2014 and $3,171,891 at December 31, 2013, which is not a part of our loan loss reserve and is carried in other liabilities. This reserve is an estimate of the potential for losses at any given time based on investor contracts and are not an indication such loss will occur.
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
Segment information for the years 2014, 2013 and 2012 is shown in the following table. The “Other” column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments and inter-company eliminations.

Selected Financial Information

	Commercial and Other Banking	Mortgage Banking Operations	Inter-segment Eliminations	Total
Year Ended December 31, 2014
Income:
Interest income	$42,385,437	$605,470	$—	$42,990,907
Non-interest income	5,317,295	62,440,013	(678,067)	67,079,241
Total operating income	47,702,732	63,045,483	(678,067)	110,070,148
Expenses:
Interest expense	(3,661,164)	—	—	(3,661,164)
Provision for loan losses	—	—	—	—
Personnel expense	(15,178,263)	(43,689,403)	(21,965)	(58,889,631)
Other non-interest expenses	(12,171,756)	(18,118,501)	700,032	(29,590,225)
Total operating expenses	(31,011,183)	(61,807,904)	678,067	(92,141,020)
Income before income taxes and non-controlling interest	16,691,549	1,237,579	—	17,929,128
Provision for income taxes	(6,042,274)	(447,999)	—	(6,490,273)
Less: Net income attributable to non-controlling interest	(29,287)	(197,718)	—	(227,005)
Net income attributable to Monarch Financial Holdings, Inc.	$10,619,988	$591,862	$—	$11,211,850

	Commercial and Other Banking	Mortgage Banking Operations	Inter-segment Eliminations	Total
Year Ended December 31, 2013
Income:
Interest income	$43,518,266	$830,171	$—	$44,348,437
Non-interest income	5,274,634	65,672,402	(1,064,765)	69,882,271
Total operating income	48,792,900	66,502,573	(1,064,765)	114,230,708
Expenses:
Interest expense	(4,786,458)	—	—	(4,786,458)
Provision for loan losses	—	—	—	—
Personnel expense	(14,118,094)	(48,303,608)	(35,479)	(62,457,181)
Other non-interest expenses	(14,768,836)	(14,785,045)	1,100,244	(28,453,637)
Total operating expenses	(33,673,388)	(63,088,653)	1,064,765	(95,697,276)
Income before income taxes and non-controlling interest	15,119,512	3,413,920	—	18,533,432
Provision for income taxes	(5,209,710)	(1,176,330)	—	(6,386,040)
Less: Net income attributable to non-controlling interest	(47,305)	(1,009,080)	—	(1,056,385)
Net income attributable to Monarch Financial Holdings, Inc.	$9,862,497	$1,228,510	$—	$11,091,007

Selected Financial Information - continued

	Commercial and Other Banking	Mortgage Banking Operations	Inter-segment Eliminations	Total
Year Ended December 31, 2012
Income:
Interest income	$45,593,745	$874,720	$—	$46,468,465
Non-interest income	5,222,612	86,056,021	(1,517,827)	89,760,806
Total operating income	50,816,357	86,930,741	(1,517,827)	136,229,271
Expenses:
Interest expense	(5,916,233)	—	—	(5,916,233)
Provision for loan losses	(4,831,133)	—	—	(4,831,133)
Personnel expense	(12,792,977)	(63,593,556)	(54,155)	(76,440,688)
Other non-interest expenses	(11,375,735)	(18,011,173)	1,571,982	(27,814,926)
Total operating expenses	(34,916,078)	(81,604,729)	1,517,827	(115,002,980)
Income before income taxes and non-controlling interest	15,900,279	5,326,012	—	21,226,291
Provision for income taxes	(5,563,287)	(1,863,498)	—	(7,426,785)
Less: Net income attributable to non-controlling interest	(72,207)	(902,430)	—	(974,637)
Net income attributable to Monarch Financial Holdings, Inc.	$10,264,785	$2,560,084	$—	$12,824,869

Segment Assets
December 31, 2014	$1,062,825,141	$15,071,113	$(11,159,280)	$1,066,736,974
December 31, 2013	$1,015,770,066	$11,991,775	$(11,061,181)	$1,016,700,660
Fixed Asset Purchases by Segment
December 31, 2014	$3,932,268	$352,505	$—	$4,284,773
December 31, 2013	$2,840,449	$3,054,462	$—	$5,894,911

NOTE 22 – CONDENSED PARENT COMPANY ONLY FINANCIAL INFORMATION
On June 1, 2006, a parent corporation, Monarch Financial Holdings, Inc. was formed through a reorganization plan under the laws of the Commonwealth of Virginia. With this reorganization, Monarch Bank became a wholly-owned subsidiary of Monarch Financial Holdings, Inc.
The condensed financial position as of December 31, 2014 and December 31, 2013 and the condensed results of operations and cash flows for Monarch Financial Holdings, Inc., parent company only, for the years ended December 31, 2014, 2013 and 2012 are presented below.

CONDENSED BALANCE SHEET

	December 31, 2014	December 31, 2013
ASSETS
Cash	$76,549	$505,178
Investment in Monarch Bank	117,444,721	107,658,064
Investment in Trust	310,000	310,000
Other assets	1,436	1,448
Total assets	$117,832,706	$108,474,690
LIABILITIES AND STOCKHOLDERS’ EQUITY
Floating rate subordinated debenture (trust preferred securities)	$10,310,000	$10,310,000
Valuation adjustment for trust preferred securities	—	225,442
Due to related parties	71,373	421,095
Other liabilities	—	—
Total stockholders’ equity	107,451,333	97,518,153
Total liabilities and stockholders’ equity	$117,832,706	$108,474,690

CONDENSED STATEMENT OF INCOME STATEMENT AND COMPREHENSIVE INCOME

	December 31, 2014	December 31, 2013	December 31, 2012
INCOME
Dividends from subsidiaries	$3,710,806	$2,932,006	$3,071,533
Dividend from non-bank subsidiary	5,773	5,906	6,516
Total income	3,716,579	2,937,912	3,078,049
EXPENSES
Interest on borrowings	422,017	552,548	575,601
Miscellaneous expense	14	2,500	10,064
Total expenses	422,031	555,048	585,665
INCOME BEFORE EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES	3,294,548	2,382,864	2,492,384
EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES	7,917,302	8,708,143	10,332,485
NET INCOME	11,211,850	11,091,007	12,824,869
Preferred stock dividend and accretion of preferred stock discounts	—	—	(1,402,532)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$11,211,850	$11,091,007	$11,422,337
COMPREHENSIVE INCOME(1)
(1)Refer to the consolidated statements of comprehensive income for other comprehensive income details.

CONDENSED STATEMENTS OF CASH FLOWS

	December 31, 2014	December 31, 2013	December 31, 2012
Operating activities:
Net income	$11,211,850	$11,091,007	$12,824,869
Adjustments to reconcile net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(7,917,302)	(8,708,143)	(10,332,485)
Stock-based compensation	824,497	621,511	413,855
Changes in:
Interest payable and other liabilities	(291)	(99,681)	4,532
Net cash from operating activities	4,118,754	2,904,694	2,910,771
Investing activities:
Increase in investment in subsidiaries	(2,126,957)	(957,070)	(631,074)
Net cash from investing activities	(2,126,957)	(957,070)	(631,074)
Financing activities:
Dividends paid on perpetual preferred stock	—	—	(1,402,532)
Dividends paid on common stock	(3,294,562)	(2,440,096)	(1,174,089)
Cash in lieu of fractional shares on perpetual stock conversion to common stock	—	(243)	(3,434)
Decrease (increase) in investment in subsidiary	—	4,500,000	(8,500,000)
Net (decrease) increase in short term borrowing	—	(5,000,000)	5,000,000
Proceeds from issuance of common stock	874,136	889,892	260,264
Net cash from financing activities	(2,420,426)	(2,050,447)	(5,819,791)
CHANGE IN CASH AND CASH EQUIVALENTS	(428,629)	(102,823)	(3,540,094)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	505,178	608,001	4,148,095
CASH AND CASH EQUIVALENTS AT END OF YEAR	$76,549	$505,178	$608,001

NOTE 23 - SUBSEQUENT EVENTS - COMMON STOCK DIVIDEND

On January 30, 2015 the Company announced that the Board of Monarch Financial Holdings, Inc., had approved a quarterly cash dividend of $0.08 per share for shareholders of record on February 10, 2015, payable on February 27, 2015. The total dollar value of this dividend was $858,261.

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
Management’s Report On Internal Control Over Financial Reporting is incorporated herein from Item 8. of this Form 10-K. Yount, Hyde & Barbour, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in their report which is included in this annual report on Form 10-K.

There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Item 9B.	Other Information.
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.
The information required by this item will be provided by being incorporated herein by reference to the Company's definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be provided by being incorporated herein by reference to the Company's definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be provided by being incorporated herein by reference to the Company's definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.
The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statements Schedules.

(a)	(1) and (2). The response to this portion of Item 15 is included in Item 8 above.
(3). Exhibits
(a.)The following exhibits are filed on behalf of the Registrant as part of this report:

No.	Description

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

4.6	Monarch Bank 2014 Equity Incentive Plan attached as Exhibit 4.5 to the Registrant's Registration Statement on Form S-8, filed with the Commission on August 15, 2014, incorporated by reference herein.

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

10.5
Employment Agreement entered into between Monarch Bank and William T. Morrison attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 5, 2015, incorporated by reference herein.

10.6
Form of Change in Control Agreement between Monarch Bank and Brad E. Schwartz attached as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2011, incorporated by reference herein.

10.7
Form of Change in Control Agreement between Monarch Bank and William T. Morrison attached as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 5, 2015, incorporated by reference herein.

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

21.1	Subsidiaries of Registrant, attached as Exhibit 21.1, filed herewith.

23.1	Consent of Yount, Hyde & Barbour, PC., filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101	Financial statements and schedules in interactive data format, filed herewith.

(b)	Exhibits
See Item 15(a)(3) above.

(c)	Financial Statement Schedules
See Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH FINANCIAL HOLDINGS, INC. March 13, 2015

By:	/s/ LYNETTE P. HARRIS
Lynette P. Harris Executive Vice President, Secretary, Treasurer & Chief Financial Officer (On behalf of the Company and as principal financial and accounting officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2015.

/s/ LAWTON H. BAKER	March 13, 2015
Lawton H. Baker, Director

/s/ JEFFREY F. BENSON	March 13, 2015
Jeffrey F. Benson, Director

/s/ JOE P. COVINGTON, JR.	March 13, 2015
Joe P. Covington, Jr., Director

/s/ E. NEAL CRAWFORD, JR.	March 13, 2015
E. Neal Crawford, Jr., President and Director

/s/ VIRGINIA S. CROSS	March 13, 2015
Virginia S. Cross, Director

/s/ TAYLOR B. GRISSOM	March 13, 2015
Taylor B. Grissom, Director

/s/ WILLIAM T. MORRISON	March 13, 2015
William T. Morrison, Executive Vice President and Director

/s/ ROBERT M. OMAN	March 13, 2015
Robert M. Oman, Director

/s/ ELIZABETH T. PATTERSON	March 13, 2015
Elizabeth T. Patterson, Director

/s/ DWIGHT C. SCHAUBACH	March 13, 2015
Dwight C. Schaubach, Director

/s/ BRAD E. SCHWARTZ	March 13, 2015
Brad E. Schwartz, Director, Chief Executive Officer (as principal executive officer)

EXHIBIT INDEX

Number	Description

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

4.6	Monarch Bank 2014 Equity Incentive Plan attached as Exhibit 4.5 to the Registrant's Registration Statement on Form S-8, filed with the Commission on August 15, 2014, incorporated by reference herein.

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

10.5
Employment Agreement entered into between Monarch Bank and William T. Morrison attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 5, 2015, incorporated by reference herein.

10.6
Form of Change in Control Agreement between Monarch Bank and Brad E. Schwartz attached as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2011, incorporated by reference herein.

10.7
Form of Change in Control Agreement between Monarch Bank and William T. Morrison attached as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 5, 2015, incorporated by reference herein.

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

21.1	Subsidiaries of Registrant, attached as Exhibit 21.1, filed herewith.

23.1	Consent of Yount, Hyde & Barbour, PC., filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.0	Financial statements and schedules in interactive data format, filed herewith.