Form 10-Q
period 2014-12-31
Monarch Financial Holdings, Inc.
filed 2015-05-08
CIK 1364856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐  No  ☒
The number of shares of common stock outstanding as of May 1, 2015 was 10,765,607.

MONARCH FINANCIAL HOLDINGS, INC.
FORM 10-Q
March 31, 2015

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)
	March 31, 2015	December 31, 2014
ASSETS:
Cash and due from banks	$13,869,742	$14,503,072
Interest bearing bank balances	73,237,427	49,790,751
Federal funds sold	63,311,101	1,135,151
Total cash and cash equivalents	150,418,270	65,428,974
Investment securities available-for-sale, at fair value	20,282,758	23,725,362
Mortgage loans held for sale, net at fair value	159,898,666	147,690,276
Loans held for investment, net of unearned income	787,002,953	772,589,535
Less: allowance for loan losses	(8,643,553)	(8,948,837)
Loans, net	778,359,400	763,640,698
Property and equipment, net	30,050,294	30,247,464
Restricted equity securities	3,242,900	3,632,500
Bank owned life insurance	9,949,757	9,656,803
Goodwill	775,000	775,000
Other real estate owned, net of valuation allowance	100,000	144,000
Other assets	25,303,216	21,795,897
Total assets	$1,178,380,261	$1,066,736,974
LIABILITIES:
Deposits:
Demand deposits—non-interest bearing	$270,446,261	$235,301,171
Demand deposits—interest bearing	58,724,612	66,681,905
Savings deposits	19,518,970	20,003,086
Money market savings	417,328,654	369,221,343
Time deposits	271,120,568	228,206,408
Total deposits	1,037,139,065	919,413,913
Borrowings:
Trust preferred subordinated debt	10,000,000	10,000,000
Federal Home Loan Bank advances	1,050,499	11,075,497
Total borrowings	11,050,499	21,075,497
Other liabilities	19,653,436	18,710,247
Total liabilities	1,067,843,000	959,199,657
STOCKHOLDERS’ EQUITY:
Preferred stock, $5 par value, 1,185,300 shares authorized; none issued	—	—
Common stock, $5 par value; 20,000,000 shares authorized; issued and outstanding - 10,646,873 shares (includes non-vested shares of 299,910) at March 31, 2015 and 10,652,475 shares (includes non-vested shares of 229,750) at December 31, 2014	51,949,985	51,863,625
Additional paid-in capital	8,554,967	8,335,538
Retained earnings	49,957,353	47,354,407
Accumulated other comprehensive loss	(14,424)	(102,237)
Total Monarch Financial Holdings, Inc. stockholders’ equity	110,447,881	107,451,333
Non-controlling interest	89,380	85,984
Total equity	110,537,261	107,537,317
Total liabilities and stockholders’ equity	$1,178,380,261	$1,066,736,974
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Interest income:
Interest and fees on loans held for investment	$9,840,336	$9,478,892
Interest on mortgage loans held for sale	1,307,037	772,732
Interest on investment securities	88,915	76,049
Interest on federal funds sold	8,253	40,378
Dividends on equity securities	39,000	30,000
Interest on other bank accounts	102,029	36,032
Total interest income	11,385,570	10,434,083
Interest expense:
Interest on deposits	668,060	834,413
Interest on trust preferred subordinated debt	46,415	122,337
Interest on borrowings	22,606	14,362
Total interest expense	737,081	971,112
Net interest income	10,648,489	9,462,971
Provision for loan losses	250,000	—
Net interest income after provision for loan losses	10,398,489	9,462,971
Non-interest income:
Mortgage banking income	21,063,679	12,202,162
Service charges and fees	516,554	470,212
Title income	232,771	105,034
Investment and insurance income	344,126	445,472
Gain on sale of asset	35,011	—
Other	74,022	85,771
Total non-interest income	22,266,163	13,308,651
Non-interest expenses:
Salaries and employee benefits	9,594,276	8,271,561
Commissions and incentives	9,445,138	4,010,964
Loan origination expense	2,458,663	1,363,141
Occupancy expense	2,288,508	2,276,703
Marketing expense	746,227	521,841
Data processing expense	629,750	479,278
Telephone	325,746	311,137
Professional fees	258,601	249,839
Foreclosed property expense	53,326	7,139
Other expenses	1,377,597	1,255,030
Total non-interest expenses	27,177,832	18,746,633
Income before income taxes	5,486,820	4,024,989
Income tax provision	(1,993,340)	(1,471,240)
Net income	3,493,480	2,553,749
Less: Net income attributable to non-controlling interests	(32,273)	(16,484)
Net income attributable to Monarch Financial Holdings, Inc.	$3,461,207	$2,537,265
Basic net income per share	$0.32	$0.24
Diluted net income per share	$0.32	$0.24

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31
	2015	2014
Net Income	$3,493,480	$2,553,749
Other comprehensive income:
Change in unrealized gain on interest rate swap, net of income taxes	—	46,878
Change in unrealized gain on securities available for sale, net of income taxes	77,526	57,554
Change in unrealized loss on supplemental executive's retirement plan, net of income taxes	3,049	1,287
Change in unrealized gain on mutual fund	7,238	—
Other comprehensive income	87,813	105,719
Total comprehensive income	3,581,293	2,659,468
Less: Comprehensive income attributable to non-controlling interests	(32,273)	(16,484)
Comprehensive income attributable to Monarch Financial Holdings, Inc.	$3,549,020	$2,642,984

Unrealized gain on interest rate swap	$—	$72,120
Income tax expense	—	(25,242)
Net unrealized gain on interest rate swap	$—	$46,878

Unrealized holding gain on securities available for sale	$119,271	$88,545
Income tax expense	(41,745)	(30,991)
Net unrealized gain on securities available for sale	$77,526	$57,554

Unrealized gain on supplemental executive's retirement plan	$4,691	$1,980
Income tax expense	(1,642)	(693)
Net unrealized gain on supplemental executive's retirement plan	$3,049	$1,287

Unrealized gain on mutual fund	$7,238	$—
Income tax expense	—	—
Net unrealized gain on mutual fund	$7,238	$—

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
 MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
	Shares	Amount
Balance—December 31, 2013	10,286,363	$51,431,815	$7,068,715	$39,437,119	$(419,496)	$227,445	$97,745,598
Net income for the three months ended March 31, 2014				2,537,265		16,484	2,553,749
Other comprehensive income					105,719		105,719
Stock-based compensation expense, net of forfeitures and income taxes	—	—	199,150				199,150
Stock options exercised	23,870	119,350	45,164				164,514
Cash dividend declared on common stock ($0.07 per share)				(742,447)			(742,447)
Common stock issued through dividend reinvestment	6,501	32,505	43,617				76,122
Cash in lieu of fractional shares			5				5
Distributions to non-controlling interests						(126,218)	(126,218)
Balance - March 31, 2014	10,316,734	$51,583,670	$7,356,651	$41,231,937	$(313,777)	$117,711	$99,976,192

Balance—December 31, 2014	10,372,725	$51,863,625	$8,335,538	$47,354,407	$(102,237)	$85,984	$107,537,317
Net income for the three months ended March 31, 2015				3,461,207		32,273	3,493,480
Other comprehensive income					87,813		87,813
Stock-based compensation expense, net of forfeitures and income taxes	—	—	171,643				171,643
Stock options exercised	17,272	86,360	47,786				134,146
Cash dividend declared on common stock ($0.08 per share)				(858,261)			(858,261)
Distributions to non-controlling interests						(28,877)	(28,877)
Balance - March 31, 2015	10,389,997	$51,949,985	$8,554,967	$49,957,353	$(14,424)	$89,380	$110,537,261
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income	$3,493,480	$2,553,749
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	250,000	—
Depreciation	723,205	687,534
Accretion of discounts and amortization of premiums, net	684	1,739
Deferral of loan fees, net of deferred (costs)	147,656	(65,070)
Amortization of intangible assets	—	44,643
Stock-based compensation	171,643	199,150
Appreciation of bank-owned life insurance	(67,954)	(57,773)
Net gain on disposition of property and equipment	(35,011)	—
Net loss on sale of other real estate	38,879	—
Deferred income tax expense	334,565	1,419,823
Changes in:
Loans held for sale	(12,208,390)	6,878,565
Interest receivable	(129,050)	97,764
Other assets	(3,310,447)	(1,725,532)
Other liabilities	554,788	2,138,332
Net cash (used in) provided by operating activities	(10,035,952)	12,172,924
Investing activities:
Purchases of available-for-sale securities	(2,000,000)	(5,347,950)
Proceeds from sales and maturities of available-for-sale securities	5,561,191	31,059,584
Proceeds from sale of other real estate	105,121	—
Purchase of bank owned life insurance	(225,000)	—
Purchases of premises and equipment	(536,468)	(1,746,533)
Redemption of restricted equity securities	389,600	527,750
Loan originations, net of principal repayments	(15,216,358)	(2,199,662)
Net cash (used in) provided by investing activities	(11,921,914)	22,293,189
Financing activities:
Net increase in non-interest-bearing deposits	35,145,090	14,465,384
Net increase (decrease) in interest-bearing deposits	82,580,062	(13,414,115)
Cash dividends paid on common stock	(858,261)	(742,447)
Net decrease in FHLB advances and federal funds purchased	(10,024,998)	(24,997)
Distributions to non-controlling interests	(28,877)	(126,218)
Proceeds from issuance of common stock, net of issuance costs	—	76,122
Proceeds from exercise of stock options	134,146	164,514
Cash in lieu of fractional shares	—	5
Net cash provided by financing activities	106,947,162	398,248
CHANGE IN CASH AND CASH EQUIVALENTS	84,989,296	34,864,361
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	65,428,974	104,911,322
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$150,418,270	$139,775,683
SUPPLEMENTAL SCHEDULES AND CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and other borrowings	$716,831	$974,143
Income taxes	$1,239,900	$30,000
Loans transferred to foreclosed real estate during the year	$100,000	$—
Unrealized gain on securities available for sale	$119,271	$88,545
Unrealized gain on interest rate swap	$—	$72,120
Unrealized gain on supplemental executive's retirement plan	$4,691	$1,980
Unrealized gain on mutual fund	$7,238	$—
The accompanying notes are an integral part of the consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly Monarch Financial Holdings, Inc.’s financial position as of March 31, 2015; the consolidated statements of income for the three months ended March 31, 2015 and 2014; the consolidated statements of comprehensive income for the three months ended March 31, 2015 and 2014; the consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2015 and 2014; and the consolidated statements of cash flows for the three months ended March 31, 2015 and 2014. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all of the disclosures required by generally accepted accounting principles. The financial statements include the accounts of Monarch Financial Holdings, Inc. and its subsidiaries, and all significant inter-company accounts and transactions have been eliminated. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.
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

In June 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” This ASU applies to any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition, most industry-specific guidance, and some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation. Additionally, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. In April 2015, the FASB voted in favor of a one year deferral of the effective date of this amendment. An exposure draft is expected with a 30 day comment period. The Company is currently assessing the impact that ASU 2014-09 will have on its consolidated financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments in this ASU are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification™ and improves current GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE), and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. ASU 2015-02 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. The Company does not expect the adoption of ASU 2015-02 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this ASU are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect the adoption of ASU 2015-03 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The amendments in this ASU are effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. The Company is currently assessing the impact that ASU 2015-05 will have on its consolidated financial statements.

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
In January 2003, Monarch Investment, LLC, purchased a non-controlling interest in Bankers Insurance, LLC, in a joint venture with the Virginia Bankers Association and many other community banks. Bankers Insurance, LLC, is a full service property/casualty and life/health insurance agency that ranks as one of the largest agencies in Virginia. Bankers Insurance, LLC, provides insurance to our customers and to the general public.
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
In June 2007, we announced the expansion of mortgage operations through the acquisition of a team of experienced mortgage bankers, and the formation of a division operating as Monarch Mortgage ("MM"). MM originates and sells conventional, FHA, VA and VHDA residential loans and offers additional mortgage products such as construction-permanent loans for the Bank’s loan portfolio. Monarch Mortgage's primary office is in Virginia Beach with additional offices in Alexandria, Chesapeake, Fairfax, Fredericksburg, Midlothian, Norfolk, Newport News, Oakton, Richmond, Roanoke and Woodbridge, Virginia; Annapolis, Crofton, Dunkirk, Frederick, Greenbelt, Rockville, Towson and Waldorf, Maryland, Charlotte, Fayetteville, Kitty Hawk, Mooresville, Nags Head, South Park, and Wilmington, North Carolina; and Greenwood, and Greenville, South Carolina.
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
In March 2010, Monarch Investment, LLC, formed Regional Home Mortgage, LLC, in Chesapeake, Virginia. Monarch Investment, LLC, owned 51% and TREG Funding, LLC owned 49% of the company, which was formed for the primary purpose of providing residential mortgages to clients of TREG Funding, LLC. TREG Funding, LLC is associated with The Real Estate Group, a leading realty firm in Chesapeake and Virginia Beach, Virginia. This Company was liquidated as of September 31, 2014.
In March 2011, Monarch Investment, LLC, formed Crossways Holdings, LLC, in Chesapeake, Virginia. Crossways Holdings, LLC is a single member limited liability company, formed for the purpose of acquiring, maintaining, utilizing and disposing of assets for Monarch Bank.
In January 2015, Monarch Investment, LLC, purchased a non-controlling interest in Atlantic Real Estate Capital, a commercial real estate brokerage business located in Richmond, Virginia.
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

	For the Three Months Ended March 31,
	2015	2014
Net income available to common shareholders (numerator, basic)	$3,461,207	$2,537,265
Weighted average shares outstanding - basic (denominator)	10,728,526	10,572,435
Income per common share—basic	$0.32	$0.24
Net income (numerator, diluted)	$3,461,207	2,537,265
Weighted average shares—diluted (denominator)	10,761,716	10,613,452
Income per common share—diluted	$0.32	$0.24
Dilutive effect-average number of common shares	33,190	41,017

There were no options to purchase common stock excluded from the computation of earnings per common share for the three months ended March 31, 2015 or March 31, 2014.

NOTE 4. OTHER COMPREHENSIVE INCOME
The following table presents the changes in accumulated other comprehensive income (loss), by category, net of tax:

	Unrealized Loss on Supplemental Executive's Retirement Plan	Unrealized Gains (Loss) on Securities	Unrealized Loss on Interest Rate Swap	Unrealized Gain on Mutual Fund	Accumulated Other Comprehensive Income (Loss)
December 31, 2014	$(134,167)	$31,721	$—	$209	$(102,237)
Net change for the quarter ended March 31, 2015	3,049	77,526	—	7,238	87,813
Balance at March 31, 2015	$(131,118)	$109,247	$—	$7,447	$(14,424)

Balance at December 31, 2013	$(139,315)	$(133,644)	$(146,537)	$—	$(419,496)
Net change for the quarter ended March 31, 2014	1,287	57,554	46,878	—	105,719
Balance at March 31, 2014	$(138,028)	$(76,090)	$(99,659)	$—	$(313,777)
An unrealized gain of $7,238 on Mutual Funds associated with the Company's Executive Benefits Plan was recorded in other comprehensive income in the first quarter of 2015. The offset for this gain is carried in the investment in mutual funds on the balance sheet. Expenses of $3,049 and $1,287 related to the SERP were re-classed out of other comprehensive income into salaries and employee benefits expense in earnings during the first quarter of 2015 and 2014, respectively.

NOTE 5. INVESTMENT SECURITIES
Securities available-for-sale consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015
U.S. government agency obligations	$16,001,511	$84,762	$(18,935)	$16,067,338
Mortgage-backed securities	1,208,056	14,526	—	1,222,582
Municipal securities	2,905,118	98,892	(11,172)	2,992,838
	$20,114,685	$198,180	$(30,107)	$20,282,758

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
U.S. government agency obligations	$20,498,822	$41,548	$(86,495)	$20,453,875
Mortgage-backed securities	1,271,166	13,449	(982)	1,283,633
Municipal securities	1,906,572	97,807	(16,525)	1,987,854
	$23,676,560	$152,804	$(104,002)	$23,725,362
Monarch did not own any held-to-maturity securities at March 31, 2015 or December 31, 2014.
The amortized cost and fair value of securities by contractual maturity date at March 31, 2015 were as follows:

Securities available-for-sale:	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due from one to five years	17,101,511	17,175,421
Due from five to ten years	1,313,845	1,349,955
Due after ten years	1,699,329	1,757,382
Total	$20,114,685	$20,282,758

There were ten investments in our securities portfolio with unrealized losses as of March 31, 2015.

As of March 31, 2015	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency obligations	$499,755	$(245)	$3,981,310	$(18,690)	$4,481,065	$(18,935)
Mortgage-backed securities	—	—	—	—	—	—
Municipal securities	—	—	506,675	(11,172)	506,675	(11,172)
Total	$499,755	$(245)	$4,487,985	$(29,862)	$4,987,740	$(30,107)

Nine investments have been in a continuous unrealized loss position for more than 12 months. They are as follows:

	Count	Amortized Cost	Fair Value
U.S. government agency obligations	8	$4,000,000	$3,981,310
Municipal securities	1	517,847	506,675
Total	9	$4,517,847	$4,487,985

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
We believe the unrealized losses in our portfolio are temporary impairments, caused by liquidity discounts and increases in the risk premiums required by market participants, rather than adverse changes in cash flows or fundamental weaknesses in the credit quality of the issuer or underlying assets as of March 31, 2015. There were no losses related to OTTI recognized in accumulated other comprehensive loss at either March 31, 2015 or December 31, 2014.

NOTE 6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSS
The following table provides a breakdown, by class of our loans held for investment at March 31, 2015 and December 31, 2014.
Loans held for Investment

	March 31, 2015	December 31, 2014
Commercial	$145,535,415	$138,430,999
Real estate
Construction	172,917,857	172,502,330
Residential (1-4 family)	117,929,338	109,404,283
Home equity lines	64,142,603	67,487,000
Multifamily	21,292,712	21,809,189
Commercial	258,873,042	256,966,820
Real estate subtotal	635,155,552	628,169,622
Consumers
Consumer and installment loans	6,100,197	5,968,990
Overdraft protection loans	436,257	96,736
Loans to individuals subtotal	6,536,454	6,065,726
Total gross loans	787,227,421	772,666,347
Unamortized loan fees net of deferred costs	(224,468)	(76,812)
Loans held for investment, net of unearned income	787,002,953	772,589,535
Allowance for loan losses	(8,643,553)	(8,948,837)
Total net loans	$778,359,400	$763,640,698
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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation or sale of the income producing property securing the loan, or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type. This diversity helps reduce our exposure to adverse economic events that could affect any single market or industry. Management monitors and evaluates commercial real estate loans based on purpose, collateral, geography, cash flow, loan to value, and risk grade criteria. As a general rule, we avoid financing special purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2015 approximately 43% and at December 31, 2014, approximately 44% of the outstanding principal balance of our commercial real estate loans portfolio was secured by owner-occupied properties.
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
We designate loans within our loans held for investment portfolio as either “pass” or “watch list” based on nine numerical risk grades which are assigned to the loans. These numeric designations represent, from best to worst: minimal, modest, average, acceptable, acceptable with care, special mention, substandard, doubtful and loss. Special mention, substandard, doubtful and loss risk grades are watch list. A loan risk graded as loss is generally charged-off when identified. A loan risk graded as doubtful is considered watch list and classified as nonaccrual. There were no loans classified as doubtful or loss at March 31, 2015 or December 31, 2014. Special mention loans and substandard loans are considered watch list risk grades and may or may not be classified as nonaccrual, based on current performance. Watch list graded loans or relationships are evaluated individually to determine if all, or a portion, of our investment in the borrower is at risk. If a risk is quantified, a specific loss allowance is assigned to the identified loan or relationship. We evaluate our investment in the borrower using either the present value of expected future cash flows, discounted at the historical effective interest rate of the loan, or for a collateral-dependent loan, the fair value of the underlying collateral.
We evaluate additional risk inherent in our satisfactory risk grade groups through a methodology that looks at these loans on a pool basis by loan segment which is further delineated by purpose. Each segment is assigned an expected loss factor based on a moving average “look-back” at our historical losses for that particular segment. In 2014, we reexamined our loss history and determined a five year "look back" or twenty quarter history would be a more prudent approach to modeling historical losses than our previous sixteen quarter "look-back". Therefore, at September 30, 2014 we began extending our "look-back" period by one quarter with a goal of twenty quarters or five years by June 2015. At March 31, 2015, the adjustment to our "look-back" period resulted in a $281,248 decrease in the unallocated component of the allowance for loan losses. We believe this methodology provides an accurate evaluation of the potential risk in our portfolio because delineation by purpose establishes a direct correlation to areas of weakness and strength within the portfolio.
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
We utilize various sources in assessing the economic conditions in our target markets and areas of concentration. We track unemployment trends in both Hampton Roads and Virginia compared to the national average. We monitor trends in our industry and among our peers through reports such as the Uniform Bank Performance Report which are made available to us through the Federal Financial Institutions Examination Council. Additionally, we utilize various industry sources that include information published by CB Richard Ellis, an international firm specializing in commercial real estate reporting and Costar, a provider of commercial real estate information and analytics to monitor local, state and national trends.
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
The following table segregates our portfolio between pass and watch list loans, delineated by segments, within loan type for March 31, 2015 and December 31, 2014. The "Weighted Average Risk Grade" looks at the dollar value per risk grade within a segment compared to the total value of that segment. All segments fall within the average to acceptable range.

	March 31, 2015
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$142,376,172	$1,708,494	$1,450,749	$145,535,415	3.31
Real estate
Construction	171,644,558	793,975	479,324	172,917,857	3.26
Residential (1-4 family)	111,300,339	173,910	6,455,089	117,929,338	3.89
Home equity lines	62,870,082	—	1,272,521	64,142,603	4.13
Multifamily	21,034,995	257,717	—	21,292,712	3.27
Commercial	256,953,370	907,490	1,012,182	258,873,042	3.50
Real estate subtotal	623,803,344	2,133,092	9,219,116	635,155,552	3.56
Consumers
Consumer and installment loans	6,026,022	—	74,175	6,100,197	4.04
Overdraft protection loans	433,257	—	3,000	436,257	4.93
Loans to individuals subtotal	6,459,279	—	77,175	6,536,454	4.10
Total gross loans	$772,638,795	$3,841,586	$10,747,040	$787,227,421	3.52

	December 31, 2014
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$135,292,747	$1,588,289	$1,549,963	$138,430,999	3.31
Real estate
Construction	171,136,553	93,397	1,272,380	172,502,330	3.26
Residential (1-4 family)	101,860,683	177,735	7,365,865	109,404,283	3.93
Home equity lines	66,282,828	102,575	1,101,597	67,487,000	4.12
Multifamily	19,616,130	2,193,059	—	21,809,189	3.53
Commercial	253,525,106	2,029,203	1,412,511	256,966,820	3.54
Real estate subtotal	612,421,300	4,595,969	11,152,353	628,169,622	3.59
Consumers
Consumer and installment loans	5,893,286	—	75,704	5,968,990	4.04
Overdraft protection loans	96,736	—	—	96,736	4.64
Loans to individuals subtotal	5,990,022	—	75,704	6,065,726	4.05
Total gross loans	$753,704,069	$6,184,258	$12,778,020	$772,666,347	3.55

An aging of our loan portfolio by class as of March 31, 2015 and December 31, 2014 is as follows:

Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Recorded Investment > 90 days and Accruing	Recorded Investment Nonaccrual Loans
March 31, 2015
Commercial	$7,321	$—	$548,059	$555,380	$144,980,035	$—	$548,059
Real estate
Construction	363,140	—	—	363,140	172,554,717	—	110,472
Residential (1-4 family)	2,103,144	216,836	3,238,393	5,558,373	112,370,965	174,976	3,187,438
Home equity lines	61,526	—	247,693	309,219	63,833,384	—	247,693
Multifamily	—	—	—	—	21,292,712	—	—
Commercial	—	—	230,994	230,994	258,642,048	—	230,994
Real estate subtotal	2,527,810	216,836	3,717,080	6,461,726	628,693,826	174,976	3,776,597
Consumers
Consumer and installment loans	79,135	1,869	—	81,004	6,019,193	—	86
Overdraft protection loans	—	3,000	—	3,000	433,257	—	—
Loans to individuals subtotal	79,135	4,869	—	84,004	6,452,450	—	86
Total gross loans	$2,614,266	$221,705	$4,265,139	$7,101,110	$780,126,311	$174,976	$4,324,742

December 31, 2014
Commercial	$—	$—	$582,059	$582,059	$137,848,940	$—	$582,059
Real estate
Construction	248,420	—	100,000	348,420	172,153,910	—	212,552
Residential (1-4 family)	761,696	2,412,128	1,252,644	4,426,468	104,977,815	174,976	1,427,931
Home equity lines	109,456	—	249,915	359,371	67,127,629	—	249,915
Multifamily	—	—	—	—	21,809,189	—	—
Commercial	—	166,618	230,994	397,612	256,569,208	—	230,994
Real estate subtotal	1,119,572	2,578,746	1,833,553	5,531,871	622,637,751	174,976	2,121,392
Consumers
Consumer and installment loans	139,446	—	—	139,446	5,829,544	—	1,121
Overdraft protection loans	—	—	—	—	96,736	—	—
Loans to individuals subtotal	139,446	—	—	139,446	5,926,280	—	1,121
Total gross loans	$1,259,018	$2,578,746	$2,415,612	$6,253,376	$766,412,971	$174,976	$2,704,572

     We currently have eight loans totaling $2,908,688 that are classified as restructured loans: two commercial real estate loans totaling $1,329,584, six residential 1-4 family loan totaling $1,506,884, and one consumer loan for $72,220. At March 31, 2015, two of the residential 1-4 family loans totaling $665,611 included in our restructured loans are classified as nonaccrual. The remaining six loans are performing. We did not restructure any loans in either the first quarter of 2015 or 2014. We have not had any defaults on restructured loans within twelve months of restructuring, during the quarter ended March 31, 2015 or 2014.

Additional information on restructured loans in our portfolio as of March 31, 2015 is as follows:
Troubled Debt Restructurings

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Quarter Ended March 31, 2015	None	—	—
Quarter Ended March 31, 2014	None	—	—
Troubled Debt Restructurings That Subsequently Defaulted

	Number of Contracts	Recorded Investment
Quarter Ended March 31, 2015	None	—
Quarter Ended March 31, 2014	None	—

A summary of the activity in the allowance for loan losses account is as follows:

Allocation of the Allowance for Loan Losses
		Real Estate
March 31, 2015	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for loan losses:
Beginning balance	$1,157,867	$1,678,022	$2,456,418	$1,911,634	$85,056	$1,458,664
Charge-offs	(34,000)	(17,500)	(546,954)	—	—	—
Recoveries	2,300	13,661	3,779	23,430	—	—
Provision	241,463	15,100	62,005	(202,494)	(2,014)	93,866
Ending balance	$1,367,630	$1,689,283	$1,975,248	$1,732,570	$83,042	$1,552,530

Individually evaluated for impairment	$623,191	$78,827	$702,139	$476,808	$—	$332,611
Collectively evaluated for impairment	744,439	1,610,456	1,273,109	1,255,762	83,042	1,219,919
Loans:
Ending balance	$145,535,415	$172,917,857	$117,929,338	$64,142,603	$21,292,712	$258,873,042
Ending balance: individually evaluated for impairment	1,936,381	1,179,922	6,827,143	1,272,522	—	2,722,900
Ending balance: collectively evaluated for impairment	$143,599,034	$171,737,935	$111,102,195	$62,870,081	$21,292,712	$256,150,142

	Consumers
	Consumer and Installment loans	Overdraft Protection	Unallocated	Total
Allowance for loan losses:
Beginning balance	$104,661	$260	$96,255	$8,948,837
Charge-offs	—	—	—	(598,454)
Recoveries	—	—	—	43,170
Provision	(1,462)	1,244	42,292	250,000
Ending balance	$103,199	$1,504	$138,547	$8,643,553

Individually evaluated for impairment	$74,089	$—	$—	$2,287,665
Collectively evaluated for impairment	29,110	1,504	138,547	6,355,888
Loans:
Ending balance	$6,100,197	$436,257	$—	$787,227,421
Ending balance: individually evaluated for impairment	74,175	3,000	—	14,016,043
Ending balance: collectively evaluated for impairment	$6,026,022	$433,257	$—	$773,211,378

		Real Estate
December 31, 2014	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for loan losses:
Beginning balance	$1,219,255	$1,978,320	$1,685,502	$2,132,916	$59,586	$1,305,131
Charge-offs	(21,789)	(190,812)	(163,048)	(174,319)	—	—
Recoveries	205,200	79,922	31,505	122,809	—	—
Provision	(244,799)	(189,408)	902,459	(169,772)	25,470	153,533
Ending balance	$1,157,867	$1,678,022	$2,456,418	$1,911,634	$85,056	$1,458,664

Individually evaluated for impairment	$441,265	$100,159	$1,261,490	$547,172	$—	$335,033
Collectively evaluated for impairment	716,602	1,577,863	1,194,928	1,364,462	85,056	1,123,631
Loans:
Ending balance	$138,430,999	$172,502,330	$109,404,283	$67,487,000	$21,809,189	$256,966,820
Ending balance: individually evaluated for impairment	1,549,963	1,272,380	7,198,325	1,101,597	—	3,130,893
Ending balance: collectively evaluated for impairment	$136,881,036	171,229,950	$102,205,958	$66,385,403	$21,809,189	$253,835,927

	Consumers
	Consumer and Installment loans	Overdraft Protection	Unallocated	Total
Allowance for loan losses:
Beginning balance	$99,271	$688	$580,700	$9,061,369
Charge-offs	—	(2,000)	—	(551,968)
Recoveries	—	—	—	439,436
Provision	5,390	1,572	(484,445)	—
Ending balance	$104,661	$260	$96,255	$8,948,837

Individually evaluated for impairment	$74,582	$—	—	$2,759,701
Collectively evaluated for impairment	30,079	260	96,255	6,189,136
Loans:
Ending balance	$5,968,990	$96,736	$—	$772,666,347
Ending balance: individually evaluated for impairment	75,704	—	—	14,328,862
Ending balance: collectively evaluated for impairment	$5,893,286	$96,736	$—	$758,337,485
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

The following table sets forth our impaired loans at March 31, 2015 and December 31, 2014.

Impaired Loans
	With No Related Allowance
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
March 31, 2015
Commercial	$902,690	$902,690	$1,039,586	$14,959
Real estate
Construction	946,422	946,422	974,407	15,414
Residential (1-4 family)	2,686,001	2,862,544	2,694,317	22,029
Home equity lines	359,436	359,436	359,885	2,869
Multifamily	—	—	—	—
Commercial	1,026,580	1,026,580	1,109,630	16,086
Consumers
Consumer and installment loans	86	1,730	743	—
Overdraft protection loans	3,000	3,000	2,992	104
Total	$5,924,215	$6,102,402	$6,181,560	$71,461
December 31, 2014
Commercial	$—	$—	$—	$—
Real estate
Construction	935,467	935,467	954,181	56,004
Residential (1-4 family)	2,704,883	2,880,739	3,067,193	119,011
Home equity lines	115,925	115,925	115,324	3,962
Multifamily	—	—	—	—
Commercial	1,430,533	1,430,533	1,317,972	79,891
Consumers
Consumer and installment loans	1,122	2,729	3,088	—
Overdraft protection loans	—	—	—	—
Total	$5,187,930	$5,365,393	$5,457,758	$258,868

	With Related Allowance
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2015
Commercial	$1,033,691	$1,067,691	$623,191	$1,068,858	$7,593
Real estate
Construction	233,500	256,126	78,827	234,046	2,650
Residential (1-4 family)	4,141,142	4,635,762	702,139	4,534,553	18,804
Home equity lines	913,086	915,308	476,808	913,329	7,966
Multifamily	—	—	—	—	—
Commercial	1,696,320	1,696,320	332,611	1,697,158	15,869
Consumers
Consumer and installment loans	74,089	74,089	74,089	75,629	637
Overdraft protection loans	—	—	—	—	—
Total	$8,091,828	$8,645,296	$2,287,665	$8,523,573	$53,519
December 31, 2014
Commercial	$1,549,963	$1,549,963	$441,265	$1,618,461	$93,073
Real estate
Construction	336,913	441,459	100,159	408,460	12,358
Residential (1-4 family)	4,493,442	4,535,549	1,261,490	4,564,008	232,522
Home equity lines	985,672	985,672	547,172	988,494	46,161
Multifamily	—	—	—	—	—
Commercial	1,700,360	1,700,360	335,033	1,721,563	79,323
Consumers
Consumer and installment loans	74,582	74,582	74,582	79,632	2,792
Overdraft protection loans	—	—	—	—	—
Total	$9,140,932	$9,287,585	$2,759,701	$9,380,618	$466,229

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

The following table presents our assets and liabilities related to continuing operations, which are measured at fair value on a recurring basis for each of the fair value hierarchy levels, as of March 31, 2015 and December 31, 2014:

	Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Assets at March 31, 2015
Investment securities—available for sale
U.S. government agency obligations	$16,067,338	$—	$16,067,338	$—
Mortgage-backed securities	1,222,582	—	1,222,582	—
Municipal securities	2,992,838	—	2,992,838	—
Mortgage loans held for sale	159,898,666	—	159,898,666	—
Derivative financial asset	3,234,292	—	3,234,292	—
Derivative financial liability	$1,587,991	$—	$1,587,991	$—
Assets at December 31, 2014
Investment securities—available for sale
U.S. government agency obligations	$20,453,875	$—	$20,453,875	$—
Mortgage-backed securities	1,283,633	—	1,283,633	—
Municipal securities	1,987,854	—	1,987,854	—
Mortgage loans held for sale	147,690,276	—	147,690,276	—
Derivative financial asset	1,514,083	—	1,514,083	—
Derivative financial liability	$1,195,405	$—	$1,195,405	$—

The following table provides quantitative disclosures about the fair value measurements of our assets related to continuing operations which are measured at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014.

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2015
Real estate owned
Real estate construction	$100,000	$—	$—	$100,000
Restructured and impaired loans, net	5,804,163	—	—	5,804,163
At December 31, 2014
Real estate owned
Real estate construction	$144,000	$—	$—	$144,000
Restructured and impaired loans, net	6,381,231	—	—	6,381,231

There were no residential real estate properties classified as other real estate at March 31, 2015 or December 31, 2014. There were three residential real estate properties totaling $694,916 in the process of foreclosure at March 31, 2015 and one residential real estate property totaling $182,256 in process of foreclosure at December 31, 2014.

The following table displays quantitative information about Level 3 Fair Value Measurements for March 31, 2015 and December 31, 2014.

	Fair Value Measurement at March 31, 2015
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Commercial	$410,500	Market comparables	Discount applied to market comparables (1)	50%
Real Estate
Construction	154,673	Market comparables	Discount applied to market comparables (1)	35%
Residential (1-4 family)	3,439,003	Market comparables	Discount applied to market comparables (1)	21%
Home equity lines	436,278	Market comparables	Discount applied to market comparables (1)	22%
Multifamily	—	Market comparables	Discount applied to market comparables (1)	—%
Commercial	1,363,709	Market comparables	Discount applied to market comparables (1)	13%
Consumer
Consumer and installment loans	—	Market comparables	Discount applied to market comparables (1)	—%
Total restructures and impaired loans	$5,804,163
Real estate owned	$100,000	Market comparables	Discount applied to market comparables (1)	43%

	Fair Value Measurement at December 31, 2014
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Commercial	$1,108,698	Market comparables	Discount applied to market comparables (1)	34%
Real Estate
Construction	236,754	Market comparables	Discount applied to market comparables (1)	36%
Residential (1-4 family)	3,231,952	Market comparables	Discount applied to market comparables (1)	22%
Home equity lines	438,500	Market comparables	Discount applied to market comparables (1)	22%
Multifamily	—	Market comparables	Discount applied to market comparables (1)	—%
Commercial	1,365,327	Market comparables	Discount applied to market comparables (1)	13%
Consumer
Consumer and installment loans	—	Market comparables	Discount applied to market comparables (1)	—%
Total restructures and impaired loans	$6,381,231
Real estate owned	$144,000	Market comparables	Discount applied to market comparables (1)	11%
(1) A discount percentage is applied based on age of independent appraisals, current market conditions, and experience within the local markets.
For the three months ended March 31, 2015, we recorded no gains and a loss of $38,879 and for the three months ended March 31, 2014. There were no gains or losses to report on the sale of other real estate owned. Gains or losses on sale of other real estate owned are included in foreclosed property expense.
At the time a loan secured by real estate becomes real estate owned, we record the property at fair value net of estimated selling costs. Upon foreclosure and through liquidation, we evaluate the property’s fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. No valuation adjustments related to other real estate owned were recorded in the three months ended March 31, 2015 or 2014. Adjustments, when necessary, are included in foreclosed property expense.
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
Mortgage loans held for sale are recorded at their fair value when originated and reevaluated quarterly, based on our expected return from the secondary market.
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
Derivative financial instruments are recorded at fair value using observable Level 2 market inputs related to:
•Loans held for sale forward sales commitments are recorded at their fair value based on the estimated number of days remaining in the IRLC at the measurement date and expected return from the secondary market. Forward mortgage loan sales commitments are recorded at their fair value based on the gain or loss that would occur if the loan were paired off with an investor at measurement date. A derivative asset of $3,234,292 and a derivative liability of $1,587,991 related to loans held for sale were recorded at March 31, 2015. At December 31, 2014, a derivative asset of $1,514,083 and a derivative liability of $1,195,405 were recorded.
Real Estate Owned is carried at the fair value less estimated selling costs. Upon foreclosure and through liquidation, we evaluate the property's fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value less selling costs. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Fair value is determined through an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data (Level 2). When evaluating fair value, management may discount the appraisal further if, based on their understanding of the market conditions, it is determined the collateral is further impaired below the appraisal value (Level 3). Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. We did not record any losses due to valuation adjustments for the three months ended March 31, 2015. We recorded no losses due to valuation adjustments on real estate owned within foreclosed property expense in the year ended December 31, 2014.
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
Fair Value of Financial Instruments
The following table presents the carrying amounts and fair value of our financial instruments at March 31, 2015 and December 31, 2014. GAAP defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than through a forced or liquidation sale for purposes of this disclosure. The carrying amounts in the table are included in the balance sheet under the indicated captions.

		Fair Value Measurements at March 31, 2015 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3	Balance
Assets
Cash and cash equivalents	$150,418,270	$150,418,270	$—	$—	$150,418,270
Investment securities available for sale	20,282,758	—	20,282,758	—	20,282,758
Loans held for sale	159,898,666	—	159,898,666	—	159,898,666
Loans held for investment (net)	778,359,400	—	—	791,617,106	791,617,106
Accrued interest receivable	2,092,248	—	2,092,248	—	2,092,248
Restricted equity securities	3,242,900	—	3,242,900	—	3,242,900
Bank owned life insurance	9,949,757	—	9,949,757	—	9,949,757
Derivative financial assets	3,234,292	—	3,234,292	—	3,234,292
Liabilities
Deposits	$1,037,139,065	$—	$1,034,054,013	$—	$1,034,054,013
Borrowings	11,050,499	—	1,071,389	5,689,759	6,761,148
Accrued interest payable	63,530	—	63,530	—	63,530
Derivative financial liabilities	1,587,991	—	1,587,991	—	1,587,991

		Fair Value Measurements at December 31, 2014 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3	Balance
Assets
Cash and cash equivalents	$65,428,974	$65,428,974	$—	$—	$65,428,974
Investment securities available for sale	23,725,362	—	23,725,362	—	23,725,362
Loans held for sale	147,690,276	—	147,690,276	—	147,690,276
Loans held for investment (net)	763,640,698	—	—	776,974,812	776,974,812
Accrued interest receivable	2,087,880	—	2,087,880	—	2,087,880
Restricted equity securities	3,632,500	—	3,632,500	—	3,632,500
Bank owned life insurance	9,656,803	—	9,656,803	—	9,656,803
Derivative financial assets	1,514,083		1,514,083		1,514,083
Liabilities
Deposits	$919,413,913	$—	$917,008,847	$—	$917,008,847
Borrowings	21,075,497	—	11,109,566	5,641,087	16,750,653
Accrued interest payable	43,280	—	43,280	—	43,280
Derivative financial liability	1,195,405	—	1,195,405	—	1,195,405

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
As of March 31, 2015, 1,140,859 shares were available for grants under all plans. A total of 482,392 shares are subject to outstanding awards under the 2006EIP and 1999ISO, including 86,842 stock options and 392,550 shares of non-vested restricted stock. The stock options outstanding as of March 31, 2015 have a weighted average exercise price of $7.85 and a weighted average remaining term of 9 months and are fully vested. Restricted stock typically vests over a 60 month period. Total compensation costs are recognized over the service period to vesting.
No additional options were granted in the periods covered. There were 17,272 options exercised in the first quarter of 2015. No options on shares were forfeited in the first quarter of 2015.
Compensation expense related to our restricted stock totaled $171,643 in the first quarter of 2015. Remaining vesting periods are between 9 and 57 months with unrecognized remaining compensation expense of $2,168,867. We issued 72,800 shares of restricted stock in the first quarter of 2015. During the first quarter of 2015, 1,200 Shares vested and 4,400 shares were forfeited.
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
Funding for retail mortgage banking services' loans held for sale (LHFS) portfolio is provided by community banking services. The outstanding LHFS balance and related interest earned for the bank's interim holding period of these loans is recorded in the community banking segment. This interim interest income was $1,307,037 in the first quarter of 2015 and $772,732 in the first quarter of 2014, respectively. In the event of early payment default, Monarch has recorded a reserve for loan repurchases which totaled $3,199,101 at March 31, 2015 and $3,013,396 at December 31, 2014. Our reserve for loan repurchases is not a part of our loan loss reserve and is carried in other liabilities. This reserve, which is an estimate of the potential for losses based on investor contracts, is not an indication that losses will occur and is periodically analyzed and adjusted through income.
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
Segment information for the three months ended March 31, 2015 and 2014 is shown in the following tables.

Selected Financial Information

	Commercial and Other Banking	Mortgage Banking Operations	Inter-segment Eliminations	Total
Quarter Ended March 31, 2015
Income:
Interest income	$11,083,292	$302,278	$—	$11,385,570
Non-interest income	1,585,123	21,063,679	(382,639)	22,266,163
Total operating income	12,668,415	21,365,957	(382,639)	33,651,733
Expenses:
Interest expense	(737,081)	(382,639)	382,639	(737,081)
Provision for loan losses	(250,000)	—	—	(250,000)
Personnel expense	(4,673,467)	(14,365,947)	—	(19,039,414)
Other non-interest expenses	(3,986,372)	(4,152,046)	—	(8,138,418)
Total operating expenses	(9,646,920)	(18,900,632)	382,639	(28,164,913)
Income before income taxes	3,021,495	2,465,325	—	5,486,820
Provision for income taxes	(1,097,697)	(895,643)	—	(1,993,340)
Less: Net income attributable to non-controlling interests	(15,905)	(16,368)	—	(32,273)
Net income attributable to Monarch Financial Holdings, Inc.	$1,907,893	$1,553,314	$—	$3,461,207

Quarter Ended March 31, 2014
Income:
Interest income	$9,661,351	$772,732	$—	$10,434,083
Non-interest income	1,221,721	12,202,162	(115,232)	13,308,651
Total operating income	10,883,072	12,974,894	(115,232)	23,742,734
Expenses:
Interest expense	(971,112)	—	—	(971,112)
Personnel expense	(3,672,019)	(8,610,070)	(436)	(12,282,525)
Other non-interest expenses	(3,344,614)	(3,235,162)	115,668	(6,464,108)
Total operating expenses	(7,987,745)	(11,845,232)	115,232	(19,717,745)
Income before income taxes	2,895,327	1,129,662	—	4,024,989
Provision for income taxes	(1,058,319)	(412,921)	—	(1,471,240)
Less: Net income attributable to non-controlling interests	316	(16,800)	—	(16,484)
Net income attributable to Monarch Financial Holdings, Inc.	$1,837,324	$699,941	$—	$2,537,265

Segment Assets
March 31, 2015	$1,173,153,968	$19,925,468	$(14,699,175)	$1,178,380,261
December 31, 2014	$1,062,825,141	$15,071,113	$(11,159,280)	$1,066,736,974

Capital Expenditures
March 31, 2015	$409,286	$127,182	$—	$536,468
December 31, 2014	$3,932,268	$352,505	$—	$4,284,773

NOTE 10. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets with indefinite lives are recorded at cost and are reviewed at least annually for impairment based on evidence of certain impairment indicators. Intangible assets with identifiable lives are amortized over their estimated useful lives. The were no intangible assets at March 31, 2015.
Information concerning goodwill and intangible assets is presented in the following table:

	March 31, 2015	December 31, 2014
Goodwill	$775,000	$775,000

Goodwill is related the acquisition of a Maryland mortgage office plus certain other mortgage related assets in August 2007. Intangible assets related to this acquisition were fully amortized in 2014. Amortization expense for intangible assets totaled $0 for the three months ending March 31, 2015 and $44,643 for the three months ending March 31, 2014.

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
To mitigate this risk, we pair the rate lock commitment with the sale of a notional security bearing similar attributes. At the time the loan is delivered to the investor, matched securities are repurchased. Gains or losses associated with this pairing are recorded in mortgage banking income on our income statement as incurred. Our Board approved mandatory delivery policy only allows us to commit $50 million to the program at any given time. We utilize the services of Optimal Blue to help monitor and manage our rate lock activities in this program. We reported a gain related to our mandatory delivery program in the first quarter of 2015 of $394 thousand was recorded in mortgage banking income. We did not participate in mandatory delivery in 2013.

NOTE 12. LOW INCOME HOUSING TAX CREDITS
The Company has invested in one housing equity fund at March 31, 2015. The general purpose of this fund is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. The investment in this fund was recorded as other assets on the consolidated balance sheets and was $500,000 at both March 31, 2015 and December 31, 2014. The expected term of this investment and the related tax benefits run through 2032. Tax credits and other tax benefits related to this investment recognized during the quarters ended March 31, 2015 and March 31, 2014 were $0. Total projected tax credits to be received for 2015 are $23,977, which is based on the most recent quarterly estimates received from the funds. Additional capital calls expected for the funds total $494,500 at March 31, 2015 and December 31, 2014.

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
This section should be read in conjunction with the description of our “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

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
Our critical accounting policies are listed below. A summary of our significant accounting policies is set forth in Item 8, Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Derivative Financial Instruments
We use derivatives to manage risks related to interest rate movements. Interest rate swap contracts designated and qualifying as cash flow hedges are reported at fair value. The gain or loss on the effective portion of the hedge initially is included as a component of other comprehensive income and is subsequently reclassified into earnings when interest on the related debt is paid. We document our risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. Our interest rate risk management strategy is to stabilize cash flow requirements by maintaining interest rate swap contracts to convert variable-rate debt to a fixed rate. We did not hold any interest rate swap contracts at March 31, 2015 or December 31, 2014. We do not hold or issue derivative financial instruments for trading purposes.
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
Periodically, we participate in a “mandatory” delivery program for mortgage loans. Under the mandatory delivery system, loans with interest rate locks are paired with the sale of a notional security bearing similar attributes. Interim income or loss on the pairing of the loans and securities is recorded in mortgage banking income on our income statement. In addition, at the time the loan is delivered to an investor, matched securities are repurchased and a gain or loss on the pairing is recorded in mortgage banking income on our income statement. Management has elected to limit our exposure to this form of delivery to $50 million in outstanding loans. We had $47.0 million in the mandatory delivery program at March 31, 2015 and $48.6 million at December 31, 2014.
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

RESULTS OF OPERATIONS
Net Income
Our consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, after all significant inter-company transactions have been eliminated. Net income attributable to our non-controlling interests of $32 thousand and $16 thousand were deducted for the quarters ended March 31, 2015 and 2014, to arrive at net income attributable to Monarch Financial Holdings, Inc. The ensuing references and ratios are related to net income attributable to Monarch Financial Holdings, Inc., (hereon referred to as "net income") after net income attributable to non-controlling interests has been deducted.
Net Income Attributable to Monarch Financial Holdings, Inc.

	For the Three Months Ended March 31,
	2015	2014
Net income	$3,493,480	$2,553,749
Less: Net income attributable to non-controlling interests	(32,273)	(16,484)
Net income attributable to Monarch Financial Holdings, Inc.	$3,461,207	$2,537,265

Net income for the quarter ended March 31, 2015 was $3.5 million, an increase of $924 thousand or 36.4% over the same quarter in 2014. Basic and diluted earnings per share for the first quarter of 2015 and 2014 were $0.32 and $0.24, respectively. Two important and commonly used measures of profitability are return on assets (net income as a percentage of average total assets) and return on equity (net income as a percentage of average stockholders’ equity). Our annualized return on assets (“ROA”) for the three months ended March 31, 2015 was 1.31% compared to 1.06% for the same respective period in 2014. Our annualized return on equity (“ROE”) for the first quarter of 2015 was 12.98% compared to 10.46% in 2014.
Net interest income increased $1.1 million or 12.5% in the first quarter of 2015 compared to 2014. Non-interest income increased $9.0 million or 67.3% for the same respective periods. Non-interest expense increased $8.4 million or 45.0% in the first quarter of 2015 compared to 2014. A combination of higher interest income and lower interest expense was the source of net interest income growth. Strong first quarter mortgage production was the primary source of growth in non-interest income and non-interest expense.
We recorded our first loan loss provision in two years in the first quarter of 2015. That provision was $250 thousand compared to $0 in 2014. We reported net charge offs of $555 thousand in the first quarter of 2015 and recoveries in excess of charge offs of $152 thousand in the first quarter of 2014.
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
Net interest income was $10.6 million in the first quarter of 2015 compared to $9.5 million in 2014, an increase of $1.1 million, or 12.5%. Interest income was $11.4 million in 2015, an increase of $951 thousand or 9.1% over interest income of $10.4 million for the first quarter of 2014. Interest expense declined $234 thousand or 24.1% to $737 thousand in the first quarter of 2015 compared to $971 thousand in the first quarter of 2014.

Our greatest earning assets are loans which are comprised of two major portfolio classifications: mortgage loans held for sale and loans held for investment. Both portfolios provided interest income growth in the first quarter of 2015 compared to 2014.
Mortgage loans held for sale, which are residential mortgages originated by our mortgage division and sold to investors, earn interest while on our books but at rates typically lower than our loans held for investment portfolio. This portfolio is also subject to greater fluctuations in outstanding balances due to a combination of market demand, economic conditions and the prevailing mortgage rates. Market demand was higher in the first quarter of 2015 compared to prior first quarter results. Interest income on our mortgage loans held for sale was $1.3 million in the first quarter of 2015 compared to $773 thousand, one year prior. Average volume increased $65 million to $136 million through March 31, 2015 compared to $71 million in average volume in the first quarter of 2014. Average yield declined 52 basis points to 3.90% in 2015 compared to 4.42% in 2014.
Loans held for investment are commercial, real estate, and consumer loans originated and maintained on the Bank's books. Average loan volume in the first quarter of 2015 increased $67 million to $766 million, when compared to $699 million one year prior. Year to date 2015, interest income increased $361 thousand over 2014. Average yield declined 29 basis points to 5.21% from 5.50% one year prior. However, a non-recurring interest adjustment of $417 thousand in 2014 was the primary source of this decline. Excluding the non-recurring interest adjustment in 2014 from the yield calculation, average yield on our loans held for investment has only declined 5 basis points from 5.26% to 5.21%.
Interest expense declined $234 thousand or 24.1% in the first quarter of 2015 compared to 2014. The source of this decline was lower interest expense on interest bearing liabilities and trust preferred subordinated debt. Interest expense on interest bearing liabilities declined $166 thousand or 19.9% to $668 thousand from $834 thousand. Interest expense on trust preferred subordinated debt declined $76 thousand in 2015 compared to 2014 to $46 thousand from $122 thousand.
Average volume on our interest bearing deposits increased $36 million driven by time deposit growth. At the same time, average interest cost on interest bearing deposits declined 13 basis point, to 0.40% from 0.53%, driven by lower interest rates across all products. We lowered interest rates on all products throughout 2014. Despite nearly $10 million additional average volume in borrowings, interest expense on these products declined $68 thousand, driven by a 364 basis point decline in rate from 4.97% to 1.33%. The maturity of an interest rate swap on our $10 million trust preferred subordinated debt, which swapped a variable rate instrument for a fixed rate instrument, was the source of this decline. The expired fixed rate was 4.96% and the variable rate was the three month London Interbank Offering Rate ("LIBOR") plus 160 basis points or 1.86% in the first quarter of 2015.
For analytical purposes, net interest income is adjusted to a taxable equivalent basis to recognize the income tax savings on tax-exempt assets, such as bank owned life insurance (“BOLI”) and state and municipal securities. A tax rate of 35% was used in both 2015 and 2014 when adjusting interest on BOLI and tax-exempt securities to a fully taxable equivalent basis. The difference between rates earned on interest-earning assets (with an adjustment made to tax-exempt income to provide comparability with taxable income, i.e. the “FTE” adjustment) and the cost of the supporting funds is measured by net interest margin.
Our net interest rate spread on a tax-equivalent basis increased 10 basis points in the first quarter of 2015 to 4.19% from 4.09% in 2014. Our net interest margin for the first quarter of 2015 was 4.32%, an increase over 2014 of 7 basis points from 4.25%.
Bank Owned Life Insurance (BOLI) has been included in interest earning assets. We purchased $6.0 million in BOLI during the fourth quarter of 2005. We purchased an additional $2.0 million in BOLI during the third quarter of 2014 and an additional $225 thousand in BOLI in the first quarter of 2015. Income on BOLI is not subject to federal income tax, giving it a tax-effective yield of 4.37% for the first quarter of 2015 compared to 4.86% in 2014.
The following tables set forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and the related income, expense and corresponding weighted average yields and costs.

The following is an analysis of net interest income, on a taxable equivalent basis.

NET INTEREST INCOME ANALYSIS
(in thousands)

For the Three Months Ended March 31,
	2015			2014			2013
	Average Balance	Income/ Expense	Yield Rate (1)	Average Balance	Income/ Expense	Yield Rate (1)	Average Balance	Income/ Expense	Yield Rate (1)
ASSETS
Securities, at amortized cost (2)	$21,107	$94	1.81%	$27,800	$81	1.18%	$15,923	$63	1.60%
Loans, held for investment, net	765,635	9,840	5.21%	698,645	9,479	5.50%	662,207	8,975	5.50%
Mortgage loans, held for sale	136,084	1,307	3.90%	70,856	773	4.42%	316,189	2,734	3.51%
Federal funds sold	16,481	8	0.20%	72,318	40	0.22%	8,740	5	0.23%
Dividend-earning restricted equity securities	3,633	39	4.35%	3,622	30	3.36%	8,534	74	3.52%
Deposits in other banks	56,713	102	0.73%	30,257	36	0.48%	15,042	8	0.22%
Bank owned life insurance (2)	9,736	105	4.37%	7,432	89	4.86%	7,203	89	5.01%
Total earning assets	1,009,389	11,495	4.62%	910,930	10,528	4.69%	1,033,838	11,948	4.69%
Less: Allowance for loan losses	(8,891)			(9,085)			(11,024)
Nonperforming loans	6,016			6,073			3,334
Total non-earning assets	64,067			62,897			79,785
Total assets	$1,070,581			$970,815			$1,105,933
LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Demand	$54,776	$17	0.13%	$49,265	$19	0.16%	$50,724	$26	0.21%
Savings	19,931	13	0.26%	22,743	22	0.39%	22,654	24	0.43%
Money market savings	364,473	274	0.30%	371,388	349	0.38%	337,067	382	0.46%
Time deposits	240,764	364	0.61%	200,342	444	0.90%	265,423	597	0.91%
Total interest-bearing deposits	679,944	668	0.40%	643,738	834	0.53%	675,868	1,029	0.62%
Borrowings	21,049	69	1.33%	11,174	137	4.97%	123,291	408	1.34%
Total interest-bearing liabilities	700,993	$737	0.43%	654,912	$971	0.60%	799,159	$1,437	0.73%
Non-interest-bearing liabilities
Demand deposits	246,041			205,231			189,180
Other non-interest-bearing liabilities	15,373			12,298			29,064
Total liabilities	962,407			872,441			1,017,403
Stockholders’ equity	108,174			98,374			88,430
Total liabilities and stockholders’ equity	$1,070,581			$970,815			$1,105,833
Net interest income (2)		$10,758			$9,557			$10,511
Interest rate spread (2)(3)			4.19%			4.09%			3.96%
Net interest margin (2)(4)			4.32%			4.25%			4.12%

(1)	Yields are annualized and based on average daily balances.

(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 35%, with a $41,828 adjustment for 2015 and a $36,355 adjustment for 2014 and a $36,530 adjustment for 2013.

(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.

(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

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
RECONCILIATION OF NET INTEREST INCOME
TO TAX EQUIVALENT INTEREST INCOME

Non-GAAP	For the Three Months Ended March 31,
	2015	2014	2013
Interest income:
Total interest income	$11,385,570	$10,434,083	$11,853,870
Bank owned life insurance	67,954	57,773	58,082
Tax equivalent adjustment (35% tax rate)
Bank owned life insurance	36,591	31,109	31,275
Municipal securities	5,237	5,246	5,255
Adjusted income on earning assets	11,495,352	10,528,211	11,948,482
Interest expense:
Total interest expense	737,081	971,112	1,437,682
Net interest income—adjusted	$10,758,271	$9,557,099	$10,510,800

Adjusted net interest income increased approximately $1.2 million in the first quarter of 2015 compared to 2014. Interest income increased $967 thousand quarter over quarter while interest expense declined $234 thousand.
Changes in Net Interest Income (Rate/Volume Analysis)
Net interest income is the product of the volume of average earning assets and the average rates earned, less the volume of average interest-bearing liabilities and the average rates paid. The portion of change relating to both rate and volume is allocated to each of the rate and volume changes based on the relative change in each category.
The increase in interest income for both our mortgage loans held for sale and loans held for investment has been driven by volume. An additional $1.5 million in interest income from volume was reduced $619 thousand due to a reduction in interest rate. Lower volume in securities was offset by higher yields for a net increase of $13 thousand in interest income. Lower volume and rates on federal funds sold resulted in a $32 thousand decline in interest income from that product. Increases in volume and rate on our deposits in other banks provided and additional $66 thousand in interest income. Growth in BOLI provided an additional $26 thousand in interest income that was reduced $10 thousand due to lower rates.
Interest expense declined $234 thousand in the first quarter of 2015 due to lower rates net of increased volume. Lower rates in all deposit categories reduced interest expense $239 thousand. Growth in interest bearing demand and time deposits partially offset this decline for a net reduction in interest expense on deposits of $166 thousand. Lower rates on borrowings resulted in a $141 thousand decline in interest expense that was partially offset by volume growth for a net decline in interest expense of $68 thousand.
In the first quarter of 2014 compared to 2013 net interest income declined $954 thousand. Volume declines in our mortgage loans held for sale portfolio adversely impacted interest income. Interest income on this portfolio declined $1.9 million, quarter over quarter. Our loans held for investment portfolio provided $504 thousand in additional income due primarily to higher volume. Reduced interest expense was the result of both lower rates and volume on our deposits which declined $195 thousand. Additionally, lower volume in borrowings which were partially offset by higher rates for a net reduction in interest expense of $271 thousand.

The following table analyzes the changes in both rate and volume components of net interest income on a tax equivalent basis.
RATE / VOLUME ANALYSIS
(in thousands)

	For the Three Months Ended March 31,
	2015 vs. 2014			2014 vs. 2013
	Interest Increase (Decrease)	Change Attributable to		Interest Increase (Decrease)	Change Attributable to
		Rate	Volume		Rate	Volume
Interest income
Securities	$13	$36	$(23)	$18	$(20)	$38
Loans held for investment	361	(517)	878	504	10	494
Mortgage loans held for sale	534	(102)	636	(1,961)	575	(2,536)
Federal funds sold	(32)	(4)	(28)	35	—	35
Dividend-earning restricted equity securities	9	9	—	(44)	(3)	(41)
Deposits in other banks	66	24	42	28	15	13
Bank owned life insurance	16	(10)	26	—	(3)	3
Total interest income	$967	$(564)	$1,531	$(1,420)	$574	$(1,994)

Interest expense
Deposits:
Demand	$(2)	(4)	2	$(7)	(6)	(1)
Savings	(9)	(7)	(2)	(2)	(2)	—
Money market	(75)	(69)	(6)	(33)	(69)	36
Time	(80)	(159)	79	(153)	(9)	(144)
Total deposits	(166)	(239)	73	(195)	(86)	(109)
Borrowings	(68)	(141)	73	(271)	353	(624)
Total interest expense	(234)	(380)	146	(466)	267	(733)
Net interest income	$1,201	$(184)	$1,385	$(954)	$307	$(1,261)

Non-Interest Income
Non-interest income was $22.3 million in the first quarter of 2015, an $8.9 million or 67.3% increase from the first quarter of 2014. Mortgage banking income, which is our largest source of non-interest income, was the source of the changes. Non-interest income is broken out into more detail in the following table.

NON-INTEREST INCOME

	For the Three Months Ended March 31,
	2015	2014
Mortgage banking income	$21,063,679	$12,202,162
Service charges and fees	516,554	470,212
Title company income	232,771	105,034
Bank owned life insurance income	67,954	57,773
Investment and insurance commissions	344,126	445,472
Gain on sale of assets	35,011	—
Other	6,068	27,998
	$22,266,163	$13,308,651
Mortgage banking income represents fees from originating and selling residential mortgage loans as well as commercial mortgages through Monarch Mortgage and our wholly owned commercial mortgage banking subsidiary, Monarch Capital, LLC.

Mortgage banking income grew in the first quarter of 2015 compared to 2014 due to higher loan volume. The following table summarizes mortgage loan production for the first three months of 2015 compared to 2014.

Mortgage Banking Income
	2015			2014
	Number	Dollar Volume (000s)	Purchase	Number	Dollar Volume (000s)	Purchase
First Quarter	1,840	$487,423	53.0%	1,106	$271,233	80.8%
Investment and insurance income declined $101 thousand in the first quarter due to lower production. Income from Monarch Bank Private Wealth ("MBPW") is derived from a combination of new business and fees on existing business. Differing quarterly production levels can impact the income produced in a quarter. MBPW offers products and services and asset management through affiliation with Raymond James Financial Services, Inc.
Service charges and fees on deposit accounts increased $46 thousand in the first quarter of 2015 compared to 2014. The primary components of service charges and fees are non-sufficient fund and overdraft fees and ATM transaction fees and merchant service fees. Income growth is attributable to increases in our demand deposit products, year over year and increased merchant service income. We offer a credit card product through a third party vendor which has added to fee income. Monarch has an agreement with a third-party vendor to brand ATMs in Food Lion grocery stores in southeast Virginia and northeast North Carolina. In return for supplying the cash for the machines and paying the machines’ cash servicing fees, we receive a portion of the transaction surcharge, and our customers can withdraw cash from the machines without a fee or transaction surcharge. We have 12 ATMs located at our banking center sites. Combined with our third-party vendor relationship, our network includes 50 active branded ATMs.
Through Monarch Investment, LLC, we own a 75% interest in a title company, Real Estate Security Agency, LLC (RESA), which is being treated as a consolidated entity for accounting purposes. RESA income increased $128 thousand in the first quarter of 2015 compared to 2014 driven by higher home buying activities in 2015.
Non-interest Expense
The following table summarizes our non-interest expense for the periods indicated:

NON-INTEREST EXPENSE

	For the Three Months Ended March 31,
	2015	2014
Salaries and employee benefits	$9,594,276	$8,271,561
Commissions and incentives	9,445,138	4,010,964
Loan expense	2,458,663	1,363,141
Occupancy expenses, net of rental income	1,446,833	1,503,847
Furniture and equipment expense	841,675	772,856
Marketing expense	746,227	521,841
Data processing services	629,750	479,278
Professional fees	258,601	249,839
Telephone	325,746	311,137
FDIC Insurance	134,741	132,266
Stationery and supplies	114,986	106,118
Virginia Franchise Tax	207,869	201,951
Postage and shipping	100,733	135,130
Travel expense	128,944	86,451
ATM expense	90,400	77,746
Amortization of intangibles	—	44,643
Insurance expense	110,739	56,094
Title expense	38,495	14,459
Other real estate expense	16,402	7,139
Rental income, other real estate	(1,955)	—
(Gain) loss on sale of other real estate, net	38,879	—
Other	450,690	400,172
	$27,177,832	$18,746,633
Total non-interest expenses increased $8.4 million to $27.2 million from $18.8 million. Net overhead expense, which is the difference between non-interest income and non-interest expense, improved $526 thousand in the first quarter of 2015 compared to 2014.
Employee compensation; in the form of salaries, benefits, commissions and incentives, represent approximately 70% of non-interest expense in 2015 compared to 66% in 2014. The number of full time equivalent employees at March 31, 2015 totaled 642 compared to 644 one year prior. Salaries and benefits increased $1.3 million or 16% compared to prior year, driven by annual salary increases, higher employment taxes and health insurance costs. Commissions and incentives have increased $5.4 million in the quarter or 135.5% driven by higher mortgage loans held for sale production. A significant number of our mortgage division employees are commission based.
We are committed to providing our clients with optimal service through our employees, facilities and technology. To that end we evaluate our branch locations, aesthetics, potential areas for expansion and operations continuously. Costs associated with occupancy expense, furniture and equipment have increased due to this commitment. In the first quarter of 2015 we relocated our Towne Center office to better serve our client base. Technology is an ever changing landscape that requires a significant investment to protect our clients' information and provide them with cutting edge banking options. We continuously evaluate and upgrade technology security. Branding and giving back to the community through participation in community projects is important to us as is reflected by our marketing expense. Loan expense is driven by the mortgage volume noted previously.
We had one property in other real estate at March 31, 2015. One property was moved into other real estate in the first quarter. One property sold in the first quarter at a loss of $38,879. We had one property in other real estate at March 31, 2014 that had been moved into other real estate in the prior year. No properties were sold in the first quarter of 2014. There were no valuation adjustments recorded in either year to date. Rental income on other real estate was $2 thousand in the first quarter of 2015 and $0 for the same period in 2014. Expenses related to the maintenance and sale of other real estate were $16 thousand in the first quarter of 2015 and $7 thousand in the first quarter of 2014.
The following summary identifies non-interest expenses with the most significant quarter-over-quarter change.

	Change - Increase (Decrease) For the Three Months Ended March 31, 2015
	Dollars	Percentage
Commissions and incentives	$5,434,174	135.5%
Salaries and employee benefits	1,322,715	16.0%
Loan expense	1,095,522	80.4%
Marketing expense	224,386	43.0%
Data processing	150,472	31.4%
Income Taxes
Our federal income tax provision was $1.9 million in the first quarter of 2015 compared to $1.4 million in the first quarter of 2014. State income tax provision for the states of Maryland, North Carolina and South Carolina totaled $106 thousand and $118 thousand same respective periods.
BOLI income and certain municipal securities are not subject to federal income tax. We had tax exempt income of $78 thousand in the first quarter of 2015 and $68 thousand in the first quarter of 2014.
Certain expenses related to marketing are non-deductible for tax purposes. These non-deductible expenses totaled $115 thousand and $114 thousand in the first quarter of 2015 and 2014.
The table below presents a summary of income taxes and the effective tax rate for quarters ended March 31, 2015 and 2014.

Income Tax Summary
	For the Three Months Ended March 31,
	2015	2014
Income tax provision	$1,993,340	$1,471,240
Less: state tax provision	105,840	117,840
Federal tax provision	$1,887,500	$1,353,400

Net income before tax	$5,486,820	$4,024,989

Effective federal tax rate	34.4%	33.6%

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
GENERAL
Total assets were $1.178 billion at March 31, 2015, a $111.6 million or 10.5% increase compared to assets of $1.067 billion at December 31, 2014. Total cash and cash equivalents increased $85.0 million or 129.9%. Loans held for investment increased $14.4 million or 1.9% and mortgage loans held for sale increased $12.2 million or 8.3%. Restricted equity securities declined $390 thousand or 10.7% and investment securities declined $3.4 million or 14.5%.
Cash and cash equivalents, which fluctuate daily based on our liquidity levels and mortgage settlement activity, increased $85.0 million. This increase is due to a $62.2 million increase in federal funds sold and a $23.4 million increase in interest bearing bank balances. The increase in federal funds was driven by a large short term deposit from a business client. The bank began investing in Bank Certificates of Deposits in 2014 and the increase in interest bearing balances is related to those investments.
Our loans held for investment portfolio which is comprised primarily of commercial loans and real estate loans increased $14.4 million in the first quarter of 2014. The majority of this growth was in commercial loans and residential (1-4 family) real estate. Our mortgage loans held for sale portfolio represents mortgage loans that have been closed and are awaiting investor funding. A majority of our mortgage loans are pre-sold. These loans typically remain on our books for thirty to forty-five days. Outstanding balances, which are dependent on the current mortgage market, the timing of closings, and investor turn around, may fluctuate significantly between periods. With higher levels of quarterly production the outstanding balances during the quarter increased $12.2 million.

In the first quarter of 2015, we purchased an additional $225 thousand in bank owned life insurance (BOLI). Income from BOLI is not subject to federal income tax. Property and equipment declined $197 thousand due to asset depreciation and limited new purchases in the first quarter of 2015. Restricted equity securities include stock in the Federal Reserve, Federal Home Loan Bank and other bankers' banks. The level of stock we retain is subject to evaluation by the various entities and may result in a periodic increase or decrease in share level. Our stock in the Federal Home Loan Bank is impacted by lower borrowing levels. Investment securities declined $3.4 million due to maturities and calls, net of purchases.
Total liabilities were $1.07 billion at March 31, 2015, an increase of $108.6 million or 11.3% from December 31, 2014 liabilities of $959.2 million. Total deposits, which are our primary liability source, increased $117.7 million to $1.04 billion at March 31, 2015 compared to $919.4 million at year-end 2014. Total borrowings decreased $10.0 million at March 31, 2015 compared to December 31, 2014.
Non-interest bearing demand deposits increased $35.1 million or 14.9% in the first quarter of 2015. Money market accounts increased $48.1 million and time deposits increased $42.9 million. Interest bearing demand deposits declined $8.0 million and savings deposits declined $484 thousand.
Our non-interest bearing deposits represent 26.1% and 25.6% of our total deposits at March 31, 2015 and December 31, 2014, respectively. Commercial and small business checking accounts comprise the largest percentage of non-interest bearing demand deposits. At March 31, 2015, commercial checking accounts increased $24.8 million over December 31, 2014 and at $167.7 million were 62% of non-interest bearing demand. Small business checking accounts increased $700 thousand to $60.5 million, 22% of non-interest bearing demand. We are primarily a business bank and, as such, have focused our efforts on obtaining company operating accounts, which are demand deposit accounts. Attorney escrow accounts at $21.7 million represented 8% of non-interest bearing deposits at March 31, 2015 and increased $7.1 million compared to December 31, 2014. Escrow accounts ordinarily house real estate funds, which makes them sensitive to the growth within the real estate market. Our focus on the business sector, coupled with the growth in business operating accounts, has resulted in continued growth in demand deposits.
Interest bearing demand deposits declined $8.0 million from December 31, 2014, primarily in commercial checking. Interest bearing demand deposits represent 7.6% of interest bearing deposits. Money market and time deposits ("CDs") represent roughly 89.8% and savings deposits represent roughly 2.5%, of interest bearing deposits. Money market deposits, which were $417.3 million at March 31, 2015, increased $48.1 million since December 31, 2014. Brokered money market deposit accounts are included in our money market totals at both March 31, 2015 and December 31, 2014 and declined $1.2 million since year end. Excluding these accounts, non-brokered money market balances increased $49.2 million since year end 2014. This increase is related to a short term deposit made by a single client near quarter end. These funds will be disbursed over the next two quarters, having a negative impact on deposit growth. Excluding this deposit, money market account balances actually declined $29.4 million in the quarter. We have been managing money market account growth through pricing of our multi-tiered money market product, while keeping rates attractive and highly competitive in the market. Given the runoff, we recently increased the rates on our money market accounts in an attempt to remain competitive with other banks in the area and retain deposits. Money market accounts are the most suitable product for these individuals because rates are higher than demand and savings accounts but they have withdrawal features more flexible than CDs. Therefore, our money market balances may be adversely impacted in the future when the economy is more stable and investors return to higher, but riskier, rate alternatives.
Outstanding CDs increased $42.9 million to $271.1 million at March 31, 2015 compared to December 31, 2014. Included in CDs are brokered CDs which are used along with our brokered money market accounts and Federal Home Loan Bank ("FHLB") borrowings to fund our loans held for sale portfolio. The majority of these brokered CDs are Certificate of Deposit Account Registry Service® (“CDARS”), which are typically short term, with maturities of between 4 and 13 weeks. However, we also house certain municipal deposits in CDARS because of the additional deposit insurance protection offered by the product. Brokered deposits increased $58.9 million at March 31, 2015 compared to December 31, 2014. We had placed deposits with CDARS prior to notification of the receipt of the large business deposit. Our remaining CD portfolio has continued to decline, by design. CD shoppers typically expect higher interest rates. We have focused on relationship pricing for CDs, with non- clients receiving lower rates for CDs than existing clients, thereby encouraging relationships which are beneficial to both the Bank and our clients.
Excluding brokered deposits, our loans held for investment to deposit ratio was 90.0% and 95.0% for March 31, 2015 and December 31, 2014, respectively.
Stockholders’ equity was $110.5 million at March 31, 2015, compared to $107.5 million at December 31, 2014. Components of the increase in stockholders’ equity include net income of $3.5 million, decrease in unrealized losses in other comprehensive income of $87 thousand, exercised stock options of $134 thousand, stock based compensation expense totaling $172 thousand, common stock dividend payments of $858 thousand, and distributions to non-controlling interests of $29 thousand.

Loans Held for Investment
Our lending activities are our principal source of income. Loans held for investment, net of unearned income, increased $14.4 million or 1.9% in the first three months of 2015. Our allowance for loan losses declined $305 thousand in the quarter after a provision of $250 thousand and net charge offs of $555 thousand.
The following table provides a breakdown, by segment of our loans held for investment at March 31, 2015 and December 31, 2014.
LOANS HELD FOR INVESTMENT

	March 31, 2015	December 31, 2014
Commercial	$145,535,415	$138,430,999
Real estate
Construction	172,917,857	172,502,330
Residential (1-4 family)	117,929,338	109,404,283
Home equity lines	64,142,603	67,487,000
Multifamily	21,292,712	21,809,189
Commercial	258,873,042	256,966,820
Real estate subtotal	635,155,552	628,169,622
Consumers
Consumer and installment loans	6,100,197	5,968,990
Overdraft protection loans	436,257	96,736
Loans to individuals subtotal	6,536,454	6,065,726
Total gross loans	787,227,421	772,666,347
Unamortized loan fees, net of deferred costs	(224,468)	(76,812)
Loans held for investment, net of unearned income	787,002,953	772,589,535
Allowance for loan losses	(8,643,553)	(8,948,837)
Total net loans	$778,359,400	$763,640,698
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
5 Acceptable with care
The following is a breakdown between pass and watch list loans at March 31, 2015 and December 31, 2014. There were no loans risk graded Doubtful (8) or Loss (9) included in our portfolio at March 31, 2015 or December 31, 2014.

PASS AND WATCH LIST LOANS

	March 31, 2015
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$142,376,172	$1,708,494	$1,450,749	145,535,415	3.31
Real estate
Construction	171,644,558	793,975	479,324	172,917,857	3.26
Residential (1-4 family)	111,300,339	173,910	6,455,089	117,929,338	3.89
Home equity lines	62,870,082	—	1,272,521	64,142,603	4.13
Multifamily	21,034,995	257,717	—	21,292,712	3.27
Commercial	256,953,370	907,490	1,012,182	258,873,042	3.50
Real estate subtotal	623,803,344	2,133,092	9,219,116	635,155,552	3.56
Consumers
Consumer and installment loans	6,026,022	—	74,175	6,100,197	4.04
Overdraft protection loans	433,257	—	3,000	436,257	4.93
Loans to individuals subtotal	6,459,279	—	77,175	6,536,454	4.10
Total gross loans	$772,638,795	$3,841,586	$10,747,040	787,227,421	3.52

	December 31, 2014
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$135,292,747	$1,588,289	$1,549,963	$138,430,999	3.31
Real estate
Construction	171,136,553	93,397	1,272,380	172,502,330	3.26
Residential (1-4 family)	101,860,683	177,735	7,365,865	109,404,283	3.93
Home equity lines	66,282,828	102,575	1,101,597	67,487,000	4.12
Multifamily	19,616,130	2,193,059	—	21,809,189	3.53
Commercial	253,525,106	2,029,203	1,412,511	256,966,820	3.54
Real estate subtotal	612,421,300	4,595,969	11,152,353	628,169,622	3.59
Consumers
Consumer and installment loans	5,893,286	—	75,704	5,968,990	4.04
Overdraft protection loans	96,736	—	—	96,736	4.64
Loans to individuals subtotal	5,990,022	—	75,704	6,065,726	4.05
Total gross loans	$753,704,069	$6,184,258	$12,778,020	$772,666,347	3.55
Additional regulatory guidance with regard to the specifications of the special mention (6) risk grade, stipulates that loans with this risk grade be treated as transitory and should not remain special mention for more than one year. We continue to monitor and evaluate loans in our special mention risk grade on a monthly basis.
We evaluate the collectability of both principal and interest when assessing the need for a loss accrual. (For additional discussion on this evaluation refer to Note 1 and Note 3 of our 2014 Annual Report on Form10-K.)
We evaluate additional risk inherent in our satisfactory risk grade groups through a methodology that looks at these loans on a pool basis by loan segment which is further delineated by purpose. Each segment is assigned an expected loss factor based on a moving average “look-back” at our historical losses for that particular segment. In 2014, we reexamined our loss history and determined a five year "look back" or twenty quarter history would be a more prudent approach to modeling historical losses than our previous four year "look back". Therefore, at September 30, 2014 we began extending our "look-back" period by one quarter with a goal of twenty quarters or five years by June 2015. This methodology provides a supportable means of evaluating the potential risk in our portfolio because the delineation by purpose establishes a stronger focus on areas of weakness and strength within the portfolio.
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
We recorded a $250 thousand provision for loan losses in the first quarter of 2015 and no provision for loan losses in the first quarter of 2014. Based on the current economic environment and the composition of our loan portfolio, the level of our charged-off loans combined with our loss experience, we consider our loan loss allowance sufficient to meet the losses inherent in our portfolio.
Loans charged off during first quarter of 2015 totaled $598,454 compared to $12,554 for the same period in 2014. Recoveries totaled $43,170 in the first quarter of 2015 compared to $164,285 for the same period in 2014. The ratio of net charge-offs to average outstanding loans for the first quarter of 2015 was 0.07% compared to (0.09%) in 2014. A total of $582,500 in specific reserves for loans charged off in the first three months of 2015 were included in our December 31, 2014 loan loss allowance. Specific reserves totaling $12,554 were included in our December 31, 2013 loan loss allowance for loans charged off in the first three months of 2014.
In the first quarter of 2015, approximately $565 thousand in loans charged off were related to business failure and $34 thousand were related to residential properties. In the first quarter of 2014, approximately $13 thousand in loans charged off were related to business failure.
The allowance for loan losses totaled $8,643,553 at March 31, 2015, a decrease of $305,284 from December 31, 2014. The ratio of the allowance to loans held for investment, less unearned income, was 1.10% at March 31, 2015, and 1.16% at December 31, 2014. We believe the allowance for loan losses is adequate to absorb any inherent losses on existing loans in our loan portfolio at March 31, 2015. The allowance to loans ratio is supported by the level of non-performing loans, the seasoning of the loan portfolio, and the experience of the lending staff in the market.

 LOAN LOSS ALLOWANCE AND LOSS EXPERIENCE

	For the Three Months Ended March 31,
	2015	2014
Balance, beginning of period	$8,948,837	$9,061,369
Loans charged-off
Commercial	(34,000)	—
Real estate
Construction	(17,500)	—
Residential (1-4 family)	(546,954)	(12,554)
Home equity lines	—	—
Multifamily	—	—
Commercial	—	—
Consumers
Consumer and installment loans	—	—
Overdraft protection loans	—	—
Loans charged-off total	(598,454)	(12,554)
Recoveries
Commercial	2,300	88,300
Real estate
Construction	13,661	8,590
Residential (1-4 family)	3,779	8,385
Home equity lines	23,430	59,010
Multifamily	—	—
Commercial	—	—
Consumers
Consumer and installment loans	—	—
Overdraft protection loans	—	—
Loan recoveries total	43,170	164,285
Net Charge Offs	(555,284)	151,731
Provisions charged to operations	250,000	—
Balance, end of period	$8,643,553	$9,213,100

A summary of our allowance as of March 31, 2015 and December 31, 2014 by segment is as follows:

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	March 31, 2015
	Amount	Percentage of loans in each category to total loans
Commercial	$1,367,630	18.5%
Real estate
Construction	1,689,283	22.0%
Residential (1-4 family)	1,975,248	15.0%
Home equity lines	1,732,570	8.1%
Multifamily	83,042	2.7%
Commercial	1,552,530	32.9%
Consumers
Consumer and installment loans	103,199	0.8%
Overdraft protection loans	1,504	—%
Unallocated	138,547
	$8,643,553	100.0%
Total loans held for investment outstanding *	$787,002,953
Ratio of allowance for loan losses to total loans held for investment	1.10%

	December 31, 2014
	Amount	Percentage of loans in each category to total loans
Commercial	$1,157,867	17.9%
Real estate
Construction	1,678,022	22.3%
Residential (1-4 family)	2,456,418	14.2%
Home equity lines	1,911,634	8.7%
Multifamily	85,056	2.8%
Commercial	1,458,664	33.3%
Consumers
Consumer and installment loans	104,661	0.8%
Overdraft protection loans	260	—%
Unallocated	96,255
	$8,948,837	100.0%
Total loans held for investment outstanding *	$772,589,535
Ratio of allowance for loan losses to total loans held for investment	1.16%

*	Total loans held for investment outstanding includes unamortized loan costs, net of deferred fees of $224,468 at March 31, 2015 and $76,812 at December 31, 2014.

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
Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings. Based on this definition total non-performing loans as a percentage of total loans were 0.86% and 0.73% at March 31, 2015 and December 31, 2014. However, all but two of our troubled debt restructure loans were performing at March 31, 2015 and all but one of our troubled debt restructure loans was performing at December 31, 2014. Excluding performing troubled debt restructure this percentage declines to 0.57% and 0.37% at March 31, 2015 and December 31, 2014, respectively. Non-performing assets at March 31, 2015 and December 31, 2014 are presented below.

NON-PERFORMING ASSETS

	Non-Performing Loans
	Over 90 Days and Accruing	Nonaccrual Loans	Non-accruing Restructured Loans	Accruing Restructured Loans	Total Non-Performing Loans	Other Real Estate Owned	Total Non-Performing Assets

March 31, 2015
Commercial	$—	$548,059	$—	$—	$548,059	$—	$548,059
Real estate
Construction	—	110,472	—	—	110,472	100,000	210,472
Residential (1-4 family)	174,976	2,521,827	665,611	841,273	4,203,687	—	4,203,687
Home equity lines	—	247,693	—	—	247,693	—	247,693
Multifamily	—	—	—	—	—	—	—
Commercial	—	230,994	—	1,329,584	1,560,578	—	1,560,578
Consumers
Consumer and installment loans	—	86	—	72,220	72,306	—	72,306
Overdraft protection loans	—	—	—	—	—	—	—
Total	$174,976	$3,659,131	$665,611	$2,243,077	$6,742,795	$100,000	$6,842,795

December 31, 2014
Commercial	$—	$582,059	$—	$—	$582,059	$—	$582,059
Real estate
Construction	—	212,552	—	—	212,552	144,000	356,552
Residential (1-4 family)	174,976	1,244,531	183,400	1,336,990	2,939,897	—	2,939,897
Home equity lines	—	249,915	—	—	249,915	—	249,915
Multifamily	—	—	—	—	—	—	—
Commercial	—	230,994	—	1,332,589	1,563,583	—	1,563,583
Consumers
Consumer and installment loans	—	1,121	—	74,582	75,703	—	75,703
Overdraft protection loans	—	—	—	—	—	—	—
Total	$174,976	$2,521,172	$183,400	$2,744,161	$5,623,709	$144,000	$5,767,709

	March 31, 2015	December 31, 2014
Asset Quality Ratios:
Non-accruing nonperforming loans to period end loans	0.57%	0.37%
Non-accruing nonperforming assets to total assets	0.39%	0.28%
Nonperforming assets to period end assets	0.58%	0.54%
Allowance for loan losses to non-accruing nonperforming loans	192.09%	310.77%
Nonperforming loans to period end loans	0.86%	0.73%
Restructured loans are loans for which it has been determined the borrower is in financial distress and a concession has been made to those terms that would not otherwise have been considered. Restructured loans are evaluated in accordance with applicable accounting guidance as impaired loans. In addition, if it is determined the borrower is unable to perform under the modified terms, further steps, such as a full charge-off or foreclosure may be taken. We did not have any commitments to lend additional funds on restructured loans at March 31, 2015 or December 31, 2014.

TROUBLED DEBT RESTRUCTURING

	Residential 1-4 Family	Real Estate Construction	Consumer	Total

March 31, 2015
Balance beginning of the period	$1,520,390	$1,332,589	$74,582	$2,927,561
Investment in restructured loans
Additions (payments received) during the period	(13,506)	(3,005)	(2,362)	(18,873)
Charge-off during the period	—	—	—	—
Moved to other real estate	—	—	—	—
Valuation allowance for restructured loans included in charged-off loans	—	—	—	—
Additions during the period	—	—	—	—
Restructured loans included in impaired loans end of the period	$1,506,884	$1,329,584	$72,220	$2,908,688

December 31, 2014
Balance beginning of the period	$263,624	$4,568,883	$83,792	$4,916,299
Investment in restructured loans
Additions (payments received) during the period	1,256,766	(3,236,294)	(9,210)	(1,988,738)
Charge-off during the period	—	—	—	—
Moved to other real estate	—	—	—	—
Valuation allowance for restructured loans included in charged-off loans	—	—	—	—
Additions during the period	—	—	—	—
Restructured loans included in impaired loans end of the period	$1,520,390	$1,332,589	$74,582	$2,927,561

Recoveries of charged-off balance
March 31, 2015	$—	$—	$—	$—
December 31, 2014	$—	$—	$—	$—
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

OTHER REAL ESTATE

	March 31, 2015
	Balance	Number
January 1,	$144,000	1
Balance moved into other real estate	100,000	1
	244,000	2
Write down of property charged to operations	—
Payments received after foreclosure	—
Properties sold	(144,000)	(1)
Balance at March 31, 2015	$100,000	1
Gross gains of sale of other real estate	$—
Gross losses on sale of other real estate	(38,879)
Write down of property charged to operations	—
Rental income, other real estate	1,955
Other real estate expense	(16,402)
Foreclosed property (expense) income	$(53,326)

	December 31, 2014
	Balance	Number
January 1,	$301,963	1
Balance moved into other real estate	942,285	3
	1,244,248	4
Write down of property charged to operations	—
Payments received after foreclosure	—
Properties sold	(1,100,248)	(3)
Balance at December 31, 2014	$144,000	1
Gross gains of sale of other real estate	$—
Gross losses on sale of other real estate	(6,976)
Write down of property charged to operations	—
Rental income, other real estate	9,620
Other real estate expense	(80,580)
Foreclosed property (expense) income	$(77,936)

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
Cash, cash equivalents and federal funds sold totaled $150.4 million as of March 31, 2015 compared to $65.4 million as of December 31, 2014. At March 31, 2015, cash, interest bearing bank balances, securities classified as available for sale and federal funds sold were $170.7 million or 14.5% of total assets, compared to $89.1 million or 8.4% of total assets at December 31, 2014.
In the course of operations, due to fluctuations in loan and deposit levels, we occasionally find it necessary to purchase federal funds on a short-term basis. We maintain unsecured federal funds line arrangements with five other banks, which allow us to purchase funds totaling $68.0 million. These lines mature and re-price daily. At March 31, 2015 and December 31, 2014, we had $0 in federal funds purchased outstanding.

We have access to the Federal Reserve Bank of Richmond’s discount window should a liquidity crisis occur. We have not used this facility in the past and consider it a backup source of funds.
We are also members of the Promontory Network and have access to a program through their Certificate of Deposit Account Registry Service® (“CDARS”) to use their CDARS One Way BuySM to purchase cost-effective funding without collateralization (and in lieu of generating funds through “traditional” brokered CDs or the Federal Home Loan Bank). These funds are accessed through a weekly auction. The auction typically takes place on Wednesdays, with next day settlement. There are seven maturities available ranging from 4 weeks to 5 years. If we are allotted funds in the auction, we incur no transaction fees or commissions. Although the process to compete for these deposits is different from the process for traditional brokered CDs, they are still considered brokered for Call Report purposes. These funds, which are included in our Jumbo CDs, are subject to discretionary limitations on volume that we normally would impose on traditional brokered deposits. Based on our “well capitalized” status, we are able to draw up to 30% of assets or $353.5 million from this program at March 31, 2015. We had $123.2 million on our balance sheet from this program at March 31, 2015 and $64.5 million at December 31, 2014.
We have lines of credit with the Federal Home Loan Bank of Atlanta (“FHLB”) that can equal up to 30% of our assets. Our line of credit totaled approximately $123.1 million with $114.0 million available at March 31, 2015. This line is currently reduced by $8.0 million, which has been pledged as collateral for public deposits.
Borrowings outstanding under the combined FHLB lines of credit were $1.1 million at March 31, 2015 and $11.1 million at December 31, 2014. We had the following borrowing advances under our Primary line outstanding as of March 31, 2015 with the following final maturities:

Advance Amount	Expiration Date
$1,050,499	9/28/2015
$1,050,499
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
Off-Balance Sheet Arrangements
We enter into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions recognized as of March 31, 2015 and December 31, 2014 were a line of credit to secure public funds and commitments to extend credit and standby letters of credit issued to customers. The line of credit to secure public funds was from the Federal Home Loan Bank for $8 million at March 31, 2015 and December 31, 2014.

	Commitments
	March 31, 2015	December 31, 2014
Commitments to grant loans	$200,839,550	$205,003,879
Interest rate lock commitments	$102,237,931	$79,415,083
Unfunded commitments under lines of credit and similar arrangements	$142,504,700	$148,660,017
Standby letters of credit and guarantees written	$30,686,375	$29,328,041
The table above summarizes our off-balance sheet commitments at March 31, 2015 and December 31, 2014. Commitments to extend credit and unfunded commitments under existing lines of credit represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements. Standby letters of credit are conditional commitments we issue guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements.
We did not have any outstanding commitments to purchase securities at March 31, 2015 or December 31, 2014.

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
The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the Bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. At March 31, 2015, the amount available was approximately $19.1 million. We paid our first common stock cash dividend in 2010. We began paying common stock cash dividends on a quarterly basis in the first quarter of 2012. We paid semi-annual cash dividends on our common stock in 2011. Below is a table of our cash dividend history.
In June 2012, we received approval from the Securities and Exchange Commission to begin a Dividend Reinvestment Program ("DRP"). The DRP, which is available to existing shareholders, allows for dividends to be reinvested in Monarch stock. In addition, shareholders may purchase additional shares on a quarterly basis.
COMMON STOCK DIVIDENDS

Payment Date	Per Share Dividend	Total Dividend
2015
February 28, 2015	$0.08	$858,261
2014
November 28, 2014	$0.08	$851,749
August 29, 2014	$0.08	$850,803
June 13, 2014	$0.08	$849,563
February 28, 2014	$0.07	$742,447
2013
November 30, 2013	$0.07	$733,448
August 30, 2013	$0.06	$628,325
May 31, 2013	$0.06	$624,443
February 28, 2013	$0.05	$453,880
2012
November 30, 2012	$0.05	$332,754
August 31, 2012	$0.05	$302,161
May 31, 2012	$0.05	$299,174
February 28, 2012	$0.04	$240,000
2011
November 30, 2011	$0.08	$475,531
June 22, 2011	$0.08	$477,227

Basel III
The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, which has resulted in more stringent capital requirements. Under the Collins Amendment to the Dodd-

Frank Act, federal regulators established minimum leverage and risk-based capital requirements for banks and bank holding companies on a consolidated basis. In July 2013, the Federal Reserve published the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act.
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
The Basel III Capital Rules (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations.
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
As of March 31, 2015, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity risk-based, and Tier 1 leverage ratios as set forth in the table. The Bank’s actual capital amounts and ratios are also presented in the table as of March 31, 2015 and December 31, 2014.

RISK BASED CAPITAL

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
	(Dollars in Thousands)
As of March 31, 2015
Total Risk-Based Capital Ratio
Consolidated company	$129,195	13.57%	$76,154	8.00%	N/A	N/A
Bank	$127,287	13.38%	$76,129	8.00%	$95,162	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated company	$120,551	12.61%	$57,116	6.00%	N/A	N/A
Bank	$118,643	12.47%	$57,097	6.00%	$76,129	8.00%
(Tier 1 Capital to Risk-Weighted Assets)
Common Equity Risk-Based Capital
Consolidated company	$120,551	12.61%	$42,837	4.50%	N/A	N/A
Bank	$118,643	12.47%	$42,823	4.50%	$61,855	6.50%
(Total Common Equity to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated company	$120,551	11.28%	$42,780	4.00%	N/A	N/A
Bank	$118,643	11.10%	$42,780	4.00%	$53,475	5.00%
(Tier 1 Capital to Average Assets)
As of December 31, 2014
Total Risk-Based Capital Ratio
Consolidated company	$125,728	13.79%	$72,925	8.00%	N/A	N/A
Bank	$125,807	13.81%	$72,900	8.00%	$91,125	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated company	$116,779	12.81%	$36,462	4.00%	N/A	N/A
Bank	$116,858	12.82%	$36,450	4.00%	$54,675	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated company	$116,779	11.44%	$40,821	4.00%	N/A	N/A
Bank	$116,858	11.45%	$40,821	4.00%	$51,026	5.00%
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
The impact of changing interest rates on loans and deposits is reflected in our financial statements. We believe that our mortgage banking operation, Monarch Mortgage, provides somewhat of a natural interest rate hedge, in that we are interest rate sensitive to a downward change in the prime rate for short term periods. When loan interest rates decline, our earnings will be negatively impacted in our banking operation, but the mortgage company’s volume should increase as the demand for refinancing and purchase money mortgages increase. The reverse should occur in a rising interest rate environment. There have been no material changes in interest rates in the first quarter of March 31, 2015 compared to December 31, 2014.

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

Item 1A. Risk Factors
Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities, including the risk factors that are outlined in our 2014 Annual Report on Form 10-K. There have been no material changes in our risk factors from those disclosed.

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
MONARCH FINANCIAL HOLDINGS, INC.

/s/ Brad E. Schwartz	Date: May 8, 2015
Brad E. Schwartz Chief Executive Officer
/s/ Lynette P. Harris.	Date: May 8, 2015
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

Date: May 8, 2015                    /s/ Brad E. Schwartz _______________
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

Date: May 8, 2015                    /s/ Lynette P. Harris. ___________________
Lynette P. Harris
Executive Vice President & Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Monarch Financial Holdings, Inc. (the "Company") for the period ending March 31, 2015 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on their knowledge and belief:
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

Date: May 8, 2015