Form 10-Q
period 2015-06-30
Monarch Financial Holdings, Inc.
filed 2015-08-07
CIK 1364856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐  No  ☒
The number of shares of common stock outstanding as of August 3, 2015 was 10,779,945.

MONARCH FINANCIAL HOLDINGS, INC.
FORM 10-Q
June 30, 2015

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)
	June 30, 2015	December 31, 2014
ASSETS:
Cash and due from banks	$15,318,732	$14,503,072
Interest bearing bank balances	84,224,624	49,790,751
Federal funds sold	2,377,184	1,135,151
Total cash and cash equivalents	101,920,540	65,428,974
Investment securities available-for-sale, at fair value	17,338,416	23,725,362
Mortgage loans held for sale, net at fair value	193,948,066	147,690,276
Loans held for investment, net of unearned income	792,961,642	772,589,535
Less: allowance for loan losses	(8,676,361)	(8,948,837)
Loans, net	784,285,281	763,640,698
Property and equipment, net	30,117,050	30,247,464
Restricted equity securities	4,706,000	3,632,500
Bank owned life insurance	10,464,611	9,656,803
Goodwill	775,000	775,000
Other real estate owned, net of valuation allowance	—	144,000
Other assets	27,119,674	21,795,897
Total assets	$1,170,674,638	$1,066,736,974
LIABILITIES:
Deposits:
Demand deposits—non-interest bearing	$293,441,635	$235,301,171
Demand deposits—interest bearing	54,580,231	66,681,905
Savings deposits	19,431,123	20,003,086
Money market savings	379,716,129	369,221,343
Time deposits	231,854,039	228,206,408
Total deposits	979,023,157	919,413,913
Borrowings:
Trust preferred subordinated debt	10,000,000	10,000,000
Federal Home Loan Bank advances	46,025,500	11,075,497
Total borrowings	56,025,500	21,075,497
Other liabilities	22,166,764	18,710,247
Total liabilities	1,057,215,421	959,199,657
STOCKHOLDERS’ EQUITY:
Common stock, $5 par value; 20,000,000 shares authorized; issued and outstanding - 10,777,965 shares (includes non-vested shares of 341,450) at June 30, 2015 and 10,652,475 shares (includes non-vested shares of 279,750) at December 31, 2014	52,182,575	51,863,625
Additional paid-in capital	8,845,632	8,335,538
Retained earnings	52,411,915	47,354,407
Accumulated other comprehensive loss	(65,407)	(102,237)
Total Monarch Financial Holdings, Inc. stockholders’ equity	113,374,715	107,451,333
Non-controlling interest	84,502	85,984
Total equity	113,459,217	107,537,317
Total liabilities and stockholders’ equity	$1,170,674,638	$1,066,736,974
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:
Interest and fees on loans held for investment	$10,032,923	$9,089,071	$19,873,259	$18,567,963
Interest on mortgage loans held for sale	1,746,435	1,274,498	3,053,472	2,047,230
Interest on investment securities	78,784	91,929	167,699	167,978
Interest on federal funds sold	7,207	24,179	15,460	64,557
Dividends on equity securities	41,713	22,410	80,713	52,410
Interest on other bank accounts	116,754	54,905	218,783	90,937
Total interest income	12,023,816	10,556,992	23,409,386	20,991,075
Interest expense:
Interest on deposits	738,767	839,303	1,406,827	1,673,716
Interest on trust preferred subordinated debt	47,867	123,359	94,282	245,696
Interest on borrowings	23,467	14,224	46,073	28,586
Total interest expense	810,101	976,886	1,547,182	1,947,998
Net interest income	11,213,715	9,580,106	21,862,204	19,043,077
Provision for loan losses	250,000	—	500,000	—
Net interest income after provision for loan losses	10,963,715	9,580,106	21,362,204	19,043,077
Non-interest income:
Mortgage banking income	22,240,973	17,369,228	43,304,652	29,571,390
Service charges and fees	558,790	538,579	1,075,344	1,008,791
Title income	241,919	167,454	474,690	272,488
Investment and insurance income	400,542	335,887	744,668	781,359
Gain on disposition of property and equipment	44,848	—	79,859	—
Other	139,192	87,725	213,214	173,496
Total non-interest income	23,626,264	18,498,873	45,892,427	31,807,524
Non-interest expenses:
Salaries and employee benefits	10,097,518	8,492,446	19,691,794	16,764,007
Commissions and incentives	10,805,166	6,770,022	20,250,304	10,780,986
Loan origination expense	1,930,961	2,060,570	4,389,624	3,423,711
Occupancy expense	2,389,884	2,395,088	4,678,392	4,671,791
Marketing expense	902,932	797,908	1,649,159	1,319,749
Data processing expense	599,568	476,806	1,229,318	956,084
Telephone	353,163	293,451	678,909	604,588
Professional fees	545,518	333,735	804,119	583,574
Foreclosed property expense	52,080	35,860	105,406	42,999
Other expenses	1,476,723	1,351,098	2,854,320	2,606,128
Total non-interest expenses	29,153,513	23,006,984	56,331,345	41,753,617
Income before income taxes	5,436,466	5,071,995	10,923,286	9,096,984
Income tax provision	(1,961,763)	(1,767,500)	(3,955,103)	(3,238,740)
Net income	3,474,703	3,304,495	6,968,183	5,858,244
Less: Net income attributable to non-controlling interests	(50,874)	(120,921)	(83,147)	(137,405)
Net income attributable to Monarch Financial Holdings, Inc.	$3,423,829	$3,183,574	$6,885,036	$5,720,839
Basic net income per share	$0.32	$0.30	$0.64	$0.54
Diluted net income per share	$0.32	$0.30	$0.64	$0.54

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Income	$3,474,703	$3,304,495	$6,968,183	$5,858,244
Other comprehensive income (loss):
Change in unrealized gain on interest rate swap, net of income taxes	—	49,422	—	96,300
Change in unrealized (loss)gain on securities available for sale, net of income taxes	(46,585)	103,882	30,941	161,436
Change in unrealized gain on supplemental executive's retirement plan, net of income taxes	3,049	1,287	6,098	2,574
Change in unrealized loss on mutual fund	(7,447)	—	(209)	—
Other comprehensive income (loss)	(50,983)	154,591	36,830	260,310
Total comprehensive income	3,423,720	3,459,086	$7,005,013	$6,118,554
Less: Comprehensive income attributable to non-controlling interests	(50,874)	(120,921)	(83,147)	(137,405)
Comprehensive income attributable to Monarch Financial Holdings, Inc.	$3,372,846	$3,338,165	$6,921,866	$5,981,149

Unrealized gain on interest rate swap	$—	$76,035	$—	$148,155
Income tax expense	—	(26,613)	—	(51,855)
Net unrealized gain on interest rate swap	$—	$49,422	$—	$96,300

Unrealized holding (loss)gain on securities available for sale	$(71,669)	$159,818	$47,602	$248,363
Income tax (expense)benefit	25,084	(55,936)	(16,661)	(86,927)
Net unrealized (loss)gain on securities available for sale	$(46,585)	$103,882	$30,941	$161,436

Unrealized gain on supplemental executive's retirement plan	$4,691	$1,980	$9,381	$3,960
Income tax expense	(1,642)	(693)	(3,283)	(1,386)
Net unrealized gain on supplemental executive's retirement plan	$3,049	$1,287	$6,098	$2,574

Unrealized loss on mutual fund	$(7,447)	$—	$(209)	$—
Income tax expense	—	—	—	—
Net unrealized loss on mutual fund	$(7,447)	$—	$(209)	$—

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
 MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
	Shares	Amount
Balance—December 31, 2013	10,286,363	$51,431,815	$7,068,715	$39,437,119	$(419,496)	$227,445	$97,745,598
Net income for the six months ended June 30, 2014				5,720,839		137,405	5,858,244
Other comprehensive income					260,310		260,310
Stock-based compensation expense, net of forfeitures and income taxes	(1,200)	(6,000)	425,049				419,049
Stock options exercised	25,456	127,280	88,452				215,732
Cash dividend declared on common stock ($0.15 per share)				(1,592,010)			(1,592,010)
Common stock issued through dividend reinvestment	14,139	70,695	92,844				163,539
Cash in lieu of fractional shares			12				12
Contributions from non-controlling interests						99	99
Distributions to non-controlling interests						(240,211)	(240,211)
Balance - June 30, 2014	10,324,758	$51,623,790	$7,675,072	$43,565,948	$(159,186)	$124,738	$102,830,362

Balance—December 31, 2014	10,372,725	$51,863,625	$8,335,538	$47,354,407	$(102,237)	$85,984	$107,537,317
Net income for the six months ended June 30, 2015				6,885,036		83,147	6,968,183
Other comprehensive income					36,830		36,830
Stock-based compensation expense, net of forfeitures and income taxes	—	—	343,922				343,922
Stock options exercised, including income tax benefit	63,790	318,950	166,172				485,122
Cash dividend declared on common stock ($0.17 per share)				(1,827,528)			(1,827,528)
Distributions to non-controlling interests						(84,629)	(84,629)
Balance - June 30, 2015	10,436,515	$52,182,575	$8,845,632	$52,411,915	$(65,407)	$84,502	$113,459,217
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income	$6,968,183	$5,858,244
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	500,000	—
Depreciation	1,473,345	1,415,329
Accretion of discounts and amortization of premiums, net	1,621	3,048
Deferral of loan fees, net of deferred (costs)	130,721	(82,379)
Amortization of intangible assets	—	89,286
Stock-based compensation	343,922	419,049
Appreciation of bank-owned life insurance	(149,874)	(116,679)
Net gain on disposition of property and equipment	(79,859)	—
Net loss on sale of other real estate	51,035	33,263
Deferred income tax expense	450,073	1,409,203
Changes in:
Loans held for sale	(46,257,790)	(56,866,461)
Interest receivable	(34,422)	170,105
Other assets	(5,195,771)	(5,823,518)
Other liabilities	2,950,731	3,969,510
Net cash used in operating activities	(38,848,085)	(49,522,000)
Investing activities:
Purchases of available-for-sale securities	(2,000,000)	(8,347,950)
Proceeds from sales and maturities of available-for-sale securities	8,432,927	33,642,499
Proceeds from sale of other real estate	342,965	268,700
Proceeds from sale of property and equipment	82,011	—
Purchase of bank owned life insurance	(657,934)	—
Purchases of premises and equipment	(1,393,726)	(3,970,751)
(Purchase) Redemption of restricted equity securities	(1,073,500)	514,550
Loan originations, net of principal repayments	(21,525,304)	12,459,632
Net cash (used in) provided by investing activities	(17,792,561)	34,566,680
Financing activities:
Net increase in non-interest-bearing deposits	58,140,464	33,456,579
Net increase (decrease) in interest-bearing deposits	1,468,780	(35,281,955)
Cash dividends paid on common stock	(1,827,528)	(1,592,010)
Net increase (decrease) in FHLB advances and federal funds purchased	34,950,003	(49,993)
Contributions from non-controlling interests	—	99
Distributions to non-controlling interests	(84,629)	(240,211)
Proceeds from issuance of common stock, net of issuance costs	—	163,539
Proceeds from exercise of stock options	485,122	175,806
Cash in lieu of fractional shares	—	12
Net cash provided by (used in) financing activities	93,132,212	(3,368,134)
CHANGE IN CASH AND CASH EQUIVALENTS	36,491,566	(18,323,454)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	65,428,974	104,911,322
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$101,920,540	$86,587,868
SUPPLEMENTAL SCHEDULES AND CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and other borrowings	$1,412,555	$1,950,828
Income taxes	$3,882,000	$1,923,000
Loans transferred to foreclosed real estate during the year	$250,000	$144,000
Unrealized gain on securities available for sale	$47,602	$248,363
Unrealized gain on interest rate swap	$—	$148,155
Unrealized gain on supplemental executive's retirement plan	$9,381	$3,960
Unrealized loss on mutual fund	$(209)	$—
The accompanying notes are an integral part of the consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly Monarch Financial Holdings, Inc.’s financial position as of June 30, 2015; the consolidated statements of income for the three and six months ended June 30, 2015 and 2014; the consolidated statements of comprehensive income for the three and six months ended June 30, 2015 and 2014; the consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2015 and 2014; and the consolidated statements of cash flows for the six months ended June 30, 2015 and 2014. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all of the disclosures required by generally accepted accounting principles. The financial statements include the accounts of Monarch Financial Holdings, Inc. and its subsidiaries, and all significant inter-company accounts and transactions have been eliminated. Operating results for the three and six month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.
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

In May 2015, the FASB issued ASU No. 2015-08, “Business Combinations (Topic 805): Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115.” The amendments in ASU 2015-08 amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115, Topic 5: Miscellaneous Accounting, regarding various pushdown accounting issues, and did not have a material impact on our (consolidated) financial statements.

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
In June 2007, we announced the expansion of mortgage operations through the acquisition of a team of experienced mortgage bankers, and the formation of a division operating as Monarch Mortgage ("MM"). MM originates and sells conventional, FHA, VA and VHDA residential loans and offers additional mortgage products such as construction-permanent loans for the Bank’s loan portfolio. Monarch Mortgage's primary office is in Virginia Beach with additional offices in Alexandria, Chesapeake, Fairfax, Fredericksburg, Glen Allen, Norfolk, Newport News, Richmond, Roanoke, and Woodbridge, Virginia; Annapolis, Crofton, Dunkirk, Frederick, Greenbelt, Rockville, Towson and Waldorf, Maryland; Charlotte, Fayetteville, Kitty Hawk, Mooresville, Nags Head, and Wilmington, North Carolina; and Greenwood, and Greenville, South Carolina.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income available to common shareholders (numerator, basic)	$3,423,829	$3,183,574	$6,885,036	$5,720,839
Weighted average shares outstanding - basic (denominator)	10,760,159	10,620,869	10,744,430	10,596,786
Income per common share—basic	$0.32	$0.30	$0.64	$0.54
Net income (numerator, diluted)	$3,423,829	3,183,574	6,885,036	5,720,839
Weighted average shares—diluted (denominator)	10,771,660	10,660,217	10,766,776	10,636,968
Income per common share—diluted	$0.32	$0.30	$0.64	$0.54
Dilutive effect-average number of common shares	11,501	39,348	22,346	40,182

There were no options to purchase common stock excluded from the computation of earnings per common share for the three and six months ended June 30, 2015 or June 30, 2014.

NOTE 4. OTHER COMPREHENSIVE INCOME
The following table presents the changes in accumulated other comprehensive income (loss), by category, net of tax:

	Unrealized Loss on Supplemental Executive's Retirement Plan	Unrealized Gains (Loss) on Securities	Unrealized Loss on Interest Rate Swap	Unrealized Gain on Mutual Fund	Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2015	$(131,118)	$109,247	$—	$7,447	$(14,424)
Net change for the quarter ended June 30, 2015	3,049	(46,585)	—	(7,447)	(50,983)
Balance at June 30, 2015	$(128,069)	$62,662	$—	$—	$(65,407)

Balance at December 31, 2014	$(134,167)	$31,721	$—	$209	$(102,237)
Net change for the six months ended June 30, 2015	6,098	30,941	—	(209)	36,830
Balance at June 30, 2015	$(128,069)	$62,662	$—	$—	$(65,407)

Balance at April 1, 2014	$(138,028)	$(76,090)	$(99,659)	$—	$(313,777)
Net change for the quarter ended June 30, 2014	1,287	103,882	49,422	—	154,591
Balance at June 30, 2014	$(136,741)	$27,792	$(50,237)	$—	$(159,186)

Balance at December 31, 2013	$(139,315)	$(133,644)	$(146,537)	$—	$(419,496)
Net change for the six months ended June 30, 2014	2,574	161,436	96,300	—	260,310
Balance at June 30, 2014	$(136,741)	$27,792	$(50,237)	$—	$(159,186)
An unrealized loss of $7,447 on Mutual Funds associated with the Company's Executive Benefits Plan was recorded in other comprehensive income in the second quarter of 2015. Year to date, an unrealized loss of $209 on Mutual Funds associated with the Company's Executive Benefits Plan was recorded in other comprehensive income. Expenses of $3,049 and $6,098 related to the SERP were re-classed out of other comprehensive income into salaries and employee benefits expense in earnings during the second quarter and first six months ended June 30, 2015. Expenses of $1,287 and $2,574 related to the SERP were re-classed out of other comprehensive income into salaries and employee benefits expense in earnings during the second quarter and first six months ended June 30, 2014.
NOTE 5. INVESTMENT SECURITIES
Securities available-for-sale consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015
U.S. government agency obligations	$13,187,546	$53,506	$(32,204)	$13,208,848
Mortgage-backed securities	1,150,793	8,538	(2,334)	1,156,997
Municipal securities	2,903,674	85,049	(16,152)	2,972,571
	$17,242,013	$147,093	$(50,690)	$17,338,416

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
U.S. government agency obligations	$20,498,822	$41,548	$(86,495)	$20,453,875
Mortgage-backed securities	1,271,166	13,449	(982)	1,283,633
Municipal securities	1,906,572	97,807	(16,525)	1,987,854
	$23,676,560	$152,804	$(104,002)	$23,725,362
Monarch did not own any held-to-maturity securities at June 30, 2015 or December 31, 2014.
The amortized cost and fair value of securities by contractual maturity date at June 30, 2015 were as follows:

Securities available-for-sale:	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due from one to five years	14,287,546	14,314,006
Due from five to ten years	1,312,337	1,336,723
Due after ten years	1,642,130	1,687,687
Total	$17,242,013	$17,338,416

There were eleven investments in our securities portfolio with unrealized losses as of June 30, 2015.

As of June 30, 2015	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency obligations	$494,260	$(5,740)	$3,973,536	$(26,464)	$4,467,796	$(32,204)
Mortgage-backed securities	309,796	(2,334)	—	—	309,796	(2,334)
Municipal securities	—	—	500,895	(16,152)	500,895	(16,152)
Total	$804,056	$(8,074)	$4,474,431	$(42,616)	$5,278,487	$(50,690)

There were twenty-four investments in our securities portfolio that had unrealized losses as of December 31, 2014.

As of December 31, 2014	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency obligations	$7,482,955	$(18,941)	$6,433,135	$(67,554)	$13,916,090	$(86,495)
Mortgage-backed securities	338,707	(982)	—	—	338,707	(982)
Municipal securities	—	—	502,135	(16,525)	502,135	(16,525)
Total	$7,821,662	$(19,923)	$6,935,270	$(84,079)	$14,756,932	$(104,002)

As of June, 30, 2015, nine investments have been in a continuous unrealized loss position for more than twelve months. They are as follows:

	Count	Amortized Cost	Fair Value
U.S. government agency obligations	8	$4,000,000	$3,973,536
Municipal securities	1	517,047	500,895
Total	9	$4,517,047	$4,474,431

At December 31, 2014, fourteen investments had been in a continuous unrealized loss position for more than twelve months. They were as follows:

	Count	Amortized Cost	Fair Value
U.S. government agency obligations	13	$6,500,689	$6,433,135
Municipal securities	1	518,660	502,135
Total	14	$7,019,349	$6,935,270

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
We believe the unrealized losses in our portfolio are temporary impairments, caused by liquidity discounts and increases in the risk premiums required by market participants, rather than adverse changes in cash flows or fundamental weaknesses in the credit quality of the issuer or underlying assets as of June 30, 2015. There were no losses related to OTTI recognized in accumulated other comprehensive loss at either June 30, 2015 or December 31, 2014.

NOTE 6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSS
The following table provides a breakdown, by class of our loans held for investment at June 30, 2015 and December 31, 2014.

Loans held for Investment

	June 30, 2015	December 31, 2014
Commercial	$141,487,772	$138,430,999
Real estate
Construction	175,253,142	172,502,330
Residential (1-4 family)	115,106,251	109,404,283
Home equity lines	63,241,585	67,487,000
Multifamily	17,011,090	21,809,189
Commercial	273,184,540	256,966,820
Real estate subtotal	643,796,608	628,169,622
Consumers
Consumer and installment loans	7,807,746	5,968,990
Overdraft protection loans	77,049	96,736
Loans to individuals subtotal	7,884,795	6,065,726
Total gross loans	793,169,175	772,666,347
Unamortized loan fees net of deferred costs	(207,533)	(76,812)
Loans held for investment, net of unearned income	792,961,642	772,589,535
Allowance for loan losses	(8,676,361)	(8,948,837)
Total net loans	$784,285,281	$763,640,698
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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation or sale of the income producing property securing the loan, or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type. This diversity helps reduce our exposure to adverse economic events that could affect any single market or industry. Management monitors and evaluates commercial real estate loans based on purpose, collateral, geography, cash flow, loan to value, and risk grade criteria. As a general rule, we avoid financing special purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2015 approximately 40% and at December 31, 2014, approximately 44% of the outstanding principal balance of our commercial real estate loans portfolio was secured by owner-occupied properties.

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
We designate loans within our loans held for investment portfolio as either “pass” or “watch list” based on nine numerical risk grades which are assigned to the loans. A loan classified as "pass" is fundamentally sound with risk factors that are considered reasonable and acceptable. Loans classified as "watch list" fall into two categories; special mention and substandard. Special mention loans are the highest level of "watch list". These loans have the capacity to perform but contain certain characteristics that require continual supervision and attention from the lender. Loans classified as substandard typically have a well-defined weakness or weaknesses that could jeopardize the orderly liquidation of the debt, leaving the Bank with potential exposure to loss. The numeric designations in the "pass" category, from highest to lowest are: minimal, modest, average, acceptable, and acceptable with care. The "watch list" category from highest to lowest are: special mention, substandard, doubtful and loss.

“Pass”	“Watch List”
1 Minimal	6 Special mention
2 Modest	7 Substandard
3 Average	8 Doubtful
4 Acceptable	9 Loss
5 Acceptable with care
Special mention loans and substandard loans may or may not be classified as nonaccrual, based on current performance. A loan risk graded as doubtful is classified as nonaccrual. A loan risk graded as loss is generally charged-off when identified. There were no loans classified as doubtful or loss at June 30, 2015 or December 31, 2014. Watch list graded loans or relationships are evaluated individually to determine if all, or a portion, of our investment in the borrower is at risk. If a risk is quantified, a specific loss allowance is assigned to the identified loan or relationship. We evaluate our investment in the borrower using either the present value of expected future cash flows, discounted at the historical effective interest rate of the loan, or for a collateral-dependent loan, the fair value of the underlying collateral.
We evaluate additional risk inherent in our satisfactory risk grade groups through a methodology that looks at these loans on a pool basis by loan segment which is further delineated by purpose. Each segment is assigned an expected loss factor based on a moving average “look-back” at our historical losses for that particular segment. In 2014, we reexamined our loss history and determined a five year "look back" or twenty quarter history would be a more prudent approach to modeling historical losses than our previous sixteen quarter "look-back". At September 30, 2014 we began extending our "look-back" period by one quarter to reach our target of twenty quarters or five years at June 30, 2015. At June 30, 2015, having reached our twenty quarter target, this adjustment to our "look-back" period resulted in a $321,325 decrease in the unallocated component of the allowance for loan losses. We believe this methodology provides an accurate evaluation of the potential risk in our portfolio because delineation by purpose establishes a direct correlation to areas of weakness and strength within the portfolio.
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
The following table segregates our portfolio between pass and watch list loans, delineated by segments, within loan type for June 30, 2015 and December 31, 2014. The "Weighted Average Risk Grade" looks at the dollar value per risk grade within a segment compared to the total value of that segment. All segments fall within the average to acceptable range.

	June 30, 2015
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$139,826,706	$1,030,495	$630,571	$141,487,772	3.35
Real estate
Construction	173,982,189	696,510	574,443	175,253,142	3.22
Residential (1-4 family)	110,045,957	1,076,204	3,984,090	115,106,251	3.82
Home equity lines	61,888,353	—	1,353,232	63,241,585	4.14
Multifamily	17,011,090	—	—	17,011,090	3.59
Commercial	271,946,819	843,806	393,915	273,184,540	3.49
Real estate subtotal	634,874,408	2,616,520	6,305,680	643,796,608	3.56
Consumers
Consumer and installment loans	7,737,896	—	69,850	7,807,746	4.03
Overdraft protection loans	74,283	—	2,766	77,049	4.58
Loans to individuals subtotal	7,812,179	—	72,616	7,884,795	4.03
Total gross loans	$782,513,293	$3,647,015	$7,008,867	$793,169,175	3.51

	December 31, 2014
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$135,292,747	$1,588,289	$1,549,963	$138,430,999	3.31
Real estate
Construction	171,136,553	93,397	1,272,380	172,502,330	3.26
Residential (1-4 family)	101,860,683	177,735	7,365,865	109,404,283	3.93
Home equity lines	66,282,828	102,575	1,101,597	67,487,000	4.12
Multifamily	19,616,130	2,193,059	—	21,809,189	3.53
Commercial	253,525,106	2,029,203	1,412,511	256,966,820	3.54
Real estate subtotal	612,421,300	4,595,969	11,152,353	628,169,622	3.59
Consumers
Consumer and installment loans	5,893,286	—	75,704	5,968,990	4.04
Overdraft protection loans	96,736	—	—	96,736	4.64
Loans to individuals subtotal	5,990,022	—	75,704	6,065,726	4.05
Total gross loans	$753,704,069	$6,184,258	$12,778,020	$772,666,347	3.55

An aging of our loan portfolio by class as of June 30, 2015 and December 31, 2014 is as follows:

Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Recorded Investment > 90 days and Accruing	Recorded Investment Nonaccrual Loans
June 30, 2015
Commercial	$127,483	$509,334	$—	$636,817	$140,850,955	$—	$628,580
Real estate
Construction	109,063	—	—	109,063	175,144,079	—	109,063
Residential (1-4 family)	—	—	753,467	753,467	114,352,784	—	1,053,472
Home equity lines	280,419	—	244,190	524,609	62,716,976	—	244,190
Multifamily	—	—	—	—	17,011,090	—	—
Commercial	—	—	230,994	230,994	272,953,546	—	230,994
Real estate subtotal	389,482	—	1,228,651	1,618,133	642,178,475	—	1,637,719
Consumers
Consumer and installment loans	126,701	—	—	126,701	7,681,045	—	—
Overdraft protection loans	—	—	—	—	77,049	—	—
Loans to individuals subtotal	126,701	—	—	126,701	7,758,094	—	—
Total gross loans	$643,666	$509,334	$1,228,651	$2,381,651	$790,787,524	$—	$2,266,299

December 31, 2014
Commercial	$—	$—	$582,059	$582,059	$137,848,940	$—	$582,059
Real estate
Construction	248,420	—	100,000	348,420	172,153,910	—	212,552
Residential (1-4 family)	761,696	2,412,128	1,252,644	4,426,468	104,977,815	174,976	1,427,931
Home equity lines	109,456	—	249,915	359,371	67,127,629	—	249,915
Multifamily	—	—	—	—	21,809,189	—	—
Commercial	—	166,618	230,994	397,612	256,569,208	—	230,994
Real estate subtotal	1,119,572	2,578,746	1,833,553	5,531,871	622,637,751	174,976	2,121,392
Consumers
Consumer and installment loans	139,446	—	—	139,446	5,829,544	—	1,121
Overdraft protection loans	—	—	—	—	96,736	—	—
Loans to individuals subtotal	139,446	—	—	139,446	5,926,280	—	1,121
Total gross loans	$1,259,018	$2,578,746	$2,415,612	$6,253,376	$766,412,971	$174,976	$2,704,572

     We currently have seven loans totaling $2,591,472 that are classified as restructured loans: one commercial real estate loan totaling $1,329,584, five residential 1-4 family loans totaling $1,192,038, and one consumer loan for $69,850. At June 30, 2015, two of the residential 1-4 family loans totaling $362,735 included in our restructured loans are classified as nonaccrual. The remaining five loans are performing. We restructured one loan during the second quarter of 2015, and restructured three loans during the same period of 2014. We did not have any defaults on restructured loans within twelve months of restructuring during the quarter ended June 30, 2015 or 2014.
Additional information on restructured loans in our portfolio as of June 30, 2015 is as follows:
Troubled Debt Restructurings

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Quarter Ended June 30, 2015	One	$237,782	$237,782
Six Months Ended June 30, 2015	One	$237,782	$237,782
Troubled Debt Restructurings That Subsequently Defaulted

	Number of Contracts	Recorded Investment
Quarter Ended June 30, 2015	None	—
Six Months Ended June 30, 2015	None	—

A summary of the activity in the allowance for loan losses account is as follows:

Allocation of the Allowance for Loan Losses
		Real Estate
June 30, 2015	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for loan losses:
Beginning balance	$1,157,867	$1,678,022	$2,456,418	$1,911,634	$85,056	$1,458,664
Charge-offs	(207,059)	(17,500)	(658,953)	—	—	—
Recoveries	3,600	36,561	19,719	53,025	—	—
Provision	707,959	(41,341)	21,232	(296,862)	(18,713)	166,921
Ending balance	$1,662,367	$1,655,742	$1,838,416	$1,667,797	$66,343	$1,625,585

Individually evaluated for impairment	$939,399	$77,298	$537,578	$475,740	$—	$330,057
Collectively evaluated for impairment	722,968	1,578,444	1,300,838	1,192,057	66,343	1,295,528
Loans:
Ending balance	$141,487,772	$175,253,142	$115,106,251	$63,241,585	$17,011,090	$273,184,540
Ending balance: individually evaluated for impairment	1,110,092	1,270,953	4,365,870	1,353,232	—	2,099,953
Ending balance: collectively evaluated for impairment	$140,377,680	$173,982,189	$110,740,381	$61,888,353	$17,011,090	$271,084,587

	Consumers
	Consumer and Installment loans	Overdraft Protection	Unallocated	Total
Allowance for loan losses:
Beginning balance	$104,661	$260	$96,255	$8,948,837
Charge-offs	(1,869)	—	—	(885,381)
Recoveries	—	—	—	112,905
Provision	3,323	23	(42,542)	500,000
Ending balance	$106,115	$283	$53,713	$8,676,361

Individually evaluated for impairment	$69,850	$—	$—	$2,429,922
Collectively evaluated for impairment	36,265	283	53,713	6,246,439
Loans:
Ending balance	$7,807,746	$77,049	$—	$793,169,175
Ending balance: individually evaluated for impairment	69,850	2,766	—	10,272,716
Ending balance: collectively evaluated for impairment	$7,737,896	$74,283	$—	$782,896,459

		Real Estate
December 31, 2014	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for loan losses:
Beginning balance	$1,219,255	$1,978,320	$1,685,502	$2,132,916	$59,586	$1,305,131
Charge-offs	(21,789)	(190,812)	(163,048)	(174,319)	—	—
Recoveries	205,200	79,922	31,505	122,809	—	—
Provision	(244,799)	(189,408)	902,459	(169,772)	25,470	153,533
Ending balance	$1,157,867	$1,678,022	$2,456,418	$1,911,634	$85,056	$1,458,664

Individually evaluated for impairment	$441,265	$100,159	$1,261,490	$547,172	$—	$335,033
Collectively evaluated for impairment	716,602	1,577,863	1,194,928	1,364,462	85,056	1,123,631
Loans:
Ending balance	$138,430,999	$172,502,330	$109,404,283	$67,487,000	$21,809,189	$256,966,820
Ending balance: individually evaluated for impairment	1,549,963	1,272,380	7,198,325	1,101,597	—	3,130,893
Ending balance: collectively evaluated for impairment	$136,881,036	171,229,950	$102,205,958	$66,385,403	$21,809,189	$253,835,927

	Consumers
	Consumer and Installment loans	Overdraft Protection	Unallocated	Total
Allowance for loan losses:
Beginning balance	$99,271	$688	$580,700	$9,061,369
Charge-offs	—	(2,000)	—	(551,968)
Recoveries	—	—	—	439,436
Provision	5,390	1,572	(484,445)	—
Ending balance	$104,661	$260	$96,255	$8,948,837

Individually evaluated for impairment	$74,582	$—	—	$2,759,701
Collectively evaluated for impairment	30,079	260	96,255	6,189,136
Loans:
Ending balance	$5,968,990	$96,736	$—	$772,666,347
Ending balance: individually evaluated for impairment	75,704	—	—	14,328,862
Ending balance: collectively evaluated for impairment	$5,893,286	$96,736	$—	$758,337,485
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

There were three residential real estate properties totaling $665,190 in the process of foreclosure at June 30, 2015 and one residential real estate property totaling $182,256 in process of foreclosure at December 31, 2014.

The following table sets forth our impaired loans at June 30, 2015 and December 31, 2014.

Impaired Loans
	With No Related Allowance
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
June 30, 2015
Commercial	$25,978	$25,978	$33,228	$852
Real estate
Construction	1,040,390	1,040,390	966,577	30,607
Residential (1-4 family)	2,622,287	2,782,112	2,673,004	47,644
Home equity lines	444,716	444,716	445,194	7,381
Multifamily	—	—	—	—
Commercial	539,375	539,375	545,281	17,868
Consumers
Consumer and installment loans	—	715	199	—
Overdraft protection loans	2,766	2,766	2,916	360
Total	$4,675,512	$4,836,052	$4,666,399	$104,712
December 31, 2014
Commercial	$—	$—	$—	$—
Real estate
Construction	935,467	935,467	954,181	56,004
Residential (1-4 family)	2,704,883	2,880,739	3,067,193	119,011
Home equity lines	115,925	115,925	115,324	3,962
Multifamily	—	—	—	—
Commercial	1,430,533	1,430,533	1,317,972	79,891
Consumers
Consumer and installment loans	1,122	2,729	3,088	—
Overdraft protection loans	—	—	—	—
Total	$5,187,930	$5,365,393	$5,457,758	$258,868

	With Related Allowance
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2015
Commercial	$1,084,114	$1,084,114	$939,399	$1,309,774	$26,100
Real estate
Construction	230,563	254,598	77,298	231,899	5,183
Residential (1-4 family)	1,743,583	1,746,842	537,578	1,742,161	35,470
Home equity lines	908,516	914,240	475,740	902,466	14,150
Multifamily	—	—	—	—	—
Commercial	1,560,578	1,560,578	330,057	1,560,678	26,901
Consumers
Consumer and installment loans	69,850	69,850	69,850	72,550	1,268
Overdraft protection loans	—	—	—	—	—
Total	$5,597,204	$5,630,222	$2,429,922	$5,819,528	$109,072
December 31, 2014
Commercial	$1,549,963	$1,549,963	$441,265	$1,618,461	$93,073
Real estate
Construction	336,913	441,459	100,159	408,460	12,358
Residential (1-4 family)	4,493,442	4,535,549	1,261,490	4,564,008	232,522
Home equity lines	985,672	985,672	547,172	988,494	46,161
Multifamily	—	—	—	—	—
Commercial	1,700,360	1,700,360	335,033	1,721,563	79,323
Consumers
Consumer and installment loans	74,582	74,582	74,582	79,632	2,792
Overdraft protection loans	—	—	—	—	—
Total	$9,140,932	$9,287,585	$2,759,701	$9,380,618	$466,229

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

The following table presents our assets and liabilities related to continuing operations, which are measured at fair value on a recurring basis for each of the fair value hierarchy levels, as of June 30, 2015 and December 31, 2014:

	Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Assets at June 30, 2015
Investment securities—available for sale
U.S. government agency obligations	$13,208,848	$—	$13,208,848	$—
Mortgage-backed securities	1,156,997	—	1,156,997	—
Municipal securities	2,972,571	—	2,972,571	—
Mortgage loans held for sale	193,948,066	—	193,948,066	—
Derivative financial asset	4,622,913	—	4,622,913	—
Derivative financial liability	$679,709	$—	$679,709	$—
Assets at December 31, 2014
Investment securities—available for sale
U.S. government agency obligations	$20,453,875	$—	$20,453,875	$—
Mortgage-backed securities	1,283,633	—	1,283,633	—
Municipal securities	1,987,854	—	1,987,854	—
Mortgage loans held for sale	147,690,276	—	147,690,276	—
Derivative financial asset	1,514,083	—	1,514,083	—
Derivative financial liability	$1,195,405	$—	$1,195,405	$—

The following table provides quantitative disclosures about the fair value measurements of our assets related to continuing operations which are measured at fair value on a nonrecurring basis as of June 30, 2015 and December 31, 2014.

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2015
Real estate owned
Real estate construction	$—	$—	$—	$—
Restructured and impaired loans, net	3,167,282	—	—	3,167,282
At December 31, 2014
Real estate owned
Real estate construction	$144,000	$—	$—	$144,000
Restructured and impaired loans, net	6,381,231	—	—	6,381,231

There were no residential real estate properties classified as other real estate at June 30, 2015, and one property valued at $144,000 at December 31, 2014.

The following table displays quantitative information about Level 3 Fair Value Measurements for June 30, 2015 and December 31, 2014.

	Fair Value Measurement at June 30, 2015
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Commercial	$144,715	Market comparables	Discount applied to market comparables (1)	58%
Real Estate
Construction	153,265	Market comparables	Discount applied to market comparables (1)	35%
Residential (1-4 family)	1,206,005	Market comparables	Discount applied to market comparables (1)	17%
Home equity lines	432,776	Market comparables	Discount applied to market comparables (1)	22%
Multifamily	—	—	—	—
Commercial	1,230,521	Market comparables	Discount applied to market comparables (1)	11%
Consumer
Consumer and installment loans	—	—	—	—
Total restructures and impaired loans	$3,167,282
Real estate owned	$—	—	Discount applied to market comparables (1)	—

	Fair Value Measurement at December 31, 2014
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Commercial	$1,108,698	Market comparables	Discount applied to market comparables (1)	34%
Real Estate
Construction	236,754	Market comparables	Discount applied to market comparables (1)	36%
Residential (1-4 family)	3,231,952	Market comparables	Discount applied to market comparables (1)	22%
Home equity lines	438,500	Market comparables	Discount applied to market comparables (1)	22%
Multifamily	—	—	—	—
Commercial	1,365,327	Market comparables	Discount applied to market comparables (1)	13%
Consumer
Consumer and installment loans	—	—	—	—
Total restructures and impaired loans	$6,381,231
Real estate owned	$144,000	Market comparables	Discount applied to market comparables (1)	11%
(1) A discount percentage is applied based on age of independent appraisals, current market conditions, and experience within the local markets.
For the three months ended June 30, 2015, we recorded a gain of $6,135 and a loss of $18,291 on the sale of other real estate owned. For the six months ended June 30, 2015, a gain of $6,135 and a loss of $57,170 were recorded for a net loss of $51,035. For the three and six months ended June 30 2014, we reported a loss of $33,263. Gains or losses on sale of other real estate owned are included in foreclosed property expense.
At the time a loan secured by real estate becomes real estate owned, we record the property at fair value net of estimated selling costs. Upon foreclosure and through liquidation, we evaluate the property’s fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. No valuation adjustments related to other real estate owned were recorded in the three and six months ended June 30, 2015 or 2014. Adjustments, when necessary, are included in foreclosed property expense.
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
The fair value of Level 2 borrowings is determined based on quoted prices from FHLB for borrowings with similar characteristics and maturities. The determination of the fair value of Level 3 borrowings is made using pricing models and discounted cash flow models, and includes management judgment and estimation, which may be significant.
Derivative financial instruments are recorded at fair value using observable Level 2 market inputs related to:
•Loans held for sale forward sales commitments are recorded at their fair value based on the estimated number of days remaining in the IRLC at the measurement date and expected return from the secondary market. Forward mortgage loan sales commitments are recorded at their fair value based on the gain or loss that would occur if the loan were paired off with an investor at measurement date. A derivative asset of $4,622,913 and a derivative liability of $679,709 related to loans held for sale were recorded at June 30, 2015. At December 31, 2014, a derivative asset of $1,514,083 and a derivative liability of $1,195,405 were recorded.
Real Estate Owned is carried at the fair value less estimated selling costs. Upon foreclosure and through liquidation, we evaluate the property's fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value less selling costs. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Fair value is determined through an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data (Level 2). When evaluating fair value, management may discount the appraisal further if, based on their understanding of the market conditions, it is determined the collateral is further impaired below the appraisal value (Level 3). Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. We did not record any losses due to valuation adjustments for the three months and six months ended June 30, 2015 or 2014. We recorded no losses due to valuation adjustments on real estate owned within foreclosed property expense in the year ended December 31, 2014.
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
Fair Value of Financial Instruments
The following table presents the carrying amounts and fair value of our financial instruments at June 30, 2015 and December 31, 2014. GAAP defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than through a forced or liquidation sale for purposes of this disclosure. The carrying amounts in the table are included in the balance sheet under the indicated captions.

		Fair Value Measurements at June 30, 2015 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3	Balance
Assets
Cash and cash equivalents	$101,920,540	$101,920,540	$—	$—	$101,920,540
Investment securities available for sale	17,338,416	—	17,338,416	—	17,338,416
Mortgage loans held for sale	193,948,066	—	193,948,066	—	193,948,066
Loans held for investment (net)	784,285,281	—	—	800,572,485	800,572,485
Accrued interest receivable	2,122,302	—	2,122,302	—	2,122,302
Restricted equity securities	4,706,000	—	4,706,000	—	4,706,000
Bank owned life insurance	10,464,611	—	10,464,611	—	10,464,611
Derivative financial assets	4,622,913	—	4,622,913	—	4,622,913
Liabilities
Deposits	$979,023,157	$—	$976,454,770	$—	$976,454,770
Borrowings	56,025,500	—	46,035,219	5,721,861	51,757,080
Accrued interest payable	177,907	—	177,907	—	177,907
Derivative financial liabilities	679,709	—	679,709	—	679,709

		Fair Value Measurements at December 31, 2014 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3	Balance
Assets
Cash and cash equivalents	$65,428,974	$65,428,974	$—	$—	$65,428,974
Investment securities available for sale	23,725,362	—	23,725,362	—	23,725,362
Loans held for sale	147,690,276	—	147,690,276	—	147,690,276
Loans held for investment (net)	763,640,698	—	—	776,974,812	776,974,812
Accrued interest receivable	2,087,880	—	2,087,880	—	2,087,880
Restricted equity securities	3,632,500	—	3,632,500	—	3,632,500
Bank owned life insurance	9,656,803	—	9,656,803	—	9,656,803
Derivative financial assets	1,514,083		1,514,083		1,514,083
Liabilities
Deposits	$919,413,913	$—	$917,008,847	$—	$917,008,847
Borrowings	21,075,497	—	11,109,566	5,641,087	16,750,653
Accrued interest payable	43,280	—	43,280	—	43,280
Derivative financial liability	1,195,405	—	1,195,405	—	1,195,405

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
As of June 30, 2015, 1,132,959 shares were available for grants under all plans. A total of 418,137 shares are subject to outstanding awards under the 2006EIP and 1999ISO, including 31,087 stock options and 387,050 shares of non-vested restricted stock. The stock options outstanding as of June 30, 2015 have a weighted average exercise price of $7.84 and a weighted average remaining term of 3 months and are fully vested. Restricted stock typically vests over a 60 month period. Total compensation costs are recognized over the service period to vesting.
No additional options were granted in the periods covered. There were 55,755 and 73,027 options exercised in the second quarter and first half of 2015. No options on shares were forfeited in the second quarter and first half of 2015.
Compensation expense related to our restricted stock totaled $192,060 and $343,922 in the second quarter and first half of 2015. Remaining vesting periods are between 6 and 54 months with unrecognized remaining compensation expense of $1,976,807. We issued 0 and 72,800 shares of restricted stock in the second quarter and first half of 2015. Shares vested were 1,200 and 2,400 for the second quarter and first half of 2015. Shares forfeited were 6,700 and 11,100 for the second quarter and first half of 2015.
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
Funding for retail mortgage banking services' loans held for sale (LHFS) portfolio is provided by community banking services. The outstanding LHFS balance and related interest earned for the bank's interim holding period of these loans is recorded in the community banking segment. This interim interest income was $1,746,435 and $3,053,472 in the second quarter and first half of 2015, respectively. In the second quarter and first half of 2014 interest income was $1,274,498 and $2,047,230 , respectively. In the event of early payment default, Monarch has recorded a reserve for loan repurchases which totaled $3,222,710 at June 30, 2015 and $3,013,396 at December 31, 2014. Our reserve for loan repurchases is not a part of our loan loss reserve and is carried in other liabilities. This reserve, which is an estimate of the potential for losses based on investor contracts, is not an indication that losses will occur and is periodically analyzed and adjusted through income.
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
Segment information for the three and six months ended June 30, 2015 and 2014 is shown in the following tables.

Selected Financial Information

	Commercial and Other Banking	Mortgage Banking Operations	Inter-segment Eliminations	Total
Quarter Ended June 30, 2015
Income:
Interest income	$11,700,295	$323,521	$—	$12,023,816
Non-interest income	1,891,160	22,240,973	(505,869)	23,626,264
Total operating income	13,591,455	22,564,494	(505,869)	35,650,080
Expenses:
Interest expense	(810,101)	(505,869)	505,869	(810,101)
Provision for loan losses	(250,000)	—	—	(250,000)
Personnel expense	(4,771,234)	(16,131,450)	—	(20,902,684)
Other non-interest expenses	(4,496,694)	(3,754,135)	—	(8,250,829)
Total operating expenses	(10,328,029)	(20,391,454)	505,869	(30,213,614)
Income before income taxes	3,263,426	2,173,040	—	5,436,466
Provision for income taxes	(1,177,947)	(783,816)	—	(1,961,763)
Less: Net income attributable to non-controlling interests	(15,122)	(35,752)	—	(50,874)
Net income attributable to Monarch Financial Holdings, Inc.	$2,070,357	$1,353,472	$—	$3,423,829

Quarter Ended June 30, 2014
Income:
Interest income	$10,397,287	$159,705	$—	$10,556,992
Non-interest income	1,304,304	17,369,228	(174,659)	18,498,873
Total operating income	11,701,591	17,528,933	(174,659)	29,055,865
Expenses:
Interest expense	(976,886)	—	—	(976,886)
Personnel expense	(3,930,738)	(11,327,260)	(4,470)	(15,262,468)
Other non-interest expenses	(3,970,887)	(3,952,758)	179,129	(7,744,516)
Total operating expenses	(8,878,511)	(15,280,018)	174,659	(23,983,870)
Income before income taxes	2,823,080	2,248,915	—	5,071,995
Provision for income taxes	(983,793)	(783,707)	—	(1,767,500)
Less: Net income attributable to non-controlling interests	(6,857)	(114,064)	—	(120,921)
Net income attributable to Monarch Financial Holdings, Inc.	$1,832,430	$1,351,144	$—	$3,183,574

	Commercial and Other Banking	Mortgage Banking Operations	Inter-segment Eliminations	Total
Six Months Ended June 30, 2015
Income:
Interest income	$22,783,587	$625,799	$—	$23,409,386
Non-interest income	3,476,283	43,304,652	(888,508)	45,892,427
Total operating income	26,259,870	43,930,451	(888,508)	69,301,813
Expenses:
Interest expense	(1,547,182)	(888,508)	888,508	(1,547,182)
Provision for loan losses	(500,000)	—	—	(500,000)
Personnel expense	(9,444,701)	(30,497,397)	—	(39,942,098)
Other non-interest expenses	(8,483,066)	(7,906,181)	—	(16,389,247)
Total operating expenses	(19,974,949)	(39,292,086)	888,508	(58,378,527)
Income before income taxes	6,284,921	4,638,365	—	10,923,286
Provision for income taxes	(2,275,644)	(1,679,459)	—	(3,955,103)
Less: Net income attributable to non-controlling interests	(31,027)	(52,120)	—	(83,147)
Net income attributable to Monarch Financial Holdings, Inc.	$3,978,250	$2,906,786	$—	$6,885,036

Six Months Ended June 30, 2014
Income:
Interest income	$20,723,919	$267,156	$—	$20,991,075
Non-interest income	2,526,025	29,571,390	(289,891)	31,807,524
Total operating income	23,249,944	29,838,546	(289,891)	52,798,599
Expenses:
Interest expense	(1,947,998)	—	—	(1,947,998)
Personnel expense	(7,602,757)	(19,937,330)	(4,906)	(27,544,993)
Other non-interest expenses	(7,315,501)	(7,187,920)	294,797	(14,208,624)
Total operating expenses	(16,866,256)	(27,125,250)	289,891	(43,701,615)
Income before income taxes	6,383,688	2,713,296	—	9,096,984
Provision for income taxes	(2,272,743)	(965,997)	—	(3,238,740)
Less: Net income attributable to non-controlling interests	(6,541)	(130,864)	—	(137,405)
Net income attributable to Monarch Financial Holdings, Inc.	$4,104,404	$1,616,435	$—	$5,720,839

Segment Assets
June 30, 2015	$1,169,578,999	$22,113,950	$(21,018,311)	$1,170,674,638
December 31, 2014	$1,062,825,141	$15,071,113	$(11,159,280)	$1,066,736,974

Capital Expenditures
June 30, 2015	$1,072,483	$321,243	$—	$1,393,726
December 31, 2014	$3,932,268	$352,505	$—	$4,284,773

NOTE 10. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets with indefinite lives are recorded at cost and are reviewed at least annually for impairment based on evidence of certain impairment indicators. Intangible assets with identifiable lives are amortized over their estimated useful lives. The were no intangible assets at June 30, 2015.
Information concerning goodwill and intangible assets is presented in the following table:

	June 30, 2015	December 31, 2014
Goodwill	$775,000	$775,000

Goodwill is related the acquisition of a Maryland mortgage office plus certain other mortgage related assets in August 2007. Intangible assets related to this acquisition were fully amortized in 2014. Amortization expense for intangible assets totaled $0 for the six months ending June 30, 2015. Amortization expense for intangible assets totaled $44,643 and $89,286 for the three and six month periods ending June 30, 2014.

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
To mitigate this risk, we pair the rate lock commitment with the sale of a notional security bearing similar attributes. At the time the loan is delivered to the investor, matched securities are repurchased. Gains or losses associated with this pairing are recorded in mortgage banking income on our income statement as incurred. Our Board approved mandatory delivery policy only allows us to commit $50 million to the program at any given time. We utilize the services of Optimal Blue to help monitor and manage our rate lock activities in this program. We reported a gain related to our mandatory delivery program in the second quarter of 2015 of $585 thousand that was recorded in mortgage banking income. Year to date 2015 we have reported a gain related to our mandatory delivery program of $191 thousand. We did not participate in a mandatory delivery program in the first half of 2014.
NOTE 12. LOW INCOME HOUSING TAX CREDITS
The Company has invested in one housing equity fund at June 30, 2015 and December 31, 2014. The general purpose of this fund is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. The Company accounts for this investment under the proportional amortization method and at June 30, 2015 and December 31, 2014, the investment in this fund, recorded in other assets on the consolidated balance sheet, was $472,238 and $500,000, respectively, with $27,762 of tax credits and other tax benefits related to these investments recognized on the consolidated statements of income for the periods ending June 30, 2015 and 2014. Total projected tax credits to be received for 2015 are $23,037, which is based on the most recent quarterly estimates received from the fund. Additional capital calls expected for the fund totals $494,500 at June 30, 2015 and December 31, 2014, and are included in other liabilities on the consolidated balance sheets.
NOTE 13. SUBSEQUENT EVENT

On July 23, 2015 we announced that the Board of Monarch Financial Holdings, Inc., had approved a quarterly common stock cash dividend. The quarterly cash dividend is $0.09 per share for common shareholders of record on August 7, 2015, payable on August 31, 2015.
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
We generate a significant amount of our income from the net interest income earned by Monarch Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the average amount of interest-earning assets outstanding during the period and the interest rates thereon. Monarch Bank’s cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of our assets further influence the amount of interest income lost due to non-accrual loans and the amount of additions to the allowance for loan losses.
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
Derivative Financial Instruments
We use derivatives to manage risks related to interest rate movements. Interest rate swap contracts designated and qualifying as cash flow hedges are reported at fair value. The gain or loss on the effective portion of the hedge initially is included as a component of other comprehensive income and is subsequently reclassified into earnings when interest on the related debt is paid. We document our risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. Our interest rate risk management strategy is to stabilize cash flow requirements by maintaining interest rate swap contracts to convert variable-rate debt to a fixed rate. We did not hold any interest rate swap contracts at June 30, 2015 or December 31, 2014. We do not hold or issue derivative financial instruments for trading purposes.
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
Periodically, we participate in a “mandatory” delivery program for mortgage loans. Under the mandatory delivery system, loans with interest rate locks are paired with the sale of a notional security bearing similar attributes. Interim income or loss on the pairing of the loans and securities is recorded in mortgage banking income on our income statement. In addition, at the time the loan is delivered to an investor, matched securities are repurchased and a gain or loss on the pairing is recorded in mortgage banking income on our income statement. Management has elected to limit Company exposure to this form of delivery to $50 million in outstanding loans. We had $43.3 million in the mandatory delivery program at June 30, 2015 and $48.6 million at December 31, 2014.
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

RESULTS OF OPERATIONS
Net Income
Our consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, after all significant inter-company transactions have been eliminated. Net income attributable to our non-controlling interests of $51 thousand and $121 thousand in the second quarter and year to date net income of $83 thousand and $137 thousand were deducted for the respective periods ended June 30, 2015 and 2014, to arrive at net income attributable to Monarch Financial Holdings, Inc. The ensuing references and ratios are related to net income attributable to Monarch Financial Holdings, Inc., (hereon referred to as "net income") after net income attributable to non-controlling interests has been deducted.
Net Income Attributable to Monarch Financial Holdings, Inc.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$3,474,703	$3,304,495	$6,968,183	$5,858,244
Less: Net income attributable to non-controlling interests	(50,874)	(120,921)	(83,147)	(137,405)
Net income attributable to Monarch Financial Holdings, Inc.	$3,423,829	$3,183,574	$6,885,036	$5,720,839
Net income for the quarter ended June 30, 2015 was $3.4 million, an increase of $240 thousand or 7.5% over the same quarter in 2014. Net income for the first six months of 2015 was $6.9 million, an increase of $1.2 million of 20.4% over year. Basic and diluted earnings per share for the second quarter of 2015 and 2014 were $0.32 and $0.30, respectively. Basic and diluted earnings per share for the first half of 2015 was $0.64 compared to $0.54, one year prior. Two important and commonly used measures of profitability are return on assets (net income as a percentage of average total assets) and return on equity (net income as a percentage of average stockholders’ equity). Our annualized return on assets (“ROA”) for the three and six months ended June 30, 2015 was 1.22% and 1.26%, respectively, compared to 1.29% and 1.18% in 2014. Our annualized return on equity (“ROE”) for the second quarter of 2015 was 12.28% compared to 12.63% in 2014. Our ROE for the first six months of 2015 was 12.62% compared to 11.57% for 2014.
Net interest income increased $1.6 million or 17.1% in the second quarter of 2015 compared to 2014. Non-interest income increased $5.1 million or 27.7% for the same respective periods. Non-interest expense increased $6.1 million or 26.7% in the second quarter of 2015 compared to 2014. For the first half of 2015 net interest income increased $2.8 million or 14.8% over 2014. In the first six months of 2015 non-interest income increased $14.1 million or 44.3% and non-interest expense increased $14.6 million or 34.9% over the same period in 2014. A combination of higher interest income and lower interest expense was the source of net interest income growth in both the quarter and year to date. Strong mortgage production was the primary source of growth in non-interest income and non-interest expense.
We recorded a loan loss provision of $250 thousand in the second quarter of 2015 and $500 thousand year to date. We did not record a provision in 2014. We reported net charge offs of $217 thousand in the second quarter and $772 thousand in the first half of 2015 compared to net charge offs of $143 thousand in the second quarter of 2014 and recoveries in excess of charge offs of $9 thousand in the first half of 2014.
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
Net interest income was $11.2 million in the second quarter of 2015 compared to $9.6 million in 2014, an increase of $1.6 million or 17.1%. Interest income was $12.0 million in second quarter of 2015, an increase of $1.5 million or 13.9% over interest income of $10.6 million in the second quarter of 2014. Interest expense declined $167 thousand or 17.1% to $810 thousand in the second quarter of 2015 compared to $977 thousand in the second quarter of 2014. In the first half of 2015 net interest income was $21.8 million, an increase of $2.8 million compared to $19.0 million in the first half of 2014. Interest income was $23.4 million and interest expense was $1.5 million in the first six months of 2015 compared to interest income of $21.0 million and interest expense of $1.9 million in the first half of 2014.
Our greatest earning assets are loans which are comprised of two major portfolio classifications: mortgage loans held for sale and loans held for investment. Both portfolios provided interest income growth in the second quarter and first six months of 2015 compared to 2014.
Mortgage loans held for sale, which are residential mortgages originated by our mortgage division and sold to investors, earn interest while on our books but at rates typically lower than our loans held for investment portfolio. This portfolio is also subject to greater fluctuations in outstanding balances due to a combination of market demand, economic conditions and the prevailing mortgage rates. Due to a slight dip in mortgage rates, market demand was higher in the first half of 2015 compared to prior year. Interest income on our mortgage loans held for sale was $1.7 million in the second quarter of 2015 compared to $1.3 million, one year prior. Average volume increased $63 million to $180 million in the second quarter of 2015 compared to $117 million in average volume in the second quarter of 2014. In the first six months of 2015, average volume was $158 million, an increase of $64 million over the first six months of 2014 and interest income was $3.1 million compared to $2.1 million in 2014. Average yield declined 49 basis points to 3.88% in the second quarter of 2015 compared to 4.37% in 2014. Year to date, average yield declined 50 basis points to 3.89% compared to 4.39% in 2014.
Loans held for investment are commercial, real estate, and consumer loans originated and maintained on the Bank's books. Average loan volume was $773 million in the second quarter of 2015, an increase of $74 million compared to $699 million in the second quarter of 2014. Year to date 2015, average loans held for investment increased $70 million to $769 million when compared to $699 million in 2014. Interest income increased $944 thousand in the quarter and $1.3 million in the first six months of 2015 compared to 2014. Average yield declined 1 basis point in the quarter to 5.21% compared to 5.22% in 2014. Average yield declined 15 basis in the first half of 2015 to 5.21% from 5.36% one year prior. In 2014 a non-recurring interest income adjustment of $417 thousand contributed to the higher six month yield.
Interest expense declined $166 thousand or 17.1% in the second quarter and $401 thousand or 20.6% in the first half of 2015 compared to 2014. This decrease was due lower interest expense on interest bearing liabilities. Despite higher average deposit volume our interest expense declined. Additionally, the interest we paid on our trust preferred subordinated debt declined. Interest expense on interest bearing deposits declined $100 thousand or 11.9% to $739 thousand in the quarter and $267 thousand or 16.0% in the first half of 2015 compared to 2014. Interest expense on trust preferred subordinated debt declined $76 thousand, to $48 thousand, in the quarter and $152 thousand, to $94 thousand, in the first half of 2015 compared to 2014. Average volume on our interest bearing deposits increased $62 million in the quarter driven by growth in our money market accounts and time deposits. At the same time, average interest cost on interest bearing deposits declined 10 basis point, to 0.42% from 0.52%, driven by lower interest rates across all products. As stated previously, we lowered interest rates on all products throughout 2014 but have begun moderate increases to rates in 2015. In the second quarter of 2015, despite $16 million in additional average volume in borrowings, interest expense on these products declined $66 thousand, driven by a 389 basis point decline in rate from 4.93% to 1.04%. Year to date, average borrowings have increased $13 million, while interest cost declined 379 basis points from 4.95% to 1.16%. The maturity of an interest rate swap on our $10 million trust preferred subordinated debt, which swapped a variable rate instrument for a fixed rate instrument, was the source of the rate decline. The expired fixed rate was 4.96% and the variable rate was the three month London Interbank Offering Rate ("LIBOR") plus 160 basis points or 1.87% in the second quarter and 1.86% in the first six months of 2015. There was also a shift in the borrowing mix in the quarter due to lower rates on short term borrowing at the FHLB which impacted yield.
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
Our net interest rate spread on a tax-equivalent basis increased 14 basis points in the second quarter of 2015 to 4.15% from 4.01% in 2014. Our net interest margin for the second quarter of 2015 was 4.28%, an increase over 2014 of 10 basis points from

4.18%. For the first six months of 2015 our net interest rate spread on a tax-equivalent basis increased 11 basis points to 4.16% from 4.05% in 2014 and our net interest margin increased 8 basis points to 4.30% from 4.22%.
Bank Owned Life Insurance (BOLI) has been included in interest earning assets. We purchased $6.0 million in BOLI during the fourth quarter of 2005. We purchased an additional $2.0 million in BOLI during the third quarter of 2014 and an additional $658 thousand in BOLI in the first half of 2015. Income on BOLI is not subject to federal income tax, giving it a tax-effective yield of 4.92% for the second quarter of 2015 compared to 4.85% in 2014. Year to date, the tax-effective yield on BOLI declined 24 basis points to 4.62% from 4.85%.
The following tables set forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and the related income, expense and corresponding weighted average yields and costs.

The following is an analysis of net interest income, on a taxable equivalent basis.

NET INTEREST INCOME ANALYSIS
(in thousands)

For the Three Months Ended June 30,
	2015			2014			2013
	Average Balance	Income/ Expense	Yield Rate (1)	Average Balance	Income/ Expense	Yield Rate (1)	Average Balance	Income/ Expense	Yield Rate (1)
ASSETS
Securities, at amortized cost (2)	$19,064	$84	1.77%	$23,835	$97	1.64%	$16,451	$63	1.53%
Loans, held for investment	772,717	10,033	5.21%	698,851	9,089	5.22%	676,894	9,040	5.36%
Mortgage loans, held for sale	180,485	1,746	3.88%	116,851	1,274	4.37%	200,733	1,774	3.54%
Federal funds sold	13,176	7	0.21%	40,547	24	0.24%	44,727	25	0.23%
Dividend-earning restricted equity securities	3,781	42	4.46%	3,160	22	2.84%	3,786	69	7.33%
Deposits in other banks	62,634	117	0.75%	36,817	55	0.60%	15,020	10	0.27%
Bank owned life insurance (2)	10,262	126	4.92%	7,491	91	4.85%	7,261	91	5.03%
Total earning assets	1,062,119	12,155	4.59%	927,552	10,652	4.61%	964,872	11,072	4.60%
Less: Allowance for loan losses	(8,732)			(9,148)			(10,823)
Nonperforming loans	6,040			8,180			3,143
Other non-earning assets	67,322			66,419			75,153
Total assets	$1,126,749			$993,003			$1,032,345
LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Demand	$57,726	$19	0.13%	$50,993	$21	0.17%	$51,755	$24	0.19%
Savings	19,451	14	0.29%	24,191	25	0.41%	22,395	23	0.41%
Money market savings	395,907	355	0.36%	370,020	359	0.39%	335,915	364	0.43%
Time deposits	231,992	351	0.61%	198,415	434	0.88%	282,828	610	0.87%
Total interest-bearing deposits	705,076	739	0.42%	643,619	839	0.52%	692,893	1,021	0.59%
Borrowings	27,437	71	1.04%	11,150	137	4.95%	15,866	163	4.12%
Total interest-bearing liabilities	732,513	$810	0.44%	654,769	$976	0.60%	708,759	$1,184	0.67%
Non-interest-bearing liabilities
Demand deposits	264,068			223,598			205,779
Other non-interest-bearing liabilities	18,344			13,544			26,169
Total liabilities	1,014,925			891,911			940,707
Stockholders’ equity	111,824			101,092			91,638
Total liabilities and stockholders’ equity	$1,126,749			$993,003			$1,032,345
Net interest income (2)		$11,345			$9,676			$9,888
Interest rate spread (2)(3)			4.15%			4.01%			3.93%
Net interest margin (2)(4)			4.28%			4.18%			4.11%

(1)	Yields are annualized and based on average daily balances.

(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 35%, with a $49,352 adjustment for 2015 and a $36,968 adjustment for 2014 and a $37,153 adjustment for 2013.

(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.

(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

For the Six Months Ended June 30,
	2015			2014			2013
	Average Balance	Income/ Expense	Yield Rate (1)	Average Balance	Income/ Expense	Yield Rate (1)	Average Balance	Income/ Expense	Yield Rate (1)
ASSETS
Securities, at amortized cost (2)	$20,080	$178	1.79%	$25,807	$178	1.39%	$16,188	$125	1.56%
Loans, held for investment	769,196	19,873	5.21%	698,748	18,568	5.36%	669,591	18,015	5.43%
Mortgage loans, held for sale	158,407	3,053	3.89%	93,978	2,047	4.39%	258,142	4,507	3.52%
Federal funds sold	14,820	15	0.20%	56,344	65	0.23%	26,833	30	0.23%
Dividend-earning restricted equity securities	3,707	81	4.41%	3,390	52	3.12%	6,147	144	4.71%
Deposits in other banks	59,615	219	0.74%	33,555	91	0.55%	15,032	18	0.24%
Bank owned life insurance (2)	10,075	231	4.62%	7,462	180	4.85%	7,232	181	5.03%
Total earning assets	1,035,900	23,650	4.60%	919,284	21,181	4.65%	999,165	23,020	4.65%
Less: Allowance for loan losses	(8,811)			(9,116)			(10,923)
Nonperforming loans	5,996			7,231			3,238
Other non-earning assets	65,735			64,572			76,025
Total assets	$1,098,820			$981,971			$1,067,505
LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Demand	$56,259	$36	0.13%	$50,134	$40	0.16%	$51,242	$51	0.20%
Savings	19,689	27	0.28%	23,471	47	0.40%	22,523	47	0.42%
Money market savings	380,277	630	0.33%	370,700	708	0.39%	336,538	746	0.45%
Time deposits	236,354	714	0.61%	199,373	879	0.89%	274,174	1,207	0.89%
Total interest-bearing deposits	692,579	1,407	0.41%	643,678	1,674	0.52%	684,477	2,051	0.60%
Borrowings	24,261	140	1.16%	11,162	274	4.96%	69,531	571	1.66%
Total interest-bearing liabilities	716,840	$1,547	0.44%	654,840	$1,948	0.60%	754,008	$2,622	0.70%
Non-interest-bearing liabilities
Demand deposits	255,110			214,465			196,759
Other non-interest-bearing liabilities	16,867			12,926			26,695
Total liabilities	988,817			882,231			977,462
Stockholders’ equity	110,003			99,740			90,043
Total liabilities and stockholders’ equity	$1,098,820			$981,971			$1,067,505
Net interest income (2)		$22,103			$19,233			$20,398
Interest rate spread (2)(3)			4.16%			4.05%			3.95%
Net interest margin (2)(4)			4.30%			4.22%			4.12%

(1)	Yields are annualized and based on average daily balances.

(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 35%, with a $91,179 adjustment for 2015 and a $73,323 adjustment for 2014 and a $73,683 adjustment for 2013.

(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.

(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

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
RECONCILIATION OF NET INTEREST INCOME
TO TAX EQUIVALENT INTEREST INCOME

Non-GAAP	For the Three Months Ended June 30,
	2015	2014	2013
Interest income:
Total interest income	$12,023,816	$10,556,992	$10,975,487
Bank owned life insurance	81,919	58,905	59,230
Tax equivalent adjustment (35% tax rate)
Bank owned life insurance	44,111	31,718	31,893
Municipal securities	5,241	5,250	5,260
Adjusted income on earning assets	12,155,087	10,652,865	11,071,870
Interest expense:
Total interest expense	810,101	976,886	1,183,923
Net interest income—adjusted	$11,344,986	$9,675,979	$9,887,947

Non-GAAP	For the Six Months Ended June 30,
	2015	2014	2013
Interest income:
Total interest income	$23,409,386	$20,991,075	$22,829,357
Bank owned life insurance	149,874	116,678	117,312
Tax equivalent adjustment (35% tax rate)
Bank owned life insurance	80,701	62,827	63,168
Municipal securities	10,478	10,496	10,515
Adjusted income on earning assets	23,650,439	21,181,076	23,020,352
Interest expense:
Total interest expense	1,547,182	1,947,998	2,621,605
Net interest income—adjusted	$22,103,257	$19,233,078	$20,398,747

Adjusted net interest income increased $1.7 million in the second quarter of 2015 compared to 2014 and $2.9 million in the first half of 2015 compared to 2014. Interest income increased $1.5 million quarter over quarter and $2.5 million year over year, while interest expense declined $166 thousand in the quarter and $401 thousand year to date.
Changes in Net Interest Income (Rate/Volume Analysis)
Net interest income is the product of the volume of average earning assets and the average rates earned, less the volume of average interest-bearing liabilities and the average rates paid. The portion of change relating to both rate and volume is allocated to each of the rate and volume changes based on the relative change in each category.
The primary contributor to the increase interest income was growth in volume for both our mortgage loans held for sale and loans held for investment. Quarter over quarter, an additional $1.5 million in interest income and year to date an additional $2.4 million in interest income was volume driven .
Interest expense declined $166 thousand in the second quarter and $401 thousand in the first six months of 2015 due to lower rates net of increased volume. Lower rates in all deposit categories reduced interest expense $188 thousand in the quarter and $427 thousand in the first six months of 2015 compare to 2014. Growth in money markets and time deposits partially offset this decline for a net reduction in interest expense on deposits of $100 thousand in the quarter and $267 thousand, year to date. Lower rates on borrowings resulted in a $164 thousand decline in interest expense that was partially offset by volume growth for a net decline in interest expense of $66 thousand in the quarter. Year to date, lower rates on borrowings resulted in a $307 thousand decline in interest expense that was partially offset due to volume increases for a net decline in interest expense of $134 thousand.
In the second quarter and first half of 2014 compared to 2013 net interest income declined $212 thousand and $1.2 million, respectively. Volume declines in our mortgage loans held for sale was the driver in this reduction. These declines outpaced the growth in loans held for investment and savings achieved on our interest bearing liabilities through both rate and volume.
The following table analyzes the changes in both rate and volume components of net interest income on a tax equivalent basis.
RATE / VOLUME ANALYSIS
(in thousands)

	For the Three Months Ended June 30,
	2015 vs. 2014			2014 vs. 2013
	Interest Increase (Decrease)	Change Attributable to		Interest Increase (Decrease)	Change Attributable to
		Rate	Volume		Rate	Volume
Interest income
Securities	$(13)	$8	$(21)	$34	$4	$30
Loans held for investment	944	(15)	959	49	(240)	289
Mortgage loans held for sale	472	(157)	629	(499)	354	(853)
Federal funds sold	(17)	(2)	(15)	(1)	1	(2)
Dividend-earning restricted equity securities	20	15	5	(47)	(37)	(10)
Deposits in other banks	62	16	46	45	21	24
Bank owned life insurance	35	1	34	—	(3)	3
Total interest income	$1,503	$(134)	$1,637	$(419)	$100	$(519)

Interest expense
Deposits:
Demand	$(2)	(5)	3	$(3)	(3)	—
Savings	(11)	(7)	(4)	2	—	2
Money market	(4)	(28)	24	(5)	(40)	35
Time	(83)	(148)	65	(176)	9	(185)
Total deposits	(100)	(188)	88	(182)	(34)	(148)
Borrowings	(66)	(164)	98	(25)	29	(54)
Total interest expense	(166)	(352)	186	(207)	(5)	(202)
Net interest income	$1,669	$218	$1,451	$(212)	$105	$(317)

	For the Six Months Ended June 30,
	2015 vs. 2014			2014 vs. 2013
	Interest Increase (Decrease)	Change Attributable to		Interest Increase (Decrease)	Change Attributable to
		Rate	Volume		Rate	Volume
Interest income
Securities	$—	$44	$(44)	$53	$(15)	$68
Loans held for investment	1,305	(526)	1,831	553	(224)	777
Mortgage loans held for sale	1,006	(259)	1,265	(2,460)	917	(3,377)
Federal funds sold	(50)	(7)	(43)	35	1	34
Dividend-earning restricted equity securities	29	24	5	(92)	(40)	(52)
Deposits in other banks	128	40	88	73	37	36
Bank owned life insurance	51	(9)	60	(1)	(7)	6
Total interest income	$2,469	$(693)	$3,162	$(1,839)	$669	$(2,508)

Interest expense
Deposits:
Demand	$(4)	(9)	5	$(11)	(10)	(1)
Savings	(78)	(96)	18	(38)	(109)	71
Money market	(20)	(13)	(7)	—	(4)	4
Time	(165)	(309)	144	(328)	44	(372)
Total deposits	(267)	(427)	160	(377)	(79)	(298)
Borrowings	(134)	(307)	173	(297)	(153)	(144)
Total interest expense	(401)	(734)	333	(674)	(232)	(442)
Net interest income	$2,870	$41	$2,829	$(1,165)	$901	$(2,066)

Non-Interest Income
Non-interest income was $23.6 million in the second quarter and $45.9 million in the first half of 2015 compared to 2014. This represents an increase of $5.1 million, or 27.7% in the quarter and $14.1 million, or 44.3%, year over year. Mortgage banking income, which is our largest source of non-interest income, was the primary source of the changes. Non-interest income is broken out into more detail in the following table.
NON-INTEREST INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Mortgage banking income	$22,240,973	$17,369,228	$43,304,652	$29,571,390
Service charges and fees	558,790	538,579	1,075,344	1,008,791
Title company income	241,919	167,454	474,690	272,488
Bank owned life insurance income	81,919	58,905	149,874	116,678
Investment and insurance commissions	400,542	335,887	744,668	781,359
Gain on sale of assets	44,848	—	79,859	—
Other	57,273	28,820	63,340	56,818
	$23,626,264	$18,498,873	$45,892,427	$31,807,524
Mortgage banking income represents fees from originating and selling residential mortgage loans as well as commercial mortgages through Monarch Mortgage and our wholly owned commercial mortgage banking subsidiary, Monarch Capital, LLC. Mortgage banking income grew in the second quarter and first half of 2015 compared to 2014 due to higher loan volume. The following table summarizes mortgage loan production for the first six months of 2015 compared to 2014.

Mortgage Banking Income
	2015			2014
	Number	Dollar Volume (000s)	Purchase	Number	Dollar Volume (000s)	Purchase
First Quarter	1,840	$487,423	53.0%	1,103	$271,233	80.8%
Second Quarter	2,355	605,400	66.0%	1,677	446,863	85.0%
Third Quarter	—	—	—%	1,715	440,784	83.7%
Fourth Quarter	—	$—	—%	1,698	$445,846	69.1%
Year to Date	4,195	$1,092,823	53.0%	6,193	$1,604,726	79.5%
Investment and insurance income increased $64 thousand in the second quarter but declined $37 thousand in the first six months due to production fluctuations. Income from Monarch Bank Private Wealth ("MBPW") is derived from a combination of new business and fees on existing business. Differing production levels can impact the income produced in between periods. MBPW offers products and services and asset management through affiliation with Raymond James Financial Services, Inc.
Service charges and fees on deposit accounts increased $20 thousand in the second quarter and $67 thousand in the first half of 2015 compared to 2014. The primary components of service charges and fees are non-sufficient fund and overdraft fees and ATM transaction fees and merchant service fees. Income growth is attributable to increases in our demand deposit products, year over year and increased merchant service income. We offer a credit card product through a third party vendor which has added to fee income. Monarch has an agreement with a third-party vendor to brand ATMs in Food Lion grocery stores in southeast Virginia and northeast North Carolina. In return for supplying the cash for the machines and paying the machines’ cash servicing fees, we receive a portion of the transaction surcharge, and our customers can withdraw cash from the machines without a fee or transaction surcharge. We have 12 ATMs located at our banking center sites. Combined with our third-party vendor relationship, our network includes 50 active branded ATMs.
Through Monarch Investment, LLC, we own a 75% interest in a title company, Real Estate Security Agency, LLC (RESA), which is being treated as a consolidated entity for accounting purposes. RESA income increased $74 thousand in the second quarter and $202 thousand in the first six months of 2015 compared to 2014 driven by higher home buying activities in 2015.
Income from bank owned life insurance ("BOLI") increased $23 thousand in the quarter and $33 thousand in the first half of 2015 compared to 2014 due to the purchase of additional insurance discussed previously. Gains on the sale of assets in the quarter of $45 thousand and $80 thousand, year to date, were due to the sale of bank autos.

Non-interest Expense
The following table summarizes our non-interest expense for the periods indicated:

NON-INTEREST EXPENSE

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Salaries and employee benefits	$10,097,518	$8,492,446	$19,691,794	$16,764,007
Commissions and incentives	10,805,166	6,770,022	20,250,304	10,780,986
Loan expense	1,930,961	2,060,570	4,389,624	3,423,711
Occupancy expenses, net of rental income	1,488,406	1,531,668	2,935,239	3,035,515
Furniture and equipment expense	901,478	863,420	1,743,153	1,636,276
Marketing expense	902,932	797,908	1,649,159	1,319,749
Data processing services	599,568	476,806	1,229,318	956,084
Professional fees	545,518	333,735	804,119	583,574
Telephone	353,163	293,451	678,909	604,588
FDIC Insurance	151,562	147,082	286,303	279,348
Stationery and supplies	112,955	131,485	227,941	237,603
Virginia Franchise Tax	224,481	207,869	432,351	409,820
Postage and shipping	94,331	106,283	195,064	241,413
Travel expense	213,714	124,205	342,707	210,656
ATM expense	93,592	88,959	183,992	166,705
Amortization of intangibles	—	44,643	—	89,286
Insurance expense	117,620	55,146	228,359	111,240
Title expense	39,880	23,093	78,375	37,552
Other real estate expense	39,924	2,597	56,326	9,736
Rental income, other real estate	—	—	(1,955)	—
(Gain) loss on sale of other real estate, net	12,156	33,263	51,035	33,263
Other	428,588	422,333	879,228	822,505
	$29,153,513	$23,006,984	$56,331,345	$41,753,617
Total non-interest expenses increased $6.1 million to $29.1 million in the quarter and $14.6 million to $56.3 million in the first half of 2015 compared to 2014. Net overhead expense, which is the difference between non-interest income and non-interest expense, declined $1.0 million in the quarter and $493 thousand in the first half of 2015 compared to 2014.
Employee compensation; in the form of salaries, benefits, commissions and incentives, represent approximately 72% of non-interest expense in the second quarter of 2015 compared to 66% in 2014. In the first six months of 2015 these expenses represent 71% of non-interest expense compared to 66% in 2014. The number of full time equivalent employees at June 30, 2015 totaled 645 compared to 659 one year prior. Salaries and benefits increased $1.6 million or 19%, quarter over quarter and $2.9 million or 18% in the first six months compared to prior year, driven by annual salary increases, higher employment taxes and health insurance costs. Additionally, a change in the compensation mix of several highly compensated employees resulted in higher salary expense. Commissions and incentives have increased $4.0 million in the quarter and $9.5 million in the first six month of 2015 driven by higher mortgage loans held for sale production. A significant number of our mortgage division employees are commission based.
We are committed to providing our clients with optimal service through our employees, facilities and technology. To that end we evaluate our branch locations, aesthetics, potential areas for expansion and operations continuously. Costs associated with occupancy expense, furniture and equipment fluctuate due to this commitment. Late in the second quarter of 2015, we expanded our downtown Norfolk office to incorporate a MBPW office. Additionally, in the first quarter of 2015 we relocated our Towne Center office to better serve our client base. Technology is an ever changing landscape that requires a significant investment to protect our clients' information and provide them with cutting edge banking options. We continuously evaluate and upgrade technology security. Branding and giving back to the community through participation in community projects is important to us as is reflected by our marketing expense. The need for specialized expertise in legal and accounting due to changes in the compliance, regulatory and tax environment has resulted in higher professional fees. Loan expense is driven by the mortgage volume noted previously.

We do not have any properties in other real estate at June 30, 2015. One property was in other real estate at the end of the first quarter and a second property was moved into other real estate during the second quarter. Both properties were sold in the second quarter. One property sold at a loss of $18,291 and the other sold at a gain of $6,135. Year to date, three properties have been sold for a net loss of $51,035. One property was sold in the second quarter and first six months of 2014 at a loss of $33,263. There were no valuation adjustments recorded in either year to date. Rental income on other real estate was $0 in the second quarter $2 thousand in the first half of 2015 and $0 for the same periods in 2014. Expenses related to the maintenance and sale of other real estate were $40 thousand in the second quarter and $56 thousand in the first half of 2015 compared to $3 thousand and $10 thousand in the second quarter and first half of 2014.
The following summary identifies non-interest expenses with the most significant quarter-over-quarter change.

	Change - Increase (Decrease) For the Three Months Ended June 30, 2015		Change - Increase (Decrease) For the Six Months Ended June 30, 2015
	Dollars	Percentage	Dollars	Percentage
Commissions and incentives	$4,035,144	59.6%	$9,469,318	87.8%
Salaries and employee benefits	1,605,072	18.9%	2,927,787	17.5%
Professional fees	211,783	63.5%	220,545	37.8%
Data processing	122,762	25.7%	273,234	28.6%
Marketing expense	105,024	13.2%	329,410	25.0%
Income Taxes
Our federal income tax provision was $1.8 million in the second quarter of 2015 compared to $1.7 million in the second quarter of 2014. Year to date, our federal income tax provisions was $3.7 million compared to $3.0 million in 2014. State income tax provision for the states of Maryland, North Carolina and South Carolina totaled $112 thousand and $82 thousand in the second quarter of 2015 and 2014, respectively. In the first six months of 2015 state taxes were $218 thousand compared to $200 thousand in 2014.
BOLI income and certain municipal securities are not subject to federal income tax. We had tax exempt income of $92 thousand in the second quarter and $169 thousand in the first half of 2015 compared to $69 thousand and $136 thousand in the second quarter and first half of 2014.
Certain expenses related to marketing are non-deductible for tax purposes. These non-deductible expenses totaled $152 thousand and $273 thousand in the second quarter and first half of 2015. They totaled $151 thousand and $227 thousand in the second quarter and first six months of 2014.
The table below presents a summary of income taxes and the effective tax rate for quarters ended June 30, 2015 and 2014.

Income Tax Summary
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Income tax provision	$1,961,763	$1,767,500	$3,955,103	$3,238,740
Less: state tax provision	112,238	82,007	218,078	199,847
Federal tax provision	$1,849,525	$1,685,493	$3,737,025	$3,038,893

Net income before tax	$5,436,466	$5,071,995	$10,923,286	$9,096,984

Effective federal tax rate	34.0%	33.2%	34.2%	33.4%

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
GENERAL
Total assets were $1.171 billion at June 30, 2015, a $103.9 million or 9.7% increase compared to assets of $1.067 billion at December 31, 2014. Total cash and cash equivalents increased $36.5 million or 55.8%. Mortgage loans held for sale increased

$46.3 million or 31.3% and loans held for investment increased $20.4 million or 2.6%. Restricted equity securities increased $1.1 million or 29.6% and investment securities declined $6.4 million or 26.9%.
Cash and cash equivalents, which fluctuate daily based on our liquidity levels and mortgage settlement activity, increased $36.5 million. This increase is due to a $34.4 million increase in interest bearing bank balances and a $1.2 million increase in federal funds sold.
Our mortgage loans held for sale portfolio represents mortgage loans that have been closed and are awaiting investor funding. A majority of our mortgage loans are pre-sold. These loans typically remain on our books for thirty to forty-five days. Outstanding balances, which are dependent on the current mortgage market, the timing of closings, and investor turn around, may fluctuate significantly between periods. With higher levels of production the outstanding balances during the first half of 2015 increased $46.3 million. Our loans held for investment portfolio which is comprised primarily of commercial loans and real estate loans increased $20.4 million in the first half of 2015. The majority of this growth was in commercial loans and residential (1-4 family) real estate.
During the first six months of 2015, we purchased an additional $658 thousand in bank owned life insurance (BOLI). Income from BOLI is not subject to federal income tax. Restricted equity securities include stock in the Federal Reserve, Federal Home Loan Bank and other bankers' banks. The level of stock we retain is subject to evaluation by the various entities and may result in a periodic increase or decrease in share level. Our stock in the Federal Home Loan Bank increased due to borrowing levels. Investment securities declined $6.4 million due to maturities and calls, net of purchases.
Total liabilities were $1.06 billion at June 30, 2015, an increase of $98.0 million or 10.2% from December 31, 2014 liabilities of $959.2 million. Total deposits, which are our primary liability source, increased $59.6 million to $979.0 million at June 30, 2015 compared to $919.4 million at year-end 2014. Total borrowings increased $35.0 million at June 30, 2015 compared to December 31, 2014.
Non-interest bearing demand deposits increased $58.1 million or 24.7% in the first half of 2015. Money market accounts increased $10.5 million and time deposits increased $3.6 million. Interest bearing demand deposits declined $12.1 million and savings deposits declined $572 thousand.
Our non-interest bearing deposits represent 30.0% and 25.6% of our total deposits at June 30, 2015 and December 31, 2014, respectively. Commercial and small business checking accounts comprise the largest percentage of non-interest bearing demand deposits. At June 30, 2015, commercial checking accounts increased $36.5 million over December 31, 2014 and at $179.4 million were 61% of non-interest bearing demand. Small business checking accounts increased $2.8 million to $65.4 million, 22% of non-interest bearing demand. We are primarily a business bank and, as such, have focused our efforts on obtaining company operating accounts, which are demand deposit accounts. Attorney escrow accounts at $24.0 million represented 8% of non-interest bearing deposits at June 30, 2015 and increased $9.5 million compared to December 31, 2014. Escrow accounts ordinarily house real estate funds, which makes them sensitive to the growth within the real estate market. Our focus on the business sector, coupled with the growth in business operating accounts, has resulted in continued growth in demand deposits.
Interest bearing demand deposits declined $12.1 million from December 31, 2014, primarily in commercial checking. Interest bearing demand deposits represent 8.0% of interest bearing deposits. Money market and time deposits ("CDs") represent roughly 89.2% and savings deposits represent roughly 2.8%, of interest bearing deposits. Money market deposits, which were $379.7 million at June 30, 2015, increased $10.5 million since December 31, 2014. Brokered money market deposit accounts are included in our money market totals at both June 30, 2015 and December 31, 2014 and declined $9.6 million since year end. Excluding these accounts, non-brokered money market balances increased $20.1 million since year end 2014. This increase is related to a short term deposit made by a single client near the end of the first quarter. A portion of these funds have been disbursed over the the second quarter and will continue to be disbursed over the next quarter, having a negative impact on deposit growth. Excluding this deposit, money market account balances declined $17 million in the quarter. We have been managing money market account growth through pricing of our multi-tiered money market product, while keeping rates attractive and highly competitive in the market. Given the runoff, we recently began increasing the rates on our money market accounts in an attempt to remain competitive with other banks in the area and retain deposits. Money market accounts are the most suitable product for individuals who typically invest in non-bank products because rates are higher than demand and savings accounts but they have withdrawal features more flexible than CDs. Therefore, our money market balances have the potential to be adversely impacted in the future when the economy is more stable and investors return to higher, but riskier, rate alternatives.
Outstanding CDs increased $3.6 million to $231.9 million at June 30, 2015 compared to December 31, 2014. Included in CDs are brokered CDs which are used along with our brokered money market accounts and Federal Home Loan Bank ("FHLB") borrowings to fund our loans held for sale portfolio. The majority of these brokered CDs are Certificate of Deposit Account Registry Service® (“CDARS”), which are typically short term, with maturities of between 4 and 13 weeks. However, we also house certain municipal deposits in CDARS because of the additional deposit insurance protection offered by the product. Brokered deposits increased $17.9 million at June 30, 2015 compared to December 31, 2014. Our remaining CD portfolio has continued to decline, by design. CD shoppers typically expect higher interest rates. We have focused on relationship pricing for CDs, with non- clients receiving lower rates for CDs than existing clients, thereby encouraging relationships which are beneficial to both the Bank and our clients.
Borrowings at the FHLB increased $35 million at June 30, 2014 compared to December 31, 2014. We utilize this borrowing source to fund our loans held for sale portfolio along with CDARs. At quarter end, we shifted a portion of our loans held for sale funding to FHLB in order to extend the funding period while obtaining lower than deposit market rates, as a way to manage our net interest margin.
Excluding brokered deposits, our loans held for investment to deposit ratio was 93.5% and 95.0% for June 30, 2015 and December 31, 2014, respectively.
Stockholders’ equity was $113.5 million at June 30, 2015, compared to $107.5 million at December 31, 2014. Components of the increase in stockholders’ equity include net income of $7.0 million, increase in unrealized losses in other comprehensive income of $37 thousand, exercised stock options of $485 thousand, stock based compensation expense totaling $344 thousand, common stock dividend payments of $1.8 million, and distributions to non-controlling interests of $84 thousand.

Loans Held for Investment
Our lending activities are our principal source of income. Loans held for investment, net of unearned income, increased $20.6 million or 2.7% in the first half of 2015. Our allowance for loan losses declined $272 thousand after a provision of $500 thousand and net charge offs of $772 thousand.
The following table provides a breakdown, by segment of our loans held for investment at June 30, 2015 and December 31, 2014.
LOANS HELD FOR INVESTMENT

	June 30, 2015	December 31, 2014
Commercial	$141,487,772	$138,430,999
Real estate
Construction	175,253,142	172,502,330
Residential (1-4 family)	115,106,251	109,404,283
Home equity lines	63,241,585	67,487,000
Multifamily	17,011,090	21,809,189
Commercial	273,184,540	256,966,820
Real estate subtotal	643,796,608	628,169,622
Consumers
Consumer and installment loans	7,807,746	5,968,990
Overdraft protection loans	77,049	96,736
Loans to individuals subtotal	7,884,795	6,065,726
Total gross loans	793,169,175	772,666,347
Unamortized loan fees, net of deferred costs	(207,533)	(76,812)
Loans held for investment, net of unearned income	792,961,642	772,589,535
Allowance for loan losses	(8,676,361)	(8,948,837)
Total net loans	$784,285,281	$763,640,698
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
To determine the total allowance for loan losses, we estimate the reserves needed by analyzing loans on both, a pooled basis and individually. Our allowance for loan losses consists of amounts applicable to the following three loan types: commercial, real estate, and consumer. In addition, loans within these types are evaluated as a group or on an individual or relationship basis and assigned a risk grade based on the underlying characteristics. Loans are pooled by loan segment with loan type and losses modeled utilizing historical experience by segment, other known and inherent risks, and quantitative techniques which management has determined fit the characteristics of the loan type or segment within that type. We utilize a moving average historical loss "look back" period of twenty quarters.

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
5 Acceptable with care
The following is a breakdown between pass and watch list loans at June 30, 2015 and December 31, 2014. There were no loans risk graded Doubtful (8) or Loss (9) included in our portfolio at June 30, 2015 or December 31, 2014.

PASS AND WATCH LIST LOANS

	June 30, 2015
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$139,826,706	$1,030,495	$630,571	141,487,772	3.35
Real estate
Construction	173,982,189	696,510	574,443	175,253,142	3.22
Residential (1-4 family)	110,045,957	1,076,204	3,984,090	115,106,251	3.82
Home equity lines	61,888,353	—	1,353,232	63,241,585	4.14
Multifamily	17,011,090	—	—	17,011,090	3.59
Commercial	271,946,819	843,806	393,915	273,184,540	3.49
Real estate subtotal	634,874,408	2,616,520	6,305,680	643,796,608	3.56
Consumers
Consumer and installment loans	7,737,896	—	69,850	7,807,746	4.03
Overdraft protection loans	74,283	—	2,766	77,049	4.58
Loans to individuals subtotal	7,812,179	—	72,616	7,884,795	4.03
Total gross loans	$782,513,293	$3,647,015	$7,008,867	793,169,175	3.51

	December 31, 2014
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$135,292,747	$1,588,289	$1,549,963	$138,430,999	3.31
Real estate
Construction	171,136,553	93,397	1,272,380	172,502,330	3.26
Residential (1-4 family)	101,860,683	177,735	7,365,865	109,404,283	3.93
Home equity lines	66,282,828	102,575	1,101,597	67,487,000	4.12
Multifamily	19,616,130	2,193,059	—	21,809,189	3.53
Commercial	253,525,106	2,029,203	1,412,511	256,966,820	3.54
Real estate subtotal	612,421,300	4,595,969	11,152,353	628,169,622	3.59
Consumers
Consumer and installment loans	5,893,286	—	75,704	5,968,990	4.04
Overdraft protection loans	96,736	—	—	96,736	4.64
Loans to individuals subtotal	5,990,022	—	75,704	6,065,726	4.05
Total gross loans	$753,704,069	$6,184,258	$12,778,020	$772,666,347	3.55
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
We evaluate additional risk inherent in our satisfactory risk grade groups through a methodology that looks at these loans on a pool basis by loan segment which is further delineated by purpose. Each segment is assigned an expected loss factor based on a moving average “look-back” at our historical losses for that particular segment. In 2014, we reexamined our loss history and determined a five year "look back" or twenty quarter history would be a more prudent approach to modeling historical losses than our previous four year "look back". Therefore, at September 30, 2014 we began extending our "look-back" period. At June 30, 2015 our model includes a twenty quarter or five year "look back". This methodology provides a supportable means of evaluating the potential risk in our portfolio because the delineation by purpose establishes a stronger focus on areas of weakness and strength within the portfolio.
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
We recorded a $250 thousand provision for loan losses in the second quarter of 2015 and a $500 thousand provision in the first half of 2015. There were no provisions for loan losses in 2014. Based on the current economic environment and the composition of our loan portfolio, the level of our charged-off loans combined with our loss experience, we consider our loan loss allowance sufficient to meet the losses inherent in our portfolio.
Loans charged off during second quarter of 2015 totaled $286,927 compared to $184,601 for the same period in 2014. Recoveries totaled $69,735 in the second quarter of 2015 compared to $41,378 for the same period in 2014. Year to date, loans charged off totaled $885,381 in 2015 compared to $197,155 in 2014 and recoveries totaled $112,905 in 2015 compared to $205,663 in 2014. The ratio of net charge-offs to average outstanding loans for the second quarter of 2015 was 0.03% compared to 0.02% in 2014. Year to date, the ratio of net charge-offs to average outstanding loans in 2015 was 0.10% compared to 0.0%. A total of $858,015 in specific reserves for loans charged off in the first half of 2015 were included in our December 31, 2014 loan loss allowance. Specific reserves totaling $63,366 were included in our December 31, 2013 loan loss allowance for loans charged off in the first six months of 2014.
In the second quarter of 2015, approximately $285 thousand in loans charged off were related to business failure and $2 thousand were related to residential properties. In the second quarter of 2014, approximately $122 thousand in loans charged off were related to business failure and $63 thousand were related to residential properties. In the first half of 2015, approximately $850 thousand in loans charged off were related to business failure and $35 thousand were related to residential properties. In the first half of 2014, approximately $134 thousand in loans charged off were related to business failure and $63 thousand were related to residential properties.
The allowance for loan losses totaled $8,676,361 at June 30, 2015, a decrease of $272,476 from December 31, 2014. The ratio of the allowance to loans held for investment, less unearned income, was 1.09% at June 30, 2015, and 1.16% at December 31, 2014. We believe the allowance for loan losses is adequate to absorb any inherent losses on existing loans in our loan portfolio at June 30, 2015. The allowance to loans ratio is supported by the level of non-performing loans, the seasoning of the loan portfolio, and the experience of the lending staff in the market.

 LOAN LOSS ALLOWANCE AND LOSS EXPERIENCE

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$8,643,553	$9,213,100	$8,948,837	$9,061,369
Loans charged-off
Commercial	(173,059)	(14,789)	(207,059)	(14,789)
Real estate
Construction	—	(106,812)	(17,500)	(106,812)
Residential (1-4 family)	(111,999)	(63,000)	(658,953)	(75,554)
Home equity lines	—	—	—	—
Multifamily	—	—	—	—
Commercial	—	—	—	—
Consumers			—
Consumer and installment loans	(1,869)	—	(1,869)	—
Overdraft protection loans	—	—	—	—
Loans charged-off total	(286,927)	(184,601)	(885,381)	(197,155)
Recoveries
Commercial	1,300	3,300	3,600	91,600
Real estate
Construction	22,900	7,341	36,561	15,931
Residential (1-4 family)	15,940	12,254	19,719	20,639
Home equity lines	29,595	18,483	53,025	77,493
Multifamily	—	—	—	—
Commercial	—	—	—	—
Consumers
Consumer and installment loans	—	—	—	—
Overdraft protection loans	—	—	—	—
Loan recoveries total	69,735	41,378	112,905	205,663
Net Charge Offs	(217,192)	(143,223)	(772,476)	8,508
Provisions charged to operations	250,000	—	500,000	—
Balance, end of period	$8,676,361	$9,069,877	$8,676,361	$9,069,877

A summary of our allowance as of June 30, 2015 and December 31, 2014 by segment is as follows:

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	June 30, 2015
	Amount	Percentage of loans in each category to total loans
Commercial	$1,662,367	17.8%
Real estate
Construction	1,655,742	22.1%
Residential (1-4 family)	1,838,416	14.5%
Home equity lines	1,667,797	8.0%
Multifamily	66,343	2.1%
Commercial	1,625,585	34.5%
Consumers
Consumer and installment loans	106,115	1.0%
Overdraft protection loans	283	—%
Unallocated	53,713
	$8,676,361	100.0%
Total loans held for investment outstanding *	$792,961,642
Ratio of allowance for loan losses to total loans held for investment	1.09%

	December 31, 2014
	Amount	Percentage of loans in each category to total loans
Commercial	$1,157,867	17.9%
Real estate
Construction	1,678,022	22.3%
Residential (1-4 family)	2,456,418	14.2%
Home equity lines	1,911,634	8.7%
Multifamily	85,056	2.8%
Commercial	1,458,664	33.3%
Consumers
Consumer and installment loans	104,661	0.8%
Overdraft protection loans	260	—%
Unallocated	96,255
	$8,948,837	100.0%
Total loans held for investment outstanding *	$772,589,535
Ratio of allowance for loan losses to total loans held for investment	1.16%

*	Total loans held for investment outstanding includes unamortized loan costs, net of deferred fees of $207,533 at June 30, 2015 and $76,812 at December 31, 2014.

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
Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings. Based on this definition total non-performing loans as a percentage of total loans were 0.57% and 0.73% at June 30, 2015 and December 31, 2014. However, all but two of our troubled debt restructure loans were performing at June 30, 2015 and all but one of our troubled debt restructure loans was performing at December 31, 2014. Excluding performing troubled debt restructure this percentage declines to 0.29% and 0.37% at June 30, 2015 and December 31, 2014, respectively. Non-performing assets at June 30, 2015 and December 31, 2014 are presented below.

NON-PERFORMING ASSETS

	Non-Performing Loans
	Over 90 Days and Accruing	Nonaccrual Loans	Non-accruing Restructured Loans	Accruing Restructured Loans	Total Non-Performing Loans	Other Real Estate Owned	Total Non-Performing Assets

June 30, 2015
Commercial	$—	$628,580	$—	$—	$628,580	$—	$628,580
Real estate
Construction	—	109,063	—	—	109,063	—	109,063
Residential (1-4 family)	—	690,737	362,735	829,303	1,882,775	—	1,882,775
Home equity lines	—	244,190	—	—	244,190	—	244,190
Multifamily	—	—	—	—	—	—	—
Commercial	—	230,994	—	1,329,584	1,560,578	—	1,560,578
Consumers
Consumer and installment loans	—	—	—	69,850	69,850	—	69,850
Overdraft protection loans	—	—	—	—	—	—	—
Total	$—	$1,903,564	$362,735	$2,228,737	$4,495,036	$—	$4,495,036

December 31, 2014
Commercial	$—	$582,059	$—	$—	$582,059	$—	$582,059
Real estate
Construction	—	212,552	—	—	212,552	144,000	356,552
Residential (1-4 family)	174,976	1,244,531	183,400	1,336,990	2,939,897	—	2,939,897
Home equity lines	—	249,915	—	—	249,915	—	249,915
Multifamily	—	—	—	—	—	—	—
Commercial	—	230,994	—	1,332,589	1,563,583	—	1,563,583
Consumers
Consumer and installment loans	—	1,121	—	74,582	75,703	—	75,703
Overdraft protection loans	—	—	—	—	—	—	—
Total	$174,976	$2,521,172	$183,400	$2,744,161	$5,623,709	$144,000	$5,767,709

	June 30, 2015	December 31, 2014
Asset Quality Ratios:
Non-accruing nonperforming loans to period end loans	0.29%	0.37%
Non-accruing nonperforming assets to total assets	0.19%	0.28%
Nonperforming assets to period end assets	0.38%	0.54%
Allowance for loan losses to non-accruing nonperforming loans	382.84%	310.77%
Nonperforming loans to period end loans	0.57%	0.73%
Restructured loans are loans for which it has been determined the borrower is in financial distress and a concession has been made to those terms that would not otherwise have been considered. Restructured loans are evaluated in accordance with applicable accounting guidance as impaired loans. In addition, if it is determined the borrower is unable to perform under the modified terms, further steps, such as a full charge-off or foreclosure may be taken. We did not have any commitments to lend additional funds on restructured loans at June 30, 2015 or December 31, 2014.

TROUBLED DEBT RESTRUCTURING

	Residential 1-4 Family	Real Estate Construction	Consumer	Total

June 30, 2015
Balance beginning of the period	$1,520,390	$1,332,589	$74,582	$2,927,561
Investment in restructured loans
Additions (payments received) during the period	155,517	(3,005)	(4,732)	147,780
Charge-off during the period	(483,869)	—	—	(483,869)
Moved to other real estate	—	—	—	—
Valuation allowance for restructured loans included in charged-off loans	—	—	—	—
Additions during the period	—	—	—	—
Restructured loans included in impaired loans end of the period	$1,192,038	$1,329,584	$69,850	$2,591,472

December 31, 2014
Balance beginning of the period	$263,624	$4,568,883	$83,792	$4,916,299
Investment in restructured loans
Additions (payments received) during the period	1,256,766	(3,236,294)	(9,210)	(1,988,738)
Charge-off during the period	—	—	—	—
Moved to other real estate	—	—	—	—
Valuation allowance for restructured loans included in charged-off loans	—	—	—	—
Additions during the period	—	—	—	—
Restructured loans included in impaired loans end of the period	$1,520,390	$1,332,589	$74,582	$2,927,561

Recoveries of charged-off balance
June 30, 2015	$—	$—	$—	$—
December 31, 2014	$—	$—	$—	$—
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

OTHER REAL ESTATE

	June 30, 2015
	Balance	Number
January 1,	$144,000	1
Balance moved into other real estate	250,000	2
	394,000	3
Write down of property charged to operations	—
Payments received after foreclosure	—
Properties sold	(394,000)	(3)
Balance at June 30, 2015	$—	—
Gross gains of sale of other real estate	$—
Gross losses on sale of other real estate	(51,035)
Write down of property charged to operations	—
Rental income, other real estate	1,955
Other real estate expense	(56,326)
Foreclosed property (expense) income	$(105,406)

	December 31, 2014
	Balance	Number
January 1,	$301,963	1
Balance moved into other real estate	942,285	3
	1,244,248	4
Write down of property charged to operations	—
Payments received after foreclosure	—
Properties sold	(1,100,248)	(3)
Balance at December 31, 2014	$144,000	1
Gross gains of sale of other real estate	$—
Gross losses on sale of other real estate	(6,976)
Write down of property charged to operations	—
Rental income, other real estate	9,620
Other real estate expense	(80,580)
Foreclosed property (expense) income	$(77,936)

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
Cash, cash equivalents and federal funds sold totaled $101.9 million as of June 30, 2015 compared to $65.4 million as of December 31, 2014. At June 30, 2015, cash, interest bearing bank balances, securities classified as available for sale and federal funds sold were $119.3 million or 10.2% of total assets, compared to $89.1 million or 8.4% of total assets at December 31, 2014.
In the course of operations, due to fluctuations in loan and deposit levels, we occasionally find it necessary to purchase federal funds on a short-term basis. We maintain unsecured federal funds line arrangements with five other banks, which allow us to purchase funds totaling $68.0 million. These lines mature and re-price daily. At June 30, 2015 and December 31, 2014, we had $0 in federal funds purchased outstanding.

We have access to the Federal Reserve Bank of Richmond’s discount window should a liquidity crisis occur. We have not used this facility in the past and consider it a backup source of funds.
We are also members of the Promontory Network and have access to a program through their Certificate of Deposit Account Registry Service® (“CDARS”) to use their CDARS One Way BuySM to purchase cost-effective funding without collateralization (and in lieu of generating funds through “traditional” brokered CDs or the Federal Home Loan Bank). These funds are accessed through a weekly auction. The auction typically takes place on Wednesdays, with next day settlement. There are seven maturities available ranging from 4 weeks to 5 years. If we are allotted funds in the auction, we incur no transaction fees or commissions. Although the process to compete for these deposits is different from the process for traditional brokered CDs, they are still considered brokered for Call Report purposes. These funds, which are included in our Jumbo CDs, are subject to discretionary limitations on volume that we normally would impose on traditional brokered deposits. Based on our “well capitalized” status, we are able to draw up to 30% of assets or $351.2 million from this program at June 30, 2015. We had $79.8 million on our balance sheet from this program at June 30, 2015 and $64.5 million at December 31, 2014.
We have lines of credit with the Federal Home Loan Bank of Atlanta (“FHLB”) that can equal up to 30% of our assets. Our line of credit totaled approximately $105.8 million with $51.8 million available at June 30, 2015. This line is currently reduced by $8.0 million, which has been pledged as collateral for public deposits.
Borrowings outstanding under the combined FHLB lines of credit were $46.0 million at June 30, 2015 and $11.1 million at December 31, 2014. We had the following borrowing advances under our Primary line outstanding as of June 30, 2015 with the following final maturities:

Advance Amount	Expiration Date
$1,025,500	9/28/2015
$1,025,500
This advance is a principal reducing credit that matures on September 28, 2015. Terms include 39 quarterly principal payments of $25 thousand beginning December 2005, with a final payment of $1.0 million in September 2015. We utilized this advance to match-fund several long term fixed rate loans. The interest rate for this advance is fixed at 4.96%.

Advance Amount	Expiration Date
$15,000,000	8/31/2015
$10,000,000	12/3/2015
$ 5,000,000	8/3/2015
$15,000,000	7/8/2015
$45,000,000
These advances are short term fixed rate credit with interest rates ranging from 0.19% to 0.30%. We utilized these advances to fund our mortgage loans available for sale.
We have no material commitments or long-term debt for capital expenditures at the report date. The only long-term debt is for funding loans.
Off-Balance Sheet Arrangements
We enter into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions recognized as of June 30, 2015 and December 31, 2014 were a line of credit to secure public funds and commitments to extend credit and standby letters of credit issued to customers. The line of credit to secure public funds was from the Federal Home Loan Bank for $8 million at June 30, 2015 and December 31, 2014.

	Commitments
	June 30, 2015	December 31, 2014
Commitments to grant loans	$175,905,431	$205,003,879
Interest rate lock commitments	$146,708,377	$79,415,083
Unfunded commitments under lines of credit and similar arrangements	$144,955,082	$148,660,017
Standby letters of credit and guarantees written	$33,467,814	$29,328,041

The table above summarizes our off-balance sheet commitments at June 30, 2015 and December 31, 2014. Commitments to extend credit and unfunded commitments under existing lines of credit represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements. Standby letters of credit are conditional commitments we issue guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements.
We did not have any outstanding commitments to purchase securities at June 30, 2015 or December 31, 2014.
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
The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the Bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. At June 30, 2015, the amount available was approximately $21.6 million. We paid our first common stock cash dividend in 2010. We began paying common stock cash dividends on a quarterly basis in the first quarter of 2012. We paid semi-annual cash dividends on our common stock in 2011. Below is a table of our cash dividend history.
In June 2012, we received approval from the Securities and Exchange Commission to begin a Dividend Reinvestment Program ("DRP"). The DRP, which is available to existing shareholders, allows for dividends to be reinvested in Monarch stock. In addition, shareholders may purchase additional shares on a quarterly basis.

COMMON STOCK DIVIDENDS

Payment Date	Per Share Dividend	Total Dividend
2015
June 12, 2015	$0.09	$969,267
February 28, 2015	$0.08	$858,261
2014
November 28, 2014	$0.08	$851,749
August 29, 2014	$0.08	$850,803
June 13, 2014	$0.08	$849,563
February 28, 2014	$0.07	$742,447
2013
November 30, 2013	$0.07	$733,448
August 30, 2013	$0.06	$628,325
May 31, 2013	$0.06	$624,443
February 28, 2013	$0.05	$453,880
2012
November 30, 2012	$0.05	$332,754
August 31, 2012	$0.05	$302,161
May 31, 2012	$0.05	$299,174
February 28, 2012	$0.04	$240,000
2011
November 30, 2011	$0.08	$475,531
June 22, 2011	$0.08	$477,227

On July 23, 2015 we announced that the Board of Monarch Financial Holdings, Inc., had approved a quarterly common stock cash dividend. The quarterly cash dividend is $0.09 per share for common shareholders of record on August 8, 2015, payable on August 31, 2015.

Basel III
The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, which has resulted in more stringent capital requirements. Under the Collins Amendment to the Dodd-Frank Act, federal regulators established minimum leverage and risk-based capital requirements for banks and bank holding companies on a consolidated basis. In July 2013, the Federal Reserve published the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act.
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
As of June 30, 2015, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity risk-based, and Tier 1 leverage ratios as set forth in the table. The Bank’s actual capital amounts and ratios are also presented in the table as of June 30, 2015 and December 31, 2014.
RISK BASED CAPITAL

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
	(Dollars in Thousands)
As of June 30, 2015
Total Risk-Based Capital Ratio
Consolidated company	$131,341	13.62%	$77,160	8.00%	N/A	N/A
Bank	$130,340	13.52%	$77,135	8.00%	$96,418	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated company	$122,665	12.72%	$57,870	6.00%	N/A	N/A
Bank	$121,664	12.62%	$57,851	6.00%	$77,135	8.00%
(Tier 1 Capital to Risk-Weighted Assets)
Common Equity Risk-Based Capital (CET1)
Consolidated company	$122,665	12.72%	$43,402	4.50%	N/A	N/A
Bank	$121,664	12.62%	$43,388	4.50%	$62,672	6.50%
(Total Common Equity to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated company	$122,665	10.90%	$45,039	4.00%	N/A	N/A
Bank	$121,664	10.81%	$45,026	4.00%	$56,283	5.00%
(Tier 1 Capital to Average Assets)
As of December 31, 2014
Total Risk-Based Capital Ratio
Consolidated company	$125,728	13.79%	$72,925	8.00%	N/A	N/A
Bank	$125,807	13.81%	$72,900	8.00%	$91,125	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated company	$116,779	12.81%	$36,462	4.00%	N/A	N/A
Bank	$116,858	12.82%	$36,450	4.00%	$54,675	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated company	$116,779	11.44%	$40,821	4.00%	N/A	N/A
Bank	$116,858	11.45%	$40,821	4.00%	$51,026	5.00%
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
The impact of changing interest rates on loans and deposits is reflected in our financial statements. We believe that our mortgage banking operation, Monarch Mortgage, provides somewhat of a natural interest rate hedge, in that we are interest rate sensitive to a downward change in the prime rate for short term periods. When loan interest rates decline, our earnings will be negatively impacted in our banking operation, but the mortgage company’s volume should increase as the demand for refinancing and purchase money mortgages increase. The reverse should occur in a rising interest rate environment. There have been no material changes in interest rates in the second quarter of June 30, 2015 compared to December 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES
We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in periodic SEC filings. There have been no changes in the Company's internal control over financial reporting during the Company's second quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
MONARCH FINANCIAL HOLDINGS, INC.

/s/ Brad E. Schwartz	Date: August 7, 2015
Brad E. Schwartz Chief Executive Officer
/s/ Lynette P. Harris.	Date: August 7, 2015
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

Date: August 7, 2015                    /s/ Brad E. Schwartz _______________
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

Date: August 7, 2015                    /s/ Lynette P. Harris. ___________________
Lynette P. Harris
Executive Vice President & Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Monarch Financial Holdings, Inc. (the "Company") for the period ending June 30, 2015 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on their knowledge and belief:
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

Date: August 7, 2015