Form 10-Q
period 2015-09-30
Monarch Financial Holdings, Inc.
filed 2015-11-06
CIK 1364856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐  No  ☒
The number of shares of common stock outstanding as of November 3, 2015 was 11,858,788.

MONARCH FINANCIAL HOLDINGS, INC.
FORM 10-Q
September 30, 2015

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)
	September 30, 2015	December 31, 2014
ASSETS:
Cash and due from banks	$11,861,890	$14,503,072
Interest bearing bank balances	75,658,180	49,790,751
Federal funds sold	14,188,030	1,135,151
Total cash and cash equivalents	101,708,100	65,428,974
Investment securities available-for-sale, at fair value	14,997,557	23,725,362
Mortgage loans held for sale, net at fair value	153,242,872	147,690,276
Loans held for investment, net of unearned income	790,704,496	772,589,535
Less: allowance for loan losses	(8,733,152)	(8,948,837)
Loans, net	781,971,344	763,640,698
Property and equipment, net	29,513,470	30,247,464
Restricted equity securities	3,658,100	3,632,500
Bank owned life insurance	10,527,519	9,656,803
Goodwill	775,000	775,000
Other real estate owned, net of valuation allowance	—	144,000
Other assets	25,195,553	21,795,897
Total assets	$1,121,589,515	$1,066,736,974
LIABILITIES:
Deposits:
Demand deposits—non-interest bearing	$276,705,810	$235,301,171
Demand deposits—interest bearing	62,335,014	66,681,905
Savings deposits	19,263,160	20,003,086
Money market savings	365,614,544	369,221,343
Time deposits	238,260,038	228,206,408
Total deposits	962,178,566	919,413,913
Borrowings:
Trust preferred subordinated debt	10,000,000	10,000,000
Federal Home Loan Bank advances	10,000,000	11,075,497
Total borrowings	20,000,000	21,075,497
Other liabilities	23,376,619	18,710,247
Total liabilities	1,005,555,185	959,199,657
STOCKHOLDERS’ EQUITY: (1)
Common stock, $5 par value; 20,000,000 shares authorized; issued and outstanding - 11,884,060 shares (includes non-vested shares of 380,875) at September 30, 2015 and 10,652,475 shares (includes non-vested shares of 279,750) at December 31, 2014	57,515,925	51,863,625
Additional paid-in capital	16,858,546	8,335,538
Retained earnings	41,612,428	47,354,407
Accumulated other comprehensive loss	(37,848)	(102,237)
Total Monarch Financial Holdings, Inc. stockholders’ equity	115,949,051	107,451,333
Non-controlling interest	85,279	85,984
Total equity	116,034,330	107,537,317
Total liabilities and stockholders’ equity	$1,121,589,515	$1,066,736,974
(1) Stockholders' Equity for September 30, 2015 has been adjusted to reflect the 11 for 10 stock dividend declared on October 22, 2015.
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income:
Interest and fees on loans held for investment	$10,160,805	$9,007,543	$30,034,064	$27,575,506
Interest on mortgage loans held for sale	1,495,426	1,442,668	4,548,898	3,489,898
Interest on investment securities	70,650	90,669	238,349	258,647
Interest on federal funds sold	15,387	15,313	30,847	79,870
Dividends on equity securities	58,513	21,000	139,226	73,410
Interest on other bank accounts	135,473	61,609	354,256	152,546
Total interest income	11,936,254	10,638,802	35,345,640	31,629,877
Interest expense:
Interest on deposits	727,880	789,712	2,134,707	2,463,428
Interest on trust preferred subordinated debt	48,089	124,200	142,371	369,896
Interest on borrowings	34,232	13,765	80,305	42,351
Total interest expense	810,201	927,677	2,357,383	2,875,675
Net interest income	11,126,053	9,711,125	32,988,257	28,754,202
Provision for loan losses	—	—	500,000	—
Net interest income after provision for loan losses	11,126,053	9,711,125	32,488,257	28,754,202
Non-interest income:
Mortgage banking income	19,317,222	16,657,849	62,484,072	46,229,239
Service charges and fees	598,494	559,497	1,673,838	1,568,288
Title income	246,494	180,402	721,184	452,890
Investment and insurance income	471,182	428,265	1,215,850	1,209,624
(Loss) gain on disposition of property and equipment	(8,549)	(266)	71,310	(266)
Gain on call of securities	500	—	500	—
Other	113,685	73,187	464,701	246,683
Total non-interest income	20,739,028	17,898,934	66,631,455	49,706,458
Non-interest expenses:
Salaries and employee benefits	10,099,413	8,571,995	29,791,207	25,336,002
Commissions and incentives	9,113,787	7,047,140	29,364,091	17,828,126
Loan origination expense	1,617,713	1,552,162	7,104,926	4,975,873
Occupancy expense	2,426,534	2,464,666	6,007,337	7,136,457
Marketing expense	1,033,207	801,403	2,682,366	2,121,152
Data processing expense	529,144	601,644	1,758,462	1,557,728
Telephone	346,385	325,405	1,025,294	929,993
Professional fees	278,007	318,312	1,057,239	901,886
Foreclosed property (gain) expense	(11,457)	49,597	93,949	92,596
Valuation adjustment on repossessed assets held	100,000	—	100,000	—
Other expenses	1,340,653	1,388,567	4,219,860	3,994,695
Total non-interest expenses	26,873,386	23,120,891	83,204,731	64,874,508
Income before income taxes	4,991,695	4,489,168	15,914,981	13,586,152
Income tax provision	(1,822,868)	(1,635,440)	(5,777,971)	(4,874,180)
Net income	3,168,827	2,853,728	10,137,010	8,711,972
Less: Net income attributable to non-controlling interests	(41,083)	(45,880)	(124,230)	(183,285)
Net income attributable to Monarch Financial Holdings, Inc.	$3,127,744	$2,807,848	$10,012,780	$8,528,687
Basic net income per share (1)	$0.26	$0.24	$0.85	$0.73
Diluted net income per share (1)	$0.26	$0.24	$0.84	$0.73
(1) Per share information has been restated in all periods to reflect the 11 for 10 stock dividend declared October 22, 2015.
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net Income	$3,168,827	$2,853,728	$10,137,010	$8,711,972
Other comprehensive income (loss):
Change in unrealized gain on interest rate swap, net of income taxes	—	50,237	—	146,537
Change in unrealized gain(loss) on securities available for sale, net of income taxes	24,510	(27,418)	55,451	134,018
Change in unrealized gain on supplemental executive's retirement plan, net of income taxes	3,049	1,287	9,147	3,861
Change in unrealized gain(loss) on deferred compensation asset	—	5	(209)	5
Other comprehensive income	27,559	24,111	64,389	284,421
Total comprehensive income	3,196,386	2,877,839	$10,201,399	$8,996,393
Less: Comprehensive income attributable to non-controlling interests	(41,083)	(45,880)	(124,230)	(183,285)
Comprehensive income attributable to Monarch Financial Holdings, Inc.	$3,155,303	$2,831,959	$10,077,169	$8,813,108

Unrealized gain on interest rate swap	$—	$77,287	$—	$225,442
Income tax expense	—	(27,050)	—	(78,905)
Net unrealized gain on interest rate swap	$—	$50,237	$—	$146,537

Unrealized holding gain(loss) on securities available for sale	$37,707	$(42,182)	$85,309	$206,182
Income tax (expense)benefit	(13,197)	14,764	(29,858)	(72,164)
Net unrealized gain(loss) on securities available for sale	$24,510	$(27,418)	$55,451	$134,018

Unrealized gain on supplemental executive's retirement plan	$4,691	$1,980	$14,072	$5,940
Income tax expense	(1,642)	(693)	(4,925)	(2,079)
Net unrealized gain on supplemental executive's retirement plan	$3,049	$1,287	$9,147	$3,861

Unrealized gain(loss) on deferred compensation asset	$—	$5	$(209)	$5
Income tax expense	—	—	—	—
Net unrealized gain(loss) on mutual fund	$—	$5	$(209)	$5

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
 MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
	Shares	Amount
Balance—December 31, 2013	10,286,363	$51,431,815	$7,068,715	$39,437,119	$(419,496)	$227,445	$97,745,598
Net income for the nine months ended September 30, 2014				8,528,687		183,285	8,711,972
Other comprehensive income					284,421		284,421
Stock-based compensation expense, net of forfeitures and income taxes	(1,200)	(6,000)	623,859				617,859
Stock options exercised	40,928	204,640	130,747				335,387
Cash dividend declared on common stock ($0.21 per share)				(2,442,813)			(2,442,813)
Common stock issued through dividend reinvestment	20,872	104,360	142,267				246,627
Cash in lieu of fractional shares			12				12
Contributions from non-controlling interests						99	99
Distributions to non-controlling interests						(275,869)	(275,869)
Balance - September 30, 2014	10,346,963	$51,734,815	$7,965,600	$45,522,993	$(135,075)	$134,960	$105,223,293

Balance—December 31, 2014	10,372,725	$51,863,625	$8,335,538	$47,354,407	$(102,237)	$85,984	$107,537,317
Net income for the nine months ended September 30, 2015				10,012,780		124,230	10,137,010
Other comprehensive income					64,389		64,389
Stock-based compensation expense, net of forfeitures and income taxes	(1,200)	(6,000)	521,414				515,414
Stock options exercised, including income tax benefit	85,916	429,580	273,546				703,126
Stock dividend 11 for 10 shares (1)	1,045,744	5,228,720	7,728,048	(12,956,768)			—
Cash dividend declared on common stock ($0.24 per share)				(2,797,991)			(2,797,991)
Distributions to non-controlling interests						(124,935)	(124,935)
Balance - September 30, 2015	11,503,185	$57,515,925	$16,858,546	$41,612,428	$(37,848)	$85,279	$116,034,330
(1) Stock dividend 11 for 10 declared October 22, 2015, see Note 14. Subsequent Event, to this form 10Q.
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income	$10,137,010	$8,711,972
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	500,000	—
Depreciation	2,230,885	2,148,786
Accretion of discounts and amortization of premiums, net	3,044	4,386
Deferral of loan fees, net of deferred (costs)	128,552	(62,586)
Amortization of intangible assets	—	104,167
Stock-based compensation	515,414	617,859
Appreciation of bank-owned life insurance	(190,636)	(178,076)
Net (gain) loss on disposition of property and equipment	(71,310)	266
Net loss on sale of other real estate	51,035	24,221
Net gain on disposition of security investments	(500)	—
Valuation adjustment on repossessed assets	100,000	—
Deferred income tax expense	474,784	1,358,244
Changes in:
Loans held for sale	(5,552,596)	(38,871,825)
Interest receivable	78,306	87,521
Other assets	(3,425,709)	(5,468,819)
Other liabilities	4,056,153	3,218,556
Net cash provided by (used in) operating activities	9,034,432	(28,305,328)
Investing activities:
Purchases of available-for-sale securities	(2,896,221)	(12,346,950)
Proceeds from sales and maturities of available-for-sale securities	11,706,791	36,233,572
Proceeds from sale of other real estate	342,965	452,742
Proceeds from sale of property and equipment	82,011	—
Purchase of bank owned life insurance and company owned life insurance	(680,080)	(2,000,000)
Purchases of premises and equipment	(1,545,330)	(3,662,107)
(Purchase) Redemption of restricted equity securities	(25,600)	503,800
Loan originations, net of principal repayments	(19,209,198)	(1,960,243)
Net cash (used in) provided by investing activities	(12,224,662)	17,220,814
Financing activities:
Net increase in non-interest-bearing deposits	41,404,639	45,394,821
Net increase (decrease) in interest-bearing deposits	1,360,014	(53,739,871)
Cash dividends paid on common stock	(2,797,991)	(2,442,813)
Net decrease in FHLB advances and federal funds purchased	(1,075,497)	(74,990)
Contributions from non-controlling interests	—	99
Distributions to non-controlling interests	(124,935)	(275,869)
Proceeds from issuance of common stock, net of issuance costs	—	246,627
Proceeds from exercise of stock options	703,126	293,002
Cash in lieu of fractional shares	—	12
Net cash provided by (used in) financing activities	39,469,356	(10,598,982)
CHANGE IN CASH AND CASH EQUIVALENTS	36,279,126	(21,683,496)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	65,428,974	104,911,322
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$101,708,100	$83,227,826
SUPPLEMENTAL SCHEDULES AND CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and other borrowings	$2,293,181	$2,747,174
Income taxes	$6,158,000	$3,560,700
Loans transferred to foreclosed real estate during the year	$250,000	$942,285
Unrealized gain on securities available for sale	$85,309	$206,182
Unrealized gain on interest rate swap	$—	$225,442
Unrealized gain on supplemental executive's retirement plan	$14,072	$5,940
Unrealized (loss) gain on deferred compensation asset	$(209)	$5
The accompanying notes are an integral part of the consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly Monarch Financial Holdings, Inc.’s financial position as of September 30, 2015; the consolidated statements of income for the three and nine months ended September 30, 2015 and 2014; the consolidated statements of comprehensive income for the three and nine months ended September 30, 2015 and 2014; the consolidated statements of changes in stockholders’ equity for the nine months ended September 30, 2015 and 2014; and the consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all of the disclosures required by generally accepted accounting principles. The financial statements include the accounts of Monarch Financial Holdings, Inc. and its subsidiaries, and all significant inter-company accounts and transactions have been eliminated. Operating results for the three and nine month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.
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

In May 2015, the FASB issued ASU No. 2015-08, “Business Combinations (Topic 805): Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115.” The amendments in ASU 2015-08 amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115, Topic 5: Miscellaneous Accounting, regarding various pushdown accounting issues, and did not have a material impact on our consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date.” The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU 2014-09. The Company does not expect the adoption of ASU 2015-14 (or ASU 2014-09) to have a material impact on its consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting).” On April 7, 2015, the FASB issued ASU 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs", which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in ASU 2015-03 (see paragraph 835-30-45-1A) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 adds these SEC comments to the "S" section of the Codification. The Company does not expect the adoption of ASU 2015-15 to have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not expect the adoption of ASU 2015-16 to have a material impact on its consolidated financial statements.
NOTE 2. GENERAL
Monarch Financial Holdings, Inc. (the "Company" "Monarch") is a Virginia-chartered, single bank holding company engaged in business and consumer banking, investment and insurance sales, and mortgage origination and brokerage. The Company was created on June 1, 2006 through a reorganization plan, under the laws of the Commonwealth of Virginia, in which Monarch Bank (the "Bank") became a wholly-owned subsidiary. Monarch Bank was incorporated on May 1, 1998, and opened for business on April 14, 1999. The Company's corporate office and main office are both located in the Greenbrier area of Chesapeake. In addition there are nine other Virginia banking offices – in the Great Bridge area in Chesapeake, the Lynnhaven area, the Town Center area, the Oceanfront area, the Kempsville area, and the Hilltop area in Virginia Beach, the Ghent area and in the downtown area in Norfolk, and the New Town area in Williamsburg. In North Carolina, our banking division operates as OBX Bank through two offices in Kitty Hawk and Nags Head. In July 2014, the Company closed its branch located in Suffolk, Virginia.
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
In June 2007, we announced the expansion of mortgage operations through the acquisition of a team of experienced mortgage bankers, and the formation of a division operating as Monarch Mortgage ("MM"). MM originates and sells conventional, FHA, VA and VHDA residential loans and offers additional mortgage products such as construction-permanent loans for the Bank’s loan portfolio. Monarch Mortgage's primary office is in Virginia Beach with additional offices in Alexandria, Chesapeake, Fairfax, Fredericksburg, Glen Allen, Norfolk, Newport News, Richmond, Roanoke, and Woodbridge, Virginia; Annapolis, Crofton, Dunkirk, Frederick, Greenbelt, Rockville, Towson and Waldorf, Maryland; Charlotte, Fayetteville, Indian Trail, Kitty Hawk, Mooresville, Nags Head, Pittsboro, and Wilmington, North Carolina; and Greenwood, South Carolina.
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
In March 2011, Monarch Investment, LLC formed Crossways Holdings, LLC in Chesapeake, Virginia. Crossways Holdings, LLC is a single member limited liability company, formed for the purpose of acquiring, maintaining, utilizing and disposing of assets for Monarch Bank.
In January 2015, Monarch Investment, LLC purchased a non-controlling interest in Atlantic Real Estate Capital, a commercial real estate brokerage business located in Richmond, Virginia.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income available to common shareholders (numerator, basic)	$3,127,744	$2,807,848	$10,012,780	$8,528,687
Weighted average shares outstanding - basic (denominator)	11,864,347	11,698,803	11,835,975	11,670,733
Income per common share—basic	$0.26	$0.24	$0.85	$0.73
Net income (numerator, diluted)	$3,127,744	2,807,848	10,012,780	8,528,687
Weighted average shares—diluted (denominator)	11,864,347	11,737,558	11,852,361	11,713,118
Income per common share—diluted	$0.26	$0.24	$0.84	$0.73
Dilutive effect-average number of common shares	—	38,755	16,386	42,385

There were no options to purchase common stock excluded from the computation of earnings per common share for the three and nine months ended September 30, 2015 or September 30, 2014. No options remain at September 30, 2014.
Share and per share amounts have been restated to include the 11 for 10 stock dividend announced October 22, 2015 and payable December 4, 2015.

NOTE 4. ACCUMULATED OTHER COMPREHENSIVE INCOME(LOSS)
The following table presents the changes in accumulated other comprehensive income (loss), by category, net of tax:

	Unrealized Loss on Supplemental Executive's Retirement Plan	Unrealized Gains (Loss) on Securities	Unrealized Loss on Interest Rate Swap	Unrealized Loss on Deferred Compensation Asset	Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2015	$(128,069)	$62,662	$—	$—	$(65,407)
Net change for the quarter ended September 30, 2015	3,049	24,510	—	—	27,559
Balance at September 30, 2015	$(125,020)	$87,172	$—	$—	$(37,848)

Balance at December 31, 2014	$(134,167)	$31,721	$—	$209	$(102,237)
Net change for the nine months ended September 30, 2015	9,147	55,451	—	(209)	64,389
Balance at September 30, 2015	$(125,020)	$87,172	$—	$—	$(37,848)

Balance at July 1, 2014	$(136,741)	$27,792	$(50,237)	$—	$(159,186)
Net change for the quarter ended September 30, 2014	1,287	(27,418)	50,237	5	24,111
Balance at September 30, 2014	$(135,454)	$374	$—	$5	$(135,075)

Balance at December 31, 2013	$(139,315)	$(133,644)	$(146,537)	$—	$(419,496)
Net change for the nine months ended September 30, 2014	3,861	134,018	146,537	5	284,421
Balance at September 30, 2014	$(135,454)	$374	$—	$5	$(135,075)
An unrealized loss of $0 on the deferred compensation asset associated with the Company's Executive Benefits Plan was recorded in other comprehensive income in the third quarter of 2015. Year to date, an unrealized loss of $209 on the deferred compensation asset associated with the Company's Executive Benefits Plan was recorded in other comprehensive income. Expenses of $3,049 and $9,147 related to the SERP were re-classed out of other comprehensive income into salaries and employee benefits expense in earnings during the third quarter and first nine months ended September 30, 2015. Expenses of $1,287 and $3,861 related to the SERP were re-classed out of other comprehensive income into salaries and employee benefits expense in earnings during the third quarter and first nine months ended September 30, 2014.

NOTE 5. INVESTMENT SECURITIES
Securities available-for-sale consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015
U.S. government agency obligations	$10,903,673	$61,867	$(14,335)	$10,951,205
Mortgage-backed securities	1,057,575	7,724	(1,238)	1,064,061
Municipal securities	2,902,199	89,663	(9,571)	2,982,291
	$14,863,447	$159,254	$(25,144)	$14,997,557

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
U.S. government agency obligations	$20,498,822	$41,548	$(86,495)	$20,453,875
Mortgage-backed securities	1,271,166	13,449	(982)	1,283,633
Municipal securities	1,906,572	97,807	(16,525)	1,987,854
	$23,676,560	$152,804	$(104,002)	$23,725,362
Monarch did not own any held-to-maturity securities at September 30, 2015 or December 31, 2014.
The amortized cost and fair value of securities by contractual maturity date at September 30, 2015 were as follows:

Securities available-for-sale:	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due from one to five years	12,519,898	12,565,397
Due from five to ten years	794,582	834,002
Due after ten years	1,548,967	1,598,158
Total	$14,863,447	$14,997,557

There were ten investments in our securities portfolio with unrealized losses as of September 30, 2015.

As of September 30, 2015	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency obligations	$497,349	$(2,651)	$3,488,316	$(11,684)	$3,985,665	$(14,335)
Mortgage-backed securities	435,147	(1,238)	—	—	435,147	(1,238)
Municipal securities	—	—	506,655	(9,571)	506,655	(9,571)
Total	$932,496	$(3,889)	$3,994,971	$(21,255)	$4,927,467	$(25,144)

There were twenty-four investments in our securities portfolio that had unrealized losses as of December 31, 2014.

As of December 31, 2014	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency obligations	$7,482,955	$(18,941)	$6,433,135	$(67,554)	$13,916,090	$(86,495)
Mortgage-backed securities	338,707	(982)	—	—	338,707	(982)
Municipal securities	—	—	502,135	(16,525)	502,135	(16,525)
Total	$7,821,662	$(19,923)	$6,935,270	$(84,079)	$14,756,932	$(104,002)

As of September 30, 2015, eight investments have been in a continuous unrealized loss position for more than twelve months. They are as follows:

	Count	Amortized Cost	Fair Value
U.S. government agency obligations	7	$3,500,000	$3,488,316
Municipal securities	1	516,226	506,655
Total	8	$4,016,226	$3,994,971

At December 31, 2014, fourteen investments had been in a continuous unrealized loss position for more than twelve months. They were as follows:

	Count	Amortized Cost	Fair Value
U.S. government agency obligations	13	$6,500,689	$6,433,135
Municipal securities	1	518,660	502,135
Total	14	$7,019,349	$6,935,270

We recorded a gross realized gain on the call of an available-for-sale investment of $500 and $500 in the third quarter and first nine months of 2015. There were no gains or losses recorded on available-for-sale investments during 2014.
We have the ability to carry these investments to the final maturity of the instruments. Other-than-temporarily impaired (OTTI) guidance for investments states that an impairment is OTTI if any of the following conditions exist: the entity intends to sell the security; it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis; or, the entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). An impaired security identified as OTTI should be separated and losses should be recognized in earnings.
We believe the unrealized losses in our portfolio are temporary impairments, caused by liquidity discounts and increases in the risk premiums required by market participants, rather than adverse changes in cash flows or fundamental weaknesses in the credit quality of the issuer or underlying assets as of September 30, 2015. There were no losses related to OTTI recognized in accumulated other comprehensive loss at either September 30, 2015 or December 31, 2014.

NOTE 6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSS
The following table provides a breakdown, by class of our loans held for investment at September 30, 2015 and December 31, 2014.
Loans held for Investment

	September 30, 2015	December 31, 2014
Commercial	$144,442,243	$138,430,999
Real estate
Construction	182,341,860	172,502,330
Residential (1-4 family)	112,693,917	109,404,283
Home equity lines	61,116,888	67,487,000
Multifamily	12,305,368	21,809,189
Commercial	270,747,715	256,966,820
Real estate subtotal	639,205,748	628,169,622
Consumers
Consumer and installment loans	7,187,045	5,968,990
Overdraft protection loans	74,824	96,736
Loans to individuals subtotal	7,261,869	6,065,726
Total gross loans	790,909,860	772,666,347
Unamortized loan fees net of deferred costs	(205,364)	(76,812)
Loans held for investment, net of unearned income	790,704,496	772,589,535
Allowance for loan losses	(8,733,152)	(8,948,837)
Total net loans	$781,971,344	$763,640,698

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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation or sale of the income producing property securing the loan, or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type. This diversity helps reduce our exposure to adverse economic events that could affect any single market or industry. Management monitors and evaluates commercial real estate loans based on purpose, collateral, geography, cash flow, loan to value, and risk grade criteria. As a general rule, we avoid financing special purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At September 30, 2015 approximately 41% and at December 31, 2014, approximately 44% of the outstanding principal balance of our commercial real estate loans portfolio was secured by owner-occupied properties.
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
5 Acceptable with care
Special mention loans and substandard loans may or may not be classified as nonaccrual, based on current performance. A loan risk graded as doubtful is classified as nonaccrual. A loan risk graded as loss is generally charged-off when identified. There were no loans in our portfolio classified as doubtful or loss at September 30, 2015 or December 31, 2014. Watch list graded loans or relationships are evaluated individually to determine if all, or a portion, of our investment in the borrower is at risk. If a risk is quantified, a specific loss allowance is assigned to the identified loan or relationship. We evaluate our investment in the borrower using either the present value of expected future cash flows, discounted at the historical effective interest rate of the loan, or for a collateral-dependent loan, the fair value of the underlying collateral.
We evaluate additional risk inherent in our satisfactory risk grade groups through a methodology that looks at these loans on a pool basis by loan segment which is further delineated by purpose. Each segment is assigned an expected loss factor based on a moving average “look-back” at our historical losses for that particular segment. In 2014, we reexamined our loss history and determined a five year "look back" or twenty quarter history would be a more prudent approach to modeling historical losses than our previous sixteen quarter "look-back". At September 30, 2014 we began extending our "look-back" period by one quarter to reach our target of twenty quarters or five years at June 30, 2015. At September 30, 2015, having reached our twenty quarter target, this adjustment to our "look-back" period resulted in a $284,467 decrease in the unallocated component of the allowance for loan losses. We believe this methodology provides an accurate evaluation of the potential risk in our portfolio because delineation by purpose establishes a direct correlation to areas of weakness and strength within the portfolio.
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
We evaluate the adequacy of our allowance for loan losses quarterly. A degree of imprecision or uncertainty is inherent in our allowance estimates because it requires that we incorporate a range of probable outcomes which may change from period to period. It requires that we exercise judgment as to the risks inherent in our portfolios, economic uncertainties, historical loss and other subjective factors, including industry trends. No single statistic or measurement determines the adequacy of the allowance for loan loss. Changes in the allowance for loan loss and the related provision expense can materially affect net income.
The following table segregates our portfolio between pass and watch list loans, delineated by segments, within loan type for September 30, 2015 and December 31, 2014. The "Weighted Average Risk Grade" looks at the dollar value per risk grade within a segment compared to the total value of that segment. All segments fall within the average to acceptable range.

	September 30, 2015
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$144,205,491	$203,250	$33,502	$144,442,243	3.34
Real estate
Construction	181,153,335	693,028	495,497	182,341,860	3.19
Residential (1-4 family)	108,467,155	1,068,167	3,158,595	112,693,917	3.78
Home equity lines	59,848,157	—	1,268,731	61,116,888	4.14
Multifamily	12,305,368	—	—	12,305,368	3.43
Commercial	268,693,316	1,020,903	1,033,496	270,747,715	3.48
Real estate subtotal	630,467,331	2,782,098	5,956,319	639,205,748	3.51
Consumers
Consumer and installment loans	7,119,586	—	67,459	7,187,045	4.03
Overdraft protection loans	72,177	—	2,647	74,824	4.68
Loans to individuals subtotal	7,191,763	—	70,106	7,261,869	4.04
Total gross loans	$781,864,585	$2,985,348	$6,059,927	$790,909,860	3.49

	December 31, 2014
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$135,292,747	$1,588,289	$1,549,963	$138,430,999	3.31
Real estate
Construction	171,136,553	93,397	1,272,380	172,502,330	3.26
Residential (1-4 family)	101,860,683	177,735	7,365,865	109,404,283	3.93
Home equity lines	66,282,828	102,575	1,101,597	67,487,000	4.12
Multifamily	19,616,130	2,193,059	—	21,809,189	3.53
Commercial	253,525,106	2,029,203	1,412,511	256,966,820	3.54
Real estate subtotal	612,421,300	4,595,969	11,152,353	628,169,622	3.59
Consumers
Consumer and installment loans	5,893,286	—	75,704	5,968,990	4.04
Overdraft protection loans	96,736	—	—	96,736	4.64
Loans to individuals subtotal	5,990,022	—	75,704	6,065,726	4.05
Total gross loans	$753,704,069	$6,184,258	$12,778,020	$772,666,347	3.55

An aging of our loan portfolio by class as of September 30, 2015 and December 31, 2014 is as follows:

Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Recorded Investment > 90 days and Accruing	Recorded Investment Nonaccrual Loans
September 30, 2015
Commercial	$273,875	$—	$33,502	$307,377	$144,134,866	$—	$33,502
Real estate
Construction	—	—	—	—	182,341,860	—	103,145
Residential (1-4 family)	234,423	254,369	711,577	1,200,369	111,493,548	—	1,008,898
Home equity lines	300,322	—	310,730	611,052	60,505,836	—	310,730
Multifamily	—	—	—	—	12,305,368	—	—
Commercial	—	—	386,894	386,894	270,360,821	—	386,894
Real estate subtotal	534,745	254,369	1,409,201	2,198,315	637,007,433	—	1,809,667
Consumers
Consumer and installment loans	156,266	7,673	—	163,939	7,023,106	—	—
Overdraft protection loans	—	—	—	—	74,824	—	—
Loans to individuals subtotal	156,266	7,673	—	163,939	7,097,930	—	—
Total gross loans	$964,886	$262,042	$1,442,703	$2,669,631	$788,240,229	$—	$1,843,169

December 31, 2014
Commercial	$—	$—	$582,059	$582,059	$137,848,940	$—	$582,059
Real estate
Construction	248,420	—	100,000	348,420	172,153,910	—	212,552
Residential (1-4 family)	761,696	2,412,128	1,252,644	4,426,468	104,977,815	174,976	1,427,931
Home equity lines	109,456	—	249,915	359,371	67,127,629	—	249,915
Multifamily	—	—	—	—	21,809,189	—	—
Commercial	—	166,618	230,994	397,612	256,569,208	—	230,994
Real estate subtotal	1,119,572	2,578,746	1,833,553	5,531,871	622,637,751	174,976	2,121,392
Consumers
Consumer and installment loans	139,446	—	—	139,446	5,829,544	—	1,121
Overdraft protection loans	—	—	—	—	96,736	—	—
Loans to individuals subtotal	139,446	—	—	139,446	5,926,280	—	1,121
Total gross loans	$1,259,018	$2,578,746	$2,415,612	$6,253,376	$766,412,971	$174,976	$2,704,572

     We currently have ten loans totaling $3,122,904 classified as restructured loans: two commercial real estate loans totaling $1,555,449, seven residential 1-4 family loans totaling $1,499,996, and one consumer loan for $67,459. At September 30, 2015, three of the residential 1-4 family loans totaling $692,703 and one of the commercial real estate loans totaling $225,865 included in our restructured loans are classified as nonaccrual. The remaining six loans are performing. We restructured two loans during the third quarter of 2015 and one loan during the same period of 2014. We did not have any defaults on restructured loans within twelve months of restructuring during the quarter ended September 30, 2015 or 2014.
Additional information on loans restructured during the three and nine months ended September 30, 2015 is as follows:
Troubled Debt Restructurings

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Type of Concession
Quarter Ended September 30, 2015	Two	$568,678	$568,678	Rate and Term
Nine Months Ended September 30, 2015	Three	$806,460	$806,460	Rate and Term

Troubled Debt Restructurings That Subsequently Defaulted

	Number of Contracts	Recorded Investment
Quarter Ended September 30, 2015	None	—
Nine Months Ended September 30, 2015	None	—

A summary of the activity in the allowance for loan losses account is as follows:

Allocation of the Allowance for Loan Losses
		Real Estate
September 30, 2015	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for loan losses:
Beginning balance	$1,157,867	$1,678,022	$2,456,418	$1,911,634	$85,056	$1,458,664
Charge-offs	(207,059)	(17,500)	(658,953)	—	—	—
Recoveries	10,900	49,863	23,243	85,690	—	—
Provision	(24,109)	127,730	83,041	(317,847)	(24,760)	621,858
Ending balance	$937,599	$1,838,115	$1,903,749	$1,679,477	$60,296	$2,080,522

Individually evaluated for impairment	$33,502	$117,439	$524,475	$545,175	$—	$536,737
Collectively evaluated for impairment	904,097	1,720,676	1,379,274	1,134,302	60,296	1,543,785
Loans:
Ending balance	$144,442,243	$182,341,860	$112,693,917	$61,116,888	$12,305,368	$270,747,715
Ending balance: individually evaluated for impairment	33,502	1,188,525	3,696,711	1,268,731	—	2,952,642
Ending balance: collectively evaluated for impairment	$144,408,741	$181,153,335	$108,997,206	$59,848,157	$12,305,368	$267,795,073

	Consumers
	Consumer and Installment loans	Overdraft Protection	Unallocated	Total
Allowance for loan losses:
Beginning balance	$104,661	$260	$96,255	$8,948,837
Charge-offs	(1,869)	—	—	(885,381)
Recoveries	—	—	—	169,696
Provision	4,304	2,571	27,212	500,000
Ending balance	$107,096	$2,831	$123,467	$8,733,152

Individually evaluated for impairment	$67,459	$2,647	$—	$1,827,434
Collectively evaluated for impairment	39,637	184	123,467	6,905,718
Loans:
Ending balance	$7,187,045	$74,824	$—	$790,909,860
Ending balance: individually evaluated for impairment	67,459	2,647	—	9,210,217
Ending balance: collectively evaluated for impairment	$7,119,586	$72,177	$—	$781,699,643

		Real Estate
December 31, 2014	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for loan losses:
Beginning balance	$1,219,255	$1,978,320	$1,685,502	$2,132,916	$59,586	$1,305,131
Charge-offs	(21,789)	(190,812)	(163,048)	(174,319)	—	—
Recoveries	205,200	79,922	31,505	122,809	—	—
Provision	(244,799)	(189,408)	902,459	(169,772)	25,470	153,533
Ending balance	$1,157,867	$1,678,022	$2,456,418	$1,911,634	$85,056	$1,458,664

Individually evaluated for impairment	$441,265	$100,159	$1,261,490	$547,172	$—	$335,033
Collectively evaluated for impairment	716,602	1,577,863	1,194,928	1,364,462	85,056	1,123,631
Loans:
Ending balance	$138,430,999	$172,502,330	$109,404,283	$67,487,000	$21,809,189	$256,966,820
Ending balance: individually evaluated for impairment	1,549,963	1,272,380	7,198,325	1,101,597	—	3,130,893
Ending balance: collectively evaluated for impairment	$136,881,036	171,229,950	$102,205,958	$66,385,403	$21,809,189	$253,835,927

	Consumers
	Consumer and Installment loans	Overdraft Protection	Unallocated	Total
Allowance for loan losses:
Beginning balance	$99,271	$688	$580,700	$9,061,369
Charge-offs	—	(2,000)	—	(551,968)
Recoveries	—	—	—	439,436
Provision	5,390	1,572	(484,445)	—
Ending balance	$104,661	$260	$96,255	$8,948,837

Individually evaluated for impairment	$74,582	$—	—	$2,759,701
Collectively evaluated for impairment	30,079	260	96,255	6,189,136
Loans:
Ending balance	$5,968,990	$96,736	$—	$772,666,347
Ending balance: individually evaluated for impairment	75,704	—	—	14,328,862
Ending balance: collectively evaluated for impairment	$5,893,286	$96,736	$—	$758,337,485
A loan is considered impaired when, based on current information and events; it is probable a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. In addition to loans 90 days past due and still accruing, nonaccrual loans and restructured loans, all loans risk graded doubtful or substandard qualify, by definition, as impaired.

There was one residential real estate property totaling $146,250 in the process of foreclosure at September 30, 2015 and one residential real estate property totaling $182,256 in process of foreclosure at December 31, 2014.

The following table sets forth our impaired loans at September 30, 2015 and December 31, 2014.

Impaired Loans
	With No Related Allowance
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
September 30, 2015
Commercial	$—	$—	$—	$—
Real estate
Construction	965,941	965,941	952,577	49,102
Residential (1-4 family)	1,886,863	1,943,664	1,963,254	47,851
Home equity lines	520,056	529,283	521,115	6,079
Multifamily	—	—	—	—
Commercial	912,572	912,572	927,661	39,543
Consumers
Consumer and installment loans	—	—	—	—
Overdraft protection loans	—	—	—	—
Total	$4,285,432	$4,351,460	$4,364,607	$142,575
December 31, 2014
Commercial	$—	$—	$—	$—
Real estate
Construction	935,467	935,467	954,181	56,004
Residential (1-4 family)	2,704,883	2,880,739	3,067,193	119,011
Home equity lines	115,925	115,925	115,324	3,962
Multifamily	—	—	—	—
Commercial	1,430,533	1,430,533	1,317,972	79,891
Consumers
Consumer and installment loans	1,122	2,729	3,088	—
Overdraft protection loans	—	—	—	—
Total	$5,187,930	$5,365,393	$5,457,758	$258,868

	With Related Allowance
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2015
Commercial	$33,502	$33,502	$33,502	$53,759	$981
Real estate
Construction	222,584	249,439	117,439	228,014	8,644
Residential (1-4 family)	1,809,848	1,927,396	524,475	1,818,082	47,176
Home equity lines	748,675	748,675	545,175	750,368	26,390
Multifamily	—	—	—	—	—
Commercial	2,040,070	2,044,259	536,737	1,583,010	40,493
Consumers
Consumer and installment loans	67,459	67,459	67,459	71,342	1,877
Overdraft protection loans	2,647	2,647	2,647	2,855	458
Total	$4,924,785	$5,073,377	$1,827,434	$4,507,430	$126,019
December 31, 2014
Commercial	$1,549,963	$1,549,963	$441,265	$1,618,461	$93,073
Real estate
Construction	336,913	441,459	100,159	408,460	12,358
Residential (1-4 family)	4,493,442	4,535,549	1,261,490	4,564,008	232,522
Home equity lines	985,672	985,672	547,172	988,494	46,161
Multifamily	—	—	—	—	—
Commercial	1,700,360	1,700,360	335,033	1,721,563	79,323
Consumers
Consumer and installment loans	74,582	74,582	74,582	79,632	2,792
Overdraft protection loans	—	—	—	—	—
Total	$9,140,932	$9,287,585	$2,759,701	$9,380,618	$466,229

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

The following table presents our assets and liabilities related to continuing operations, which are measured at fair value on a recurring basis for each of the fair value hierarchy levels, as of September 30, 2015 and December 31, 2014:

	Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Assets at September 30, 2015
Investment securities—available for sale
U.S. government agency obligations	$10,951,205	$—	$10,951,205	$—
Mortgage-backed securities	1,064,061	—	1,064,061	—
Municipal securities	2,982,291	—	2,982,291	—
Mortgage loans held for sale	153,242,872	—	153,242,872	—
Derivative financial asset	2,514,271	—	2,514,271	—
Derivative financial liability	$1,729,493	$—	$1,729,493	$—
Assets at December 31, 2014
Investment securities—available for sale
U.S. government agency obligations	$20,453,875	$—	$20,453,875	$—
Mortgage-backed securities	1,283,633	—	1,283,633	—
Municipal securities	1,987,854	—	1,987,854	—
Mortgage loans held for sale	147,690,276	—	147,690,276	—
Derivative financial asset	1,514,083	—	1,514,083	—
Derivative financial liability	$1,195,405	$—	$1,195,405	$—

The following table provides quantitative disclosures about the fair value measurements of our assets related to continuing operations which are measured at fair value on a nonrecurring basis as of September 30, 2015 and December 31, 2014.

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2015
Real estate owned
Real estate construction	$—	$—	$—	$—
Restructured and impaired loans, net	3,097,351	—	—	3,097,351
At December 31, 2014
Real estate owned
Real estate construction	$144,000	$—	$—	$144,000
Restructured and impaired loans, net	6,381,231	—	—	6,381,231

There were no residential real estate properties classified as other real estate at September 30, 2015, and one property valued at $144,000 at December 31, 2014.
The following table displays quantitative information about Level 3 Fair Value Measurements for September 30, 2015 and December 31, 2014.

	Fair Value Measurement at September 30, 2015
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Commercial	$—	Market comparables	Discount applied to market comparables (1)	—%
Real Estate
Construction	105,145	Market comparables	Discount applied to market comparables (1)	35%
Residential (1-4 family)	1,285,373	Market comparables	Discount applied to market comparables (1)	17%
Home equity lines	203,500	Market comparables	Discount applied to market comparables (1)	57%
Multifamily	—	—	—	—
Commercial	1,503,333	Market comparables	Discount applied to market comparables (1)	30%
Consumer
Consumer and installment loans	—	—	—	—
Total restructures and impaired loans	$3,097,351
Real estate owned	$—	—	Discount applied to market comparables (1)	—

	Fair Value Measurement at December 31, 2014
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Commercial	$1,108,698	Market comparables	Discount applied to market comparables (1)	34%
Real Estate
Construction	236,754	Market comparables	Discount applied to market comparables (1)	36%
Residential (1-4 family)	3,231,952	Market comparables	Discount applied to market comparables (1)	22%
Home equity lines	438,500	Market comparables	Discount applied to market comparables (1)	22%
Multifamily	—	—	—	—
Commercial	1,365,327	Market comparables	Discount applied to market comparables (1)	13%
Consumer
Consumer and installment loans	—	—	—	—
Total restructures and impaired loans	$6,381,231
Real estate owned	$144,000	Market comparables	Discount applied to market comparables (1)	11%
(1) A discount percentage is applied based on age of independent appraisals, current market conditions, and experience within the local markets.
For the three months ended September 30, 2015, we recorded $0 gains and losses on the sale of other real estate owned. For the nine months ended September 30, 2015, a gain of $6,135 and a loss of $57,170 were recorded for a net loss of $51,035. For the three months ended September 30, 2014, we reported a gain of $9,042 and $0 losses. For the nine months ended September

30, 2014 we recorded a net loss of $24,221. Gains or losses on sale of other real estate owned are included in foreclosed property expense.
At the time a loan secured by real estate becomes real estate owned, we record the property at fair value net of estimated selling costs. Upon foreclosure and through liquidation, we evaluate the property’s fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. No valuation adjustments related to other real estate owned were recorded in the three and nine months ended September 30, 2015 or 2014. Adjustments, when necessary, are included in foreclosed property expense.
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
Derivative financial instruments are recorded at fair value using observable Level 2 market inputs related to:
•Loans held for sale forward sales commitments are recorded at their fair value based on the estimated number of days remaining in the IRLC at the measurement date and expected return from the secondary market. Forward mortgage loan sales commitments are recorded at their fair value based on the gain or loss that would occur if the loan were paired off with an investor at measurement date. A derivative asset of $2,514,271 and a derivative liability of $1,729,493 related to loans held for sale were recorded at September 30, 2015. At December 31, 2014, a derivative asset of $1,514,083 and a derivative liability of $1,195,405 were recorded.
Real Estate Owned is carried at the fair value less estimated selling costs. Upon foreclosure and through liquidation, we evaluate the property's fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value less selling costs. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Fair value is determined through an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data (Level 2). When evaluating fair value, management may discount the appraisal further if, based on their understanding of the market conditions, it is determined the collateral is further impaired below the appraisal value (Level 3). Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. We did not record any losses due to valuation adjustments for the three months and nine months ended September 30, 2015 or 2014. We recorded no losses due to valuation adjustments on real estate owned within foreclosed property expense in the year ended December 31, 2014.
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
Fair Value of Financial Instruments
The following table presents the carrying amounts and fair value of our financial instruments at September 30, 2015 and December 31, 2014. GAAP defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than through a forced or liquidation sale for purposes of this disclosure. The carrying amounts in the table are included in the balance sheet under the indicated captions.

		Fair Value Measurements at September 30, 2015 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3	Balance
Assets
Cash and cash equivalents	$101,708,100	$101,708,100	$—	$—	$101,708,100
Investment securities available for sale	14,997,557	—	14,997,557	—	14,997,557
Mortgage loans held for sale	153,242,872	—	153,242,872	—	153,242,872
Loans held for investment (net)	781,971,344	—	—	795,570,437	795,570,437
Accrued interest receivable	2,009,574	—	2,009,574	—	2,009,574
Restricted equity securities	3,658,100	—	3,658,100	—	3,658,100
Bank owned life insurance	10,527,519	—	10,527,519	—	10,527,519
Derivative financial assets	2,514,271	—	2,514,271	—	2,514,271
Liabilities
Deposits	$962,178,566	$—	$959,619,186	$—	$959,619,186
Borrowings	20,000,000	—	10,001,667	5,806,296	15,807,963
Accrued interest payable	107,482	—	107,482	—	107,482
Derivative financial liabilities	1,729,493	—	1,729,493	—	1,729,493

		Fair Value Measurements at December 31, 2014 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3	Balance
Assets
Cash and cash equivalents	$65,428,974	$65,428,974	$—	$—	$65,428,974
Investment securities available for sale	23,725,362	—	23,725,362	—	23,725,362
Loans held for sale	147,690,276	—	147,690,276	—	147,690,276
Loans held for investment (net)	763,640,698	—	—	776,974,812	776,974,812
Accrued interest receivable	2,087,880	—	2,087,880	—	2,087,880
Restricted equity securities	3,632,500	—	3,632,500	—	3,632,500
Bank owned life insurance	9,656,803	—	9,656,803	—	9,656,803
Derivative financial assets	1,514,083		1,514,083		1,514,083
Liabilities
Deposits	$919,413,913	$—	$917,008,847	$—	$917,008,847
Borrowings	21,075,497	—	11,109,566	5,641,087	16,750,653
Accrued interest payable	43,280	—	43,280	—	43,280
Derivative financial liability	1,195,405	—	1,195,405	—	1,195,405
NOTE 8. STOCK-BASED COMPENSATION
In May 2014, Monarch stockholders ratified the adoption of the Monarch Bank 2014 Equity Incentive Plan (2014EIP), a stock-based compensation plan which succeeds the Monarch Bank 2006 Equity Incentive Plan (2006EIP). The 2006EIP had succeeded the Monarch Bank 1999 Incentive Stock Option Plan (1999ISO) and was the only plan under which equity-based compensation could be awarded. Like the 2006EIP, the 2014EIP authorizes the compensation committee to grant options, stock appreciation rights, stock awards, performance stock awards, and stock units to designated directors, officers, key employees, consultants and advisers to the Company and its subsidiaries.
The 2014EIP authorized the Company to issue up to 1,100,000 shares of Monarch Common Stock plus the number of shares of our common stock outstanding under the predecessor plans. The Plan also provides that no award may be granted more than 10 years after the May 2014 ratification date.
As of September 30, 2015, 1,271,661 shares were available for grants under all plans. A total of 429,715 shares are outstanding, all of which are non-vested restricted stock, subject to outstanding awards under the 2006EIP and 1999ISO. Restricted stock typically vests over a 60 month period. Total compensation costs are recognized over the service period to vesting.

No additional options were granted in the periods covered. There were 22,126 and 85,716 options exercised in the third quarter and first nine months of 2015. No options on shares were forfeited in the third quarter and first nine months of 2015. There are no remaining options outstanding at September 30, 2015.
Compensation expense related to our restricted stock totaled $165,751 and $503,927 in the third quarter and first nine months of 2015. The deferred tax benefit related to restricted stock totaled $11,487 for the first nine months of 2015. Remaining vesting periods are between 3 and 60 months with unrecognized remaining compensation expense of $1,860,061. We issued 9,350 and 89,430 shares of restricted stock in the third quarter and first nine months of 2015. Shares vested were 0 and 2,640 for the third quarter and first nine months of 2015. Shares forfeited were 5,390 and 17,600 for the third quarter and first nine months of 2015.
Share amounts have been restated to include the 11 for 10 stock dividend announced October 22, 2015 and payable December 4, 2015.
NOTE 9. SEGMENT REPORTING
Reportable segments include community banking and mortgage banking services. Community banking involves making loans to and generating deposits from individuals and businesses in the markets in which we have offices. Mortgage banking originates residential loans and subsequently sells them to investors. Our mortgage banking segment is a strategic business unit that offers different products and services. It is managed separately because the segment appeals to different markets and, accordingly, requires different technology and marketing strategies.
Beginning with the third quarter of 2015 and for all periods reported, the financial presentation for reportable segments has been modified to assist the reader in understanding the components of the segments. Funding for mortgage banking services' loans held for sale (LHFS) portfolio is provided by community banking services. For segmentation purposes the community banking segment charges the mortgage banking segment interest on average LHFS balances outstanding at a rate of the three month average 30 day London Interbank Offered Rate (LIBOR) plus 250 basis points.
The mortgage banking segment’s most significant revenue and expense is non-interest income and non-interest expense, respectively. Under the mortgage banking segment we have broken out "forward rate commitments and unrealized hedge gain (loss)" because these represent changes in the our derivative position. Our derivative position is impacted quarterly by the number and dollar volume of loans locked with a borrower but not closed, changes in the market value of notional security sales, and the delivery method utilized for closed but not committed loans.
In the event of early payment default, Monarch has recorded a reserve for loan repurchases which totaled $3,448,928 at September 30, 2015 and $3,013,396 at December 31, 2014. Our reserve for loan repurchases is not a part of our loan loss reserve and is carried in other liabilities. This reserve, which is an estimate of the potential for losses based on investor contracts, is not an indication that losses will occur and is periodically analyzed and adjusted through income.
We do not have other reportable operating segments. (The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of our annual 10-K.) All inter-segment sales prices are market based.
Segment information for the three and nine months ended September 30, 2015 and 2014 is shown in the following tables.

Selected Financial Information

Community Banking Segment
	Quarter Ended September 30,		Nine Months Ended September 30,
Income:	2015	2014	2015	2014
Interest income	$11,497,337	$10,146,001	$34,022,530	$30,363,286
Non-interest income	1,421,896	1,241,085	4,147,773	3,477,219
Total operating income	12,919,233	11,387,086	38,170,303	33,840,505
Expenses:
Interest expense	(810,201)	(927,677)	(2,357,383)	(2,875,675)
Provision for loan losses	—	—	(500,000)	—
Personnel expense	(4,508,952)	(3,710,706)	(13,953,654)	(11,313,463)
Other non-interest expenses	(3,096,694)	(3,072,872)	(9,641,771)	(8,801,195)
Total operating expenses	(8,415,847)	(7,711,255)	(26,452,808)	(22,990,333)
Income before income taxes	4,503,386	3,675,831	11,717,495	10,850,172
Provision for income taxes	(1,644,547)	(1,339,135)	(4,256,115)	(3,905,955)
Less: Net income attributable to non-controlling interests	(13,277)	(10,221)	(44,304)	(16,762)
Net income attributable to community banking segment	$2,845,562	$2,326,475	$7,417,076	$6,927,455

Mortgage Banking Segment
	Quarter Ended September 30,		Nine Months Ended September 30,
Income:	2015	2014	2015	2014
Interest income	$1,495,427	$1,442,668	$4,548,898	$3,489,898
Non-interest income	20,532,187	17,124,375	61,150,145	43,703,490
Total operating income	22,027,614	18,567,043	65,699,043	47,193,388
Expenses:
Interest expense	(1,056,510)	(949,867)	(3,225,788)	(2,223,307)
Personnel expense	(14,788,358)	(12,192,958)	(44,756,679)	(31,067,255)
Other non-interest expenses	(4,860,788)	(4,548,962)	(14,293,667)	(12,452,797)
Total operating expenses	(20,705,656)	(17,691,787)	(62,276,134)	(45,743,359)
Net operating income	1,321,958	875,256	3,422,909	1,450,029
Forward rate commitments and unrealized hedge gain (loss)	(833,649)	(61,919)	774,577	1,285,951
Income before income taxes	488,309	813,337	4,197,486	2,735,980
Provision for income taxes	(178,321)	(296,305)	(1,521,856)	(968,225)
Less: Net income attributable to non-controlling interests	(27,806)	(35,659)	(79,926)	(166,523)
Net income attributable to mortgage banking segment	$282,182	$481,373	$2,595,704	$1,601,232

Consolidated Statements of Income
	Quarter Ended September 30,		Nine Months Ended September 30,
Income:	2015	2014	2015	2014
Interest income	$11,936,254	$10,638,802	$35,345,640	$31,629,877
Non-interest income	20,739,028	17,898,934	66,631,455	49,706,458
Total operating income	32,675,282	28,537,736	101,977,095	81,336,335
Expenses:
Interest expense	(810,201)	(927,677)	(2,357,383)	(2,875,675)
Provision for loan losses	—	—	(500,000)	—
Personnel expense	(19,213,200)	(15,619,135)	(59,155,298)	(43,164,128)
Other non-interest expenses	(7,660,186)	(7,501,756)	(24,049,433)	(21,710,380)
Total operating expenses	(27,683,587)	(24,048,568)	(86,062,114)	(67,750,183)
Income before income taxes	4,991,695	4,489,168	15,914,981	13,586,152
Provision for income taxes	(1,822,868)	(1,635,440)	(5,777,971)	(4,874,180)
Less: Net income attributable to non-controlling interests	(41,083)	(45,880)	(124,230)	(183,285)
Net income attributable to Monarch Financial Holdings, Inc.	$3,127,744	$2,807,848	$10,012,780	$8,528,687

Elimination entries:
Interest income	(1,056,510)	(949,867)	(3,225,788)	(2,223,307)
Interest expense	1,056,510	949,867	3,225,788	2,223,307
Non-interest income	(1,215,055)	(466,526)	1,333,537	2,525,749
Personnel expense	84,110	284,529	(444,965)	(783,410)
Other non-interest expenses	297,296	120,078	(113,995)	(456,388)
Forward rate commitments and unrealized hedge gain (loss)	833,649	61,919	(774,577)	(1,285,951)

	Community Banking	Mortgage Banking	Elimination entries	Consolidated
Segment Assets
September 30, 2015	$970,334,316	$177,496,588	$(26,241,389)	$1,121,589,515
December 31, 2014	$915,134,865	$162,761,389	$(11,159,280)	$1,066,736,974
Capital Expenditures
September 30, 2015	$1,184,983	$360,347	$—	$1,545,330
December 31, 2014	$3,932,268	$352,505	$—	$4,284,773

NOTE 10. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets with indefinite lives are recorded at cost and reviewed at least annually for impairment based on evidence of certain impairment indicators. Intangible assets with identifiable lives are amortized over their estimated useful lives. The were no intangible assets at September 30, 2015.
Information concerning goodwill and intangible assets is presented in the following table:

	September 30, 2015	December 31, 2014
Goodwill	$775,000	$775,000

Goodwill is related the acquisition of a Maryland mortgage office plus certain other mortgage related assets in August 2007. Intangible assets related to this acquisition were fully amortized in 2014. Amortization expense for intangible assets totaled $0 for the nine months ending September 30, 2015. Amortization expense for intangible assets totaled $14,881 and $104,167 for the three and nine month periods ending September 30, 2014.

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
On July 29, 2009 we entered into an interest rate swap agreement with PNC Bank (PNC) of Pittsburgh, PA, for our $10 million Trust preferred borrowing, which carried a floating interest rate of 90 day London Interbank Offered Rate (LIBOR) plus 160 basis points. The terms of this hedge allowed us to mitigate our exposure to interest-rate fluctuations by swapping our floating rate obligation for a fixed rate obligation. The notional amount of the swap agreement was $10 million, and had an expiration date of September 30, 2014. Under the terms of the agreement, at the end of each quarter we swapped our floating rate for a fixed rate of 3.26%. Including the additional 160 basis points, the effective fixed rate of interest cost was 4.86% on our $10 million Trust Preferred borrowings.
The fixed-rate payment feature of this swap was structured to mirror the provisions of the hedged borrowing agreement. This swap qualified as a cash flow hedge and the underlying liability was carried at fair value in other liabilities, with the changes in fair value of the instrument included in Stockholders’ Equity in accumulated other comprehensive income. This swap was not renewed when it expired on September 30, 2014.
We enter into commitments for the future delivery of a mortgage loan at an agreed upon rate. These commitments are called Interest Rate Lock Commitments (IRLC) . The fair value of the IRLC is recorded at the end of the financial reporting period and adjusted for the expected exercise of the commitment before the loan is funded. In the third quarter 2015 and 2014 we recorded unrealized losses associated with IRLC of $122 thousand and $500 thousand, respectively. In the first nine months of 2015 and 2014 we recorded unrealized gains associated with IRLC of $1.3 million and $848 thousand, respectively.
In August 2014 we began participating in a mandatory delivery program for mortgage loans. To mitigate risk, we pair the IRLC with the sale of a notional security bearing similar attributes. At the time the loan is delivered to the investor, matched securities are repurchased. Gains or losses associated with this pairing are recorded in mortgage banking income on our consolidated income statement as incurred. We recorded unrealized losses related to the mandatory delivery program of $712 thousand and $520 thousand in the third quarter and first nine months of 2015 compared to unrealized gains of $438 thousand in the third quarter and first nine months of 2014. Year to date 2015, unrealized losses associated with mandatory delivery were $521 thousand.
We utilize the services of a third party to help monitor and manage our activities in this program. Included in mortgage income are realized gains related to our mandatory delivery program in the third quarter of 2015 and first nine months of 2015 of $250 thousand and $205 thousand, respectively, as compared to gain of $19 thousand as of third quarter and year to date 2014.
NOTE 12. LOW INCOME HOUSING TAX CREDITS
The Company has invested in one housing equity fund at September 30, 2015 and December 31, 2014. The general purpose of this fund is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. The Company accounts for this investment under the proportional amortization method and at September 30, 2015 and December 31, 2014, the investment in this fund, recorded in other assets on the consolidated balance sheet, was $458,356 and $500,000, respectively, with $13,882 of tax credits and other tax benefits related to these investments recognized on the consolidated statements of income in the quarter and $41,644 in the first nine months ending September 30, 2015. Total projected tax credits to be received for 2015 are $65,234, which is based on the most recent quarterly estimates received from the fund. Additional capital calls expected for the fund totals $494,500 at September 30, 2015 and December 31, 2014, and are included in other liabilities on the consolidated balance sheets.
NOTE 13. COMMON STOCK REPURCHASE

On September 24, 2015 we announced the Board of Monarch Financial Holdings, Inc., had approved the repurchase of up to five percent, or approximately 594,000 shares, of the Company's outstanding common stock. The repurchase program, which will expire September 22, 2016, may be conducted through open market purchases or privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors. There were no stock repurchases through September 30, 2015.
NOTE 14. SUBSEQUENT EVENT

As of November 3, 2015, the Company has repurchased and retired 19,074 shares of Monarch Financial Holdings, Inc., common stock at a total cost of $278,453.
On October 22, 2015, Board of Monarch Financial Holdings, Inc. had declared an 11 for 10 common stock dividend payable December 4, 2015, to shareholders of record on November 12, 2015. The Board also approved a quarterly common stock cash dividend of $0.09 per share for common shareholders of record on November 12, 2015, payable on November 30, 2015.

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
A significant amount of our income is generated from the net interest income earned by Monarch Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the average amount of interest-earning assets outstanding during the period and the interest rates thereon. Monarch Bank’s cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of our assets further influence the amount of interest income lost due to non-accrual loans and the amount of additions to the allowance for loan losses.
We also generate income from non-interest sources. Non-interest income sources include fee income from residential and commercial mortgage sales, bank related service charges, fee income from the sale of investment and insurance services, fee income from title services, income from bank owned life insurance (BOLI) and company owned life (COLI) policies, as well as gains or losses from the sale of investment securities.
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
Derivative Financial Instruments
We may use derivatives to manage risks related to interest rate movements. Interest rate swap contracts designated and qualifying as cash flow hedges are reported at fair value. The gain or loss on the effective portion of the hedge initially is included as a component of other comprehensive income and is subsequently reclassified into earnings when interest on the related debt is paid. We document our risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. Our interest rate risk management strategy is to stabilize cash flow requirements by maintaining interest rate swap contracts to convert variable-rate debt to a fixed rate. We did not hold any interest rate swap contracts at September 30, 2015 or December 31, 2014. We do not hold or issue derivative financial instruments for trading purposes.
Commitments to fund mortgage loans are Interest Rate Lock Commitments (IRLC) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are free standing derivatives. The fair value of the interest rate lock is recorded at the end of the financial reporting period and adjusted for the expected exercise of the commitment before the loan is funded. In order to hedge the change in interest rates resulting from its commitments to fund the loans, the Company enters into forward commitments for the future delivery of mortgage loans. Fair value of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair value of these derivatives are included in net gains on sale of loans.
We participated in a “mandatory” delivery program for mortgage loans in all periods presented. Under the mandatory delivery system, loans with interest rate locks are paired with the sale of a notional security bearing similar attributes. Interim income or loss on the pairing of the loans and securities is recorded in mortgage banking income on our income statement. In addition, at the time the loan is delivered to an investor, matched securities are repurchased and a gain or loss on the pairing is recorded in mortgage banking income on our income statement. We had $27.1 million in the mandatory delivery program at September 30, 2015 and $48.6 million at December 31, 2014.
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

RESULTS OF OPERATIONS
Net Income
Our consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, after all significant inter-company transactions have been eliminated. Net income attributable to our non-controlling interests were deducted from net income to arrive at net income attributable to Monarch Financial Holdings. Non-controlling interests' net income was $41 thousand and $46 thousand in the third quarters of 2015 and 2014, respectively. Year to date 2015 and 2014 net income attributable to non-controlling interests was $124 thousand and $183 thousand, respectively. The ensuing references and ratios are related to net income attributable to Monarch Financial Holdings, Inc., (hereon referred to as "net income") after net income attributable to non-controlling interests has been deducted.
Net Income Attributable to Monarch Financial Holdings, Inc.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$3,168,827	$2,853,728	$10,137,010	$8,711,972
Less: Net income attributable to non-controlling interests	(41,083)	(45,880)	(124,230)	(183,285)
Net income attributable to Monarch Financial Holdings, Inc.	$3,127,744	$2,807,848	$10,012,780	$8,528,687
Net income for the quarter ended September 30, 2015 was $3.1 million, an increase of $320 thousand or 11.4% over the same quarter in 2014. Net income for the first nine months of 2015 was $10.0 million, an increase of $1.5 million or 17.4% over prior year. Basic and diluted earnings per share for the third quarter of 2015 and 2014 were $0.26 and $0.24, respectively. Basic earnings per share for the first nine months of 2015 was $0.85 compared to $0.73, one year prior while diluted earnings per share were $0.84 and $0.73, for the same respective periods. Two important and commonly used measures of profitability are return on assets (net income as a percentage of average total assets) and return on equity (net income as a percentage of average stockholders’ equity). Our annualized return on assets (ROA) for the three and nine months ended September 30, 2015 was 1.11% and 1.21%, respectively, compared to 1.11% and 1.15% in 2014. Our annualized return on equity (ROE) for the third quarter of 2015 was 10.82% compared to 10.72% in 2014. Our ROE for the first nine months of 2015 was 12.00% compared to 11.27% for 2014.
Net interest income increased $1.4 million or 14.6% in the third quarter of 2015 compared to 2014, while non-interest income increased $2.8 million or 15.9% in 2015 compared to 2014. Non-interest expense increased $3.8 million or 16.2% in the third quarter of 2015 compared to 2014. For the first nine months of 2015 net interest income increased $4.2 million or 14.7% over 2014. Non-interest income increased $16.9 million or 34.0% and non-interest expense increased $18.3 million or 28.3% in the first nine months of 2015 compared to 2014.
A combination of higher interest income and lower interest expense was the source of net interest income growth in both the quarter and year to date, when compared to prior year. Strong mortgage production was the primary source of growth in non-interest income and related compensation and production expenses were the primary source of growth in non-interest expense.
We did not record a loan loss provision in the third quarter of 2015 but have recorded a loan loss provision of $500 thousand year to date. No loan loss provision was recorded in 2014. We reported zero charge offs and recoveries totaling $57 thousand in the third quarter of 2015 compared to net charge offs of $93 thousand in the third quarter of 2014. Net charge offs were $716 thousand in the first nine months of 2015 compared to recoveries in excess of charge offs of $318 thousand in the first nine months of 2014.
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
Interest rates have been at a record low since December 2008, when the federal funds rate set by the Federal Reserve Bank’s Federal Open Market Committee was reduced to 0.25%. Wall Street Journal Prime Rate (WSJ), which generally moves with the federal funds rate, has been 3.25% since December 2008, as well. With most investors and economists anticipating rates will begin to increase in the near future, the market has seen an increase in volatility. The competition between banks and other lending sources for high quality loans has increased with borrowers targeting longer term funding at, or below, the current market rates. Many lenders are accepting these terms while offering higher interest rates on the funding side. Monarch has felt the pressure, and loan growth has been challenging. However, we are maintaining the discipline that has kept credit quality strong and earnings consistent throughout our history and we believe when rates begin to increase, our balance sheet is adequately positioned for a response to the rise.
Net interest income was $11.1 million in the third quarter of 2015 compared to $9.7 million in 2014, an increase of $1.4 million or 14.6%. Interest income was $11.9 million in third quarter of 2015, an increase of $1.3 million or 12.2% over interest income of $10.6 million in the third quarter of 2014. Interest expense declined $117 thousand or 12.7% to $810 thousand in the third quarter of 2015 compared to $928 thousand in the third quarter of 2014. In the first nine months of 2015 net interest income was $33.0 million, an increase of $4.2 million compared to $28.8 million in the first nine months of 2014. Interest income was $35.3 million and interest expense was $2.4 million, year to date, 2015 compared to interest income of $31.6 million and interest expense of $2.9 million in the first nine months of 2014.
Our greatest earning assets are loans which are comprised of two major portfolio classifications: mortgage loans held for sale (LHFS) and loans held for investment (LHFI). Both portfolios provided growth in interest income in the third quarter and first nine months of 2015 compared to 2014.
LHFS, which are residential mortgages originated by our mortgage division and sold to investors, earn interest while on our books but at rates typically lower than our loans held for investment portfolio. This portfolio is also subject to greater fluctuations in outstanding balances due to a combination of market demand, economic conditions and the prevailing mortgage rates. Mortgage volume through the end of the third quarter of 2015 has already exceeded total production for all of 2014. Interest income on our mortgage loans held for sale was $1.5 million in the third quarter of 2015 compared to $1.4 million, one year prior. Average volume increased $9 million to $148 million in the third quarter of 2015 compared to $138 million in average volume in the third quarter of 2014. In the first nine months of 2015, average volume was $155 million, an increase of $46 million over the first nine months of 2014 and interest income was $4.5 million compared to $3.5 million in 2014. Average yield declined 12 basis points to 4.02% in the third quarter of 2015 compared to 4.14% in 2014. Year to date, average yield declined 35 basis points to 3.93% compared to 4.28% in 2014.
Loans held for investment are commercial, real estate, and consumer loans originated and maintained on the Bank's books. Average loan volume was $779 million in the third quarter of 2015, an increase of $86 million compared to $693 million in the third quarter of 2014. Year to date 2015, average loans held for investment increased $75 million to $773 million when compared to $697 million in 2014. Interest income increased $1.1 million in the quarter and $2.5 million in the first nine months of 2015 compared to 2014. Average yield increased 1 basis point in the quarter to 5.17% compared to 5.16% in 2014. Average yield declined 9 basis points in the first nine months of 2015 to 5.20% from 5.29%, one year prior. In 2014 a non-recurring interest income adjustment of $417 thousand contributed to the higher nine month yield.
Interest expense declined $117 thousand or 12.7% in the third quarter and $518 thousand or 18.0% in the first nine months of 2015 compared to 2014. Despite higher average deposit volume our interest expense declined specifically in time deposits and borrowings. The majority of our time deposits are short term, bearing lower interest cost. Borrowing costs declined because the interest rates on our borrowings decreased. Interest expense on interest bearing deposits declined $62 thousand or 7.8% to $728 thousand in the quarter and $329 thousand or 13.3% in the first nine months of 2015 compared to 2014. Interest expense on trust preferred subordinated debt declined $76 thousand, to $48 thousand, in the quarter and $228 thousand, to $142 thousand, in the first nine months of 2015 compared to 2014. The average interest cost on interest bearing deposits in the third quarter declined 7 basis points, to 0.43% from 0.50%. In the first nine months of 2015 average interest cost declined 10 basis points to 0.42% from 0.52%. We began to increase rates moderately on some of our deposit products in 2015 but, on average, they remain equal to or lower than the average rates in 2014 when we were lowering rates. Our $1.0 million FHLB borrowing that bore a rate of 4.96% matured in the third quarter of 2015. This combined with the maturity of an interest rate swap on our $10 million trust preferred subordinated debt, which swapped a variable rate instrument for a fixed rate instrument, was the source of the rate decline on borrowings. The expired fixed rate was 4.86% and the variable rate was the three month London Interbank Offering Rate (LIBOR) plus 160 basis points or 1.88% in the third quarter and 1.87% in the first nine months of 2015. There was also a shift in our borrowing mix in the quarter and year to date, when compared to 2014, due to lower rates on short term borrowing at the FHLB, which impacted yield.
For analytical purposes, net interest income is adjusted to a taxable equivalent basis to recognize the income tax savings on tax-exempt assets, such as bank owned life insurance (BOLI) and company owned life insurance (COLI) and state and municipal securities. A tax rate of 35% was used in both 2015 and 2014 when adjusting interest on BOLI, COLI and tax-exempt securities to a fully taxable equivalent basis. The difference between rates earned on interest-earning assets (with an adjustment made to tax-exempt income to provide comparability with taxable income, i.e. the FTE adjustment) and the cost of the supporting funds is measured by net interest margin.
Our net interest rate spread on a tax-equivalent basis increased 2 basis points in the quarter 4.03% from 4.01% in 2014. Our net interest margin for the third quarter of 2015 was 4.19%, an increase over 2014 of 1 basis point from 4.18%. For the first nine months of 2015 our net interest rate spread on a tax-equivalent basis increased 10 basis points to 4.13% from 4.03% in 2014 and our net interest margin increased 5 basis points to 4.26% from 4.21%.
BOLI and COLI have been included in interest earning assets. We purchased $6.0 million in BOLI in 2005. We purchased an additional $2.0 million in BOLI during the third quarter of 2014. In 2015 we purchased an additional $225 thousand in BOLI and $455 thousand in COLI, year to date 2015. Volatility in the market can impact COLI yield and in the third quarter that impact has been negative. Income on BOLI and COLI is not subject to federal income tax, giving it a tax-effective yield of 2.38% for the second quarter of 2015 compared to 4.53% in 2014. Year to date, the tax-effective yield on BOLI declined 89 basis points from 4.74% to 3.85%.
The following tables set forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and the related income, expense and corresponding weighted average yields and costs.

The following is an analysis of net interest income, on a taxable equivalent basis.

NET INTEREST INCOME ANALYSIS
(in thousands)

For the Three Months Ended September 30,
	2015			2014			2013
	Average Balance	Income/ Expense	Yield Rate (1)	Average Balance	Income/ Expense	Yield Rate (1)	Average Balance	Income/ Expense	Yield Rate (1)
ASSETS
Securities, at amortized cost (2)	$17,114	$76	1.76%	$23,211	$96	1.64%	$16,843	$61	1.43%
Loans, held for investment	779,116	10,161	5.17%	693,220	9,008	5.16%	689,868	9,241	5.31%
Mortgage loans, held for sale	147,670	1,495	4.02%	138,382	1,443	4.14%	136,660	1,424	4.13%
Federal funds sold	28,312	15	0.21%	25,860	15	0.23%	75,204	43	0.23%
Dividend-earning restricted equity securities	4,159	59	5.63%	3,173	21	2.63%	3,763	67	7.01%
Deposits in other banks	73,202	135	0.73%	38,305	62	0.64%	16,918	11	0.27%
Bank owned life insurance (2)	10,497	63	2.38%	8,269	94	4.53%	7,319	93	5.04%
Total earning assets	1,060,070	12,004	4.49%	930,420	10,739	4.58%	946,575	10,940	4.59%
Less: Allowance for loan losses	(8,868)			(9,115)			(11,305)
Nonperforming loans	3,997			7,917			2,864
Other non-earning assets	67,786			70,136			75,698
Total assets	$1,122,985			$999,358			$1,013,832
LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Demand	$52,005	$16	0.12%	$48,949	$19	0.15%	$47,782	$21	0.17%
Savings	19,467	14	0.29%	24,495	25	0.41%	22,170	23	0.41%
Money market savings	377,101	340	0.36%	371,549	334	0.36%	353,608	371	0.42%
Time deposits	218,019	358	0.65%	185,958	412	0.88%	233,027	565	0.96%
Total interest-bearing deposits	666,592	728	0.43%	630,951	790	0.50%	656,587	980	0.59%
Borrowings	33,872	82	0.96%	11,124	138	4.92%	11,258	141	4.98%
Total interest-bearing liabilities	700,464	$810	0.46%	642,075	$928	0.57%	667,845	$1,121	0.67%
Non-interest-bearing liabilities
Demand deposits	289,386			237,029			225,965
Other non-interest-bearing liabilities	18,421			16,347			26,064
Total liabilities	1,008,271			895,451			919,874
Stockholders’ equity	114,714			103,907			93,958
Total liabilities and stockholders’ equity	$1,122,985			$999,358			$1,013,832
Net interest income (2)		$11,194			$9,811			$9,819
Interest rate spread (2)(3)			4.03%			4.01%			3.92%
Net interest margin (2)(4)			4.19%			4.18%			4.12%

(1)	Yields are annualized and based on average daily balances.

(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 35%, with a $21,949 adjustment for 2015 and a $38,302 adjustment for 2014 and a $37,774 adjustment for 2013.

(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.

(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

For the Nine Months Ended September 30,
	2015			2014			2013
	Average Balance	Income/ Expense	Yield Rate (1)	Average Balance	Income/ Expense	Yield Rate (1)	Average Balance	Income/ Expense	Yield Rate (1)
ASSETS
Securities, at amortized cost (2)	$19,080	$254	1.78%	$24,932	$274	1.47%	$16,409	$186	1.52%
Loans, held for investment	772,539	30,035	5.20%	696,885	27,575	5.29%	695,194	27,257	5.24%
Mortgage loans, held for sale	154,789	4,549	3.93%	108,943	3,490	4.28%	217,203	5,931	3.65%
Federal funds sold	19,366	31	0.21%	46,071	80	0.23%	43,134	74	0.23%
Dividend-earning restricted equity securities	3,860	139	4.81%	3,317	73	2.96%	5,344	210	5.26%
Deposits in other banks	64,243	354	0.74%	35,098	153	0.58%	15,667	29	0.25%
Bank owned life insurance (2)	10,168	293	3.85%	7,734	274	4.74%	7,261	273	5.03%
Total earning assets	1,044,045	35,655	4.57%	922,980	31,919	4.62%	1,000,212	33,960	4.54%
Less: Allowance for loan losses	(8,831)			(9,116)			(11,251)
Nonperforming loans	5,322			7,462			2,977
Other non-earning assets	66,428			66,504			58,795
Total assets	$1,106,964			$987,830			$1,050,733
LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Demand	$54,825	$52	0.13%	$49,734	$59	0.16%	$50,076	$72	0.19%
Savings	19,614	41	0.28%	23,816	72	0.40%	22,404	69	0.41%
Money market savings	379,207	969	0.34%	370,986	1,042	0.38%	342,291	1,118	0.44%
Time deposits	230,175	1,072	0.62%	194,852	1,290	0.89%	260,307	1,771	0.91%
Total interest-bearing deposits	683,821	2,134	0.42%	639,388	2,463	0.52%	675,078	3,030	0.60%
Borrowings	27,500	223	1.08%	11,048	412	4.96%	46,706	712	2.04%
Total interest-bearing liabilities	711,321	$2,357	0.44%	650,436	$2,875	0.59%	721,784	$3,742	0.69%
Non-interest-bearing liabilities
Demand deposits	266,661			222,069			206,886
Other non-interest-bearing liabilities	17,391			14,180			30,701
Total liabilities	995,373			886,685			959,371
Stockholders’ equity	111,591			101,145			91,362
Total liabilities and stockholders’ equity	$1,106,964			$987,830			$1,050,733
Net interest income (2)		$33,298			$29,044			$30,218
Interest rate spread (2)(3)			4.13%			4.03%			3.85%
Net interest margin (2)(4)			4.26%			4.21%			4.04%

(1)	Yields are annualized and based on average daily balances.

(2)
Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 35%, with a $118,320 adjustment for 2015 and a $111,625 adjustment for 2014 and a $111,457 adjustment for 2013.

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
RECONCILIATION OF NET INTEREST INCOME
TO TAX EQUIVALENT INTEREST INCOME

Non-GAAP	For the Three Months Ended September 30,
	2015	2014	2013
Interest income:
Total interest income	$11,936,254	$10,638,802	$10,841,843
Bank owned life insurance	40,763	61,397	60,401
Tax equivalent adjustment (35% tax rate)
Bank owned life insurance	21,949	33,060	32,523
Municipal securities	5,232	5,242	5,251
Adjusted income on earning assets	12,004,198	10,738,501	10,940,018
Interest expense:
Total interest expense	810,201	927,677	1,121,031
Net interest income—adjusted	$11,193,997	$9,810,824	$9,818,987

Non-GAAP	For the Nine Months Ended September 30,
	2015	2014	2013
Interest income:
Total interest income	$35,345,640	$31,629,877	$33,671,200
Bank owned life insurance	190,637	178,075	177,713
Tax equivalent adjustment (35% tax rate)
Bank owned life insurance	102,650	95,887	95,692
Municipal securities	15,670	15,738	15,765
Adjusted income on earning assets	35,654,597	31,919,577	33,960,370
Interest expense:
Total interest expense	2,357,383	2,875,675	3,742,636
Net interest income—adjusted	$33,297,214	$29,043,902	$30,217,734

Adjusted net interest income increased $1.4 million in the third quarter of 2015 compared to 2014 and $4.3 million in the first nine months of of 2015 compared to 2014. Interest income increased $1.3 million quarter over quarter and $3.7 million year over year, while interest expense declined $118 thousand in the quarter and $519 thousand year to date.
Changes in Net Interest Income (Rate/Volume Analysis)
Net interest income is the product of the volume of average earning assets and the average rates earned, less the volume of average interest-bearing liabilities and the average rates paid. The portion of change relating to both rate and volume is allocated to each of the rate and volume changes based on the relative change in each category.
The primary contributor to the increase interest income in the quarter was growth in volume from our loans held for investment. Quarter over quarter, an additional $1.2 million in interest income was primarily volume driven. Year to date, growth in both our loans held for investment and loans held for sale were the main source of income growth. In both portfolios, lower rates reduced some of the income benefits achieved through growth. The net contribution to income growth from loans was $3.5 million.
Interest expense declined $118 thousand in the third quarter and $518 thousand in the first nine months of 2015 driven by lower rates net of volume increases. In the third quarter, with the exception of money market accounts, lower rates on all deposit categories outpaced interest costs associated with growth for a net reduction in interest expense of $62 thousand. In the first nine months of 2015, savings in interest expense due to lower rates in all deposit categories outpaced growth related expense for a $329 net savings compared to 2014. Lower rates on borrowings that were partially offset by volume growth resulted in a $56 thousand decline in interest expense in the quarter. Year to date, lower rates on borrowings net of growth related interest expense resulted in a $189 thousand decline in interest expense.
The decline in net interest income during the third quarter and first nine months of 2014 compared to 2013 was the result of negative trends in the Company's interest earning assets which out-paced benefits achieved through liability management. Lower rates on our loans held for investment portfolio in the third quarter resulted in a $234 thousand decrease in interest income despite a moderate increase in volume. Year to date lower volume in our mortgage loans held for sale portfolio resulted in a $2.4 million reduction in interest income which was only partially offset by interest growth in our loans held for investment provided through increased rates and volume.
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
RATE / VOLUME ANALYSIS
(in thousands)

	For the Three Months Ended September 30,
	2015 vs. 2014			2014 vs. 2013
	Interest Increase (Decrease)	Change Attributable to		Interest Increase (Decrease)	Change Attributable to
		Rate	Volume		Rate	Volume
Interest income
Securities	$(20)	$7	$(27)	$35	$10	$25
Loans held for investment	1,153	33	1,120	(234)	(279)	45
Mortgage loans held for sale	52	(43)	95	20	2	18
Federal funds sold	—	(1)	1	(28)	1	(29)
Dividend-earning restricted equity securities	38	30	8	(46)	(37)	(9)
Deposits in other banks	73	10	63	51	28	23
Bank owned life insurance	(31)	(52)	21	—	(3)	3
Total interest income	$1,265	$(16)	$1,281	$(202)	$(278)	$76

Interest expense
Deposits:
Demand	$(3)	(4)	1	$(2)	(3)	1
Savings	(11)	(6)	(5)	2	—	2
Money market	6	1	5	(37)	(55)	18
Time	(54)	(118)	64	(154)	(47)	(107)
Total deposits	(62)	(127)	65	(191)	(105)	(86)
Borrowings	(56)	(175)	119	(3)	(1)	(2)
Total interest expense	(118)	(302)	184	(194)	(106)	(88)
Net interest income	$1,383	$286	$1,097	$(8)	$(172)	$164

	For the Nine Months Ended September 30,
	2015 vs. 2014			2014 vs. 2013
	Interest Increase (Decrease)	Change Attributable to		Interest Increase (Decrease)	Change Attributable to
		Rate	Volume		Rate	Volume
Interest income
Securities	$(20)	$51	$(71)	$88	$(6)	$94
Loans held for investment	2,460	(489)	2,949	318	252	66
Mortgage loans held for sale	1,059	(308)	1,367	(2,441)	895	(3,336)
Federal funds sold	(49)	(6)	(43)	6	1	5
Dividend-earning restricted equity securities	66	52	14	(137)	(74)	(63)
Deposits in other banks	201	48	153	124	65	59
Bank owned life insurance	19	(57)	76	1	(16)	17
Total interest income	$3,736	$(709)	$4,445	$(2,041)	$1,117	$(3,158)

Interest expense
Deposits:
Demand	$(7)	(13)	6	$(13)	(13)	—
Savings	(31)	(20)	(11)	3	(1)	4
Money market	(73)	(96)	23	(76)	(165)	89
Time	(218)	(426)	208	(481)	(47)	(434)
Total deposits	(329)	(555)	226	(567)	(226)	(341)
Borrowings	(189)	(488)	299	(300)	515	(815)
Total interest expense	(518)	(1,043)	525	(867)	289	(1,156)
Net interest income	$4,254	$334	$3,920	$(1,174)	$828	$(2,002)

Non-Interest Income
Non-interest income was $20.7 million in the third quarter and $66.6 million in the first nine months of 2015. This represents an increase of $2.8 million, or 15.9% in the quarter and $16.9 million, or 34.1%, year over year. Mortgage banking income, which is our largest source of non-interest income, was the primary source of the changes. Non-interest income is broken out into more detail in the following table.
NON-INTEREST INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Mortgage banking income	$19,317,222	$16,657,849	$62,484,072	$46,229,239
Service charges and fees	598,494	559,497	1,673,838	1,568,288
Title company income	246,494	180,402	721,184	452,890
Bank owned life insurance income	40,763	61,397	190,637	178,075
Investment and insurance commissions	471,182	428,265	1,215,850	1,209,624
(Loss) gain on sale of assets	(8,549)	(266)	71,310	(266)
Gain on call of securities	500	—	500	—
Other	72,922	11,790	274,064	68,608
	$20,739,028	$17,898,934	$66,631,455	$49,706,458
Mortgage banking income represents fees from originating and selling residential mortgage loans. Mortgage banking income grew in the third quarter and first nine months of 2015 compared to 2014 due to higher loan volume. The following table summarizes quarterly mortgage loan production for the first nine months of 2015 compared to 2014.

Mortgage Banking Income
	2015			2014
	Number	Dollar Volume (000s)	Purchase	Number	Dollar Volume (000s)	Purchase
First Quarter	1,840	$487,423	53.0%	1,103	$271,233	80.8%
Second Quarter	2,356	605,599	66.0%	1,677	446,863	85.0%
Third Quarter	2,053	527,514	82.7%	1,715	440,784	83.7%
Fourth Quarter	—	$—	—%	1,698	$445,846	69.1%
Year to Date	6,249	$1,620,536	71.3%	6,193	$1,604,726	79.5%
Investment and insurance income increased $43 thousand in the third quarter and $6 thousand in the first nine months of 2015 due to year over year production fluctuations. Income from Monarch Bank Private Wealth ("MBPW") is derived from a combination of new business and fees on existing business. MBPW offers products and services and asset management through affiliation with Raymond James Financial Services, Inc.
Service charges and fees on deposit accounts increased $39 thousand in the third quarter and $106 thousand in the first nine months of 2015 compared to 2014. The primary components of service charges and fees are non-sufficient fund and overdraft fees and ATM transaction fees and merchant service fees. Income growth is attributable to increases in our demand deposit products, year over year and increased merchant service income. We offer a credit card product through a third party vendor which has added to fee income. Monarch has an agreement with a third-party vendor to brand ATMs in Food Lion grocery stores in southeast Virginia and northeast North Carolina. In return for supplying the cash for the machines and paying the machines’ cash servicing fees, we receive a portion of the transaction surcharge, and our customers can withdraw cash from the machines without a fee or transaction surcharge. We have 12 ATMs located at our banking center sites. Combined with our third-party vendor relationship, our network includes 50 active branded ATMs.
Through Monarch Investment, LLC, we own a 75% interest in a title company, Real Estate Security Agency, LLC (RESA), which is being treated as a consolidated entity for accounting purposes. RESA's income increased $66 thousand in the third quarter and $268 thousand year to date 2015 compared to 2014 driven by higher real estate closings in 2015.
Income from bank owned life insurance (BOLI) and company owned life insurance (COLI) declined $21 thousand in the quarter but increased $13 thousand in the first nine of 2015 compared to 2014 due to market volatility associated with COLI and the purchase of additional insurance discussed previously. Losses on the retirement of furniture and equipment totaled $9 thousand in the third quarter or 2015. Net gains on the sale of assets in the first nine months of 2015 were $71 thousand, due to the sale of bank autos. We recorded a $500 gain on a security that was called in the third quarter of 2015. This is the only gain on securities year to date and there were no gains on securities in the first nine months of 2014.
Included in other non-interest income are fees from our wholly owned commercial mortgage banking subsidiary, Monarch Capital, LLC. Fees reported in the third quarter and first nine months of 2015 were $63 thousand and $201 thousand, respectively. No fees related to Monarch Capital, LLC were recorded for the same respective periods in 2014.

Non-interest Expense
The following table summarizes our non-interest expense for the periods indicated:

NON-INTEREST EXPENSE

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Salaries and employee benefits	$10,099,413	$8,571,995	$29,791,207	$25,336,002
Commissions and incentives	9,113,787	7,047,140	29,364,091	17,828,126
Loan expense	1,617,713	1,552,162	6,007,337	4,975,873
Occupancy expenses, net of rental income	1,526,334	1,553,220	4,461,573	4,588,735
Furniture and equipment expense	900,200	911,446	2,643,353	2,547,722
Marketing expense	1,033,207	801,403	2,682,366	2,121,152
Data processing services	529,144	601,644	1,758,462	1,557,728
Professional fees	253,121	318,312	1,057,239	901,886
Telephone	346,385	325,405	1,025,294	929,993
FDIC Insurance	132,317	118,426	418,620	397,774
Stationery and supplies	94,626	120,941	322,566	358,544
Virginia Franchise Tax	224,481	208,869	656,832	618,689
Postage and shipping	100,179	102,368	295,244	343,781
Travel expense	154,972	186,127	497,679	396,783
ATM expense	112,893	118,067	296,885	284,772
Amortization of intangibles	—	14,881	—	104,167
Insurance expense	65,865	93,468	294,224	204,708
Title expense	33,796	27,346	112,171	64,898
Other real estate (gains) expense	(11,457)	66,439	44,869	76,175
Rental income, other real estate	—	(7,800)	(1,955)	(7,800)
(Gain) loss on sale of other real estate, net	—	(9,042)	51,035	24,221
Valuation adjustments repossessed property	100,000	—	100,000	—
Other	446,410	398,074	1,325,639	1,220,579
	$26,873,386	$23,120,891	$83,204,731	$64,874,508
Total non-interest expenses increased $3.8 million to $26.9 million in the quarter and $18.3 million to $83.2 million in the first nine months of 2015 compared to 2014. Net overhead expense, which is the difference between non-interest income and non-interest expense, increased $912 thousand in the quarter and $1.4 million in the first nine months of 2015 compared to 2014.
Employee compensation; in the form of salaries, benefits, commissions and incentives, represent approximately 72% of non-interest expense in the third quarter of 2015 compared to 68% in 2014. In the first nine months of 2015 these expenses represent 71% of non-interest expense compared to 67% in 2014. The number of full time equivalent employees at September 30, 2015 totaled 651compared to 672 one year prior. Salaries and benefits increased $1.5 million or 18%, quarter over quarter and $4.5 million or 18% in the first nine months compared to prior year, driven by mortgage bonuses, profit sharing compensation expense, annual salary increases, lower deferred compensation on loan originations, higher employment taxes and health insurance costs. In 2015, we modified our treatment of short term loan fees resulting in lower deferred compensation on loan originations which is a reduction to salary expense. A change in the compensation mix of several highly compensated employees resulted in higher salary expense. Commissions and incentives have increased $2.1 million in the quarter and $11.5 million in the first nine month of 2015 driven by higher mortgage loans held for sale production. A significant number of our mortgage division employees are commission based.
We are committed to providing our clients with optimal service through our employees, facilities and technology. To that end we evaluate our branch locations, aesthetics, potential areas for expansion and operations continuously. Costs associated with occupancy expense, furniture and equipment fluctuate due to this commitment. Late in the second quarter of 2015, we expanded our downtown Norfolk office to incorporate a MBPW office. Additionally, in the first quarter of 2015 we relocated our Towne Center office to better serve our client base. Branding and giving back to the community through participation in community projects is important to us and is reflected by our marketing expense. Loan expense is driven by the mortgage volume noted previously. We continuously evaluate and upgrade technology and technology security. Our sales teams are frequently on the move and rely heavily on cellphones and related technology.

We do not have any properties in other real estate at September 30, 2015. Year to date, three properties have been sold for a net loss of $51,035. One property was sold in the third quarter of 2014 at a gain of $9,042 and two properties were sold in the first nine months of 2014 at a net loss of $24,221. There were no valuation adjustments on other real estate recorded in either year to date. Rental income on other real estate was $0 in the third quarter $2 thousand in the first nine of 2015 and $0 for the same periods in 2014. An insurance refund in the third quarter of 2015 resulted in an expense recovery of $11 thousand related to the maintenance and sale of other real estate. Year to date expenses total $45 thousand. Expenses related to the maintenance and sale of other real estate were $66 thousand and $76 thousand in the third quarter and first nine months of 2014. We recorded a valuation adjustment for a repossessed aircraft in the third quarter and first nine months of 2015.
The following summary identifies non-interest expenses with the most significant quarter-over-quarter change.

	Change - Increase (Decrease) For the Three Months Ended September 30, 2015		Change - Increase (Decrease) For the Nine Months Ended September 30, 2015
	Dollars	Percentage	Dollars	Percentage
Commissions and incentives	$2,066,647	29.3%	$11,535,965	64.7%
Salaries and employee benefits	1,527,418	17.8%	4,455,205	17.6%
Marketing expense	231,804	28.9%	561,214	26.5%
Loan expense	65,551	4.2%	1,031,464	20.7%
Telephone expense	20,980	6.4%	95,301	10.2%
Income Statement Impact of Forward Rate Commitments and Unrealized Hedge Gain (Loss)
Included in mortgage banking income, commissions and incentives, and loan expense are accruals for changes in income related to interest rate lock commitments, and fair value adjustments related to hedging. The offset for these accruals are found in the consolidated statements of condition. These accounting estimates, which are required by GAAP, create volatility in our financial statements because they accelerate earnings recognition and are driven by volume changes and market conditions. These unrealized estimates are made at a specified point in time and do not necessarily reflect the actual income or losses that will occur. Realized gains and losses from hedge activities are carried separately and included in mortgage banking income.
Interest rate lock commitments are a commitment at a specific rate to an identified potential borrower for a specified time period in the future. That specified time period is typically between 15 and 45 days from the date of initial lock. Although they represent a guaranteed commitment by the bank to a potential borrower, they do no represent an actual closed loan and that potential borrower may decide not to borrow from us at any time until the lock expires. Based on GAAP, unearned income and expenses related to these commitments must be recorded on our consolidated statements of income at quarter end, as if the loans had closed. Changes in the number and dollar volume of these commitments between quarters has a direct impact on earnings. If the number and dollar volume declines between measurement periods, rate lock income will most likely decline, whereas, an increase in number and dollar volume will most likely create an increase in income. Additionally, because the income or loss is an unrealized estimate with consolidated statements of condition offset, year to date measurements are impacted by reversals of prior period end levels.
For mortgage loans committed to our mandatory delivery program, loans with interest rate locks are paired with the sale of a notional security bearing similar attributes. The assumption is the two products will move in direct correlation in opposite directions and thereby reduce the risk of pricing movements. Interim income or losses on the pairing of the loans and securities is recorded in mortgage banking income on our consolidated statements of income with offset in our consolidated statements of condition. As with forward rate commitments, volume changes can impact the dollar value of notional shares between periods and an uncoupling of the mortgage market with the securities market due to volatility can impact the fair value of the securities. Year to date measurements are impacted by prior year levels because of the reversal of the accrual.
Loans in our mandatory delivery program that have closed but have not been committed to an investor are also required to be reported as if sold to an investor. A unrealized gain or loss on the loan is recorded in consolidated statements of income with offset to the consolidated statements of condition based on the market rate for a similar product at the measurement date.
The following summary identifies the components in non-interest income and non-interest expense related to forward rate commitments and unrealized hedge gain (loss) found in our consolidated statements of income with offset in our consolidated statements of condition:

	Quarter Ended September 30,		Nine Months Ended September 30,
Non-interest income:	2015	2014	2015	2014
Hedge income (loss)	$173,430	$480,760	$(461,244)	$480,760
Mark to market hedge income (loss)	(884,932)	(42,461)	(59,485)	(42,461)
Rate lock income (expense)	(503,553)	(904,825)	1,854,266	2,087,450
Change in non-interest income	(1,215,055)	(466,526)	1,333,537	2,525,749
Non- interest expense:
Rate lock commissions	84,110	284,529	(444,965)	(783,410)
Rate lock loan expense	297,296	120,078	(113,995)	(456,388)
Change in non-interest (expense)	381,406	404,607	(558,960)	(1,239,798)
Forward rate commitments and unrealized hedge gain (loss)	(833,649)	(61,919)	774,577	1,285,951
Income Taxes
Our federal income tax provision was $1.8 million in the third quarter of 2015 compared to $1.5 million in the third quarter of 2014. Year to date, our federal income tax provisions was $5.5 million compared to $4.5 million in 2014. State income tax provision for the states of Maryland, North Carolina and South Carolina totaled $106 thousand and $129 thousand in the third quarter of 2015 and 2014, respectively. In the first nine months of 2015 state taxes were $324 thousand compared to $329 thousand in 2014.
BOLI income and certain municipal securities are not subject to federal income tax. We had tax exempt income of $51 thousand in the third quarter and $220 thousand in the first nine months of 2015 compared to $71 thousand and $207 thousand in the third quarter and first nine months of 2014.
Certain expenses related to marketing and executive retirement plans are non-deductible for tax purposes. These non-deductible expenses totaled $293 thousand and $783 thousand in the third quarter and first nine months of 2015. They totaled $151 thousand and $207 thousand in the third quarter and first nine months of 2014.
The table below presents a summary of income taxes and the effective tax rate for quarters ended June 30, 2015 and 2014.

Income Tax Summary
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Income tax provision	$1,882,868	$1,635,440	$5,777,971	$4,874,180
Less: state tax provision	105,840	129,248	323,918	329,095
Federal tax provision	$1,777,028	$1,506,192	$5,454,053	$4,545,085

Net income before tax	$4,991,695	$4,489,168	$15,914,981	$13,586,152

Effective federal tax rate	35.6%	33.6%	34.3%	33.5%

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
GENERAL
Total assets were $1.122 billion at September 30, 2015, a $54.9 million or 5.1% increase compared to assets of $1.067 billion at December 31, 2014. Total cash and cash equivalents were $101.7 million, an increase of $36.3 million or 55.5% over year end 2014. Mortgage loans held for sale increased $5.5 million or 3.8% and loans held for investment increased $18.1 million or 2.3%. Investment securities declined $8.7 million or 36.8%.
Cash and cash equivalents, which fluctuate daily based on our liquidity levels and mortgage settlement activity, increased $36.3 million. This increase is due to a $25.8 million increase in interest bearing bank balances and a $13.0 million increase in federal funds sold. Included in interest bearing bank balances are fixed rate deposits which have maturities between two months and five years. These fixed rate deposits, which were $29.8 million at September 30, 2015, have increased $6.3 million since year end 2014.
Our mortgage loans held for sale portfolio represents mortgage loans that have been closed and are awaiting investor funding. A majority of our mortgage loans are pre-sold. These loans typically remain on our books for thirty to forty-five days. Outstanding balances, which are dependent on the current mortgage market, the timing of closings, and investor turn around, may fluctuate significantly between periods. Production levels peaked in the second quarter. Dollar volume in the third quarter was $81.7 million higher than the December 2014 quarter end, however investor turn around has shortened and the outstanding balances at September 30, 2015 are only $5.5 million higher than year end. Our loans held for investment portfolio which is comprised primarily of commercial loans and real estate loans increased $18.1 million in the first nine months of 2015. The majority of this growth was in commercial real estate, real estate construction, and commercial loans.
During the first nine months of 2015, we purchased an additional $455 thousand in bank owned life insurance (BOLI) and $225 thousand in company owned life insurance (COLI). Income from BOLI and COLI is not subject to federal income tax. Restricted equity securities include stock in the Federal Reserve, Federal Home Loan Bank and other bankers' banks. The level of stock we retain is subject to evaluation by the various entities and may result in a periodic increase or decrease in share level. Our stock in the Federal Home Loan Bank increased due to borrowing levels. Investment securities declined $8.7 million due to maturities and calls, net of purchases.
Total liabilities were $1.01 billion at September 30, 2015, an increase of $46.4 million or 4.8% from December 31, 2014 liabilities of $959.2 million. Total deposits, which are our primary liability source, increased $42.8 million to $962.2 million at September 30, 2015 compared to $919.4 million at year-end 2014. Total borrowings declined $1.1 million at September 30, 2015 compared to December 31, 2014.
Non-interest bearing demand deposits increased $41.4 million or 17.6% in the first nine months of 2015 and time deposits increased $10.1 million. Interest bearing demand deposits declined $4.3 million, money market accounts declined $3.6 million and savings deposits declined $740 thousand.
Our non-interest bearing deposits represent 28.8% and 25.6% of our total deposits at September 30, 2015 and December 31, 2014, respectively. Commercial and small business checking accounts comprise the largest percentage of non-interest bearing demand deposits. At September 30, 2015, commercial checking accounts increased $28.3 million over December 31, 2014 and at $171.3 million were 62% of non-interest bearing demand. Small business checking accounts declined $2.5 million to $60.1 million, 22% of non-interest bearing demand. We are primarily a business bank and, as such, have focused our efforts on obtaining company operating accounts, which are demand deposit accounts. Attorney escrow accounts at $20.4 million represented 8% of non-interest bearing deposits at September 30, 2015 and increased $7.6 million compared to December 31, 2014. Escrow accounts ordinarily house real estate funds, which makes them sensitive to the growth within the real estate market. Our focus on the business sector, coupled with the growth in business operating accounts, has resulted in continued growth in demand deposits.
Interest bearing demand deposits declined $4.3 million from December 31, 2014. Interest bearing demand deposits represent 9.0% of interest bearing deposits. Money market and time deposits ("CDs") represent 88.1% and savings deposits represent 2.9%, of interest bearing deposits. Money market deposits, which were $365.6 million at September 30, 2015, decreased $3.6 million since December 31, 2014. Brokered money market deposit accounts are included in our money market totals at both September 30, 2015 and December 31, 2014 and declined $2.9 million since year end. We have been managing money market account growth through pricing of our multi-tiered money market product, while keeping rates attractive and highly competitive in the market. We began increasing the rates on our money market accounts earlier in 2015 in order to remain competitive with other banks in the area and retain deposits. Money market accounts are the most suitable product for individuals who typically invest in non-bank products because rates are higher than demand and savings accounts but they have withdrawal features more flexible than CDs. Therefore, our money market balances have the potential to be adversely impacted in the future when the economy is more stable and investors return to higher, but riskier, rate alternatives.
Outstanding CDs increased $10.1 million to $238.3 million at September 30, 2015 compared to December 31, 2014. Included in CDs are brokered CDs which are used along with our brokered money market accounts and Federal Home Loan Bank ("FHLB") borrowings to fund our loans held for sale portfolio. The majority of these brokered CDs are Certificate of Deposit Account Registry Service® (CDARS), which are typically short term, with maturities of between 4 and 13 weeks. However, we also house certain municipal deposits in CDARS because of the additional deposit insurance protection offered by the product. Brokered deposits increased $21.7 million at September 30, 2015 compared to December 31, 2014. Our remaining CD portfolio has continued to decline, by design. CD shoppers typically expect higher interest rates. We have focused on relationship pricing for CDs, with non- clients receiving lower rates for CDs than existing clients, thereby encouraging relationships which are beneficial to both the Bank and our clients.

Borrowings at the FHLB declined $1.1 million at September 30, 2015 compared to December 31, 2014 due to the maturity of a long term principal reducing credit. When advantageous to pricing and margin management, we utilize this borrowing source to fund our loans held for sale portfolio along with CDARs.
Excluding brokered deposits, our loans held for investment to deposit ratio was 96.4% and 95.0% for September 30, 2015 and December 31, 2014, respectively.
Stockholders’ equity was $116.0 million at September 30, 2015, compared to $107.5 million at December 31, 2014. Components of the increase in stockholders’ equity include net income of $10.1 million, increase in unrealized losses in other comprehensive income of $64 thousand, exercised stock options of $703 thousand, and stock based compensation totaling $515 thousand, offset by common stock dividend payments of $2.8 million, and distributions to non-controlling interests of $125 thousand.

Loans Held for Investment
Our lending activities are our principal source of income. Loans held for investment, net of unearned income, increased $18.1 million or 2.3% in the first nine months of 2015. Our allowance for loan losses declined $216 thousand after a provision of $500 thousand and net charge offs of $716 thousand.
The following table provides a breakdown, by segment of our loans held for investment at September 30, 2015 and December 31, 2014.
LOANS HELD FOR INVESTMENT

	September 30, 2015	December 31, 2014
Commercial	$144,442,243	$138,430,999
Real estate
Construction	182,341,860	172,502,330
Residential (1-4 family)	112,693,917	109,404,283
Home equity lines	61,116,888	67,487,000
Multifamily	12,305,368	21,809,189
Commercial	270,747,715	256,966,820
Real estate subtotal	639,205,748	628,169,622
Consumers
Consumer and installment loans	7,187,045	5,968,990
Overdraft protection loans	74,824	96,736
Loans to individuals subtotal	7,261,869	6,065,726
Total gross loans	790,909,860	772,666,347
Unamortized loan fees, net of deferred costs	(205,364)	(76,812)
Loans held for investment, net of unearned income	790,704,496	772,589,535
Allowance for loan losses	(8,733,152)	(8,948,837)
Total net loans	$781,971,344	$763,640,698
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
5 Acceptable with care
The following is a breakdown between pass and watch list loans at September 30, 2015 and December 31, 2014. There were no loans risk graded Doubtful (8) or Loss (9) included in our portfolio at September 30, 2015 or December 31, 2014.

PASS AND WATCH LIST LOANS

	September 30, 2015
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$144,205,491	$203,250	$33,502	$144,442,243	3.34
Real estate
Construction	181,153,335	693,028	495,497	182,341,860	3.19
Residential (1-4 family)	108,467,155	1,068,167	3,158,595	112,693,917	3.78
Home equity lines	59,848,157	—	1,268,731	61,116,888	4.14
Multifamily	12,305,368	—	—	12,305,368	3.43
Commercial	268,693,316	1,020,903	1,033,496	270,747,715	3.48
Real estate subtotal	630,467,331	2,782,098	5,956,319	639,205,748	3.51
Consumers
Consumer and installment loans	7,119,586	—	67,459	7,187,045	4.03
Overdraft protection loans	72,177	—	2,647	74,824	4.68
Loans to individuals subtotal	7,191,763	—	70,106	7,261,869	4.04
Total gross loans	$781,864,585	$2,985,348	$6,059,927	$790,909,860	3.49

	December 31, 2014
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$135,292,747	$1,588,289	$1,549,963	$138,430,999	3.31
Real estate
Construction	171,136,553	93,397	1,272,380	172,502,330	3.26
Residential (1-4 family)	101,860,683	177,735	7,365,865	109,404,283	3.93
Home equity lines	66,282,828	102,575	1,101,597	67,487,000	4.12
Multifamily	19,616,130	2,193,059	—	21,809,189	3.53
Commercial	253,525,106	2,029,203	1,412,511	256,966,820	3.54
Real estate subtotal	612,421,300	4,595,969	11,152,353	628,169,622	3.59
Consumers
Consumer and installment loans	5,893,286	—	75,704	5,968,990	4.04
Overdraft protection loans	96,736	—	—	96,736	4.64
Loans to individuals subtotal	5,990,022	—	75,704	6,065,726	4.05
Total gross loans	$753,704,069	$6,184,258	$12,778,020	$772,666,347	3.55
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
We evaluate additional risk inherent in our satisfactory risk grade groups through a methodology that looks at these loans on a pool basis by loan segment which is further delineated by purpose. Each segment is assigned an expected loss factor based on a moving average “look-back” at our historical losses for that particular segment. In 2014, we reexamined our loss history and determined a five year "look back" or twenty quarter history would be a more prudent approach to modeling historical losses than our previous four year "look back". Therefore, at September 30, 2014 we began extending our "look-back" period. At September 30, 2015 our model includes a twenty quarter or five year "look back". This methodology provides a supportable means of evaluating the potential risk in our portfolio because the delineation by purpose establishes a stronger focus on areas of weakness and strength within the portfolio.
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
We did not record a provision for loan losses in the third quarter of 2015 but we recorded a $500 thousand provision in the first nine months of 2015. There were no provisions for loan losses in 2014. Based on the current economic environment and the composition of our loan portfolio, the level of our charged-off loans combined with our loss experience, we consider our loan loss allowance sufficient to meet the losses inherent in our portfolio.
Loans charged off during third quarter of 2015 totaled $0 compared to $181,319 for the same period in 2014. Recoveries totaled $56,791 in the third quarter of 2015 compared to $88,197 for the same period in 2014. Year to date, loans charged off totaled $885,381 in 2015 compared to $378,474 in 2014 and recoveries totaled $169,696 in 2015 compared to $293,860 in 2014. The ratio of net charge-offs to average outstanding loans for the third quarter of 2015 was (0.01%) compared to 0.01% in 2014. Year to date, the ratio of net charge-offs to average outstanding loans in 2015 was 0.09% compared to 0.01%. A total of $858,015 in specific reserves for loans charged off in the first nine months of 2015 were included in our December 31, 2014 loan loss allowance. Specific reserves totaling $103,127 were included in our December 31, 2013 loan loss allowance for loans charged off in the first nine months of 2014.
In the third quarter of 2015, no loans were charged off. In the third quarter of 2014, approximately $7 thousand in loans charged off were related to business failure and $174 thousand were related to residential properties. In the first nine months of 2015, approximately $850 thousand in loans charged off were related to business failure and $35 thousand were related to residential properties. In the first nine months of 2014, approximately $141 thousand in loans charged off were related to business failure and $237 thousand were related to residential properties.
The allowance for loan losses totaled $8,733,152 at September 30, 2015, a decrease of $215,685 from December 31, 2014. The ratio of the allowance to loans held for investment, less unearned income, was 1.10% at September 30, 2015, and 1.16% at December 31, 2014. We believe the allowance for loan losses is adequate to absorb any inherent losses on existing loans in our loan portfolio at September 30, 2015. The allowance to loans ratio is supported by the level of non-performing loans, the seasoning of the loan portfolio, and the experience of the lending staff in the market.

 LOAN LOSS ALLOWANCE AND LOSS EXPERIENCE

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$8,676,361	$9,069,877	$8,948,837	$9,061,369
Loans charged-off
Commercial	—	(7,000)	(207,059)	(21,789)
Real estate
Construction	—	—	(17,500)	(106,812)
Residential (1-4 family)	—	—	(658,953)	(75,554)
Home equity lines	—	(174,319)	—	(174,319)
Multifamily	—	—	—	—
Commercial	—	—	—	—
Consumers			—
Consumer and installment loans	—	—	(1,869)	—
Overdraft protection loans	—	—	—	—
Loans charged-off total	—	(181,319)	(885,381)	(378,474)
Recoveries
Commercial	7,300	3,000	10,900	94,600
Real estate
Construction	13,302	57,161	49,863	73,092
Residential (1-4 family)	3,524	6,478	23,243	27,117
Home equity lines	32,665	21,558	85,690	99,051
Multifamily	—	—	—	—
Commercial	—	—	—	—
Consumers
Consumer and installment loans	—	—	—	—
Overdraft protection loans	—	—	—	—
Loan recoveries total	56,791	88,197	169,696	293,860
Net Charge Offs	56,791	(93,122)	(715,685)	(84,614)
Provisions charged to operations	—	—	500,000	—
Balance, end of period	$8,733,152	$8,976,755	$8,733,152	$8,976,755

A summary of our allowance as of September 30, 2015 and December 31, 2014 by segment is as follows:

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	September 30, 2015
	Amount	Percentage of loans in each category to total loans
Commercial	$937,599	18.3%
Real estate
Construction	1,838,115	23.1%
Residential (1-4 family)	1,903,749	14.2%
Home equity lines	1,679,477	7.7%
Multifamily	60,296	1.6%
Commercial	2,080,522	34.2%
Consumers
Consumer and installment loans	107,096	0.9%
Overdraft protection loans	2,831	—%
Unallocated	123,467
	$8,733,152	100.0%
Total loans held for investment outstanding *	$790,704,496
Ratio of allowance for loan losses to total loans held for investment	1.10%

	December 31, 2014
	Amount	Percentage of loans in each category to total loans
Commercial	$1,157,867	17.9%
Real estate
Construction	1,678,022	22.3%
Residential (1-4 family)	2,456,418	14.2%
Home equity lines	1,911,634	8.7%
Multifamily	85,056	2.8%
Commercial	1,458,664	33.3%
Consumers
Consumer and installment loans	104,661	0.8%
Overdraft protection loans	260	—%
Unallocated	96,255
	$8,948,837	100.0%
Total loans held for investment outstanding *	$772,589,535
Ratio of allowance for loan losses to total loans held for investment	1.16%

*	Total loans held for investment outstanding includes unamortized loan costs, net of deferred fees of $205,364 at September 30, 2015 and $76,812 at December 31, 2014.

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
Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings. Based on this definition total non-performing loans as a percentage of total loans were 0.51% and 0.73% at September 30, 2015 and December 31, 2014. However, all six of our troubled debt restructure loans were performing at September 30, 2015. All but one of our troubled debt restructure loans was performing at December 31, 2014. Excluding performing troubled debt restructure this percentage declines to 0.23% and 0.37% at September 30, 2015 and December 31, 2014, respectively. Non-performing assets at September 30, 2015 and December 31, 2014 are presented below.

NON-PERFORMING ASSETS

	Non-Performing Loans
	Over 90 Days and Accruing	Nonaccrual Loans	Non-accruing Restructured Loans	Accruing Restructured Loans	Total Non-Performing Loans	Other Real Estate Owned and Other Non-Performing Assets	Total Non-Performing Assets

September 30, 2015
Commercial	$—	$33,502	$—	$—	$33,502	$—	$33,502
Real estate
Construction	—	103,145	—	—	103,145	—	103,145
Residential (1-4 family)	—	316,195	692,703	807,293	1,816,191	—	1,816,191
Home equity lines	—	310,730	—	—	310,730	—	310,730
Multifamily	—	—	—	—	—	—	—
Commercial	—	161,029	225,865	1,329,584	1,716,478	—	1,716,478
Consumers
Consumer and installment loans	—	—	—	67,459	67,459	—	67,459
Overdraft protection loans	—	—	—	—	—	—	—
Other non-performing assets	—	—	—	—	—	275,000	275,000
Total	$—	$924,601	$918,568	$2,204,336	$4,047,505	$275,000	$4,322,505

December 31, 2014
Commercial	$—	$582,059	$—	$—	$582,059	$—	$582,059
Real estate
Construction	—	212,552	—	—	212,552	144,000	356,552
Residential (1-4 family)	174,976	1,244,531	183,400	1,336,990	2,939,897	—	2,939,897
Home equity lines	—	249,915	—	—	249,915	—	249,915
Multifamily	—	—	—	—	—	—	—
Commercial	—	230,994	—	1,332,589	1,563,583	—	1,563,583
Consumers
Consumer and installment loans	—	1,121	—	74,582	75,703	—	75,703
Overdraft protection loans	—	—	—	—	—	—	—
Total	$174,976	$2,521,172	$183,400	$2,744,161	$5,623,709	$144,000	$5,767,709

	September 30, 2015	December 31, 2014
Asset Quality Ratios:
Nonperforming loans to period end loans, excluding performing restructured loans	0.23%	0.37%
Nonperforming assets to total assets, excluding performing restructured loans	0.19%	0.28%
Nonperforming assets to period end assets	0.39%	0.54%
Allowance for loan losses to non-accruing nonperforming loans	473.81%	310.77%
Nonperforming loans to period end loans	0.51%	0.73%
The non-performing asset is a repossessed aircraft carried on our books at September 30, 2015. Restructured loans are loans for which it has been determined the borrower is in financial distress and a concession has been made to those terms that would not otherwise have been considered. Restructured loans are evaluated in accordance with applicable accounting guidance as impaired loans. In addition, if it is determined the borrower is unable to perform under the modified terms, further steps, such as a full charge-off or foreclosure may be taken. We did not have any commitments to lend additional funds on restructured loans at September 30, 2015 or December 31, 2014.

TROUBLED DEBT RESTRUCTURING

	Residential 1-4 Family	Real Estate Construction	Consumer	Total

September 30, 2015
Balance beginning of the period	$1,520,390	$1,332,589	$74,582	$2,927,561
Investment in restructured loans
Additions (payments received) during the period	463,475	222,860	(7,123)	679,212
Charge-off during the period	(483,869)	—	—	(483,869)
Moved to other real estate	—	—	—	—
Valuation allowance for restructured loans included in charged-off loans	—	—	—	—
Additions during the period	—	—	—	—
Restructured loans included in impaired loans end of the period	$1,499,996	$1,555,449	$67,459	$3,122,904

December 31, 2014
Balance beginning of the period	$263,624	$4,568,883	$83,792	$4,916,299
Investment in restructured loans
Additions (payments received) during the period	1,256,766	(3,236,294)	(9,210)	(1,988,738)
Charge-off during the period	—	—	—	—
Moved to other real estate	—	—	—	—
Valuation allowance for restructured loans included in charged-off loans	—	—	—	—
Additions during the period	—	—	—	—
Restructured loans included in impaired loans end of the period	$1,520,390	$1,332,589	$74,582	$2,927,561

Recoveries of charged-off balance
September 30, 2015	$—	$—	$—	$—
December 31, 2014	$—	$—	$—	$—
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

OTHER REAL ESTATE

	September 30, 2015
	Balance	Number
January 1,	$144,000	1
Balance moved into other real estate	250,000	2
	394,000	3
Write down of property charged to operations	—
Payments received after foreclosure	—
Properties sold	(394,000)	(3)
Balance at September 30, 2015	$—	—
Gross gains of sale of other real estate	$—
Gross losses on sale of other real estate	(51,035)
Write down of property charged to operations	—
Rental income, other real estate	1,955
Other real estate expense	(44,869)
Foreclosed property (expense) income	$(93,949)

	December 31, 2014
	Balance	Number
January 1,	$301,963	1
Balance moved into other real estate	942,285	3
	1,244,248	4
Write down of property charged to operations	—
Payments received after foreclosure	—
Properties sold	(1,100,248)	(3)
Balance at December 31, 2014	$144,000	1
Gross gains of sale of other real estate	$—
Gross losses on sale of other real estate	(6,976)
Write down of property charged to operations	—
Rental income, other real estate	9,620
Other real estate expense	(80,580)
Foreclosed property (expense) income	$(77,936)

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
We monitor and plan our liquidity position for future periods. Liquidity strategies are implemented and monitored by our Asset/Liability Committee (ALCO).
Cash, cash equivalents and federal funds sold totaled $101.7 million as of September 30, 2015 compared to $65.4 million as of December 31, 2014. At September 30, 2015, cash, interest bearing bank balances, securities classified as available for sale and federal funds sold were $116.7 million or 10.4% of total assets, compared to $89.1 million or 8.4% of total assets at December 31, 2014.
In the course of operations, due to fluctuations in loan and deposit levels, we occasionally find it necessary to purchase federal funds on a short-term basis. We maintain unsecured federal funds line arrangements with five other banks, which allow us to purchase funds totaling $68.0 million. These lines mature and re-price daily. At September 30, 2015 and December 31, 2014, we had $0 in federal funds purchased outstanding.

We have access to the Federal Reserve Bank of Richmond’s discount window should a liquidity crisis occur. We have not used this facility in the past and consider it a backup source of funds.
We are also members of the Promontory Network and have access to a program through their Certificate of Deposit Account Registry Service® (CDARS) to use their CDARS One Way BuySM to purchase cost-effective funding without collateralization (and in lieu of generating funds through “traditional” brokered CDs or the Federal Home Loan Bank). These funds are accessed through a weekly auction. The auction typically takes place on Wednesdays, with next day settlement. There are seven maturities available ranging from 4 weeks to 5 years. If we are allotted funds in the auction, we incur no transaction fees or commissions. Although the process to compete for these deposits is different from the process for traditional brokered CDs, they are still considered brokered for Call Report purposes. These funds, which are included in our Jumbo CDs, are subject to discretionary limitations on volume that we normally would impose on traditional brokered deposits. Based on our “well capitalized” status, we are able to draw up to 30% of assets or $333.6 million from this program at September 30, 2015. We had $87.4 million on our balance sheet from this program at September 30, 2015 and $64.5 million at December 31, 2014.
We have a line of credit with the Federal Home Loan Bank of Atlanta (“FHLB”) that can equal up to 30% of our assets. Our line of credit totaled approximately $98.8 million with $80.8 million available at September 30, 2015. This line is currently reduced by $8.0 million, which has been pledged as collateral for public deposits.
Borrowings outstanding under the FHLB line of credit was $10.0 million at September 30, 2015 and $11.1 million at December 31, 2014. September 30, 2015 borrowings outstanding consisted of a single, short term, fixed rate credit advance with an interest rate of 0.30% and maturity date of December 3, 2015. We utilized this advance to fund our mortgage loans available for sale.
We have no material commitments or long-term debt for capital expenditures at the report date.
Off-Balance Sheet Arrangements
We enter into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions recognized as of September 30, 2015 and December 31, 2014 were a line of credit to secure public funds and commitments to extend credit and standby letters of credit issued to customers. The line of credit to secure public funds was from the Federal Home Loan Bank for $8 million at September 30, 2015 and December 31, 2014.

	Commitments
	September 30, 2015	December 31, 2014
Commitments to grant loans	$154,417,858	$205,003,879
Interest rate lock commitments	$134,441,231	$79,415,083
Unfunded commitments under lines of credit and similar arrangements	$143,871,984	$148,660,017
Standby letters of credit and guarantees written	$35,089,087	$29,328,041
The table above summarizes our off-balance sheet commitments at September 30, 2015 and December 31, 2014. Commitments to extend credit and unfunded commitments under existing lines of credit represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements. Standby letters of credit are conditional commitments we issue guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements.
We did not have any outstanding commitments to purchase securities at September 30, 2015 or December 31, 2014.
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
The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the Bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. At September 30, 2015, the amount available was approximately $23.8 million prior to the 11 for 10 stock dividend. Based on close of market price on September 30, 2015, approximately $13.4 million will be transfered from retained earnings to common stock and additional paid in capital, reducing the amount available to approximately $10.4 million. We paid our first common stock cash dividend in 2010. We began paying common stock cash dividends on a quarterly basis in the first quarter of 2012. We paid semi-annual cash dividends on our common stock in 2011. Below is a table of our cash dividend history.
In June 2012, we received approval from the Securities and Exchange Commission to begin a Dividend Reinvestment Program (DRP). The DRP, which is available to existing shareholders, allows for dividends to be reinvested in Monarch stock. In addition, shareholders may purchase additional shares on a quarterly basis.
COMMON STOCK DIVIDENDS (1)

Payment Date	Per Share Dividend	Total Dividend
2015
August 31, 2015	$0.09	$970,463
June 12, 2015	$0.09	$969,267
February 28, 2015	$0.08	$858,261
2014
November 28, 2014	$0.08	$851,749
August 29, 2014	$0.08	$850,803
June 13, 2014	$0.08	$849,563
February 28, 2014	$0.07	$742,447
2013
November 30, 2013	$0.07	$733,448
August 30, 2013	$0.06	$628,325
May 31, 2013	$0.06	$624,443
February 28, 2013	$0.05	$453,880
2012
November 30, 2012	$0.05	$332,754
August 31, 2012	$0.05	$302,161
May 31, 2012	$0.05	$299,174
February 28, 2012	$0.04	$240,000
2011
November 30, 2011	$0.08	$475,531
June 22, 2011	$0.08	$477,227
2010
November 30, 2010	$0.07	$416,390
June 15, 2010	$0.07	$411,287
(1) For purposes of this table, all dividends are listed at their original declaration amount rather than restated for stock dividends and splits.

On October 22, 2015 we announced the Board of Monarch Financial Holdings, Inc., had approved a quarterly common stock cash dividend. The quarterly cash dividend is $0.09 per share for common shareholders of record on November 12, 2015, payable on November 30, 2015.

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
The Basel III Capital Rules (i) introduce a new capital measure called “Common Equity Tier 1” (CET1), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations.
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
As of September 30, 2015, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity risk-based, and Tier 1 leverage ratios as set forth in the table. The Bank’s actual capital amounts and ratios are also presented in the table as of September 30, 2015 and December 31, 2014.

RISK BASED CAPITAL

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
	(Dollars in Thousands)
As of September 30, 2015
Total Risk-Based Capital Ratio
Consolidated company	$133,944	14.04%	$76,268	8.00%	N/A	N/A
Bank	$132,944	13.95%	$76,243	8.00%	$95,304	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated company	$125,211	13.19%	$57,201	6.00%	N/A	N/A
Bank	$124,211	13.09%	$57,182	6.00%	$76,243	8.00%
(Tier 1 Capital to Risk-Weighted Assets)
Common Equity Risk-Based Capital (CET1)
Consolidated company	$125,211	13.19%	$42,901	4.50%	N/A	N/A
Bank	$124,211	13.09%	$42,887	4.50%	$61,948	6.50%
(Total Common Equity to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated company	$125,211	11.16%	$44,919	4.00%	N/A	N/A
Bank	$124,211	11.07%	$44,876	4.00%	$56,095	5.00%
(Tier 1 Capital to Average Assets)
As of December 31, 2014
Total Risk-Based Capital Ratio
Consolidated company	$125,728	13.79%	$72,925	8.00%	N/A	N/A
Bank	$125,807	13.81%	$72,900	8.00%	$91,125	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated company	$116,779	12.81%	$36,462	4.00%	N/A	N/A
Bank	$116,858	12.82%	$36,450	4.00%	$54,675	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated company	$116,779	11.44%	$40,821	4.00%	N/A	N/A
Bank	$116,858	11.45%	$40,821	4.00%	$51,026	5.00%
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
The impact of changing interest rates on loans and deposits is reflected in our financial statements. We believe that our mortgage banking operation, Monarch Mortgage, provides somewhat of a natural interest rate hedge, in that we are interest rate sensitive to a downward change in the prime rate for short term periods. When loan interest rates decline, our earnings will be negatively impacted in our banking operation, but the mortgage company’s volume should increase as the demand for refinancing and purchase money mortgages increase. The reverse should occur in a rising interest rate environment. There have been no material changes in interest rates in the third quarter of September 30, 2015 compared to December 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES
We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in periodic SEC filings. There have been no changes in the Company's internal control over financial reporting during the Company's third quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
MONARCH FINANCIAL HOLDINGS, INC.

/s/ Brad E. Schwartz	Date: November 6, 2015
Brad E. Schwartz Chief Executive Officer
/s/ Lynette P. Harris	Date: November 6, 2015
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

Date: November 6, 2015                    /s/ Brad E. Schwartz _______________
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

Date: November 6, 2015                    /s/ Lynette P. Harris. ___________________
Lynette P. Harris
Executive Vice President & Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Monarch Financial Holdings, Inc. (the "Company") for the period ending September 30, 2015 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on their knowledge and belief:
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

Date: November 6, 2015