Form 10-K
period 2015-12-31
Monarch Financial Holdings, Inc.
filed 2016-03-11
CIK 1364856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________________
FORM 10-K
 _______________________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015 was approximately $135,263,461.
The number of shares of common stock outstanding as of March 7, 2016 was 11,880,909.
_______________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
None.

MONARCH FINANCIAL HOLDINGS, INC.
FORM 10-K

PART I

Item 1.	Business.
General
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
History
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
Monarch Bank serves the needs of local businesses, professionals, corporate executives and individuals in the Hampton Roads area of Southeastern Virginia and the Outer Banks region of Northeastern North Carolina. We operate ten banking offices, four commercial lending offices and eleven residential mortgage offices in the cities of Chesapeake, Norfolk, Newport News, Richmond, Williamsburg and Virginia Beach, Virginia. We have two full-service banking offices operating under the name “OBX Bank” and one residential mortgage office operating under the name of “OBX Bank Mortgage” in the Outer Banks region of Northeastern North Carolina in the towns of Kitty Hawk and Nags Head. We also operate twenty-nine additional residential mortgage offices and a loan production office outside of our primary banking market area.
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
We have two reportable segments that offer different products and services; community banking ("banking") and retail mortgage banking services ("mortgage banking"). Banking involves making loans to and generating deposits from individuals and businesses. Mortgage banking originates residential mortgage loans and subsequently sells them to investors. Further information on our reportable segments is contained in Note 20 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K).
Proposed Merger with TowneBank
On December 17, 2015, the Company and Bank entered into a definitive agreement with TowneBank (“Towne”), pursuant to which Towne will acquire all of the common stock of Monarch in a stock transaction valued at approximately $221 million, based on Towne’s closing price December 16, 2015. Upon completion of the transaction, Town is expected to have approximately $7.3 billion in assets, $5.4 billion in loans and $5.8 billion in deposits.
Under the terms of the agreement, which has been approved by the Board of Directors of both companies, Monarch shareholders will be entitled to receive 0.8830 shares of Towne common stock for each share of Monarch stock at the closing date. The transaction, which is subject to regulatory approval, the approval of the shareholders of Monarch and Towne, and other customary conditions, is expected to close in the second quarter of 2016.
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
Mortgage originations and sales have become a material source of revenue for the Company since the formation of Monarch Mortgage in 2007. The division stabilized in 2013 after significant growth in 2008 through 2012, due to a low interest rate environment coupled with government stimulus to the mortgage marketplace. We manage the majority of our interest rate risk by locking in the interest rate for each mortgage loan with our correspondents and borrowers at the same time. A portion of our mortgage loans have been included in a mandatory delivery program which utilizes pairing of agency securities with pools of loans to manage interest rate risk.
As a mortgage lender, Monarch Mortgage underwrites mortgage loans for our clients to be sold in the secondary market or booked on our balance sheet. Monarch Mortgage currently has offices with locations in Abingdon, Alexandria, Chesapeake, Fairfax, Fredericksburg, Glen Allen, Midlothian, Newport News, Norfolk, Oakton, Richmond, Virginia Beach and Woodbridge,

Virginia; Annapolis, Bel Air, Crofton, Dunkirk, Frederick, Greenbelt, Rockville, Towson, and Waldorf, Maryland; Charlotte, Fayetteville, Greenville, Indian Trail, Kitty Hawk, Mint Hill, Mooresville, Nags Head, and Wilmington, North Carolina; and Greenwood, South Carolina. Monarch Mortgage originates and sells loans under two different financial models. All the offices in Maryland, and the majority of the offices in Northern Virginia, North Carolina and South Carolina, operate as fee-based offices, with each office paying a per loan processing fee along with a percentage of net income to Monarch Mortgage, with the remaining net income or loss of each office the responsibility of each office’s manager or management team. The fee-based office model allows Monarch Mortgage to attract quality entrepreneurial leaders focused on their bottom line. The loan fees from these operations lower the cost basis and break-even volume for the Virginia operations while reducing the downside risk of startup and operating losses. The remaining Virginia and OBX Bank mortgage offices are traditional operations with the profits and losses accruing to Monarch Mortgage.
Monarch Capital, LLC, a wholly-owned subsidiary of Monarch Bank formed in 2004, provides commercial mortgage brokerage services in the placement of primarily long-term fixed-rate debt for the commercial, hospitality, and multi-family housing markets.
Monarch Investment, LLC also delivers mortgages and mortgage related services through other subsidiaries or investments as follows:

•
Coastal Home Mortgage, LLC became a subsidiary of Monarch Investment, LLC in July 2007 when a majority ownership interest in the company was purchased from another bank. Monarch Investment, LLC owns 50.01% of this joint venture with four unaffiliated individuals involved with residential construction in Hampton Roads. Its primary mission is to provide residential mortgage loan services for the builder’s end product.

•
Real Estate Security Agency, LLC was formed in October 2007 to offer title insurance services to clients of Monarch Mortgage and Monarch Bank. This agency offers residential and commercial title insurance to our clients. Monarch Investment, LLC, owns 75% of this company with 25% owned by an unaffiliated party, TitleVentures, LLC.

Monarch Investment, LLC purchased a 15% interest in Atlantic Real Estate Capital, LLC, a Richmond, Virginia based commercial brokerage company, in January 2015. There are four other partners in the company. Like Monarch Capital, LLC, the company provides commercial mortgage brokerage services in the placement of primarily long-term fixed-rate debt for the commercial, hospitality, and multi-family housing markets.
During 2014 Monarch Investment, LLC liquidated its 50% ownership in two joint ventures; Regional Home Mortgage, LLC and Monarch Home Funding LLC. Both companies had been formed to provide residential loan services to their clients and other consumers.
Employees
As of February 8, 2016, the Company and its subsidiaries had six hundred forty-three (643) full-time and eighteen (18) part-time employees. None of our employees are represented by any collective bargaining agreements, and relations with employees are considered excellent.
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

Construction and Development Lending
We make construction loans, primarily residential, and land acquisition and development loans. The construction loans are secured by residential houses under construction and the underlying land for which the loan was obtained. The average life of a construction loan is typically less than 12 months. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or home under construction, for which value is estimated prior to the completion of construction. Therefore, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, we generally limit loan amounts to 75% to 85% of appraised value, in addition to analyzing the creditworthiness of our borrowers. We also obtain a first lien on the property as security for our construction loans and typically require personal guarantees from the borrower’s principal owners.
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
Business Lending
Business loans generally have a higher degree of risk than residential mortgage loans but typically have higher yields. To manage these risks, we generally obtain appropriate collateral and personal guarantees from the borrower’s principal owners and monitor the financial condition of our business borrowers. Business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow of its business and are secured by business assets, such as real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for business loans may depreciate over time and generally cannot be appraised with as much precision as other forms of collateral.
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
Bank Holding Company Act
To acquire the shares of Monarch Bank and thereby become a bank holding company within the meaning of the Bank Holding Company Act, we were required to obtain approval from, and register as a bank holding company, with the Federal Reserve, and are subject to ongoing regulation, supervision and examination by the Federal Reserve. As a condition to its approval, the Federal Reserve required that we obtain approval from the Federal Reserve Bank of Richmond prior to incurring any indebtedness. We are required to file with the Federal Reserve periodic and annual reports and other information concerning our business operations and those of our subsidiaries. In addition, the Bank Holding Company Act requires a bank holding company to obtain Federal Reserve approval before it acquires, directly or indirectly, ownership or control of any voting shares of a second or subsequent bank if, after such acquisition, it would own or control more than 5% of such shares, unless it already owns or controls a majority of such voting shares. Federal Reserve approval must also be obtained before a bank holding company acquires all or substantially all of the assets of another bank or merges or consolidates with another bank holding company. Any acquisition by a bank holding company of more than 5% of the voting shares, or of all or substantially all of the assets, of a bank located in another state may not be approved by the Federal Reserve unless such acquisition is specifically authorized by the laws of that second state.
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
Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law in July 2010, incorporating numerous financial institution regulatory reforms. Since the signing of the Dodd-Frank Act, a number of the reforms have been implemented, but additional reforms are in process and will be implemented in 2016 and beyond through regulations to be adopted by various federal banking and securities regulatory agencies. The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its provisions do not directly impact community-based institutions like the Bank. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Bank either because of exemptions for institutions below a certain asset size or because of the nature of the Bank’s operations. Provisions that impact the Bank include the following:

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

•	Corporate Governance. The Dodd-Frank Act includes corporate governance revisions that apply to all public companies, not just financial institutions, including with regard to executive compensation.

Many aspects of the Dodd-Frank Act are subject to rule-making and will take effect over several years, and their impact on the Company or the financial industry is difficult to predict before such regulations are adopted and interpreted by the regulatory agencies.
Regarding Capital Requirements
The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, which has resulted in more stringent capital requirements. Under the Collins Amendment to the Dodd-Frank Act, federal regulators established minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis. In July 2013, the Federal Reserve published the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implemented the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act.
The Basel III Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the previous U.S. risk-based capital rules. The Basel III Capital Rules defined the components of capital and addressed other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also addressed risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replaced the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach; based in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implemented the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules were effective for the Company and the Bank, subject to a phase-in period, on January 1, 2015.
The Basel III Capital Rules, among other things, (i) introduced a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defined CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expanded the scope of the deductions/adjustments as compared to existing regulations.
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
The Basel III Capital Rules also provided for a “countercyclical capital buffer” that is applicable to only certain covered institutions and is not expected to have any current applicability to the Company or the Bank. The capital conservation buffer was designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.
Under the Basel III Capital Rules, the minimum capital ratios including the capital conservation buffer of 0.625%, as of January 1, 2016, are as follows:
• 5.125% CET1 to risk-weighted assets.
• 6.625% Tier 1 capital to risk-weighted assets.
• 8.625% Total capital to risk-weighted assets.
The Basel III Capital Rules provided for a number of deductions from and adjustments to CET1. These included, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carry-backs and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under previous capital standards, the effects of accumulated other comprehensive income items included in capital were excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including the Company and the Bank, were able to make a one-time permanent election to continue to exclude these items. The Company and the Bank made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company’s available-for-sale securities portfolio. The Basel III Capital Rules also precluded certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out. The rules do not require a phase-out of trust preferred securities issued prior to May 19, 2010, for holding companies of depository institutions with less than $15 billion in consolidated total assets, as of December 1, 2009, which includes the Company. Therefore, the Company’s trust preferred securities that were issued prior to May 19, 2010, are permanently grandfathered in as Tier 1 or Tier 2 capital instruments.
Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
With respect to the Bank, the Basel III Capital Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below under “Prompt Corrective Action.” The Basel III Capital Rules prescribed a standardized approach for risk weightings that expanded the risk-weighting categories from the previous four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specific changes to the previous rules and impacting the Company’s determination of risk-weighted assets include, among other things:

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
In addition, the Basel III Capital Rules provided more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counter-party and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation. Management believes that, as of December 31, 2015, the Company and the Bank meets, and will continue to meet, all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.
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
Monarch Bank
The Federal Reserve and the Virginia Bureau of Financial Institutions regulate and monitor all significant aspects of Monarch Bank’s operations. The Federal Reserve requires quarterly reports on our financial condition, and both federal and state regulators conduct periodic examinations of the Bank. The cost of complying with these regulations and reporting requirements can be significant. In addition, some of these regulations, such as the ability to pay dividends, impact investors directly.
For member banks like Monarch Bank, the Federal Reserve has the authority to prevent the continuance or development of unsound and unsafe banking practices and to approve conversions, mergers and consolidations. Obtaining regulatory approval of these transactions can be expensive, time consuming, and ultimately may not be successful. The opening of any additional banking offices by the Bank requires prior regulatory approval, which takes into account a number of factors, including, among others, adequate capital to support additional expansion and a finding that public interest will be served by such expansion. While we plan to seek regulatory approval to establish additional banking offices, there can be no assurance when, or if, we will be permitted to so expand.
As a member of the Federal Reserve, we are also required to comply with rules that restrict preferential loans by the Bank to “insiders,” requiring us to keep information on loans to principal stockholders and executive officers, and prohibit certain director and officer interlocks between financial institutions. Our loan operations, particularly for consumer and residential real estate loans, are also subject to numerous legal requirements, as are our deposit activities. In addition to regulatory compliance costs, these laws may create the risk of liability to us for noncompliance.
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
Under current supervisory practice, prior approval of the Federal Reserve is required if cash dividends of the Bank declared in any given year exceed the total of the Bank's net profits for such year plus retained net profits for the preceding two years. In addition, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting current losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of all loans which are in arrears with respect to interest by six months or more, unless such loans are fully secured and in the process of collection. Federal law further provides that no insured depository institution may make any capital distribution (which would include a cash dividend) if, after making the distribution, the institution would not satisfy one or more of its minimum capital requirements. The Federal Reserve also has issued guidelines that bank holding companies should inform and consult with the Federal Reserve in advance of declaring or paying a dividend that exceeds earnings, for the period for which the dividend is being paid.
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
Pursuant to the Dodd Frank Act, FDIC insurance coverage limits were permanently increased from $100,000 to $250,000 per customer. The Dodd Frank Act also changed the methodology for calculating deposit insurance assessments by changing the assessment base from the amount of an insured depository institution’s domestic deposits to its total assets minus tangible equity. The FDIC implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors, including supervisory evaluations. On February 7, 2011, the FDIC issued a new regulation implementing revisions to the assessment system mandated by the Dodd Frank Act. The new regulation was effective April 1, 2011 and was reflected in the June 30, 2011 FDIC fund balance and the invoices for assessments due September 30, 2011. As a result of the regulations, our annual deposit insurance assessments were lower than before the regulation.
On January 21, 2016, the FDIC approved new assessment regulations which will be applied to banks with less than $10 billion in assets once the DIF exceeds 1.15% of estimated insured deposits, which is expected to occur in 2016. While the burden of replenishing the DIF has been placed primarily on institutions with assets of greater than $10 billion, these future changes in required deposit insurance premiums or other bank industry fees could have a significant adverse impact on our financial condition and results of operations.
Capital Requirements
Each of the FDIC and the Federal Reserve Board have issued risk-based and leverage capital guidelines applicable to the banking organizations it supervises. In 2015, under the risk-based capital requirements, we and our bank subsidiary were each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit) of 8%. In 2016 the addition of a phased-in capital conservation buffer increases the minimum ratio to 8.625%. At least half of the total capital must be Tier 1, which is defined as common equity, retained earnings, qualifying perpetual preferred stock and minority interests in common equity accounts of consolidated subsidiaries, less certain intangibles. The remainder may consist of Tier 2 Capital, which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance and pretax net unrealized holding gains on certain equity securities. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 4% to 5%, subject to federal bank regulatory evaluation of an organization's overall safety and soundness. See "Regarding Capital Requirements" in the "Dodd-Frank Act" section above.
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
The FDIC may take various corrective actions against any under-capitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan acceptable to the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any financial holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. We are considered “well-capitalized” at December 31, 2015 and, in addition, our bank subsidiary maintained sufficient capital to remain in compliance with capital requirements and is considered “well-capitalized” at December 31, 2015.
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
Volcker Rule
The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances and prohibits them from equity ownership of private equity and hedge funds in excess of 3% of Tier 1 capital (known as the "Volcker Rule"). On December 10, 2013, the federal bank regulatory agencies adopted final rules implementing the Volcker Rule. These final rules prohibit banking entities from engaging in short-term proprietary trading for their own accounts and having certain ownership interests in and relationships with hedge funds or private equity funds. The final rules also provide some tiering of compliance and reporting obligations based on size. The final rules were effective April 1, 2014, but the conformance period was extended from its statutory end date of July 21, 2014 until July 21, 2015. The Company was not financially impacted by these rules.
Other Regulations
We are subject to a variety of other regulations. State and federal laws restrict interest rates on loans, potentially affecting our income. In 2015, the combination of the Truth in Lending Act ("TILA") and the Real Estate Settlement Procedures (RESPA) into the TILA RESPA Integrated Disclosures ("TRID") imposed new information requirements on us in making loans in addition to the existing Home Mortgage Disclosure Act. The Equal Credit Opportunity Act prohibits discrimination in lending on the basis of race, creed, or other prohibited factors. The Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act govern the use and release of information to credit reporting agencies. The Truth in Savings Act requires disclosure of yields and costs of deposits and deposit accounts. The Secure and Fair Enforcement for Mortgage Licensing Act requires that mortgage loan originators employed by “Agency-regulated” institutions be registered with the National Mortgage Licensing System and Registry. Other acts govern confidentiality of consumer financial records, automatic deposits and withdrawals, check settlement, endorsement and presentment, and disclosure of cash transactions exceeding $10 thousand to the Internal Revenue Service.

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
Governmental Monetary Policies
Our earnings and growth are affected not only by general economic conditions, but also by the monetary policies of various governmental regulatory authorities, particularly the Federal Reserve. The Federal Reserve Open Market Committee implements national monetary policy, control of the discount rate and establishment of reserve requirements against both member and nonmember financial institutions’ deposits. These actions have a significant effect on the overall growth and distribution of loans, investments and deposits, as well as the rates earned on loans, or paid on deposits.
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
Risks Relating to the Company's Proposed Merger with Towne
Combining with Towne may be more difficult, costly or time consuming than expected, and the anticipated benefits and cost savings of the merger with Towne may not be realized.
The Company and Towne have operated and, until the completion of the merger, will continue to operate, independently. The success of the merger, including anticipated benefits and cost savings, will depend, in part, on Towne's and the Company's ability to successfully combine and integrate the business of the Company and Towne in a manner that permits growth opportunities and does not materially disrupt the existing client relations or result in decreased revenue due to loss of clients. It is possible that the integration process could result in the loss of key employees, the disruption of either company's ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company's ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. If the combined companies experience difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. There also may be business disruptions that cause the Company and /or Towne to lose clients or cause clients to remove their accounts from the Company and/or Towne and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on both the Company and Towne during the transition period and for an undetermined period after completion of the merger on the combined Company.

Additionally, the combined company may not be able to successfully achieve the level of cost savings, revenue enhancements and other synergies that it expects, and may not be able to capitalize upon the existing customer relationships of each party to the extent anticipated, or it may take longer, or be more difficult or expensive than expected, to achieve these goals. The circumstances could have an adverse effect on combined company business, results of operations and stock price.
If the merger with Towne is not completed, the Company will have incurred substantial expenses without realizing the expected benefits of the merger.
We have incurred and will continue to incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement with Towne. If the merger is not completed, we would have to recognize these expenses without realizing the expected benefits of the merger.
We are subject to business uncertainties and contractual restrictions while the merger with Towne is pending.
Uncertainty about the effect of the merger with Towne on employees and clients may have an adverse effect on us. The uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed, and could cause clients and others that deal with us to seek to change existing business relationships. Retention of certain employees by us may be challenging while the merger is pending, as certain employees may experience uncertainty about their future roles with the combined company. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us, our business could be harmed. In addition, subject to certain exceptions, we have agreed to operate the Company's business in the ordinary course prior to closing.
The merger may distract management of the Company from its other responsibilities.
The merger could cause the management of the Company to focus its time and energies on matters related to the merger that otherwise would be directed to its business and operations. Any such distraction on the part of the Company's management, if significant, could affect its ability to service existing business and develop new business and adversely affect the business and earnings of the Company before the merger, or the business and earnings of Towne after the merger.
The merger Agreement limits the ability of the Company to pursue alternatives to the merger.
The merger agreement contains a "no-shop" provision that, subject to limited exceptions, limits the ability of the Company to facilitate competing third-party proposals to acquire all or a significant part of the Company. In addition, under certain circumstances, if the Merger Agreement is terminated and the Company, subject to certain restrictions, consummates a similar transaction other than the merger, the Company must pay to Towne a termination fee of $8.0 million. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing the acquisition even if it were prepared to pay consideration, with respect to the Company, with a higher per share market price than the proposed merger.
Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the merger.
Before the merger may be completed, Towne and the Company must obtain approvals from the FDIC, Virginia State Corporation Commission, Bureau of Financial Institutions and the Board of Governors of the Federal Reserve System. Other approvals, waivers or consents from regulators may also be required. These regulators may impose conditions on the completion of the merger or require changes to the terms of the merger. Although Towne and the Company do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying or preventing completion of the merger or imposing additional costs on or limiting the revenues of the combined company following the merger, any of which might have an adverse effect on the combined company following the merger.
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
We manage the majority of our interest rate risk by locking in the interest rate for each mortgage loan with our correspondents (investors) and borrowers at the same time, which is a “best efforts” delivery system. A smaller portion of our delivery system utilizes a “mandatory delivery” process. Under the mandatory delivery system the interest rate risk associated with a rate lock on a mortgage loan shifts from the investor back to our Company. Therefore, to the extent we adopt the mandatory delivery system our interest income could be adversely impacted if mortgage rates were to become volatile. We had $72.8 million in mortgage loans in the mandatory delivery system at year end.
Our profitability depends significantly on economic conditions in our market area.
Our success depends to a large degree on the general economic conditions in Greater Hampton Roads, Virginia. In recent years our market experienced a downturn in which we saw falling home prices, rising foreclosures, reduced economic activity, increased unemployment and an increased level of commercial and consumer delinquencies. Although the economy in the nation has seen improvement, our local economy is lagging because of military dependency and the impact of government cutbacks. If economic conditions in our market further deteriorate, we could experience any of the following consequences, each of which could further adversely affect our business:

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

Our long-term goal is to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period so that we may reasonably predict our net interest margin; however, interest rate fluctuations, loan prepayments, loan production and deposit flows are constantly changing and influence our ability to maintain this neutral position. Generally speaking, our earnings will be more sensitive to fluctuations in interest rates the greater the variance in the volume of assets and liabilities that mature or re-price in any period. The extent and duration of the sensitivity will depend on the cumulative variance over time, the velocity and direction of interest rates, and whether we are more asset sensitive or liability sensitive. Accordingly, we may not be successful in maintaining this neutral position and, as a result, our net interest margin may suffer, which will negatively impact our earnings. Based on our asset and liability position at December 31, 2015, a rise or decline in interest rates would have limited impact on our net interest income in the short term.
We rely heavily on our management team and the unexpected loss of any of those personnel could adversely affect our operations; we depend on our ability to attract and retain key personnel.
We are a client-focused and relationship-driven organization. We expect our future growth to be driven in a large part by the relationships maintained with our clients by our executive and senior lending officers. We have entered into employment agreements with Brad E. Schwartz, Chief Executive Officer of the Company, E. Neal Crawford, Jr., President of the Company, Andrew N. Lock, Executive Vice President and Chief Risk Officer of the Company, Lynette P. Harris, Executive Vice President and Chief Financial Officer of the Company, Denys D. Diaz, Executive Vice President and Chief Information Officer of the Company and William T. Morrison, Executive Vice President and Chief Executive Officer of Monarch Mortgage. The existence of such agreements, however, does not necessarily ensure that we will be able to continue to retain their services. Several other members of management currently have employment agreements to retain their services. The unexpected loss of key employees could have a material adverse effect on our business and possibly result in reduced revenues and earnings.
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
We outsource many of our operating and banking functions, including our data processing function, our item processing and the interchange and transmission services for our ATM network. As such, our success and our ability to expand our operations depend on the services provided by these third parties. Disputes with these third parties can adversely affect our operations. We may not be able to engage appropriate vendors to adequately service our needs, and the vendors we engage may not be able to perform successfully.
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
In June 2013, federal regulators issued final rules that revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. Many of these proposals are applicable to us when effective, and will add to and change the definitions of “capital” for regulatory purposes, the types and minimum levels of capital required under the prompt corrective action rules and for other regulatory purposes, and the right-weighting of various assets. These changes in capital requirements could result in lower returns on equity, require raising additional capital, or subject us to regulatory action if we are unable to comply, any of which could adversely affect our results of operations and future growth opportunities.
Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.
We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. As of December 31, 2015, $664.9 million, or 80.2% of our loans held for investment were secured by real estate (both residential and commercial). A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our clients’ ability to pay these loans, which in turn could negatively impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.
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
As of March 6, 2016, our directors and executive officers beneficially owned approximately 1,166,925 shares or 9.6% of our common stock. Accordingly, such persons will be in a position to exercise substantial influence over our affairs and may impede the acquisition of control by a third party. We cannot assure investors that the interests of our directors and executive officers will always align precisely with the interests of the holders of our common stock.
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
We are limited in the amount we can lend to a single borrower by the amount of our capital. Generally, under current law, we may lend up to 15% of the unimpaired capital and surplus, of Monarch Bank, to any one borrower. As of December 31, 2015, we were allowed to lend approximately $20 million to any one borrower and maintained an in-house limit of approximately $16 million to any one borrower. This amount is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We can accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not efficient or always available. We may not be able to attract or maintain clients seeking larger loans or may not be able to sell participations in such loans on terms we consider favorable.
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
In addition to the self-implementing provisions of the statute, the Dodd-Frank Act calls for over 200 administrative rulemakings by numerous federal agencies to implement various parts of the legislation. While many rules have been finalized and/or issued in proposed form, additional rules have yet to be proposed. It is not possible at this time to predict when all such additional rules will be issued or finalized, and what the content of such rules will be. We will have to apply resources to ensure that we are in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which has and may continue to increase our costs of operations and adversely impact our earnings and/or capital.
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
The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The Company’s corporate headquarters is located at 1435 Crossways Blvd., Chesapeake, VA. This location also houses, Monarch Capital, LLC and Monarch Investments, LLC. The main banking center is located at 750 Volvo Parkway, Chesapeake, VA. Eight additional banking centers and two commercial lending centers are located primarily in southeastern Virginia, one loan production office is located in Richmond, VA. and two additional banking centers are located in northeastern North Carolina. The Company’s mortgage operation headquarters is located at 1635 Laskin Road, Virginia Beach, VA. Additionally, twenty-nine residential mortgage offices are located throughout Virginia, North Carolina, South Carolina and Maryland. Subsidiaries of Monarch Investment, LLC including; Coastal Home Mortgage and Real Estate Security Agency have offices in Virginia Beach, VA. See the Note 1 “Summary of Significant Accounting Policies” and Note 6 “Property and Equipment” contained in Item 8 of this Form 10-K for information with respect to the amounts at which Bank premises and equipment are carried and commitments under long-term leases. We believe our facilities are in good operating condition, suitable and adequate for our operational needs and are adequately insured.

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
Our Common Stock is listed on the NASDAQ Capital Market under the symbol MNRK. As of March 7, 2016 there were approximately 2,140 known record holders of Common Stock.
The table below presents the high and low sales prices for our Common Stock for the past two years. All per share prices have been adjusted to reflect the 11 for 10 stock dividend on December 4, 2015. Market values are shown per share and are based on the shares outstanding, for 2015 and 2014.

Market Price for	2015
Common Stock	High	Low
4th Quarter	$18.22	$11.23
3rd Quarter	12.16	11.09
2nd Quarter	11.85	10.78
1st Quarter	12.73	11.25

Market Price for	2014
Common Stock	High	Low
4th Quarter	$13.49	$10.73
3rd Quarter	11.59	10.33
2nd Quarter	11.35	10.14
1st Quarter	11.50	10.15
Dividend Policy
We paid our first common stock cash dividend in 2010 and began paying quarterly cash dividends in the first quarter of 2012. The table below summarizes our common stock dividends for 2015 and 2014. Per share dividends have been adjusted in all years to reflect the 11 for 10 share stock dividend from December 4, 2015.

Common Stock Dividends
Payment Date	Per Share Dividend	Total Dividend
November 30, 2015	$0.09	$967,907
August 31, 2015	$0.08	$970,463
June 12, 2015	$0.08	$969,267
February 28, 2015	$0.07	$858,261
Total 2015	$0.32	$3,765,898

November 28, 2014	$0.07	$851,749
August 29, 2014	$0.07	$850,803
June 13, 2014	$0.07	$849,563
February 28, 2014	$0.06	$742,447
Total 2014	$0.27	$3,294,562

On January 27, 2016, the Company's Board of Directors declared a quarterly cash dividend in the amount of $0.09 per share, payable on February 26, 2016 to shareholders of record on February 12, 2016.
On December 4, 2015, Monarch paid an 11 for 10 or 10% common stock dividend to shareholders of record on November 12, 2015. Cash was paid in lieu of fractional shares. This split resulted in an additional 1,045,433 shares being issued to shareholders.
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
Under the terms of the merger agreement with Towne, the Company may not, without prior written consent of TowneBank, make, declare, pay, or set aside any dividends to its shareholders in excess of $0.09 per share per calendar quarter.
Comparative Stock Performance
The following graph compares the Company's cumulative total return to its shareholders with the returns of two indexes for the five-year period ended December 31, 2015. The cumulative total return was calculated taking into consideration changes in stock price, cash dividends, stock dividends and stock splits since December 31, 2010. The indexes are the NASDAQ Composite Index, the SNL Bank $1 Billion - $5 Billion Index, which includes bank holding companies with assets of $1 billion to $5 billion and is published by SNL Financial, LC.

	Period Ending
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Monarch Financial Holdings, Inc.	100.00	100.85	131.13	197.46	224.2	322.5
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.4
SNL Bank $1B-$5B	100.00	91.20	112.45	163.52	170.98	191.39

On September 24, 2015 we announced the Board of Directors had approved the repurchase of up to five percent, or approximately 653,400 split adjusted shares, of the Company's outstanding common stock. The repurchase program, which will expire September 22, 2016, may be conducted through open market purchases or privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors. Actual repurchase activity was conducted between October 1, 2015 and November 23, 2015 at a total cost of $797,919. Split adjusted shares repurchased totaled 65,590 leaving 587,810 shares available for future repurchase.

Period 2015	Total Number of Common Shares Repurchased	Total Remaining Common Shares Available for Repurchase
October 1 through October 31	23,290	630,110
November 1 through November 23	42,300	587,810
Information on equity compensation plans as part of our executive compensation is included in Item 11. of this Form 10-K.

Item 6.	Selected Financial Data.
The following consolidated summary sets forth our selected financial data for the periods and at the dates indicated. The selected financial data have been derived from our audited financial statements for each of the five years that ended December 31, 2015, 2014, 2013, 2012 and 2011.

	At or For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except ratios, shares and per share amounts)
Balance Sheet Data:
Assets	$1,161,454	$1,066,737	$1,016,701	$1,215,578	$908,787
Loans held for sale (HFS)	169,345	147,690	99,718	419,075	211,555
Loans held for investment (HFI), net of unearned income	829,269	772,590	712,671	661,094	607,612
Deposits	999,094	919,414	893,118	901,782	740,092
Total common stockholders’ equity	117,633	107,451	97,518	75,314	56,230
Total stockholders’ equity	117,633	107,451	97,518	87,342	76,230
Average shares outstanding, basic (1)	11,840,837	11,681,387	11,183,871	8,140,487	7,862,019
Average shares outstanding, diluted (1)	11,853,128	11,724,460	11,329,418	11,299,061	11,181,615
Results of Operations:
Interest Income	$47,395	$42,991	$44,348	$46,468	$40,420
Interest Expense	3,147	3,661	4,786	5,916	6,797
Net Interest Income	44,248	39,330	39,562	40,552	33,623
Provision for loan losses	—	—	—	4,831	6,320
Net interest income after provision for loan losses	44,248	39,330	39,562	35,721	27,303
Non-interest income	85,114	67,079	69,882	89,761	54,746
Non-interest expenses	108,372	88,480	90,911	104,256	71,044
Income before income taxes	20,990	17,929	18,533	21,226	11,005
Income tax expense	7,583	6,490	6,386	7,427	3,419
Net income	13,407	11,439	12,147	13,799	7,586
Net income attributable to non-controlling interests	(192)	(227)	(1,056)	(975)	(460)
Net income attributable to Monarch Financial Holdings, Inc.	13,215	11,212	11,091	12,825	7,126
Dividends on preferred stock	—	—	—	1,402	1,560
Net income available to common stockholders	13,215	11,212	11,091	11,422	5,566
Per Common Share Data:
Net income, basic (1)	$1.12	$0.96	$0.99	$1.40	$0.73
Net income, diluted (1)	1.11	0.96	0.98	1.14	0.71
Book value at period end (1)	9.89	9.17	8.44	8.00	7.10
Tangible book value at period end (1)	9.82	9.10	8.36	7.89	6.97
Asset Quality Ratios:
Non-performing assets to total assets (5)	0.19%	0.28%	0.25%	0.29%	0.84%
Non-performing loans to period end loans (HFI) (5)	0.27%	0.37%	0.31%	0.54%	0.71%
Net Charge-offs to average loans	0.01%	0.02%	0.27%	0.62%	0.93%
Allowance for loan losses to period-end loans (HFI)	1.07%	1.16%	1.27%	1.65%	1.63%
Allowance for loan losses to nonperforming loans (5)	397.10%	310.77%	409.63%	307.15%	231.36%
Selected Ratios :
Return on average assets	1.20%	1.13%	1.07%	1.26%	0.89%
Return on average equity	11.71%	10.95%	11.97%	15.84%	9.66%
Efficiency ratio (2)	83.73%	83.05%	82.78%	79.80%	80.20%
Non-interest income to operating revenue (3)	65.80%	63.04%	63.85%	68.88%	61.95%
Net interest margin (tax adjusted) (4)	4.28%	4.25%	4.13%	4.29%	4.51%
Equity to assets	10.14%	10.08%	9.59%	7.19%	8.39%
Tier 1 risk-based capital ratio	12.80%	12.81%	12.82%	10.85%	11.17%
Total risk-based capital ratio	13.69%	13.79%	13.91%	12.05%	12.42%
Dividend payout ratio	28.50%	29.39%	22.00%	20.09%	35.27%

(1)
Amounts have been adjusted to reflect all Common Stock splits and dividends as of December 31, 2015. In 2012 and 2011 diluted shares assumes the conversion of our non-cumulative perpetual preferred shares to common stock.

(2)
The efficiency ratio is a key performance indicator of the Company’s industry. We monitor this ratio in tandem with other key indicators for signals of potential trends that should be considered when making decisions regarding strategies related to such areas as asset liability management, business line development, and growth and expansion planning. The ratio is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income, net of any securities gains or losses. It is a measure of the relationship between operating expenses to earnings. See “Critical Accounting Policies” on page 65 for additional information.

(3)	Operating revenue is defined as net interest income plus non-interest income.

(4)	Net interest margin is calculated as net interest income divided by total average earning assets and reported on a tax equivalent basis at a rate of 35% in 2015, 2014, 2013 and 2012 and 34% in 2011.

(5)
For the purpose of these ratios, we have excluded performing restructured loans from the calculation. For more information please refer to Table 14- Nonperforming Assets included in Item 7 of this Form 10-K.

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
This report includes forward-looking statements within the meaning of the 1995 Act. These statements are included throughout this report and relate to, among other things, projections of revenues, earnings, earnings per share, cash flows, capital expenditures, or other financial items, expectations regarding acquisitions, discussions of estimated future revenue enhancements, potential dispositions, and changes in interest rates. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, profitability, liquidity, and capital resources. Additional statements regarding the proposed merger with TowneBank relate to, among other things, the timing of the proposed merger and whether the proposed merger will occur, the benefits, results and effects of the proposed merger and the combined company's plans, objectives, expectations, costs, and the effect on earnings per share. The words “believe”, “anticipate”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, and similar terms and phrases identify forward-looking statements in this report and in the documents incorporated by reference in this report.
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
Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a number of factors. Factors that may cause actual results to differ materially from those expected include the following:

•
costs and difficulties related to the proposed merger, including, among other things, the integration of our business with TowneBank, the inability to retain key personnel, competitive response to the proposed merger, or potential adverse reactions of changes to business or employee relationships could be more significant than we anticipate, resulting in higher costs or reduced benefits;

•	failure of the merger to be completed on the proposed terms and schedule, or at all;

•	business uncertainties and contractual restrictions during the pendency of the merger and management distraction;

•	changes in interest rates;

•	changes in economic conditions in our market area;

•	decline in the volume of mortgage loan originations due to the cyclical nature of mortgage banking;

•	greater loan losses than anticipated;

•	the effect on us and our industry of changes in market conditions, volatility and disruption in capital and credit markets and the soundness of other financial institutions;

•	the effect of legislative regulatory initiatives;

•	our ability to compete effectively in the highly competitive financial services industry;

•	the effect of our concentration in loans secured by real estate;

•	the adequacy of our allowance for loan losses;

•	our ability to obtain additional capital in the future on terms that are favorable;

•	our expansion and technology initiatives;

•	our reliance on third parties for key services;

•	other factors described under “Risk Factors” above.
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

OVERVIEW
The purpose of this discussion is to provide information about the major components of our results of operations and financial condition, liquidity and capital resources. The discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes to assist in the evaluation of our 2015 performance.
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
We also generate income from non-interest sources. Non-interest income sources include bank related service charges, fee income from residential mortgage sales, fee income from title insurance, fee income from the sale of investment and insurance services, income from bank owned life insurance (“BOLI”) and company owned life ("COLI") policies, as well as gains or losses from the sale or call of investment securities.
During the fourth quarter of 2015, the Company and Bank entered into a definitive agreement with TowneBank (“Towne”), pursuant to which Towne will acquire all of the common stock of Monarch in a stock transaction valued at approximately $221 million, based on Towne’s closing price December 16, 2015. Under the terms of the agreement, which has been approved by the Board of Directors of both companies, the share price and total deal value will be determined utilizing the conversion ratio of 0.8830 shares of Towne common stock for each share of Monarch common stock at the closing date. The transaction, which is subject to regulatory approval, the approval of the shareholders of Monarch and Towne, and other customary conditions, is expected to close in the second quarter of 2016.
We are pleased to join forces with Towne to provide enhanced and long-term value to our clients and community. We believe our combination with Towne, with expected total assets of $7.3 billion, will provide greater capital resources and operational scale that will allow us to grow and capture additional market share.
ANALYSIS OF OPERATING RESULTS
NET INCOME
Our consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, after all significant inter-company transactions have been eliminated. Net income attributable to our non-controlling interests of $191,787, $227,005 and $1,056,385, respectively, are deducted for the years ended December 31, 2015, 2014 and 2013, after the income tax provision, to arrive at net income attributable to Monarch Financial Holdings, Inc. The ensuing references and ratios are related to net income attributable to Monarch Financial Holdings, Inc., (hereon referred to as “net income”) after net income attributable to non-controlling interest has been deducted.

	2015	2014	2013
Income before taxes	$20,990,428	$17,929,128	$18,533,432
Income tax provision	(7,583,820)	(6,490,273)	(6,386,040)
Net income	13,406,608	11,438,855	12,147,392
Less: Net income attributable to non-controlling interest	(191,787)	(227,005)	(1,056,385)
Net income attributable to Monarch Financial Holdings, Inc.	$13,214,821	$11,211,850	$11,091,007
Net income per common share - basic	$1.12	$0.96	$0.99
Net income per common share - diluted	$1.11	$0.96	$0.98
Return on average assets	1.20%	1.13%	1.07%
Return on average stockholders' equity	11.71%	10.95%	11.97%
We reported net income for December 31, 2015 of $13,214,821, compared to $11,211,850 for December 31, 2014 and $11,091,007 for December 31, 2013. Our basic earnings per share were $1.12, $0.96 and $0.99 and diluted earnings per share were $1.11, $0.96 and $0.98 for the years ended December 31, 2015, 2014 and 2013, respectively.
Two important and commonly used measures of profitability are return on assets (net income as a percentage of average total assets) and return on stockholders’ equity (net income as a percentage of average stockholders’ equity). Our returns on average assets were 1.20%, 1.13% and 1.07% for the years ended December 31, 2015, 2014 and 2013, respectively. The returns on average stockholders’ equity were 11.71%, 10.95% and 11.97% for the same time periods.
Net income for the year ended December 31, 2015 was $13,214,821, an increase of $2,002,971, or 17.9% when compared to 2014. For the year ended December 31, 2014, net income was $11,211,850, an increase of $120,843 or 1.1% compared to 2013. The primary source of the fluctuation in net income between years is changes in volume related to our mortgage banking operations.
Net interest income increased $4.9 million, or 12.5% to $44.2 million, in 2015 after declining $232 thousand, or 0.6% to $39.3 million, in 2014. The primary source of growth in net interest income in 2015 was interest on our loans held for investment ("LHFI") and mortgage loans held for sale ("LHFS") portfolios. The primary source of the decline in net interest income in 2014 was a reduction in interest income on our LHFS portfolio. Interest expense decreased in all years presented.
Interest income on LHFI increased $3.1 million, or 8.2% to $40.4 million, while interest income on our LHFS increased $1.1 million, or 22.5% to $6.0 million, in 2015 compared to 2014. In contrast, interest income on LHFI increased $683 thousand, or 1.9% in 2014 and interest income on LHFS declined $2.2 million, or 30.7% when compared to 2013.
Changes in interest income levels are primarily volume driven as average loan rates on both our LHFI and LHFS portfolios have declined in all years presented. Average volume in our LHFI portfolio increased $73.4 million in 2015 compared to 2014 and $23.7 million in 2014 compared to 2013. Average volume on our LHFS portfolio increased $37.0 million in 2015 compared to 2014 after declining $74.1 million in 2014 compared to 2013. Average volume growth in our LHFI has been distributed relatively evenly between our commercial and real estate loan types.
Reductions in interest expense of $514 thousand, or 14.0% in 2015 compared to 2014 and $1.1 million, or 23.5% in 2014 compared to 2013, contributed to the improvement in net interest income. Average interest bearing deposits increased $36.7 million, or 5.7% in 2015 compared to 2014, but interest expense declined due to lower overall interest rates. Average interest bearing deposits declined $29.0 million in 2014 compared to 2013 and overall rates were lower. Average borrowing increased $14.9 million, to $26.8 million in 2015 compared to 2014, but interest rates were notably lower. Average borrowings declined $25.8 million in 2014 compared to 2013.
Non-interest income increased $18.0 million, to $85.1 million in 2015 compared to 2014 after declining $2.8 million, to $67.1 million in 2014 compared to 2013. Our primary source of non-interest income is mortgage banking income, which increased $17.1 million, to $79.6 million in 2015 after declining $3.2 million, to $62.4 million in 2014. Production by our mortgage division, operating under the name of Monarch Mortgage has fluctuated between years. Other non-interest income increased $896 thousand in 2015 and $429 thousand in 2014 compared to prior year.
Non-interest expense increased $19.9 million in 2015 to $108.4 million after declining $2.4 million, to $88.5 million in 2014 compared to 2013. Growth in salaries and benefits, commissions, loan origination expense and professional fees were the source of the increase in 2015 non-interest expense. In 2014, reductions in commissions and loan origination expenses were the the source of the decrease. These fluctuations were related primarily to our mortgage loan operations.

Our provision for loan losses was $0 in all years presented. Net charge offs were $62 thousand in 2015, $113 thousand in 2014 and $1.8 million in 2013. Our allowance for loan losses decreased $62 thousand in 2015 after declining $113 thousand in 2014 and $1.8 million in 2013. Through use of the provision, management seeks to provide for future losses inherent in the existing portfolio. This is achieved by utilizing various metrics including but not limited to loss history, economic conditions and industry trends. Provision and allowance management requires a great deal of judgment and is a primary focus of our team.
In 2015, income before tax and non-controlling interest increased $3,061,300, or 17.1% to $20,990,428. In 2014, income before tax and non-controlling interest decreased $604,304, or 3.3% to $17,929,128. In 2013, income before tax and non-controlling interest declined $2,692,859, or 12.69% to $18,533,432 compared to 2012.
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
Net interest income was $44,248,047 for the year ended December 31, 2015, $39,329,743 for the year ended December 31, 2014 and $39,561,979 for the year ended December 31, 2013. This represents an increase of $4,918,304, or 12.5% in 2015 compared to 2014 and a decrease of $232,236, or 0.6% in 2014 compared to 2013.
The Federal Reserve Open Market Committee ("FOMC") sets the federal funds target rate, which is the backbone of short term borrowing rates in the United States ("US"). In addition to setting the target funds rate, the FOMC utilizes other tools to shape monetary policy and the supply of money. Late in 2007 the FOMC began to decrease the federal funds target in an effort to stabilize the economy and head-off a recession. Between September 2007 and December 2008 the FOMC decreased the target funds rate a total of 500 basis points which resulted in a federal funds rate of 0.25%, which was a historical low. During this same period, Wall Street Journal Prime (“WSJP”), which moves in tandem with the federal funds target rate, was at 3.25%. For the majority of the economic downturn the FOMC kept the money supply flowing and long term interest rates artificially low through the systematic purchase of longer term treasury bonds and mortgage-backed securities, in an effort to encourage banks to lend and businesses to borrow. In mid-2013 the FOMC added language to their meeting minutes and press releases indicating they would begin to curtail their long term mortgage-backed and treasury purchases. With this announcement, the market reaction was to sell off long term treasuries, which increased long term mortgage rates and had an immediate impact on the mortgage industry. A refinance boom, which had been driven by lower long term rates, ceased and the number of new home buyers dropped dramatically due to a form of "sticker shock" in response to the new, but not significantly higher, rates. In 2014, the FOMC began unwinding their long term mortgage-backed and treasury purchases with little or no additional impact to the economy.
In late 2014, economic indicators were showing signs of stability and health which led the FOMC to hint at an impending increase in the federal funds target rate. During 2015 economists and investors speculated about the timing of the increase in the federal funds rate prior to each successive FOMC meeting but an increase was not forthcoming. The impact of speculation hampered economic improvement. Inflation and jobless rates did not continue to perform as expected. Additionally, the concept of a world economy has become a reality as economic events in other countries had a detrimental impact on the US economy. Specific events such as loan defaults in Greece, which is a member of the European Union ("EU"), the devaluation of the Chinese yuan currency, and sharp declines in the price of oil in the Middle East, impacted the US economy by muting the actions of the FOMC, disrupting the balance of trade and creating angst among investors. The supply of money did not tighten with the unwinding of long term purchases as anticipated because a flight to safety led to the increase in foreign investment in US Treasuries. This created downward pressure on the long end of the Treasury Yield Curve, keeping it relatively flat .
Finally, the long awaited announcement by the FOMC of an increase in the federal funds target rate was made in December 2015. This was the first increase in rates since June 2006. However, the late timing of this 0.25% increase had little impact to our income statement.
We have focused on building non-maturity core deposits to support our LHFI. We define core deposits as non-brokered, in-market deposits. Our greatest area of core deposit growth has been in non-interest bearing demand deposits. Period end, non-interest bearing demand deposits grew $44.8 million, or 19.0% in 2015. On average, non-interest bearing demand deposits grew $44.0 million, or 19.3% in 2015. Period end, core interest bearing demand deposits declined $2.3 million, or 3.4% but average outstanding interest bearing demand deposits have increased $5.3 million, or 10.6% in 2015 compared to 2014. Ending core money market accounts increased $4.5 million, or 1.4% in 2015 and $9.2 million, or 2.8% on average in 2014. Core savings have declined $486 thousand ending and $3.4 million on average. Core time deposits have declined by design as non-maturity deposits have grown.

We utilize non-maturity non-core money market accounts, short term non-core brokered time deposits and borrowings at the Federal Home Loan Bank ("FHLB") to meet the volume demands of our LHFS portfolio. This utilization of non-core funding, while flexible, has resulted in fluctuations in our non-core funding sources.
Total interest income was $47,395,183 in 2015 compared to $42,990,907 in 2014 and $44,348,437 in 2013. Earning asset yield declined 6 basis points in 2015 to 4.59% compared to 4.65% in 2014. Earning asset yield increased 3 basis points in 2014 compared to 4.62% in 2013.
The combined yield of our loan portfolios decreased 16 basis points in 2015 to 4.99% after increasing 13 basis points in 2014 to 5.15% when compared to 2013. The yield on our LHFS portfolio decreased 32 basis points to 3.93% after increasing 53 basis points to 4.25% in 2014. Loan yield on our LHFI portfolio is the result of both the interest rate and any fees collected on the loans. Interest and fees on LHFI are the largest component of our interest income. Interest and fees on LHFI only, which excludes LHFS, decreased 10 basis points in 2015 to 5.20% and 9 basis points in 2014 to 5.30% when compared to 2013.
Mortgage loan activity was steady throughout 2015 with the majority of activity in purchase money. Rates were lower overall in 2015, with the lowest rates early in the year due to the impact of foreign investment in the 10 year Treasury note discussed previously. Refinancing activities were the highest early in the year. Mortgage loan activity was weak at the start of 2014 but gained momentum, mid-year. Early 2014 production was down following the production decline that began in 2013 when the historically low mortgage rates of 2012 all but dried up. 72% of our 2015 mortgage loan volume was purchase money, compared to 80% in 2014, and 63% in 2013. Our LHFS portfolio was $169.3 million at year end 2015, an increase of $21.6 million compared to $147.7 million at year end 2014. Average volume in our LHFS portfolio for 2015 was $151.7 million, compared to $114.6 million in 2014, and $188.7 million in 2013. Monarch originates and sells the residential mortgages in our LHFS portfolio. These loans typically stay on our books between the point the loans close and are delivered to an investor, an average of 28-35 days. During that time the loans earn interest. Interest income on LHFS was $6.0 million in 2015, $4.9 million in 2014, and $7.0 million in 2013.
Our LHFI strategy has been to support our existing client base, promote disciplined growth with regard to new clients with a focus on well seasoned borrowers, and promoting short term fixed and floating rate loan pricing where possible. As with prior years, in 2015, the lion's share of net growth in LHFI occurred in the fourth quarter. LHFI totaled $829.3 million at December 31, 2015 compared to $772.6 million at year end 2014, an increase of $56.7 million, or 7.3%. Our average outstanding LHFI increased $73.5 million, or 10.4% in 2015 to $777.5 million. Average volume in our LHFI portfolio in 2014 was $704.0 million, a $23.7 million, or 3.5% increase over 2013. During the first quarter of 2014, we took an interest adjustment of $417 thousand related to the payoff of a loan we had purchased at a discount, which had a positive impact on yield. Interest income from LHFI increased $3.1 million, or 8.2% in 2015 compared to 2014. Interest income from LHFI increased $683 thousand, or 1.9% in 2014 compared to 2013.
In 2015 the yield on our securities portfolio increased 20 basis points, to 1.73% compared to an increase of 18 basis points, to 1.53% in 2014, but income declined due to lower average balances. Security purchases in the form of callable and non-callable agencies totaled $21.9 million in 2015 and $15.3 million in 2014. Maturities and calls totaled $15.3 million in 2015 and $40.7 million in 2014. The increase in yield in 2015 compared to 2014 is related to a moderate increase in duration and more favorable offering rates on the agency portfolio in 2015.
Our restricted stock and deposits in other banks yield increased 32 basis points to 0.85% in 2015 after a decrease of 9 basis points to 0.53% in 2014. Included in deposits in other banks are fixed rate deposits that totaled $26.4 million at December 31, 2015 and $23.5 million at December 31, 2014. We have restricted stock with FHLB, the Federal Reserve and Community Bankers Bank which earn dividends. In 2015, we purchased $455 thousand in additional bank owned life insurance ("BOLI") and $225 thousand in company owned life insurance ("COLI"). In 2014, we purchased $2.0 million in additional BOLI. The tax effective yield on BOLI and COLI declined 53 basis points in 2015 to 4.11% and 30 basis points in 2014 to 4.64% due to the market sensitive nature of the yield on COLI. Income from BOLI and COLI is included in other non-interest income.
Total interest expense declined $514,028, or 14.0% to $3,147,136 in 2015, $1,125,294, or 23.5% to $3,661,164 in 2014 and $1,129,775, or 19.1%, in 2013. Interest expense declined 11 basis points in 2015 to 0.45%, 12 basis points in 2014 and 10 basis points in 2013. Interest bearing deposits, the largest component of interest expense, declined 8 basis points to 0.42% in 2015, 9 basis points in 2014 to 0.50% and 12 basis points in 2013 to 0.59%.
Our other borrowing cost decreased 294 basis points in 2015 to 1.04% after increasing 173 basis points in 2014 to 3.98% and 48 basis points in 2013. This fluctuation is due to changes in the level of low cost borrowing relative to total borrowing. We had a borrowing with a $100 thousand annual principal curtailment that we paid off in September 2015 but had totaled $1.1 million at December 31, 2014 with FHLB that bore a rate of 4.96%.

Additional analysis with regard to interest income will reference the following tables. For discussion purposes, our “net interest income analysis” and our “changes in net interest income (rate/volume analysis)” tables are adjusted to include tax equivalent income on BOLI and tax exempt municipal securities that is not calculated in accordance with Generally Accepted Accounting Principles (GAAP). The following table is a reconciliation of our income statement presentation to these tables.
RECONCILIATION OF NET INTEREST INCOME TO TAX EQUIVALENT NET INTEREST INCOME

	For the Year Ended December 31,
	2015	2014	2013
Non-GAAP
Interest income
Total interest income	$47,395,183	$42,990,907	$44,348,437
Bank owned life insurance	273,943	247,366	236,377
Tax equivalent adjustment (1)
Bank owned life insurance	147,507	133,197	127,280
Municipal securities	20,946	20,984	21,020
Adjusted income on earning assets	47,837,579	43,392,454	44,733,114
Interest expense
Total interest expense	3,147,136	3,661,164	4,786,458
Net interest income-adjusted	$44,690,443	$39,731,290	$39,946,656

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
Our net yield on earning assets or net interest margin, which is calculated by dividing net interest income by average earning assets, was 4.28% in 2015, 4.25% in 2014, and 4.13% in 2013. Our earning asset yield declined 6 basis points to 4.59% in 2015, after increasing 3 basis points to 4.65% in 2014, and declining 29 basis points to 4.62% in 2013. During the same periods liability costs declined 11 basis points to 0.45% in 2015, 12 basis points to 0.56% in 2014, and 10 basis points to 0.68% in 2013. Our interest rate spread, which is the difference between the average yield on earning assets and the average cost on interest bearing liabilities, was 4.14% in 2015, 4.09% in 2014, and 3.94% in 2013. The result of these changes is a 3 basis point improvement in margin for 2015, 12 basis point improvement in margin for 2014, and a 16 basis point reduction in margin for 2013.

Table 1 - NET INTEREST INCOME ANALYSIS
(in thousands)
The following is an analysis of net interest income, on a taxable equivalent basis.

	2015			2014			2013
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Loans held for investment:
Commercial	$159,395	$7,948	4.99%	$124,352	$6,755	5.43%	$113,971	$5,913	5.19%
Real estate	610,962	32,076	5.25%	575,417	30,317	5.27%	563,464	30,471	5.41%
Consumer	7,116	370	5.20%	4,226	256	6.06%	2,848	261	9.16%
Mortgage loans held for sale	151,657	5,963	3.93%	114,621	4,867	4.25%	188,696	7,021	3.72%
Total loans	929,130	46,357	4.99%	818,616	42,195	5.15%	868,979	43,666	5.02%
Securities:
Federal agencies	16,056	232	1.44%	21,441	270	1.26%	14,860	126	0.85%
Mortgage-backed	1,149	20	1.74%	1,428	27	1.89%	1,729	33	1.91%
Municipals	2,776	94	3.39%	1,944	83	4.27%	1,769	83	4.69%
Other securities	—	—	—%	—	—	—%	226	9	3.98%
Total securities	19,981	346	1.73%	24,813	380	1.53%	18,584	251	1.35%
Restricted stock and deposits in other banks	83,792	713	0.85%	82,317	436	0.53%	73,201	453	0.62%
Bank owned life insurance	10,268	422	4.11%	8,208	381	4.64%	7,347	363	4.94%
Total interest-earning assets	1,043,171	$47,838	4.59%	933,954	$43,392	4.65%	968,111	$44,733	4.62%
Less: Allowance for loan losses	(8,813)			(9,084)			(10,956)
Other non-earning assets	71,176			71,470			78,455
Total assets	$1,105,534			$996,340			$1,035,610
Liabilities and Stockholders’ Equity
Deposits:
Demand	$55,332	69	0.12%	$50,027	78	0.16%	$49,284	92	0.19%
Money market	375,960	1,308	0.35%	370,998	1,330	0.36%	347,734	1,470	0.42%
Savings	19,548	55	0.28%	22,992	87	0.38%	22,346	91	0.41%
Time	225,264	1,436	0.64%	195,391	1,691	0.87%	249,071	2,283	0.92%
Total deposits	676,104	2,868	0.42%	639,408	3,186	0.50%	668,435	3,936	0.59%
Other borrowings	26,808	279	1.04%	11,937	475	3.98%	37,756	851	2.25%
Total interest-bearing liabilities	702,912	$3,147	0.45%	651,345	$3,661	0.56%	706,191	$4,787	0.68%
Demand deposits	271,586			227,600			210,325
Other liabilities	18,174			15,005			26,458
Stockholders’ equity	112,862			102,390			92,636
Total liabilities and Stockholders’ equity	$1,105,534			$996,340			$1,035,610
Interest rate spread			4.14%			4.09%			3.94%
Net yield on earning assets			4.28%			4.25%			4.13%
Reconciliation to GAAP
Net interest income tax equivalent		$44,691			$39,731			$39,946
Less: Taxable equivalent adjustment - municipals		21			21			21
Less: Taxable equivalent adjustment - BOLI		148			133			127
Less: BOLI interest income		274			247			236
		$44,248			$39,330			$39,562

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
Net interest income increased $5.0 million in 2015 compared to 2014, driven by growth in assets and lower rates on interest bearing liabilities. Growth in loan volume was the primary contributor as that growth added $5.3 million to interest income which was reduced $1.1 million due to lower rates on that new volume. Average LHFI contributed a primarily volume driven net of $3.1 million to interest income. LHFS contributed a net $1.1 million to interest income which was also driven by growth in volume. Other interest bearing assets contributed a net $284 thousand in interest income. Interest expense related to growth in interest bearing liabilities was reduced by the impact of lower rates. Total deposit cost reductions contributed a net $318 thousand to net interest income while reductions in other borrowings cost provided a net savings of $196 thousand.
Net interest income declined $215 thousand in 2014 compared to 2013. Declines in interest income of $1.3 million were only partially recaptured through lower interest expense of $1.1 million. Lower average volume in our LHFS portfolio was the largest single source of reduced interest earnings. A $3.0 million reduction in interest earnings on our LHFS volume was reduced by $1.3 million due to increases in our LHFI volume, for a net reduction to interest earnings from loan volume changes of $1.7 million. Increased yield on LHFS provided an additional $888 thousand in interest income which was reduced due to lower interest yield on our real estate and consumer loans held for investment, for a net increase in interest income from loan rates of $276 thousand. Lower average volume coupled with lower interest cost combined for an interest expense savings of $750 thousand. Lower borrowing levels provided $792 thousand in interest savings that was partially reduced by higher rates for a net savings of $376 thousand.
Table 2 - CHANGES IN NET INTEREST INCOME (RATE/VOLUME ANALYSIS)
(in thousands)

	2015 vs 2014
	Interest Increase (Decrease)	Change Attributable to
		Rate	Volume
Interest income
Loans held for investment:
Commercial	$1,193	$(590)	$1,783
Real estate	1,759	(107)	1,866
Consumer	114	(41)	155
Mortgage loans held for sale	1,096	(382)	1,478
Total loans	4,162	(1,120)	5,282
Securities:
Federal agencies	(38)	36	(74)
Mortgage-backed	(7)	(2)	(5)
Municipals	11	(20)	31
Total securities	(34)	14	(48)
Restricted stock and deposits in other banks	277	269	8
Bank owned life insurance	41	(47)	88
Total interest income	4,446	(884)	5,330
Interest expense
Deposits:
Demand	(9)	(17)	8
Money market	(22)	(40)	18
Savings	(32)	(20)	(12)
Time	(255)	(489)	234
Total deposits	(318)	(566)	248
Other borrowings	(196)	(513)	317
Total interest expense	(514)	(1,079)	565
Net interest income	$4,960	$195	$4,765

	2014 vs 2013
	Interest Increase (Decrease)	Change Attributable to
		Rate	Volume
Interest income
Loans held for investment:
Commercial	$842	$287	$555
Real estate	(154)	(793)	639
Consumer	(5)	(106)	101
Mortgage loans held for sale	(2,154)	888	(3,042)
Total loans	(1,471)	276	(1,747)
Securities:
Federal agencies	144	75	69
Mortgage-backed	(6)	—	(6)
Municipals	—	(8)	8
Other securities	(9)	—	(9)
Total securities	129	67	62
Restricted stock and deposits in other banks	(17)	(70)	53
Bank owned life insurance	18	(23)	41
Total interest income	(1,341)	250	(1,591)
Interest expense
Deposits:
Demand	(14)	(15)	1
Money market	(140)	(234)	94
Savings	(4)	(6)	2
Time	(592)	(122)	(470)
Total deposits	(750)	(377)	(373)
Other borrowings	(376)	416	(792)
Total interest expense	(1,126)	39	(1,165)
Net interest income	$(215)	$211	$(426)

MARKET RISK MANAGEMENT
We spend a great deal of time focusing on management of the balance sheet to maximize net interest income. Our primary component of market risk is interest rate volatility, and our primary objectives for managing interest rate volatility are to identify opportunities to maximize net interest income while ensuring adequate liquidity and carefully managing interest rate risk. The Asset/Liability Management Committee (“ALCO”), which is composed of executive officers, is responsible for:

•	Monitoring corporate financial performance;

•	Meeting liquidity requirements;

•	Establishing interest rate parameters, indices, and terms for loan and deposit products;

•	Assessing and evaluating the competitive rate environment;

•	Monitoring and measuring interest rate risk;

•	Reporting our performance results to our Board.
Interest rate risk refers to the exposure of our earnings and the market value of portfolio equity (“MVE”) to changes in interest rates. The magnitude of the change in earnings and MVE resulting from interest rate changes is impacted by the time remaining to maturity on fixed-rate obligations, the contractual ability to adjust rates prior to maturity, competition, and the general level of interest rates and customer actions.
There are several common sources of interest rate risk that must be effectively managed to limit impact on our earnings and capital.

•	Repricing risk which arises largely from timing differences in the pricing of assets and liabilities.

•	Reinvestment risk which refers to the reinvestment of cash flows from interest payments and maturing assets at lower or higher rates.

•
Basis risk which exists when different yield curves or pricing indices do not change at precisely the same time or in the same magnitude such that assets and liabilities with the same maturity are not all affected equally.

•	Yield curve risk which refers to unequal movements in interest rates across a full range of maturities.
In determining the appropriate level of interest rate risk, ALCO reviews the changes in net interest income and MVE given various changes in interest rates. We also consider the most likely interest rate scenarios, local economic conditions, liquidity needs, business strategies, and other factors in determining the appropriate levels of interest rate risk. To effectively measure and manage interest rate risk, simulation analysis is used to determine the impact on net interest income and MVE from changes in interest rates.
Interest rate sensitivity analysis presents the amount of assets and liabilities that are estimated to reprice through specified periods if there are no changes in balance sheet mix. The interest rate sensitivity analysis in Table 3 reflects our assets and liabilities on December 31, 2015 which will either be repriced in accordance with market rates, mature or are estimated to mature early or prepay within the periods indicated. Non-maturity deposits are treated as repricing immediately. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time.
Table 3 - INTEREST RATE SENSITIVITY ANALYSIS
(in thousands)

	December 31, 2015
	3 Months or Less	> 3 Months to 1 Year	> 1 Year to 3 Years	> 3 Years to 5 Years	> 5 Years	Total
Interest sensitive assets:
Interest bearing deposits and Federal funds sold	$30,186	$8,499	$14,249	$7,000	$—	$59,934
Securities	—	499	14,543	12,800	2,371	30,213
Loans held for sale	169,345	—	—	—	—	169,345
Loans held for investment	406,439	68,788	155,181	159,389	39,472	829,269
Restricted equity securities	1,640	2,107	—	—	134	3,881
Bank Owned Life Insurance	—	—	—	—	10,635	10,635
Total interest sensitive assets	607,610	79,893	183,973	179,189	52,612	1,103,277
Interest sensitive liabilities:
NOW and savings deposits	88,480	—	—	—	—	88,480
Money market deposits	364,893	—	—	—	—	364,893
Time deposits	139,219	82,115	43,128	1,174	5	265,641
Other borrowings	16,000	—	—	—	10,000	26,000
Total interest sensitive liabilities	608,592	82,115	43,128	1,174	10,005	745,014
Interest sensitivity gap	$(982)	$(2,222)	$140,845	$178,015	$42,607	$358,263
Cumulative interest sensitivity gap	$(982)	$(3,204)	$137,641	$315,656	$358,263
Percentage cumulative gap to total interest sensitive assets	(0.1)%	(0.3)%	12.5%	28.6%	32.5%

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
Recognizing all modeling tools have some form of limitation, ALCO also utilizes a more sophisticated interest rate risk measurement tool. Simulation analysis is used to subject the current repricing conditions to rising interest rates in increments of 1%, 2%, 3% and 4% and falling interest rates in decrements of 1% and 2% to determine how net interest income changes for the next twelve and twenty-four months, with flat growth, under two rate assumptions. The assumptions are “shocked”, a scenario that assumes the entire rate change has occurred in a single month, and “ramped”, a scenario that assumes rate changes have occurred equally throughout the next twelve month period. ALCO also applies a “shocked” and “ramped” assumption when measuring the effects of changes in interest rates over a twelve month period on MVE by discounting future cash flows of interest bearing deposits and loans using new rates at which deposits and loans would be made to similar depositors and borrowers. Market value changes in the investment portfolio are estimated by discounting future cash flows and using duration analysis. Loan and investment security prepayments are estimated using current market information. Tables 4 and 5 show the estimated impact of changes in interest rates up 1%, 2%, 3% and 4% and down 1% and 2%, on net interest income and on MVE as of December 31, 2015 (in thousands).
Change in Net Interest Income
Shocked Assumption Results: The projected change in net interest income due to changes in interest rates in both the twelve and twenty-four month projection at December 31, 2015, were compliant with internal guidelines. The internal guidelines are set by management and approved by our Board. These guidelines have been established to assist the Company in monitoring potential sensitivity to interest rate risk, but a non-compliant result is not an indication of excessive risk. It is merely an indicator that closer monitoring by management may be necessary.
Ramped Assumption Results: The projected change in net interest income due to changes in interest rates in the twelve month and twenty-four month projection at December 31, 2015, were in compliance with our established internal guidelines at all rate increments.
Earnings are projected to increase when rates increase. These results further support the results from Table 3 which indicated we are asset sensitive. However, these results should not be treated as a projection of our actual income when rates begin to rise. As stated previously, all models have limitations. This model makes two basic assumptions based on the source data being a snapshot of a single date, December 31, 2015. The first is: as rates move up or down asset and liability levels would remain constant and the second is: all assets and liabilities will reprice, at or close to, the same time. Actual asset and liability levels change daily with new loans, loan payoffs, new deposits, withdrawals, etc., occurring at regular intervals. With each addition, loan rates offered may vary from those in the model based on the financial strength of the borrower. Deposits may be added or withdrawn to types different from those projected in the model. The models assumption of either a smooth rate transition over the time periods indicated or an immediate change may differ from actual changes with regard to timing and velocity.

Table 4 - CHANGE IN NET INTEREST INCOME

SHOCKED
Change in Interest Rates(1)	12 Months Changes in Net Interest Income(2)		24 Months Changes in Net Interest Income(2)
	Amount	Percent	Amount	Percent
Up 4%	$6,679	16.65%	$14,807	18.25%
Up 3%	4,608	11.47	10,252	12.63
Up 2%	2,622	6.53	5,988	7.38
Up 1%	749	1.86	1,735	2.14
Down 1%	254	0.63	1,265	1.56
Down 2%	(1,151)	(2.86)	(1,726)	(2.13)

RAMPED
Change in Interest Rates(1)	12 Months Changes in Net Interest Income(2)		24 Months Changes in Net Interest Income(2)
	Amount	Percent	Amount	Percent
Up 4%	$2,785	6.93%	$11,367	14.01%
Up 3%	2,578	6.42	8,648	10.66
Up 2%	1,617	4.03	5,155	6.35
Up 1%	601	1.50	1,614	1.99
Down 1%	236	0.59	1,202	1.48
Down 2%	(636)	(1.58)	(1,265)	(1.56)

(1)	Our simulation model makes assumptions including the slope and timing of rate increases, the rates that drive certain financial instruments, prepayment assumptions, etc.

(2)	Represents the difference between estimated net interest income for the next 12 and 24 months in the current rate environment.
Market Value of Equity
Under both the “shocked” and “ramped” assumptions changes in the market value of equity for increases of 1%, 2%, 3%, and 4% were in compliance with our established internal guidelines. Under the "shocked" assumptions changes in the market value of equity for a decrease of 1% was also in compliance with guidelines. However for "shocked" decreases of 2% and "ramped" decreases of 1% and 2% the results were not within our internal guidelines. These projected changes in the MVE model are based on flat growth assumptions and no changes in the mix of assets or liabilities.
Table 5 - CHANGE IN MARKET VALUE OF PORTFOLIO EQUITY

	SHOCKED		RAMPED
Change in Interest Rates(1)	Changes in Market Value of Portfolio Equity(2)		Changes in Market Value of Portfolio Equity(2)
	Amount	Percent	Amount	Percent
Up 4%	$16,369	8.60%	$20,639	10.84%
Up 3%	11,091	5.83	13,820	7.26
Up 2%	9,613	5.05	10,620	5.58
Up 1%	5,788	3.04	5,991	3.15
Down 1%	(9,441)	(4.96)	(9,686)	(5.09)
Down 2%	(44,192)	(23.22)	(44,614)	(23.44)

(1)	Our simulation model makes assumptions including the slope and timing of rate increases, the rates that drive certain financial instruments, prepayment assumptions, etc.

(2)	Represents the difference between market value of portfolio equity in the current interest rate environment.
All model results indicate we are well positioned for potential rate increases. These models support the actions management has taken with regard to the length of maturities in our portfolio and the products we offer. We will continue to analyze our portfolio and modify our actions as needed to support Company growth in the future.

NON-INTEREST INCOME
Non-interest income increased $18,034,851 or 26.9% in 2015 when compared to 2014 and decreased $2,803,030 or 4.0% in 2014 when compared to 2013. The following table lists the major components of non-interest income for December 31, 2015, 2014, and 2013.

	December 31,
	2015	2014	2013
Mortgage banking income	$79,578,461	$62,440,013	$65,672,402
Service charges and fees	2,227,224	2,058,262	1,941,926
Title company income	967,223	669,785	789,253
Bank owned life insurance income	273,943	247,366	236,377
Investment and insurance commissions	1,607,823	1,592,398	1,053,429
(Loss) gain on sale of assets, net	140,578	(266)	58,460
Gain on sale of securities, net	22,801	155	—
Other	296,039	71,528	130,424
	$85,114,092	$67,079,241	$69,882,271
Mortgage banking income, which is the largest component of non-interest income, is the primary source of the increase in the years presented. In 2015, mortgage banking income increased $17.1 million, or 27.5% compared to 2014, which had declined $3.2 million, or 4.9% from 2013. Mortgage banking income represents fees from originating and selling residential mortgage loans. Fluctuation in production between years is the source of the changes in mortgage banking income. Production increased in 2015 after declining in both 2014 and 2013. Monarch Mortgage originated a total dollar volume of $2,089,619,153 in 2015, compared to $1,604,726,181 in 2014, and $1,977,423,402 in 2013. The total number of loans closed was 8,017 in

2015, 6,193 in 2014, and 7,201 in 2013. By dollar volume, purchase money mortgages represented 76% of loans closed in 2015, 80% of loans closed in 2014, and 63% of loans closed in 2013.
Service charges and fees increased $168,962 or 8.2% in 2015, $116,336 or 6.0% in 2014 and $111,908 or 6.1% in 2013. Increases are due to growth in credit card volume, credit card referral program and automated teller machine usage. Service charges include overdraft and non-sufficient funds fees, automated teller machine transaction fees, non-recurring loan fees and credit card and merchant fees. Service charge pricing on deposit accounts and loan fees are typically reevaluated annually to reflect current costs and competition.
Title income increased $298 thousand to $967 thousand in 2015, after a two year decline of $119 thousand in 2014 and $25 thousand in 2013. Title income is tied to loan closing activities which fluctuate with market conditions. Title income was generated through Real Estate Security Agency, LLC, a subsidiary of Monarch Investment, LLC, which owns 75% of the company.
In August 2014 Monarch purchased $2,000,000 in Bank owned life insurance (BOLI) in addition to the $6,000,000 purchased in October 2005. In 2015 we added Company owned life insurance (COLI) to our deferred compensation plan. Income from BOLI and COLI is not subject to tax. The tax-effective income earnings from BOLI and COLI are $421,450 in 2015, $380,560 in 2014, and $363,657 in 2013.
In August 2012, Monarch introduced a new division to meet the needs of high net worth individuals; Monarch Bank Private Wealth ("MBPW"). In addition, Monarch formed an affiliation with Raymond James Financial Services, Inc., to enable MBPW to offer their clients financial planning, trust and investment services. We also continue to offer investment services, through our investment division, Monarch Investment. MBPW continued to grow investment and insurance commissions for the third straight year. Year over year growth was $15 thousand, or .97% in 2015, $539 thousand or 51.2% in 2014 and $881 thousand or 510.0% in 2013.
In 2015 we sold four vehicles, several pieces of equipment, and removed fourteen pieces of equipment from service for a total net gain of $140,578. In 2014 we removed a piece of equipment from service and wrote off $266. In 2013 we sold two autos for a net gain of $21,904 and a parcel of land which had been carried in other assets at a gain of $36,556.
In 2015 four agency bonds were called for a total gain of $22,801. We recorded a $155 security gain on an agency bond that was called in 2014. There were no security gains in 2013. There were no security losses in any period presented.
Other income represents a variety of nominal recurring and non-recurring activities and transactions that have occurred throughout the years presented.

NON-INTEREST EXPENSE
Non-interest expense was $108,371,711 in 2015, an increase of $19,891,855 or 22.5% over 2014. In 2014 non-interest expense was $88,479,856, a decrease of $2,430,962, or 2.7% from 2013. The following table lists the major components of non-interest expense for December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
Salaries and employee benefits	$39,349,089	$34,134,998	$34,112,834
Commissions	36,995,519	24,754,633	28,344,347
Loan origination expenses	7,382,476	6,652,007	7,891,835
Occupancy expenses	5,938,736	6,118,265	5,408,567
Furniture and equipment expense	3,503,532	3,430,278	3,041,345
Marketing expense	3,625,625	3,151,374	2,912,864
Data processing services	2,329,983	2,272,785	1,696,535
Professional fees	2,120,004	1,322,268	1,053,499
Telephone	1,373,579	1,226,389	1,184,894
Stationary and supplies	429,046	484,565	687,971
FDIC insurance	558,079	530,486	567,819
Postage and delivery	384,656	470,113	632,065
Franchise Tax	881,313	825,559	749,705
Travel	665,145	552,037	452,143
ATM expense	374,132	372,782	293,468
Insurance	336,135	311,681	202,776
Amortization of intangible assets	—	104,167	178,572
Title	146,405	102,666	106,853
Valuation adjustments on repossessed property	100,000	—	—
Other real estate expense	44,868	80,580	7,098
Rental income, other real estate	(1,955)	(9,620)	—
Loss on sale of other real estate	51,036	6,976	3,020
Other	1,784,308	1,584,867	1,382,608
	$108,371,711	$88,479,856	$90,910,818

Commissions, salaries and employee benefits are the the largest components of non-interest expense and the primary driver of annual changes. Commissions are typically a production based form of compensation while salaries are generally position related guaranteed payments. The variable portion of salaries is in the form of overtime. Employee benefits include social security taxes, Medicare taxes, health insurance premiums and a 401k retirement match. In 2015 the combined expense from commissions, salaries and employee benefits was $76,344,608 or 70.4% of non-interest expense. In 2014 the combined expense from commissions, salaries and employee benefits was $58,889,631, or 66.6% of non-interest expense. In 2013 the combined expense from commissions, salaries and employee benefits was $62,457,181, or 68.7% of non-interest expense.
Commissions, which are variable in nature, were the primary source of increase in non-interest expense for 2015 and the primary source of decrease for both 2014 and 2013. Mortgage banking is a commission based industry with the majority of employee income tied to production levels. The increase in production in 2015 resulted in a 49.5%, or $12.2 million increase in commission compared to 2014. The decline in production in 2014 resulted in a 12.7%, or $3.6 million decrease in commission compared to 2013. The decline in production in 2013 resulted in a 39.1%, or $18.2 million decrease in commissions compared to 2012.
Salaries and employee benefits increased in 2015 by $5.2 million or 15.3%. Salaries and employee benefits were relatively flat between 2014 and 2013. In 2015, $1.5 million of the increase in salary expense was attributable to a full year of lower deferred compensation due to a modification of our treatment of short term loan fees on loan originations that was made late in 2014. Although the number of employees has not changed significantly between years, along with normal annual increases, the mix and skill set of our employees has been elevated due to regulatory and compliance demands. The banking industry, as a whole, has faced increased regulatory and compliance requirements in recent years, with mortgage banking the most heavily impacted. These requirements call for a more specialized skill set which is in high demand and translates to higher salaries. In addition, higher compensation related benefits such as social security tax and Medicare tax expenses contributed to the 2015 increase. As with regulatory and compliance, governmental changes to health care programs have impacted the Company. The cost of health insurance paid by the Company on behalf of our employees increased $558 thousand in 2015. The number of full and part-time employees at year end was 634 for 2015, 645 for 2014 and 664 for 2013.
Loan expense increased 11.0% in 2015 compared to 2014, after declining in 2014 by 15.7% compared to 2013. As with commissions, mortgage production is the primary source of the fluctuations between years. However, there is not a direct relationship between the decline in production and the decline in loan expense. Overall costs associated with mortgage lending have grown due to increased regulation and compliance. Included in loan expense are costs associated with underwriting and processing mortgage loans. Additionally, expense related to the shipping of mortgage loan packages to secondary market investors impacts postage. The telephone is a critical communication tool for the banking industry as a whole and our mortgage lenders in particular. Our bank and mortgage lenders spend a great deal of time out of the office meeting with clients and prospects. This expense has grown with our banking and mortgage operations.
We are committed to providing our clients with optimal service through our employees, facilities and technology. To that end we evaluate our branch locations, aesthetics, potential areas for expansion and operations continuously. Costs associated with occupancy expense, furniture and equipment and data processing fluctuate due to this commitment. In 2015 we relocated our Towne Center office. In 2014 we completed renovations on our Kempsville banking office, closed our Suffolk banking office and opened a permanent Williamsburg branch which included MBPW. In 2013 we opened a mortgage and commercial lending office in Newport News. Also in 2013 we relocated our Monarch Mortgage headquarters, Virginia Beach commercial lending and Oceanfront banking office. 2015 expenses remained flat despite the additions and improvements due to older assets being retired or fully depreciated. The additions and improvements noted previously contributed to the increases in both occupancy and furniture and equipment expense in 2014 and 2013. Technology changes and innovation are carefully monitored to ensure we provide our clients with secure, leading edge technology and service.
Professional fees which include legal, accounting, and consulting expenses increased in 2015 and 2014 after declining in 2013. Professional fees related to our pending merger with Towne are expected to remain elevated through the closing of the merger. During the fourth quarter of 2015, the Company and Bank entered into a definitive agreement with Towne, pursuant to which Towne will acquire all of the common stock of Monarch in a stock transaction. Professional fees directly related to this agreement totaled $431,919 for 2015. In 2014, the financial impact of the Company, subject to customary closing conditions including regulatory and shareholder approval, exceeding $1.0 billion in assets with its accompanying accounting and regulatory requirements is evident in our professional fees. Outsourcing of audits and system reviews to ensure compliance with stricter standards resulted in increased expense.
Monarch has focused on marketing our company brand and gaining exposure in the communities we serve through advertising, community activities and sponsorships. These activities included, media advertisement, higher visibility sponsorships, and greater community involvement. Our marketing expenses increased by $474,251 or 15.0% in 2015 over 2014 and $238,510 or 8.2% in 2014 over 2013
The Company typically enters into three year commitments for its larger insurance needs. In 2014 this coverage was renewed. Company growth since entering into the previous contract was the source of the increase in insurance expenses.
We did not have any properties in other real estate owned as of December 31, 2015. During 2015, two properties were moved to other real estate then subsequently sold at a net loss of $51,036. During 2014, three properties were moved to other real estate and three properties were subsequently sold. Two of the properties sold at a gain of $26,287 and one property sold at a loss of $33,263. During 2013 two properties were moved to other real estate, one of which was subsequently sold at a net loss of $3,020. Maintenance and selling costs associated with other real estate were $44,868 in 2015, $80,580 in 2014 and $7,098 in 2013. Rent collected on one property was $1,955 in 2015, $9,620 in 2014 and $0 in 2013.
We continue to focus on controlling overhead expenses in relation to income growth. Our efficiency ratio, a productivity measure used to determine how well non-interest expense is managed, was 83.8% in 2015, 83.1% in 2014 and 82.8% in 2013. Our “Bank only” efficiency ratio was 60.3% in 2015, 61.1% in 2014 and 60.4% in 2013. A lower efficiency ratio indicates more favorable expense efficiency. The efficiency ratio is calculated by dividing non-interest expense by the sum of taxable equivalent net interest income and non-interest income. Increased regulatory burden and expenses associated with our non-interest income lines of business have negatively impacted this ratio and the value it provides to investors.

The dollar and percentage change of listed expenses is provided below.

	Year Ended December 31,
	2015 vs. 2014		2014 vs. 2013
	Dollars	Percentage	Dollars	Percentage
Commissions	$12,240,886	49.5%	$(3,589,714)	(12.7)%
Salaries and employee benefits	5,214,091	15.3%	22,164	0.1%
Professional fees	797,736	60.3%	268,769	25.5%
Loan origination expenses	730,469	11.0%	(1,239,828)	(15.7)%
Marketing expense	474,251	15.0%	238,510	8.2%
Telephone	147,190	12.0%	41,495	3.5%
Travel	113,108	20.5%	99,894	22.1%
Valuation adjustments on repossessed properties	100,000	100.0%	—	—%
Furniture and equipment expense	73,254	2.1%	388,933	12.8%
Data processing services	57,198	2.5%	576,250	34.0%
Franchise Tax	55,754	6.8%	75,854	10.1%
Loss (income) on sale of other real estate	44,060	631.6%	3,956	131.0%
Title	43,739	42.6%	(4,187)	(3.9)%
FDIC insurance	27,593	5.2%	(37,333)	(6.6)%
Insurance	24,454	7.9%	108,905	53.7%
Rental income, other real estate	7,665	(79.7)%	(9,620)	100.0%
ATM expense	1,350	36.0%	79,314	27.0%
Other	199,441	12.6%	202,259	14.6%
Other real estate expense	(35,712)	(44.3)%	73,482	1,035.2%
Postage and delivery	(85,457)	(18.2)%	(161,952)	(25.6)%
Stationary and supplies	(55,519)	(11.5)%	(203,406)	(29.6)%
Amortization of intangibles	(104,167)	(100.0)%	(74,405)	(41.7)%
Occupancy expenses	(179,529)	(2.9)%	709,698	13.1%
Income Statement Impact of Forward Rate Commitments and Unrealized Hedge Gain (Loss)
Included in mortgage banking income, commissions and incentives, and loan expense are accruals for changes in income related to interest rate lock commitments, and fair value adjustments related to hedging. The offset for these accruals are found in the consolidated statements of condition. These accounting estimates, which are required by GAAP, create volatility in our financial statements because they accelerate earnings recognition and are driven by volume changes and market conditions. These estimates are made at a specified point in time and do not necessarily reflect the actual income or losses that will occur. Realized gains and losses from hedge activities are carried separately and included in mortgage banking income.
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

Loans in our mandatory delivery program that have closed but have not been committed to an investor are also required to be reported as if sold to an investor. A gain or loss on the loan is recorded in consolidated statements of income with offset to the consolidated statements of condition based on the market rate for a similar product at the measurement date.
The following summary identifies the components in non-interest income and non-interest expense related to forward rate commitments and hedge gain (loss) found in our consolidated statements of income with offset in our consolidated statements of condition.

	Year Ended December 31,
Non-interest income:	2015	2014	2013
Hedge income (loss)	$(684,476)	$575,569	$—
Mark to market hedge income (loss)	341,528	(394,666)	—
Rate lock income (expense)	1,029,698	1,645,572	—
Change in non-interest income	686,750	1,826,475	—
Non-interest expense:
Rate lock commissions	(264,087)	(730,686)	—
Rate lock loan expense	64,037	(374,512)	—
Change in non-interest (expense)	(200,050)	(1,105,198)	—
Forward rate commitments and hedge gain	$486,700	$721,277	$—
INCOME TAXES
In 2015 we recognized $7,155,214 in federal income tax expense compared to federal income tax expense of $6,032,605 in 2014. Income tax as a percentage of pretax income may vary significantly from statutory rates due to permanent differences, which are items of income and expense excluded by law from the calculation of taxable income. Permanent differences generally include interest income from BOLI, municipal securities and dividends on federal reserve stock, and expenses related meals and entertainment, and certain dues. The resulting effective tax rate was 34.4% in 2015, 34.1% in 2014, compared to 33.7% in 2013. Differences between years are due to changes in permanent exclusions from income and expense. We pay state taxes related to Monarch Mortgage in Maryland, North Carolina and South Carolina. The following table provides state taxes the effective federal tax rate.

Income Tax Summary
	Year Ended December 31,
	2015	2014	2013
Income tax provision	$7,583,820	$6,490,273	$6,386,040
Less: state tax provision	428,606	457,668	487,572
Federal tax provision	$7,155,214	$6,032,605	$5,898,468

Income attributable to Monarch Financial Holdings, Inc.	$20,798,641	$17,702,123	$17,477,047
Effective federal tax rate	34.4%	34.1%	33.7%
SEGMENT REPORTING
Our reportable segments include community banking and mortgage banking services. Community banking involves making loans to and generating deposits from individuals and businesses in the markets where we have offices. Mortgage banking originates residential loans and subsequently sells them to investors. Our mortgage banking segment is a strategic business unit that is managed separately from the community banking segment because the mortgage banking services segment appeals to different markets and, accordingly, requires different technology and marketing strategies. We do not have other reportable operating segments. For discussion of our segment accounting policies, see Note 1 to our Consolidated Financial Statements (included in Item 8. of this Form-K).
Funding for retail mortgage banking services' loans held for sale (LHFS) portfolio is provided by community banking services. For segmentation purposes the community banking segment charges the mortgage banking segment interest on average LHFS balances outstanding at a rate of the three month average 30 day London Interbank Offered Rate (LIBOR) plus 250 basis points.
Segment information for the years 2015, 2014 and 2013 is shown in the following table.

Selected Financial Information

Community Banking Segment
	Year Ended December 31,
	2015	2014	2013
Income:
Interest income	$45,674,497	$41,252,559	$43,282,961
Non-interest income	5,535,631	4,639,228	4,697,595
Total operating income	51,210,128	45,891,787	47,980,556
Expenses:
Interest expense	(3,147,136)	(3,661,164)	(4,786,458)
Provision for loan losses	—	—	—
Personnel expense	(18,250,993)	(15,178,262)	(14,118,094)
Other non-interest expenses	(13,392,789)	(11,775,699)	(10,357,092)
Total operating expenses	(34,790,918)	(30,615,125)	(29,261,644)
Income before income taxes	16,419,210	15,276,662	18,718,912
Provision for income taxes	(5,947,629)	(5,530,091)	(6,449,951)
Less: Net income attributable to non-controlling interests	(62,957)	(29,287)	(47,305)
Net income attributable to community banking segment	$10,408,624	$9,717,284	$12,221,656

Mortgage Banking Segment
	Year Ended December 31,
	2015	2014	2013
Income:
Interest income	$5,963,440	$4,866,818	$7,021,186
Non-interest income	78,891,711	60,613,538	65,184,676
Total operating income	84,855,151	65,480,356	72,205,862
Expenses:
Interest expense	(4,242,754)	(3,128,470)	(5,955,710)
Personnel expense	(57,829,528)	(42,980,683)	(48,339,087)
Other non-interest expenses	(18,698,351)	(17,440,014)	(18,096,545)
Total operating expenses	(80,770,633)	(63,549,167)	(72,391,342)
Net operating income	4,084,518	1,931,189	(185,480)
Forward rate commitments and hedge gain	486,700	721,277	—
Income before taxes	4,571,218	2,652,466	(185,480)
Provision for income taxes	(1,655,859)	(960,182)	63,911
Less: Net income attributable to non-controlling interests	(128,830)	(197,718)	(1,009,080)
Net income (loss) attributable to mortgage banking segment	$2,786,529	$1,494,566	$(1,130,649)

Consolidated Statements of Income
	Year Ended December 31,
	2015	2014	2013
Income:
Interest income	$47,395,183	$42,990,907	$44,348,437
Non-interest income	85,114,092	67,079,241	69,882,271
Total operating income	132,509,275	110,070,148	114,230,708
Expenses:
Interest expense	(3,147,136)	(3,661,164)	(4,786,458)
Provision for loan losses	—	—	—
Personnel expense	(76,344,608)	(58,889,631)	(62,457,181)
Other non-interest expenses	(32,027,103)	(29,590,225)	(28,453,637)
Total operating expenses	(111,518,847)	(92,141,020)	(95,697,276)
Income before income taxes	20,990,428	17,929,128	18,533,432
Provision for income taxes	(7,583,820)	(6,490,273)	(6,386,040)
Less: Net income attributable to non-controlling interests	(191,787)	(227,005)	(1,056,385)
Net income attributable to Monarch Financial Holdings, Inc.	$13,214,821	$11,211,850	$11,091,007

	Year Ended December 31,
Elimination entries:	2015	2014	2013
Interest income	$(4,242,754)	$(3,128,470)	$(5,955,710)
Interest expense	4,242,754	3,128,470	5,955,710
Non-interest income	(686,750)	(1,825,475)	—
Personnel expense	264,087	730,686	—
Other non-interest expenses	(64,037)	374,512	—
Forward rate commitments and hedge gain	486,700	721,277	—

	Community Banking	Mortgage Banking	Elimination entries	Consolidated
Segment Assets
2015	$996,432,802	$192,062,857	$(27,047,504)	$1,161,448,155
2014	$915,521,105	$162,761,389	$(11,545,520)	$1,066,736,974

Capital Expenditures
2015	$1,359,215	$424,271	$—	$1,783,486
2014	$3,932,268	$352,505	$—	$4,284,773
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
GENERAL
Total assets were $1,161.4 million at December 31, 2015, an increase of $94.7 million, or 8.9% compared to $1,066.7 million at year-end 2014. This increase is attributable to a $21.7 million, or 114.7% increase in our loans held for sale portfolio which was $169.3 million at year end and loans held for investment which rose $56.7 million, or 7.3% to $829.3 million. Interest bearing bank balances grew $8.8 million or 17.8% to $58.6 million and available for sale investments increased $6.5 million, or 27.4% to $30.2 million.
Total liabilities increased $84.5 million, or 8.8% to $1,043.7 million at December 31, 2015, compared to $959.2 million at December 31, 2014. Total deposits were $999.1 million at year end 2015, an increase of 8.7% or $79.7 million when compared to $919.4 million at December 31, 2014. Total borrowings increased $4.9 million to $26.0 million at December 31, 2015. Total stockholders’ equity was $117.7 million at December 31, 2015, compared to $107.5 million at December 31, 2014, an increase of $10.2 million or 9.5%.

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
Table 6 - SECURITIES PORTFOLIO
(in thousands)

	As of December 31,
	2015	2014	2013
Securities available-for-sale, at fair value:
U.S. government agency obligations	$26,236	$20,454	$45,346
Residential mortgage-backed securities	998	1,283	1,567
Municipal securities	2,979	1,988	1,909
Total Securities Portfolio	$30,213	$23,725	$48,822
The amortized cost and estimated fair value of securities, all of which are classified as available for sale, at December 31, 2015 by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

Table 7 - ESTIMATED MATURITIES OF SECURITIES AS OF PERIOD INDICATED
(in thousands)

	December 31, 2015
	1 Year or Less	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
		(Dollars In thousands)
US agency securities:
Amortized cost	$23,374	$3,002	$—	$—	$26,376
Fair value	$23,241	$2,995	$—	$—	$26,236
Weighted average yield	1.38%	1.09%	—	—	1.35%
Residential mortgage backed securities:
Amortized cost	$—	$—	$—	$995	$995
Fair value	$—	$—	$—	$998	$998
Weighted average yield	—	—	—	2.64%	2.64%
Municipal securities:
Amortized cost	$—	$2,901	$—	$—	$2,901
Fair value	$—	$2,979	$—	$—	$2,979
Weighted average yield	—	2.84%	—%	—	2.84%
Total securities:
Amortized cost	$23,374	$5,903	$—	$995	$30,272
Fair value	$23,241	$5,974	$—	$998	$30,213
Weighted average yield	1.38%	1.95%	—%	2.64%	1.54%
Total investment securities were $30.2 million at December 31, 2015, compared to $23.7 million in 2014. At year end, neither the aggregate book value nor the aggregate market value of the securities of any issuer exceeded ten percent of our stockholders’ equity. Additional information on our investment securities portfolio is in Note 2 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K).

As of December 31, 2015, there was a net unrealized loss of $59,194 related to the available-for-sale investment portfolio compared to a net unrealized gain of $48,802 at year end 2014. Note 2 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K) provides details of the amortized cost, unrealized gains and losses, and estimated fair value of each category of the investment portfolio as of December 31, 2015 and 2014.
LOAN PORTFOLIO
Our lending activities are our principal source of income. Loans held for investment, net of unearned income, increased $56,679,770 or 7.3% during 2015. Mortgage loans held for sale, loans originated for the secondary market by Monarch Mortgage that have closed but not funded with our investors, increased 14.7% or $21,654,929 to $169,345,205 on December 31, 2015 compared to $147,690,276 on December 31, 2014. This increase was due to the pick up in purchase money activity related to new home buying. Discussions below exclude mortgage loans held for sale.
Our loan portfolio is divided into three loan types; commercial, real estate, and consumer. At December 31, 2015, the commercial loan type represents 19.0%, the real estate loan type represents 80.2%, and the consumer loan type represents 0.8% of our loan portfolio.
Commercial loans increased $19.6 million or 14.2% in 2015 to $158.1 million. Commercial loan yield was 4.99% in 2015 compared to 5.43% in 2014 and 5.19% in 2013. Commercial loans are highly sought after in the current banking environment. Competition from the standpoint of both pricing and term is considerable while the number of opportunities available in the market are limited.
Real estate secured loans increased $36.7 million to $664.6 million in 2015 compared to 2014. The blended yield on this was 5.25% in 2015 compared to 5.27% in 2014 and 5.41% in 2013. Competition for this loan type has increased since early 2014 as more banks re-entered the market. Prior to this year, margin compression had not been as significant in the loan type because of the limited number of competitors. The real estate secured loan type is further divided into classes based on loan purpose and includes construction, 1-4 family residential properties, home equity lines, multifamily and real estate secured commercial loans. Commercial real estate loans are by far the largest class of loans in our loans held for investment portfolio, at 35.0% of total loans. This class represents 43.7% of total real estate secured loans and increased $33.5 million or 13.0%, to $290.5 million in 2015. Owner occupied commercial real estate loans comprise 40.4% of that total. Multifamily real estate loans represent 1.7% of total real estate secured loans, declining $10.2 million in 2015 to $11.6 million. Real estate construction increased $17.9 million in 2015. It was the second largest class of loans, at 23.0% of total loans held for investment and 28.6% of real estate loans, or $190.4 million. 1-4 family residential loans represented 17.0% of this segment and grew 3.6%, or $3.9 million in 2015 to $113.3 million. Home equity lines declined 12.4% or $8.4 million to $59.1 million in 2015.
Consumer loans, which comprise less than 1.0% of our loans held for investment, remained relatively flat with growth of only $0.4 million in 2015. The yield on consumer and installment loans was 5.20% in 2015, a decline from 6.06% in 2014.
We consider our overall loan portfolio diversified as it consists of 19.1% in commercial loans, 22.9% in construction loans, 13.7% in loans secured by 1-4 family residential properties, 7.1% in home equity lines, 14.1% in owner occupied commercial loans secured by real estate, 20.9% non-owner occupied commercial loans secured by real estate, 1.4% in multifamily loans and less than 1% in consumer loans as of December 31, 2015, as detailed in Table 8 (in thousands) classified by type.
Interest income on consumer, commercial, and real estate mortgage loans is computed on the principal balance outstanding. Most variable rate loans carry an interest rate tied to the Wall Street Journal Prime Rate, as published in the Wall Street Journal. Note 4 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K) provides a schedule of loans by type and other information. We do not participate in highly leveraged lending transactions, as defined by the regulators, and there are no loans of this nature recorded in the loan portfolio. We do not have foreign loans in our portfolio. At December 31, 2015, we had two loan concentrations which exceeded 10% in the area of loans to borrowers who are principally engaged in acquisition, development and construction of multifamily homes and developments. A geographic concentration arises because we operate primarily in southeastern Virginia.

Table 8 - LOANS
(in thousands)

	December 31,
	2015	2014	2013	2012	2011
Commercial	$158,174	$138,511	$119,533	$91,889	$81,130
Real estate
Construction	190,260	172,337	155,429	154,213	139,313
Residential (1-4 family)	113,318	109,483	89,973	92,606	85,731
Home equity lines	59,222	67,615	67,310	71,635	74,706
Multifamily	11,592	21,809	27,356	20,021	26,780
Commercial	290,211	256,749	250,065	227,621	196,370
Consumer
Consumer and installment loans	6,368	5,992	2,931	3,054	3,532
Overdraft protection loans	124	94	74	55	50
Loans - net of unearned income (1)	$829,269	$772,590	$712,671	$661,094	$607,612

(1)	Loans - net of unamortized (costs) unearned fees include deferred loan (costs) fees. These (costs) fees were ($202) thousand in 2015, ($77) thousand in 2014 and $175 thousand in 2013.

Table 9 - LOAN MATURITIES
(in thousands)

	December 31, 2015
	Due within one year		Due after one year but within five years		Due after five years		Total (1)
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Commercial	$91,361	4.25%	$60,133	4.93%	$6,680	4.59%	$158,174	4.52%
Real estate
Construction	159,789	5.00%	29,297	4.72%	1,174	4.63%	190,260	4.96%
Residential (1-4 family)	40,778	5.43%	50,581	5.21%	21,959	4.20%	113,318	5.09%
Home equity lines	133	5.26%	4,688	3.54%	54,401	3.58%	59,222	3.58%
Multifamily	996	5.84%	10,245	5.02%	351	5.95%	11,592	5.12%
Commercial	50,696	5.32%	206,316	4.86%	33,199	4.42%	290,211	4.89%
Consumer
Consumer and installment loans	4,502	3.95%	1,815	10.24%	51	18.12%	6,368	5.85%
Overdraft protection loans	83	20.99%	39	20.37%	2	18.40%	124	20.75%
	$348,338	4.89%	$363,114	4.93%	$117,817	4.01%	$829,269	4.78%
Fixed rate loans due			$317,185		$48,118		$480,682
Variable rate loans due			45,929		69,699		348,587
			$363,114		$117,817		$829,269

(1)	Total loans include unamortized (costs) unearned fees in the form of deferred loan (costs) fees. These (costs) fees were ($202) thousand in 2015, ($77) thousand in 2014 and $175 thousand in 2013.
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
5 Acceptable with care
The following table delineates, in thousands, our loan portfolio by class and “pass” and “watch list” risk grade for the years ended December 31, 2015 and 2014.

Table 10 - LOANS BY RISK GRADE
(in thousands)

	2015
	Pass	Watch list	Total
Commercial	$157,818	$254	$158,072
Real estate
Construction	189,255	1,168	190,423
Residential (1-4 family)	108,693	4,585	113,278
Home equity lines	57,658	1,440	59,098
Multifamily	11,591	—	11,591
Commercial	288,533	1,998	290,531
Real estate subtotal	655,730	9,191	664,921
Consumer
Consumer and installment loans	6,291	65	6,356
Overdraft protection loans	119	3	122
Loans to individuals subtotal	6,410	68	6,478
Total gross loans	$819,958	$9,513	$829,471
Unamortized loan costs, net of deferred fees			(202)
Total net loans			$829,269

	2014
	Pass	Watch list	Total
Commercial	$135,293	$3,138	$138,431
Real estate
Construction	171,137	1,365	172,502
Residential (1-4 family)	101,861	7,544	109,405
Home equity lines	66,282	1,204	67,486
Multifamily	19,616	2,193	21,809
Commercial	253,525	3,442	256,967
Real estate subtotal	612,421	15,748	628,169
Consumer
Consumer and installment loans	5,893	76	5,969
Overdraft protection loans	97	—	97
Loans to individuals subtotal	5,990	76	6,066
Total gross loans	$753,704	$18,962	$772,666
Unamortized loan costs, net of deferred fees			(77)
Total net loans			$772,589
A loan risk graded a loss is charged-off when identified and a loan risk graded as doubtful is classified as a nonaccrual loan. At December 31, 2015 we did not have any loans risk graded as a loss or as doubtful. We do not have any potential problem loans which have not been evaluated and disclosed at December 31, 2015. Loans identified as special mention and substandard may or may not be classified as nonaccrual, based on current performance. “Watch list” loans are evaluated on an individual or relationship basis to determine if any, or all, of our loans to the borrower are at risk. We evaluate the collectability of both principal and interest when assessing the need for a loss accrual. For additional discussion on this evaluation refer to Note 1 and Note 4 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K).
In September 2014, in order to maintain a true loss profile, we began to extend the "look-back" period by one quarter with a target of a five-year "look-back" period by June 2015. We believe this current year adjustment is a change within our methodology and not a change to the methodology itself. At December 31, 2015 "look-back" period is five years. We believe these changes provide a more accurate evaluation of the potential risk in our portfolio because it is a more granular approach that allows management to capture trends in the portfolio. The additional delineation by purpose establishes a stronger focus on areas of weakness and strength within the portfolio.
The allowance is subject to regulatory examinations and determination as to adequacy. This examination may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.

In 2015, 2014 and 2013 we expensed $0 in provision for loan losses. Based on the current economic environment and the composition of our loan portfolio, the level of our charged-off loans combined with our peer bank loss experience, we considered this provision to be a prudent allocation of funds for our loan loss allowance.
Loans charged off during 2015 totaled $955,423 compared to $551,968 in 2014, and recoveries totaled $893,785 and $439,436 in 2015 and 2014, respectively. The ratio of net charge-offs to average outstanding loans was 0.01% in 2015 compared to 0.02% in 2014.
In 2015, approximately $850 thousand in loans charged off were related to failed business activities and $105 thousand were related to residential properties. In 2014, approximately $225 thousand in loans charged off were related to failed business activities and $327 were related to residential properties. In both 2015 and 2014, the charge-off activities are related to singular events and are not indicative of any trends.
Table 11 presents our loan loss and recovery experience (in thousands) for the past five years.
The allowance for loan losses totaled $8,887,199 at December 31, 2015, a decrease of $61,638 or 0.69% from December 31, 2014. The ratio of the allowance to loans, less unearned income, was 1.07% at December 31, 2015 and 1.16% at December 31, 2014. We believe the allowance for loan losses is adequate to absorb any probable and inherent losses on existing loans in our loan portfolio at December 31, 2015. The allowance to loans ratio is supported by the level of non-performing loans, the seasoning of the loan portfolio, and the experience of the lending staff in the market. See Note 4 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K) for more information concerning our loan loss and recovery experience.
Table 11 - LOAN LOSS ALLOWANCE AND LOSS EXPERIENCE
(in thousands)

	December 31,
	2015	2014	2013	2012	2011
Balance at beginning of period	$8,949	$9,061	$10,910	$9,930	$9,037
Charge-offs:
Commercial	(207)	(22)	(2,468)	(835)	(907)
Real estate
Construction	(18)	(191)	—	(533)	(799)
Residential (1-4 family)	(659)	(163)	(149)	(2,239)	(983)
Home equity Lines	(70)	(174)	(582)	(602)	(3,158)
Multifamily	—	—	—	—	—
Commercial	—	—	—	(134)	(276)
Consumer
Consumer and installment loans	(2)	—	(23)	—	(1)
Overdraft protection loans	—	(2)	(1)	—	(2)
	(956)	(552)	(3,223)	(4,343)	(6,126)
Recoveries:
Commercial	599	205	176	67	55
Real estate
Construction	70	80	1,040	151	65
Residential (1-4 family)	28	32	40	197	197
Home equity Lines	195	123	98	74	367
Multifamily	—	—	—	—	—
Commercial	—	—	20	—	—
Consumer
Consumer and installment loans	—	—	—	2	13
Overdraft protection loans	2	—	—	1	2
	894	440	1,374	492	699
Net charge-offs	(62)	(112)	(1,849)	(3,851)	(5,427)
Provision for loan losses	—	—	—	4,831	6,320
Balance at end of period	$8,887	$8,949	$9,061	$10,910	$9,930
Percent of net charge-offs to average total loans outstanding during the period	0.01%	0.02%	0.27%	0.62%	0.93%

TABLE 12 - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
For the Years Ended December 31, 2015, 2014 and 2013
(in thousands)

	Commercial	Real Estate
		Construction	Residential	Home Equity	Multifamily	Commercial
2015
Allowance for credit losses:
Beginning balance	$1,158	$1,678	$2,456	$1,912	$85	$1,459
Charge-offs	(207)	(18)	(659)	(70)	—	—
Recoveries	599	70	28	195	—	—
Provision	(694)	67	52	(382)	(33)	719
Ending balance	$856	$1,797	$1,877	$1,655	$52	$2,178

Individually evaluated for impairment	$21	$113	$568	$689	$—	$644
Collectively evaluated for impairment	$835	$1,684	$1,309	$966	$52	$1,534
Financing receivables:
Ending balance	$158,072	$190,423	$113,278	$59,098	$11,591	$290,531
Ending balance: individually evaluated for impairment	$21	$1,148	$3,743	$1,440	$—	$2,902
Ending balance: collectively evaluated for impairment	$158,051	$189,275	$109,535	$57,658	$11,591	$287,629
	Consumer		Unallocated	Total
	Consumer and Installment loans	Overdraft Protection
Allowance for credit losses:
Beginning balance	$104	$—	$97	$8,949
Charge-offs	(2)	—	—	(956)
Recoveries	—	2	—	894
Provision	(6)	1	276	—
Ending balance	$96	$3	$373	$8,887

Individually evaluated for impairment	$65	$3	$—	$2,103
Collectively evaluated for impairment	$31	$—	$373	$6,784
Financing receivables:
Ending balance	$6,356	$122	$—	$829,471
Ending balance: individually evaluated for impairment	$65	$3	$—	$9,322
Ending balance: collectively evaluated for impairment	$6,291	$119	$—	$820,149

	Commercial	Real Estate
		Construction	Residential	Home Equity	Multifamily	Commercial
2014
Allowance for credit losses:
Beginning balance	$1,219	$1,978	$1,685	$2,133	$60	$1,305
Charge-offs	(22)	(191)	(163)	(174)	—	—
Recoveries	205	80	32	123	—	—
Provision	(244)	(189)	902	(170)	25	154
Ending balance	$1,158	$1,678	$2,456	$1,912	$85	$1,459

Individually evaluated for impairment	$441	$100	$1,262	$547	$—	$335
Collectively evaluated for impairment	$717	$1,578	$1,194	$1,365	$85	$1,124
Financing receivables:
Ending balance	$138,431	$172,502	$109,404	$67,487	$21,809	$256,967
Ending balance: individually evaluated for impairment	$1,550	$1,272	$7,198	$1,102	$—	$3,131
Ending balance: collectively evaluated for impairment	$136,881	$171,230	$102,206	$66,385	$21,809	$253,836
	Consumer		Unallocated	Total
	Consumer and Installment loans	Overdraft Protection
Allowance for credit losses:
Beginning balance	$99	$1	$581	$9,061
Charge-offs	—	(2)	—	(552)
Recoveries	—	—	—	440
Provision	5	1	(484)	—
Ending balance	$104	$—	$97	$8,949

Individually evaluated for impairment	$75	$—	$—	$2,760
Collectively evaluated for impairment	$29	$—	$97	$6,189
Financing receivables:
Ending balance	$5,969	$97	$—	$772,666
Ending balance: individually evaluated for impairment	$76	$—	$—	$14,329
Ending balance: collectively evaluated for impairment	$5,893	$97	$—	$758,337

	Commercial	Real Estate
		Construction	Residential	Home Equity	Multifamily	Commercial
2013
Allowance for credit losses:
Beginning balance	$1,750	$2,360	$1,545	$1,402	$291	$2,882
Charge-offs	(2,468)	—	(149)	(582)	—	—
Recoveries	176	1,040	40	98	—	20
Provision	1,761	(1,422)	249	1,215	(231)	(1,597)
Ending balance	$1,219	$1,978	$1,685	$2,133	$60	$1,305

Individually evaluated for impairment	$713	$736	$274	$510	$—	$616
Collectively evaluated for impairment	$506	$1,242	$1,411	$1,623	$60	$689
Financing receivables:
Ending balance	$119,368	$155,551	$89,846	$67,177	$27,393	$250,179
Ending balance: individually evaluated for impairment	$6,842	$7,095	$5,956	$1,386	$308	$5,716
Ending balance: collectively evaluated for impairment	$112,526	$148,456	$83,890	$65,791	$27,085	$244,463
	Consumer		Unallocated	Total
	Consumer and Installment loans	Overdraft Protection
Allowance for credit losses:
Beginning balance	$56	$1	$623	$10,910
Charge-offs	(23)	(1)	—	(3,223)
Recoveries	—	—	—	1,374
Provision	66	1	(42)	—
Ending balance	$99	$1	$581	$9,061

Individually evaluated for impairment	$84	$—	$—	$2,933
Collectively evaluated for impairment	$15	$1	$581	$6,128
Financing receivables:
Ending balance	$2,911	$71	$—	$712,496
Ending balance: individually evaluated for impairment	$88	$—	$—	$27,391
Ending balance: collectively evaluated for impairment	$2,823	$71	$—	$685,105

Table 13 provides a breakdown of the allowance for loan losses by segment with the relative percentage of that allowance to the segment it represents.
TABLE 13 - Allocation of the Allowance for Loan Losses

	2015		2014		2013
	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans
Commercial	$855,813	19.1%	$1,157,867	17.9%	$1,219,255	16.8%
Real estate
Construction	1,797,301	22.9%	1,678,022	22.3%	1,978,320	21.8%
Residential (1-4 family)	1,876,528	13.7%	2,456,418	14.2%	1,685,502	12.6%
Home equity lines	1,654,545	7.1%	1,911,634	8.7%	2,132,916	9.4%
Multifamily	52,158	1.4%	85,056	2.8%	59,586	3.9%
Commercial	2,177,890	35.0%	1,458,664	33.3%	1,305,131	35.1%
Consumer
Consumer and installment loans	96,025	0.8%	104,661	0.8%	99,271	0.4%
Overdraft protection loans	3,037	—%	260	—%	688	—%
Unallocated	373,902		96,255		580,700
	$8,887,199	100.0%	$8,948,837	100.0%	$9,061,369	100.0%
Total loans held for investment outstanding *	$829,269,305		$772,589,535		$712,671,467
Ratio of allowance for loan losses to total loans held for investment	1.07%		1.16%		1.27%
	2012		2011
	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans
Commercial	$1,749,641	13.9%	$1,946,528	13.4%
Real estate
Construction	2,360,707	23.3%	1,426,135	22.9%
Residential (1-4 family)	1,545,315	14.0%	2,733,263	14.1%
Home equity lines	1,402,448	10.8%	1,070,309	12.3%
Multifamily	290,532	3.0%	345,770	4.4%
Commercial	2,882,398	34.5%	2,223,506	32.3%
Consumer
Consumer and installment loans	55,192	0.5%	27,099	0.3%
Overdraft protection loans	501	—%	4,370	—%
Unallocated	623,266		153,020
	$10,910,000	100.0%	$9,930,000	100.0%
Total loans held for investment outstanding *	$661,094,162		$607,612,446
Ratio of allowance for loan losses to total loans held for investment	1.65%		1.63%

*	Total loans held for investment outstanding includes deferred fees net of unamortized loan (costs) of ($201,724) at December 31, 2015 and ($76,812) at December 31, 2014.
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
Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings. These loans are detailed in Table 14. Based on this definition total non-performing loans as a percentage of total loans were 0.53% and 0.73% at December 31, 2015 and December 31, 2014, respectively. At December 31, 2015 six of our ten troubled debt restructure loans were performing compared to all but one at December 31, 2014. Excluding performing troubled debt restructures the percentage of non-performing loans declines to 0.27% in 2015 and 0.37% in 2014.
There were twelve loans totaling $1,989,759 in non-accrual status at December 31, 2015 and thirteen loans totaling $2,704,572 in non-accrual status at December 31, 2014. All of these loans have been identified as impaired according to Accounting Standards Codification 310, Receivables. A loan is considered impaired if it is probable the lender will be unable to collect all amounts due under the contractual terms of the loan agreement. We have provided specific reserves for these non-accrual loans in our allowance for loan loss of $391,115 at December 31, 2015 and $434,058 in 2014. We recognized interest income on these loans of $11,124 and $102,265 in 2015 and 2014, respectively. Our average recorded investment in non-performing loans was $2,058,734 in 2015 and $2,403,208 in 2014.
There were two loans totaling $248,326 on accrual status and past due 90 days or more at December 31, 2015 and one loan for $174,976 at December 31, 2014. There were no assets classified as other real estate at December 31, 2015 and one asset in other real estate totaling $144,000 at December 31, 2014.

Table 14 - NONPERFORMING ASSETS
Amounts are in thousands, except ratios

	December 31,
	2015	2014	2013	2012	2011
Non-accruing loans:
Commercial	$21	$582	$—	$—	$1,022
Real estate
Construction	102	213	358	1,028	129
Residential (1-4 family)	313	1,245	826	931	1,224
Home equity Lines	484	250	552	586	857
Multifamily	—	—	—	—	—
Commercial	153	231	—	95	229
Consumer
Consumer and installment loans	—	1	4	142	20
Overdraft protection loans	—	—	—	—	—
Total non-accruing loans	1,073	2,522	1,740	2,782	3,481
Loans past due 90 days and accruing interest:
Commercial	—	—	—	—	39
Real estate
Construction	—	—	—	—	—
Residential (1-4 family)	248	175	472	—	139
Home equity Lines	—	—	—	—	—
Multifamily	—	—	—	—	—
Commercial	—	—	—	153	—
Consumer
Consumer and installment loans	—	—	—	—	—
Overdraft protection loans	—	—	—	—	—
Total past due loans	248	175	472	153	178
Restructured loans - non-accruing
Commercial	—	—	—	617	633
Real estate
Construction	—	—	—	—	—
Residential (1-4 family)	696	183	—	—	—
Home equity Lines	—	—	—	—	—
Multifamily	—	—	—	—	—
Commercial	221	—	—	—	—
Consumer
Consumer and installment loans	—	—	—	—	—
Overdraft protection loans	—	—	—	—	—
Total restructured loans past due	917	183	—	617	633
Foreclosed property	—	144	302	—	3,369
Total non-accruing nonperforming assets	$2,238	$3,024	$2,514	$3,552	$7,661
Restructured loans - accruing
Commercial	—	—	—	—	—
Real estate
Construction	—	—	—	—	—
Residential (1-4 family)	785	1,337	263	84	103
Home equity Lines	—	—	—	—	—
Multifamily	—	—	—	—	—
Commercial	1,330	1,333	4,569	1,404	1,588
Consumer
Consumer and installment loans	65	74	84	—	—
Overdraft protection loans	—	—	—	—	—
Accruing restructured loans carried in nonperforming assets	$2,180	$2,744	$4,916	$1,488	$1,691
Total nonperforming assets	$4,418	$5,768	$7,430	$5,040	$9,352

	December 31,
	2015	2014	2013	2012	2011
Asset Quality Ratios:
Allowance for loan losses to period-end loans	1.07%	1.16%	1.27%	1.65%	1.63%
Allowance for loan losses to non-accruing nonperforming loans	397.09%	310.77%	409.63%	307.15%	231.36%
Non-accruing nonperforming assets to total assets	0.19%	0.28%	0.25%	0.29%	0.84%
Nonperforming assets to total assets	0.38%	0.54%	0.73%	0.41%	1.03%
There were ten restructured loans at December 31, 2015 with an investment amount of $3,096,546. We have provided specific reserves in our allowance for loan loss of $794,803 for these loans. Four restructured loans in the amount of $916,662 were not accruing at December 31, 2015. There were eight restructured loans at December 31, 2014 with an investment amount of $2,927,561. We have provided specific reserves in our allowance for loan loss of $849,886 for these loans. One restructured loan in the amount of $183,400 was not accruing at December 31, 2014.
Table 15 - NON-PERFORMING LOANS
(in thousands)

	Non-Performing Loan Balances					Loan Loss Provision for Non-Performing Loans
	Loans 90 Days Past Due And Still Accruing	Nonaccrual Loans	Non-accruing Restructured Loans	Accruing Restructured Loans	Total Non-Performing Loans	Loan Loss Allowance Provided	Loan Balance With Loan Loss Allowance	Loan Balance Without Loan Loss Allowance
December 31, 2015
Commercial	$—	$21	$—	$—	$21	$21	$21	$—
Real estate
Construction	—	102	—	—	102	87	102	—
Residential (1-4 family)	248	313	696	785	2,042	408	1,324	718
Home equity lines	—	484	—	—	484	133	250	234
Multifamily	—	—	—	—	—	—	—	—
Commercial	—	153	221	1,330	1,704	326	1,550	154
Consumer
Consumer and installment loans	—	—	—	65	65	65	65	—
Overdraft protection loans	—	—	—	—	—	—	—	—
Total	$248	$1,073	$917	$2,180	$4,418	$1,040	$3,312	$1,106
December 31, 2014
Commercial	$—	$582	$—	$—	$582	$172	$582	$—
Real estate
Construction	—	213	—	—	213	90	213	—
Residential (1-4 family)	175	1,245	183	1,337	2,940	654	2,316	624
Home equity lines	—	250	—	—	250	7	250	—
Multifamily	—	—	—	—	—	—	—	—
Commercial	—	231	—	1,333	1,564	330	1,564	—
Consumer
Consumer and installment loans	—	1	—	74	75	74	74	1
Overdraft protection loans	—	—	—	—	—	—	—	—
Total	$175	$2,522	$183	$2,744	$5,624	$1,327	$4,999	$625

Table 16 - NON-PERFORMING ASSETS
(in thousands)

	Total Non-Performing Loans	Other Real Estate Owned	Total
December 31, 2015
Commercial	$21	$—	$21
Real estate
Construction	102	—	102
Residential (1-4 family)	2,042	—	2,042
Home equity lines	484	—	484
Multifamily	—	—	—
Commercial	1,704	—	1,704
Consumer
Consumer and installment loans	65	—	65
Overdraft protection loans	—	—	—
Total	$4,418	$—	$4,418
December 31, 2014
Commercial	$582	$—	$582
Real estate
Construction	213	144	357
Residential (1-4 family)	2,940	—	2,940
Home equity lines	250	—	250
Multifamily	—	—	—
Commercial	1,564	—	1,564
Consumer
Consumer and installment loans	75	—	75
Overdraft protection loans	—	—	—
Total	$5,624	$144	$5,768

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
Table 17 presents the average balances of deposits and the average rates paid on those deposits for the past two years (in thousands).
Table 17 - AVERAGE DEPOSITS
(in thousands)

	2015		2014		2013
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits non-interest bearing	$271,586	—%	$227,600	—%	$210,325	—%
Demand accounts interest bearing	55,332	0.12%	50,027	0.16%	49,284	0.19%
Money market accounts	375,960	0.35%	370,998	0.36%	347,734	0.42%
Savings accounts	19,548	0.28%	22,992	0.38%	22,346	0.41%
Time deposits	225,264	0.64%	195,391	0.87%	249,071	0.92%
	$947,690	0.30%	$867,008	0.37%	$878,760	0.45%

Table 18 presents the ending balances of deposits, dollar and percentage change on those deposits for the past two years (in thousands).
Table 18 - ENDING DEPOSITS
(in thousands)

			Change
	2015	2014	Dollar	Percent
Demand deposits non-interest bearing	$280,080	$235,301	$44,779	19.0%
Demand accounts interest bearing	68,963	66,682	2,281	3.4%
Money market accounts	364,893	369,221	(4,328)	(1.2)%
Savings accounts	19,517	20,003	(486)	(2.4)%
Time deposits	265,641	228,206	37,435	16.4%
	$999,094	$919,413	$79,681	8.7%
We are continually evaluating the mix of our deposit base (time deposits versus demand, money market and savings) in relation to our funding needs and current market conditions. Demand deposit products are an area of focus due to their low cost.
Non-interest bearing demand deposits increased an average of $44.0 million, or 19.3% in 2015 and $44.8 million, or 19.0% on an annual basis. The majority of our non-interest bearing demand accounts are commercial, small business and attorney escrow accounts. Commercial accounts increased an average of $34.0 million in the past year. Small business and escrow checking increased an average of $4.0 million. On an annual basis commercial accounts increased $31.9 million, escrow checking increased $2.6 million and small business accounts declined $1.3 million. The small variation between the trending of average and ending balances in our demand accounts indicates consistent balances throughout the year. Monarch began focusing on growing low cost demand and interest bearing demand accounts several years ago. This focus has taken the form of developing a well trained, dedicated cash management team with a goal of providing high quality service and cost effective products to our commercial and small business clients, thereby growing business deposits and also obtaining their personal banking accounts in the process. Interest bearing checking accounts grew $5.3 million on average and $2.2 million year over year in 2015. The majority of the activity in interest bearing checking accounts was in personal accounts.
On average, savings account balances declined $3.4 million in 2015 but were level with prior year ending balances. The fluctuation is attributable to municipal savings. Savings accounts are typically utilized by municipalities with specific needs, such as court appointed accounts, for individuals with limited savings capacity or with specific short term goals. Both groups are looking for a place to set aside funds but are not particularly interest rate sensitive.
Money market accounts increased an average $5.0 million, or 1.3% and $4.3 million, or 1.2% on an annual basis in 2015. Our money market portfolio consists of both core and non-core accounts. Core money market accounts, which are in market individual client accounts, increased $9.2 million on average and $4.5 million annually, in 2015. Our core money market account is a multi-tiered product offering better rates than savings accounts but at higher deposit levels. It is a highly competitive product that offers more flexibility than time deposits with the benefit of rates comparable with short term time deposits. In 2015, we began increasing the rates on our core money market accounts. Our rates remain highly competitive, as is evidenced by the changes in our core money market accounts. Non-core money market account balances, which was two brokered money market accounts but decreased to one money market account late in 2015, decreased on average $4.3 million in 2015 compared to 2014, and $8.9 million on an annual basis. The balance and interest rate in the non-core money market account is controlled through contract.
Certificates of deposit of $100,000 or more are detailed in Table 19. More information on deposits $250,000 or more is contained in Note 9 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K).
Certificates of deposit as of December 31, 2015 and 2014 in amounts of $100,000 and over were classified by maturity as follows:

Table 19 - CERTIFICATES OF DEPOSITS $100,000 AND OVER
(in thousands)

	December 31,
	2015			2014
	Combined	Core	Brokered	Combined	Core	Brokered
3 months or less	$122,704	$9,800	$112,904	$81,867	$24,163	$57,704
Over 3 through 6 months	23,785	17,373	6,412	18,776	9,051	9,725
Over 6 through 12 months	29,516	28,542	974	29,087	22,976	6,111
Over 12 months	26,818	24,526	2,292	30,957	28,255	2,702
	$202,823	$80,241	$122,582	$160,687	$84,445	$76,242
At December 31, 2015, our brokered time deposits to total deposits ratio was 13.0% compared to 8.3% at December 31, 2014. Although brokered deposits are purchased as large denomination transactions, the majority of the underlying deposits are in denominations of less than $250,000, providing us with a balance of stability and flexibility. Brokered deposits include Certificate of Deposit Account Registry Service (“CDARS”) deposits used by municipalities and other depositors to ensure full FDIC insurance protection. We had $12.5 million in municipal deposits in CDARS at December 31, 2015 and $14.0 million one year prior. We use our brokered time deposits primarily to fund our loans held for sale portfolio. CDARS offers short term CD products called One-way Buys, which allow participants to bid weekly for available deposits at specified terms. At December 31, 2015 two of our brokered deposits totaling $60.0 million and at December 31, 2014 four of our brokered deposits totaling $54.3 million were in the form of CDARS One-way Buys with remaining terms of between 2 and 26 days. These deposits work well for Monarch because of their weekly availability, coupled with their short term, which allows us to more closely mirror the funding needs of our loans held for sale. As of December 31, 2015, our non-brokered deposits in excess of $250,000 totaled $23.0 million compared to $19.1 million one year prior.
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
Cash, cash equivalents and federal funds sold totaled $73.9 million as of December 31, 2015, an increase of $8.5 million from the year ended December 31, 2014. At December 31, 2015, cash, securities classified as available for sale and federal funds sold were $45.4 million or 4.1% of total earning assets, compared to $39.4 million or 3.2% of total earning assets at December 31, 2014.
We are members of the Promontory Network and have access to a program through their Certificate of Deposit Account Registry Service® (“CDARS”) to use their CDARS One Way BuySM to purchase cost-effective funding without collateralization (and in lieu of generating funds through “traditional” brokered CDs or the Federal Home Loan Bank). These funds are accessed through a weekly auction. The auction typically takes place on Wednesdays, with next day settlement. There are seven maturities available ranging from 4 weeks to 5 years. If we are allotted funds in the auction, we incur no transaction fees or commissions. Although the process to compete for these deposits is different from the process for traditional brokered CDs, they are still considered brokered for regulatory purposes. These funds are subject to discretionary limitations on volume that we normally would impose on traditional brokered deposits. Based on our “well capitalized” status, we are able to draw up to 30% of assets or $348.4 million from this program at December 31, 2015. We had $115.9 million in the CDARS One Way BuySM program on our balance sheet from this program at December 31, 2015 and $64.5 million at December 31, 2014.
We have additional sources of liquidity available to us including the capacity to borrow additional funds through several established arrangements. Further information on Borrowings is contained in Note 10 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K).
In the course of operations, due to fluctuations in loan and deposit levels, we occasionally find it necessary to purchase federal funds on a short-term basis. We maintain unsecured federal funds line arrangements with five other banks, which allow us to purchase funds totaling $68,000,000. These lines mature and reprice daily. There were no federal funds purchased at December 31, 2015 or December 31, 2014.
We also have access to the Federal Reserve Bank of Richmond’s discount window should a liquidity crisis occur. We have not used this facility in the past and consider it a backup source of funds.
We are a member of the Federal Home Loan Bank of Atlanta (“FHLB”) and as such, may borrow funds under a line of credit based on criteria established by the FHLB. This line of credit would allow us to borrow up to 30% of assets, or approximately $348.4 million, if collateralized, as of December 31, 2015. This line is secured by loans held for investment, investment securities and mortgage loans held for sale. Loans held for investment consists of blanket liens on our portfolio of 1-4 family residential loans, home equity lines of credit/loans and qualifying commercial real estate loans. Combined, this amounted to a borrowing capacity of $107.3 million at December 31, 2015 and $76.0 million at December 31, 2014 . The investment securities pledged had carrying values of $78.6 thousand at December 31, 2015 and $94 thousand at December 31, 2014. This line is reduced by $8.0 million, which has been pledged as collateral for public deposits. Should we ever desire to increase the line of credit beyond the 30% limit, the FHLB would allow borrowings of up to 40% of total assets once we met specific eligibility criteria.
The mortgage loans held for sale portfolio is pledged daily under the Residential Available For Sale ("RAFS") program which uses loans that have been sold to FHLB approved investors. We are allowed to borrow up to 88% of the pledged loan amount. The RAFS program went into effect in February 2014 after the previous program was discontinued. Based on pledged collateral we had a line of $49.2 million at December 31, 2015 and $120.7 million at December 31, 2014.
We had $16 million outstanding on our primary line as of December 31, 2015. This advance, which reprices daily, matures November 3, 2016 and carried an interest rate of 0.49% on December 31, 2015. We had $1,075,497 in a fixed-term advance contract outstanding on December 31, 2014. This advance, which was used to match-fund several amortizing longer-term fixed-rate loans, was paid in full at maturity, September 28, 2015.
CAPITAL RESOURCES
We review the adequacy of our capital on an ongoing basis with reference to the size, composition, and quality of our resources and consistent with regulatory requirements and industry standards. We seek to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses.
On September 24, 2015 we announced the Board of Directors had approved the repurchase of up to five percent, or approximately 653,400 split adjusted shares, of the Company's outstanding common stock. The repurchase program, which will expire September 22, 2016, may be conducted through open market purchases or privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors. Actual repurchase activity was conducted between October 1, 2015 and November 23, 2015 at a total cost of $797,919. Split adjusted shares repurchased totaled 65,590 leaving 587,810 shares available for future repurchase.

Period 2015	Total Number of Common Shares Repurchased	Total Remaining Common Shares Available for Repurchase
October 1 through October 31	23,290	630,110
November 1 through November 23	42,300	587,810
The Federal Reserve, the Comptroller of the Currency and the Federal Deposit Insurance Bank adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. At December 31, 2015, the required minimum ratio of qualifying total capital to risk-weighted assets was 8%, of which 6% must be tier-one capital. Tier-one capital includes stockholders’ equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. At December 31, 2015, our total risk-based capital ratio was 13.69%, which is well above the regulatory minimum of 8% and the well capitalized minimum of 10%.
In July 2013, the Federal Reserve, the Comptroller of the Currency and the Federal Deposit Insurance Bank announced the final rules for implementing the principles of the BASEL III Accords. These rules impacted the capital standards listed previously. Specifically, beginning January 2015, in addition to existing capital measurements, a new common equity Tier-one capital requirement of 4.5% was introduced. At the same time the minimum Tier-one capital ratio was increased from 4% to 6%. A capital conservation buffer, which is added to the new minimum common equity Tier-one ratio, the minimum Tier-one capital ratio and the minimum total capital ratio, will be phased in beginning January 2016 at a rate of 0.625% per year until reaching 2.5% in 2019. Failure to meet the minimum standards plus the capital conservation buffer will limit a bank's ability to make capital distributions and discretionary bonus payments.

BASEL III impacts all regulated banks. We have evaluated our balance sheet in light of these standards and have concluded the impact on our capital ratios are expected to be minimal because current ratios are well above the minimums established by BASEL III. The table below lists our capital results for December 31, 2015 and 2014.
Table 20 - REGULATORY CAPITAL
(Dollars in Thousands)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
As of December 31, 2015
Total Risk-Based Capital Ratio
Consolidated Company	$135,955	13.69%	$79,411	8.00%	N/A	N/A
Bank	$134,953	13.60%	$79,386	8.00%	$99,230	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated Company	$127,068	12.80%	$59,558	6.00%	N/A	N/A
Bank	$126,066	12.70%	$59,539	6.00%	$79,411	8.00%
(Tier 1 Capital to Risk-Weighted Assets)
Common Equity Risk-Based Capital (CETI)
Consolidated Company	$117,068	11.79%	$44,669	4.50%	N/A	N/A
Bank	$126,066	12.70%	$44,655	4.50%	$64,501	6.50%
(Total Comon Equity to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated Company	$127,068	11.56%	$43,968	4.00%	N/A	N/A
Bank	$126,066	11.48%	$43,925	4.00%	$54,907	5.00%
(Tier 1 Capital to Average Assets)
As of December 31, 2014
Total Risk-Based Capital Ratio
Consolidated Company	$125,728	13.79%	$72,925	8.00%	N/A	N/A
Bank	$125,807	13.81%	$72,900	8.00%	$91,125	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated Company	$116,779	12.81%	$36,462	4.00%	N/A	N/A
Bank	$116,858	12.82%	$36,450	4.00%	$54,675	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated Company	$116,779	11.44%	$40,821	4.00%	N/A	N/A
Bank	$116,858	11.45%	$40,821	4.00%	$51,026	5.00%
(Tier 1 Capital to Average Assets)
OFF-BALANCE SHEET TRANSACTIONS
We enter into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. Our off-balance sheet transactions recognized as of December 31, 2015 were a letter of credit to secure public funds, commitments to extent credit and standby letters of credit.
Our letter of credit to secure public funds was from the Federal Home Loan Bank, and was for $8.0 million at December 31, 2015 and 2014.
We have commitments to grant loans of $266.2 million and $284.4 million at December 31, 2015 and 2014, respectively. Commitments to extend credit and unfunded commitments under existing lines of credit amounted to $150.0 million at December 31, 2015 and $148.7 million at December 31, 2014, which represent legally binding agreements to lend to clients with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
Standby letters of credit are conditional commitments we issue guaranteeing the performance of a client to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At December 31, 2015 and

December 31, 2014, we had $33.1 million and $29.3 million respectively, in outstanding standby letters of credit. We do not have any off-balance sheet subsidiaries or special purpose entities. There were no commitments to purchase securities at December 31, 2015 or 2014.
We and our subsidiaries have thirty-three non-cancellable leases for premises. Further information on lease commitments is contained in Note 6 to our Consolidated Financial Statements (included in Item 8. of this Form 10-K).
CONTRACTUAL OBLIGATIONS
We maintain certain contractual cash obligations that require future cash payments. Management believes we have adequate resources to fund our outstanding commitments. The following table presents our contractual obligations as of December 31, 2015.

Contractual Obligations	Payment Due By Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
FHLB Advances	$16,000,000	$16,000,000	$—	$—	$—
Trust Preferred Subordinated Debt	10,000,000	—	—	—	10,000,000
Leases	15,736,435	3,045,531	4,370,659	1,034,895	7,285,350
Total	$41,736,435	$19,045,531	$4,370,659	$1,034,895	$17,285,350
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
Derivative Financial Instruments
We may use derivatives to manage risks related to interest rate movements. Interest rate swap contracts designated and qualifying as cash flow hedges are reported at fair value. The gain or loss on the effective portion of the hedge initially is included as a component of other comprehensive income and is subsequently reclassified into earnings when interest on the related debt is paid. We document our risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. Our interest rate risk management strategy is to stabilize cash flow requirements by maintaining interest rate swap contracts to convert variable-rate debt to a fixed rate and vice versa. We do not hold any interest rate swap contracts at December 31, 2015 or 2014. We do not hold or issue derivative financial instruments for trading purposes.
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
We participate in a “mandatory” delivery program for mortgage loans. Under the mandatory delivery system, loans with interest rate locks are paired with the sale of a notional security bearing similar attributes. Interim income or loss on the pairing of the loans and securities is recorded in mortgage banking income on our income statement. In addition, at the time the loan is delivered to an investor, matched securities are repurchased and a gain or loss on the pairing is recorded in mortgage banking income on our income statement. We had $72.8 million in the mandatory delivery program at December 31, 2015 and $48.6 million at December 31, 2014.
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

SELECTED QUARTERLY FINANCIAL DATA
The following table presents unaudited selected quarterly financial data for 2015 and 2014.

Selected Quarterly Financial Data - Unaudited
	For the Quarter Ended
Earnings (in thousands)	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Interest income	$12,050	$11,936	$12,024	$11,385
Interest expense	(790)	(810)	(810)	(737)
Net interest income	11,260	11,126	11,214	10,648
Provision for loan losses	500	—	(250)	(250)
Non-interest income	18,483	20,739	23,626	22,266
Non-interest expense	(25,168)	(26,873)	(29,154)	(27,178)
Pre-tax net income	5,075	4,992	5,436	5,486
Non-controlling interest in net income	(68)	(41)	(51)	(32)
Income taxes	(1,805)	(1,823)	(1,961)	(1,993)
Net income available to common stockholders	$3,202	$3,128	$3,424	$3,461
Per Common Share
Earnings per share - basic	$0.27	$0.26	$0.29	$0.29
Earnings per share - diluted	0.27	0.26	0.29	0.29
Common stock - per share dividends	0.09	0.08	0.08	0.07
Average basic shares outstanding	11,856,180	11,864,347	11,836,175	11,801,379
Average diluted shares outstanding	11,856,180	11,864,347	11,848,826	11,837,888

	For the Quarter Ended
Earnings (in thousands)	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Interest income	$11,361	$10,639	$10,557	$10,434
Interest expense	(786)	(928)	(977)	(971)
Net interest income	10,575	9,711	9,580	9,463
Provision for loan losses	—	—	—	—
Non-interest income	17,373	17,899	18,499	13,308
Non-interest expense	(23,605)	(23,121)	(23,007)	(18,747)
Pre-tax net income	4,343	4,489	5,072	4,024
Non-controlling interest in net income	(44)	(46)	(121)	(16)
Income taxes	(1,616)	(1,635)	(1,767)	(1,471)
Net income available to common stockholders	$2,683	$2,808	$3,184	$2,537
Per Common Share
Earnings per share - basic	$0.23	$0.24	$0.27	$0.22
Earnings per share - diluted	0.23	0.24	0.27	0.22
Common stock - per share dividends	0.07	0.07	0.07	0.06
Average basic shares outstanding	11,681,387	11,698,803	11,682,956	11,629,679
Average diluted shares outstanding	11,724,460	11,737,558	11,726,239	11,674,797

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
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
The results of this simulation model are presented in tables 4 and 5 included in Item 7. of this Form 10-K. This model assumes flat growth and captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on our balance sheet. The simulation model is prepared and updated four times each year. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum internal tolerance level for net interest income exposure over a one and two year horizon given a 400, 300, 200 and 100 basis point (bp) upward shift or a 100, or 200 basis point downward shift in interest rates. The model does simulations using two assumptions; a sudden or “shocked” one month parallel and pro rata shift in rates and a “ramped” parallel and pro rata shift in rates over a 12 month period for changes in net interest income and for 12 months for Market value of Portfolio Equity Sensitivity.
All of the shocked and ramped 12 month and 24 month period results in the net interest income simulation met the approved internal limits of our Asset Liability Management Policy. The results of changes in Market Value of Portfolio Equity Sensitivity indicate that downward shifts 100 basis points in the ramped simulation and of 200 basis points under both simulations would yield results that were not within the approved internal policy limits. We continue to focus our efforts on complying with approved limits.
The model assumes flat growth and is a “snapshot” approach that attempts to capture how the assets and liabilities that are on our balance sheet at a specific point in time, which in this case is December 31, 2015, would perform under changing rate scenarios. This approach only focuses on management’s decisions about the pricing, structure and duration of assets and liabilities to that point, filtering out the impact of future decisions. It cannot capture the impact of shifts in volume and product. Despite this flaw in the flat growth model the overall simulation is beneficial because it allows management to evaluate current strategies and determine if changes need to be made in the future with regard to those strategies.
The potential impact of rising rates on net interest income and equity is a primary concern for most members of the banking industry today, because rates have finally begun to increase. This increase comes after rates sat at a historic low long enough for assets and liabilities to re-price to the low levels creating a potential for liability sensitivity. Borrowers want to “lock in” loan rates for a longer period when rates are low because it decreases their costs. At the same time, depositors want to keep time deposits and similar savings products short so that they are not locked in to lower earnings when rates rise. This combination, if allowed to occur would create liability sensitivity, resulting in margin compression when rates rise because rates on deposits and borrowings would increase at a faster pace than rates on loans and other earning assets. Monarch has attempted to balance the desires of our clients with the realities of positioning the Bank for protection from margin compression in the future. Based on model results, Monarch’s balance sheet appears to be asset sensitive and adequately positioned to avoid margin compression when rates begin to rise.
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
Management assessed the effectiveness of the Company's internal controls over financial reporting as of December 31, 2015. This assessment was based on criteria established in Internal Controls – Integrated Framework issued by the Commission of Sponsoring Organizations ("COSO") of the Treadway Commission in 2013. Based on this assessment, management concluded that the Company's internal control over financial reporting as of December 31, 2015 was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, internal control effectiveness may vary over time.
Yount, Hyde & Barbour, P.C., an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2015, as stated in their report which is included in this annual report on Form 10-K.

/s/ BRAD E. SCHWARTZ
Brad E. Schwartz
Chief Executive Officer

/s/ LYNETTE P. HARRIS
Lynette P. Harris
Executive Vice President and Chief Financial Officer
March 11, 2016

Certified Public Accountants and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Monarch Financial Holdings, Inc.
Chesapeake, Virginia
We have audited the accompanying consolidated statements of condition of Monarch Financial Holdings, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monarch Financial Holdings, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Monarch Financial Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 11, 2016 expressed an unqualified opinion on the effectiveness of Monarch Financial Holdings, Inc. and subsidiaries’ internal control over financial reporting.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 11, 2016

Certified Public Accountants and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Monarch Financial Holdings, Inc.
Chesapeake, Virginia

We have audited Monarch Financial Holdings, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Monarch Financial Holdings, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Monarch Financial Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of Monarch Financial Holdings, Inc. and subsidiaries and our report dated March 11, 2016 expressed an unqualified opinion.

/s/ Yount, Hyde & Barbour, P.C.

Winchester , Virginia
March 11, 2016

MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
	2015	2014
ASSETS:
Cash and due from banks	$13,945,507	$14,503,072
Interest bearing bank balances	58,637,565	49,790,751
Federal funds sold	1,296,438	1,135,151
Total cash and cash equivalents	73,879,510	65,428,974
Investment securities available-for-sale, at fair value	30,213,130	23,725,362
Loans held for sale, at fair value	169,345,205	147,690,276
Loans held for investment, net of unearned income	829,269,305	772,589,535
Less: allowance for loan losses	(8,887,199)	(8,948,837)
Loans, net	820,382,106	763,640,698
Property and equipment, net	28,971,862	30,247,464
Restricted equity securities, at cost	3,881,200	3,632,500
Bank owned life insurance	10,634,814	9,656,803
Goodwill	775,000	775,000
Other real estate owned	—	144,000
Other assets	23,365,328	21,795,897
Total assets	$1,161,448,155	$1,066,736,974
LIABILITIES:
Deposits:
Demand deposits - non-interest bearing	$280,079,558	$235,301,171
Demand deposits - interest bearing	68,963,364	66,681,905
Savings deposits	19,516,673	20,003,086
Money market deposits	364,893,441	369,221,343
Time deposits	265,640,562	228,206,408
Total deposits	999,093,598	919,413,913
Borrowings:
Trust preferred subordinated debt	10,000,000	10,000,000
Federal Home Loan Bank advances	16,000,000	11,075,497
Total borrowings	26,000,000	21,075,497
Other liabilities	18,632,147	18,710,247
Total liabilities	1,043,725,745	959,199,657
STOCKHOLDERS’ EQUITY:
Preferred stock, $5 par value, 1,185,300 shares authorized; none issued	—	—
Noncumulative perpetual preferred stock, series B, liquidation value of $20.0 million, $5 par value; 800,000 shares authorized, 0 issued and outstanding at December 31, 2015 and December 31, 2014	—	—
Common stock, $5 par value: 20,000,000 shares authorized; issued and outstanding - 11,880,909 shares (includes non-vested shares of 441,040) at December 31, 2015 and 10,652,475 shares (includes non-vested shares of 279,750) at December 31, 2014	57,199,345	51,863,625
Additional paid-in capital	17,241,281	8,335,538
Retained earnings	43,349,447	47,354,407
Accumulated other comprehensive loss	(156,594)	(102,237)
Total Monarch Financial Holdings, Inc. stockholders’ equity	117,633,479	107,451,333
Non-controlling interests	88,931	85,984
Total equity	117,722,410	107,537,317
Total liabilities and stockholders’ equity	$1,161,448,155	$1,066,736,974

The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2015	2014	2013
Interest income:
Interest and fees on loans held for investment	$40,393,696	$37,327,978	$36,645,065
Interest on mortgage loans held for sale	5,963,440	4,866,818	7,021,186
Interest on investment securities	324,921	359,604	230,496
Interest on federal funds sold	33,661	84,850	115,963
Dividends on equity securities	194,313	106,955	277,700
Interest on other bank accounts	485,152	244,702	58,027
Total interest income	47,395,183	42,990,907	44,348,437
Interest expense:
Interest on deposits	2,868,240	3,185,965	3,936,203
Interest on trust preferred subordinated debt	191,071	416,233	491,910
Interest on borrowings	87,825	58,966	358,345
Total interest expense	3,147,136	3,661,164	4,786,458
Net interest income	44,248,047	39,329,743	39,561,979
Provision for loan losses	—	—	—
Net interest income after provision for loan losses	44,248,047	39,329,743	39,561,979
Non-interest income:
Mortgage banking income	79,578,461	62,440,013	65,672,402
Service charges and fees	2,227,224	2,058,262	1,941,926
Title income	967,223	669,785	789,253
Investment and insurance income	1,607,823	1,592,398	1,053,429
Gain (loss) on sale of assets	140,578	(266)	58,460
Gain on sale/call of securities	22,801	155	—
Other	569,982	318,894	366,801
Total non-interest income	85,114,092	67,079,241	69,882,271
Non-interest expenses:
Salaries and employee benefits	39,349,089	34,134,998	34,112,834
Commissions	36,995,519	24,754,633	28,344,347
Loan origination expenses	7,382,476	6,652,007	7,891,835
Occupancy expenses	5,938,736	6,118,265	5,408,567
Furniture and equipment expenses	3,503,532	3,430,278	3,041,345
Marketing expense	3,625,625	3,151,374	2,912,864
Data processing services	2,329,983	2,272,785	1,696,535
Professional fees	2,120,004	1,322,268	1,053,499
Telephone	1,373,579	1,226,389	1,184,894
Foreclosed property expense	93,949	77,936	10,118
Valuation adjustments on other assets held	100,000	—	—
FDIC insurance	558,079	530,486	567,819
Other	5,001,140	4,808,437	4,686,161
Total non-interest expenses	108,371,711	88,479,856	90,910,818
Income before income taxes	20,990,428	17,929,128	18,533,432
Income tax provision	(7,583,820)	(6,490,273)	(6,386,040)
Net income	13,406,608	11,438,855	12,147,392
Less: Net income attributable to non-controlling interests	(191,787)	(227,005)	(1,056,385)
Net income available to common stockholders	$13,214,821	$11,211,850	$11,091,007
Basic net income per share (1)	$1.12	$0.96	$0.99
Diluted net income per share (1)	$1.11	$0.96	$0.98
(1) All per share amounts have been adjusted to reflect the 11 for 10 stock split granted December 4, 2015.

The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
Net Income	$13,406,608	$11,438,855	$12,147,392
Other comprehensive income (loss):
Change in unrealized gain on interest rate swap, net of income taxes	—	146,537	191,332
Change in unrealized (loss) gain on securities available for sale, net of income taxes and reclassification adjustments	(66,310)	165,365	(271,491)
Change in unrealized gain (loss) on supplemental executive retirement plan, net of income taxes	12,197	5,148	(139,315)
Change in unrealized (loss) gain on deferred compensation asset	(244)	209	—
Other comprehensive (loss) income	(54,357)	317,259	(219,474)
Total comprehensive income	13,352,251	11,756,114	11,927,918
Less: Comprehensive income attributable to non-controlling interests	(191,787)	(227,005)	(1,056,385)
Comprehensive income attributable to Monarch Financial Holdings, Inc.	$13,160,464	$11,529,109	$10,871,533

Unrealized gain on interest rate swap		$225,442	$286,481
Income tax expense	—	(78,905)	(95,149)
Net unrealized gain on interest rate swap	$—	$146,537	$191,332

Unrealized holding (loss) gain on securities available for sale	$(79,214)	$254,563	$(414,465)
Reclassification adjustment for realized securities gains	(22,801)	(155)	—
Income tax benefit (expense)	35,705	(89,043)	142,974
Net unrealized (loss) gain on securities available for sale	$(66,310)	$165,365	$(271,491)

Unrealized gain (loss) on supplemental executive retirement plan	$18,765	$7,920	$(214,331)
Income tax (expense) benefit	(6,568)	(2,772)	75,016
Net unrealized gain (loss) on supplemental executive retirement plan	$12,197	$5,148	$(139,315)

Unrealized (loss) gain on deferred compensation asset	$(244)	$209	$—
Net unrealized (loss) gain on deferred compensation asset	$(244)	$209	$—

The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Preferred	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Interests	Total
Balance - December 31, 2012	8,326,479	$41,632,395	$12,717,727	$2,405,615	$30,786,208	$(200,022)	$1,604,918	$88,946,841
Net income for year ended December 31, 2013					11,091,007		1,056,385	12,147,392
Other comprehensive loss						(219,474)		(219,474)
Stock-based compensation expense, net of forfeitures and income tax benefit	17,400	87,000	506,721					593,721
Stock options exercised, including tax benefit for exercise of options	115,359	576,795	318,365					895,160
Series B noncumulative perpetual preferred shares converted to common stock, less fractional shares	1,804,184	9,020,920	(6,615,558)	(2,405,615)				(253)
Cash dividend declared on common stock ($0.22 per share)					(2,440,096)			(2,440,096)
Common stock issued through dividend reinvestment	22,941	114,705	141,460					256,165
Distributions to non-controlling interests							(2,433,858)	(2,433,858)
Balance - December 31, 2013	10,286,363	$51,431,815	$7,068,715	$—	$39,437,119	$(419,496)	$227,445	$97,745,598
Net income for year ended December 31, 2014					11,211,850		227,005	11,438,855
Other comprehensive income						317,259		317,259
Stock-based compensation expense, net of forfeitures and income tax benefit	17,760	88,800	735,697					824,497
Stock options exercised, including tax benefit for exercise of options	42,414	212,070	344,055					556,125
Cash dividend declared on common stock ($0.28 per share)					(3,294,562)			(3,294,562)
Common stock issued through dividend reinvestment	26,188	130,940	187,071					318,011
Contributions from non-controlling interests							99	99
Distributions to non-controlling interests							(368,565)	(368,565)
Balance - December 31, 2014	10,372,725	$51,863,625	$8,335,538	$—	$47,354,407	$(102,237)	$85,984	$107,537,317
Net income for the year ended December 31, 2015					13,214,821		191,787	13,406,608
Other comprehensive loss						(54,357)		(54,357)
Stock-based compensation expense, net of forfeitures and income tax benefit	1,385	6,925	826,326					833,251
Stock options exercised, including tax benefit for exercise of options	85,916	429,580	326,658					756,238
Stock dividend 11 for 10 shares, net of cash in lieu of fractional shares	1,045,433	5,227,165	8,222,728		(13,453,884)			(3,991)
Cash dividend declared on common stock ($0.32 per share)					(3,765,897)			(3,765,897)
Common stock repurchase	(65,590)	(327,950)	(469,969)					(797,919)
Distributions to non-controlling interests							(188,840)	(188,840)
Balance— December 31, 2015	11,439,869	$57,199,345	$17,241,281	$—	$43,349,447	$(156,594)	$88,931	$117,722,410

The accompanying notes are an integral part of these consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net income	$13,406,608	$11,438,855	$12,147,392
Adjustments to reconcile to net cash (used in) provided by operating activities:
Provision for loan losses	—	—	—
Depreciation	2,977,243	2,886,838	2,424,478
Accretion of discounts and amortization of premiums, net	4,664	4,951	23,091
Deferral of loan fees, net of deferred (costs)	124,912	251,788	(92,506)
Amortization of intangible assets	—	104,167	178,572
Stock-based compensation	833,251	824,497	621,511
Appreciation of bank-owned life insurance	(273,943)	(247,367)	(236,377)
Net (gain) loss on sale of assets	(140,578)	266	(58,460)
Net loss on sale of other real estate	51,035	6,976	3,020
Valuation adjustment of repossessed assets	100,000	—	—
Net gain on sale/call of securities	(22,801)	(155)	—
Deferred income tax (benefit) expense	(48,909)	(304,779)	849,060
Changes in:
Loans held for sale	(21,654,929)	(47,972,491)	319,357,304
Interest receivable	(22,228)	64,252	(193,122)
Other assets	(1,392,757)	(2,836,791)	8,800,567
Other liabilities	(192,723)	4,160,968	(819,660)
Net cash (used in) provided by operating activities	(6,251,155)	(31,618,025)	343,004,870
Investing activities:
Purchases of available-for-sale securities	(21,894,721)	(15,346,950)	(38,567,095)
Proceeds from sales and maturities of available-for-sale securities	15,317,094	40,692,960	3,941,512
Proceeds from sale of other real estate	342,965	1,093,272	92,054
Proceeds from sale of assets	185,148	—	381,556
Purchase of bank owned life insurance	(704,068)	(2,000,000)	—
Purchases of premises and equipment	(1,783,486)	(4,284,773)	(5,894,911)
Purchase of restricted equity securities, net of redemptions	(248,700)	50,750	8,679,950
Loan originations, net of principal repayments	(57,116,320)	(61,224,673)	(53,730,467)
Net cash used in investing activities	(65,902,088)	(41,019,414)	(85,097,401)
Financing activities:
Net increase in non-interest-bearing deposits	44,778,387	28,409,672	16,771,004
Net (decrease) increase in interest-bearing deposits	34,901,298	(2,114,249)	(25,434,386)
Cash dividends paid on common stock	(3,765,897)	(3,294,562)	(2,440,096)
Net increase (decrease) in FHLB advances	4,924,503	9,900,012	(193,123,038)
Net decrease in short term borrowings	—	—	(5,000,000)
Contributions from non-controlling interests	—	99	—
Distributions to non-controlling interests	(188,840)	(368,565)	(2,433,858)
Proceeds from issuance of common stock, net of issuance costs	—	318,011	256,165
Proceeds from exercise of stock options	756,238	304,673	633,737
Cash paid for fractional shares	(3,991)	—	(253)
Repurchase of common stock, net of repurchase costs	(797,919)	—	—
Net cash provided by (used in) financing activities	80,603,779	33,155,091	(210,770,725)
CHANGE IN CASH AND CASH EQUIVALENTS	8,450,536	(39,482,348)	47,136,744
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	65,428,974	104,911,322	57,774,578
CASH AND CASH EQUIVALENTS AT END OF YEAR	$73,879,510	$65,428,974	$104,911,322

MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATMENTS OF CASH FLOWS - CONTINUED
SUPPLEMENTAL SCHEDULES AND CASH FLOW INFORMATION	2015	2014	2013
Cash paid for:
Interest on deposits and other borrowings	$3,085,899	$3,676,288	$4,958,111
Income taxes	$7,601,000	$5,351,700	$7,207,630
Loans transferred to foreclosed real estate during the year	$250,000	$942,285	$397,037
Unrealized (loss) gain on securities available for sale	$(107,996)	$254,563	$(414,465)
Unrealized gain on interest rate swap	$—	$225,442	$286,481
Unrealized gain (loss) on supplemental executive retirement plan	$18,765	$7,920	$(214,331)
Unrealized (loss) gain on mutual fund	$(244)	$209	$—
The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Operations: Monarch Financial Holdings, Inc. (the “Company”, "we" or “Monarch”) is a Virginia chartered Bank Holding Company that offers a full range of banking services, primarily to individuals and businesses in the Hampton Roads area of southeastern Virginia and northeastern North Carolina. On June 1, 2006, the Company was created through a reorganization plan, under the laws of the Commonwealth of Virginia, in which Monarch Bank (the “Bank”) became a wholly-owned subsidiary of Monarch Financial Holdings, Inc. Monarch Bank was incorporated on May 1, 1998, and commenced operations on April 14, 1999.
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
TowneBank Merger: On December 17, 2015, the Company and Bank entered into a definitive agreement with TowneBank (“Towne”), pursuant to which Towne will acquire all of the common stock of Monarch in a stock transaction valued at approximately $221 million, based on Towne’s closing price December 16, 2015. Upon completion of the transaction, Towne expected to have approximately $7.3 billion in assets, $5.4 billion in loans and $5.8 billion in deposits.
Under the terms of the agreement, which has been approved by the Board of Directors of both companies, the share price and total deal value will be determined utilizing the conversion ratio of 0.8830 shares of Towne common stock for each share of Monarch common stock at the closing date. The transaction, which is subject to regulatory approval, the approval of the shareholders of Monarch and Towne, and other customary conditions, is expected to close in the second quarter of 2016.
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
Cash and Cash Equivalents: We define cash and cash equivalents to include currency, balances due from banks (including non-interest bearing and interest bearing deposits) and federal funds sold. We are required to maintain certain reserve balances with the Federal Reserve Bank. These required reserves were $21.2 million at December 31, 2015 and $16.8 million at December 31, 2014.
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
Loans Held for Sale: Loans originated and intended for sale in the secondary market are carried at fair value. The Company made this election in fiscal year 2014. Net unrealized losses, if any, are recognized through charges to income.
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
When we determine a loan or portion of a loan is not collectible, that portion is charged against the allowance. Subsequent recoveries, if any, are credited to the allowance until fully recaptured, prior to the resumption of recording additional principal curtailments and/or interest.
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
Restricted Equity Securities: As a requirement for membership, we invest in the stock of the Federal Home Loan Bank of Atlanta (“FHLB”), Community Bankers Bank (“CBB”), and the Federal Reserve Bank (“FRB”). These investments are carried at cost based on the redemption provisions of these entities.
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
Mortgage Banking Income: We derive our mortgage banking income from discounted fees, or points, collected on loans originated, premiums received on the sale of mortgage loans and their related servicing rights to investors, and other fees. We recognize this income, including discount fees and points, when loan rates are locked. All of these components determine the gain on sale of the underlying mortgage loans to investors.
Rate Lock Commitments: Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loans is executed and is adjusted for the expected exercise of the commitment before the loan is funded. In order to hedge the change in interest rates resulting from its commitments to fund the loans, the Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into. Fair value of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair value of these derivatives are included in net gains on sale of loans. The period of time between the issuance of a loan commitment and closing and sale of the loan generally ranges between 15 to 90 days.
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
When the market is favorable, we participate in a “mandatory” delivery program for a portion of our mortgage loans. Under the mandatory delivery program, we commit to deliver loans to an investor at a preset cost prior to the close of such loans. This differs from a “best efforts” delivery, which sets the cost to the investor on a loan by loan basis when the loan is locked. Mandatory delivery creates a higher level of risk for the Company because it relies on rate lock commitments rather than closed loans, thereby exposing the Company to fluctuations in interest rate and pricing. A rate lock commitment is a binding commitment for the Company but is not binding to the client. Our client could decide, at any time, between the time of the rate lock and actual closing on their mortgage loan, not to proceed with the commitment. There is a higher occurrence of this during periods of interest rate volatility. To mitigate this risk, we pair the rate lock commitment with the sale of a notional security bearing similar attributes. At the time the loan is delivered to the investor, matched securities are repurchased. Any gains or losses associated with this pairing are recorded in mortgage banking income on our income statement as incurred. We had $72.8 million in a mandatory delivery program at December 31, 2015 and $48.6 million at December 31, 2014.
Advertising: Advertising costs, which totaled $3,625,625 in 2015, $3,151,374 in 2014, and $2,912,864 in 2013, are expensed as incurred.
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
Reclassifications: Certain immaterial reclassifications have been made to prior year’s information to conform to the current year’s presentation. Reclassifications had no impact on prior year net income or stockholders equity.
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
When hedge accounting is discontinued, subsequent changes in fair value of the derivatives are recorded as non-interest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.
Comprehensive Income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Components of other comprehensive income in 2015, which are reported in our consolidated statements of comprehensive income, consist of unrealized gains and losses on available-for-sale securities, unrealized gains and losses on SERP and unrealized gains and losses on mutual funds. Components of other comprehensive income in 2014, which are reported in our consolidated statements of comprehensive income, consist of unrealized gains and losses on available-for-sale securities, unrealized gains and losses on SERP and a derivative financial liability related to an interest rate swap.
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
On January 1, 2006, we adopted Accounting Standards Codification (“ASC”) 718-10, that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. ASC 718-10 requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income.
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
In July 2015, the FASB issued ASU No. 2015-12, “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965) - 1. Fully Benefit-Responsive Investment Contracts, 2. Plan Investment Disclosures, and 3. Measurement Date Practical Expedient.” The amendments within this ASU are in 3 parts. Among other things, Part 1 amendments designate contract value as the only required measure for fully benefit-responsive investment contracts; Part II amendments eliminate the requirement that plans disclose: (a) individual investments that represent 5 percent or more of net assets available for benefits; and (b) the net appreciation or depreciation for investments by general type requirements for both participant-directed investments and nonparticipant-directed investments. Part III amendments provide a practical expedient to permit plans to measure investments and investment-related accounts (e.g., a liability for a pending trade with a broker) as of a month-end date that is closest to the plan’s fiscal year-end, when the fiscal period does not coincide with month-end. The amendments in Parts 1 and 2 of this ASU are effective on a retrospective basis and Part 3 is effective on a prospective basis, for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the impact that ASU 2015-12 will have on its consolidated financial statements.
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
In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting).” On April 7, 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in ASU 2015-03 (see paragraph 835-30-45-1A) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 adds these SEC comments to the "S" section of the Codification. The Company does not expect the adoption of ASU 2015-15 to have a material impact on its consolidated financial statements.
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
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01, among other things: 1) Requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. 2) Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. 3) Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). 4) Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that ASU 2016-01 will have on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements.
NOTE 2 – INVESTMENT SECURITIES
Securities available-for-sale consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
U.S. government agency obligations	$26,376,230	$17,635	$(157,620)	$26,236,245
Mortgage-backed securities	995,360	6,216	(3,187)	998,389
Municipal securities	2,900,734	90,294	(12,532)	2,978,496
	$30,272,324	$114,145	$(173,339)	$30,213,130

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
U.S. government agency obligations	$20,498,822	$41,548	$(86,495)	$20,453,875
Mortgage-backed securities	1,271,166	13,449	(982)	1,283,633
Municipal securities	1,906,572	97,807	(16,525)	1,987,854
	$23,676,560	$152,804	$(104,002)	$23,725,362
The Company did not have any held-to-maturity or trading securities at December 31, 2015 or December 31, 2014.
The amortized cost and estimated fair value of securities, all of which are classified as available for sale at December 31, 2015, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

Securities available-for-sale:

	Amortized Cost	Fair Value
Due in one year or less	$500,000	$498,759
Due from one to five years	27,491,647	27,343,236
Due from five to ten years	793,860	833,474
Due after ten years	1,486,817	1,537,661
Total	$30,272,324	$30,213,130
The gross unrealized losses in our securities portfolio at December 31, 2015 and December 31, 2014 are as follows:

As of December 31, 2015	Less than 12 months		12 months or more		Total
Securities Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency obligations	$15,761,617	$(134,401)	$2,976,782	$(23,219)	$18,738,399	$(157,620)
Mortgage-backed securities	684,506	(3,187)	—	—	684,506	(3,187)
Municipal securities	498,715	(1,285)	504,170	(11,247)	1,002,885	(12,532)
Total temporarily impaired securities	$16,944,838	$(138,873)	$3,480,952	$(34,466)	$20,425,790	$(173,339)

As of December 31, 2014	Less than 12 months		12 months or more		Total
Securities Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency obligations	$7,482,955	$(18,941)	$6,433,135	$(67,554)	$13,916,090	$(86,495)
Mortgage-backed securities	338,707	(982)	—	—	338,707	(982)
Municipal securities	—	—	502,135	(16,525)	502,135	(16,525)
Total temporarily impaired securities	$7,821,662	$(19,923)	$6,935,270	$(84,079)	$14,756,932	$(104,002)
There are twenty-eight investments in our securities portfolio that had unrealized losses as of December 31, 2015. Of these, seven investments have been in a continuous unrealized loss position for more than 12 months. Those seven securities are as follows:

	Count	Amortized Cost	Fair Value
U.S. government agency obligations	6	$3,000,000	$2,976,782
Municipal securities	1	515,417	504,170
Total	7	$3,515,417	$3,480,952
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
We believe the unrealized losses in our portfolio are temporary impairments, caused by liquidity discounts and increases in the risk premiums required by market participants, rather than adverse changes in cash flows or fundamental weaknesses in the credit quality of the issuer or underlying assets as of December 31, 2015. There were no losses related to OTTI recognized in accumulated other comprehensive loss at either December 31, 2015 or 2014.
U.S. government agency obligations. The unrealized losses on our U.S. government agency obligations were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by the U.S. government. Accordingly, it is expected the securities would not be settled at a price less than the amortized cost bases of our investment. Because we do not intend to sell the investments and it is not more likely than not we would be required to sell the investments before the recovery of their amortized bases, which may be maturity, we do not consider those investments to be OTTI at December 31, 2015.
Mortgage-backed securities. The unrealized losses on our mortgage-backed securities were caused by interest rate increases. The cash flows of these investments are based on the repayment schedule of the underlying mortgage loans. These securities are government agency issued. Accordingly, it is expected the securities would not be settled at a price less than the amortized cost bases of our investment. Because we do not intend to sell the investments and it is not more likely than not we would be required to sell the investments before the recovery of their amortized bases, which may be maturity, we do not consider those investments to be OTTI at December 31, 2015.
Municipal securities. The unrealized loss on our investment in municipal securities which is related to one security was caused by interest rate increases. This security is guaranteed by the Virginia General Assembly and the General Fund of the Commonwealth of Virginia. Accordingly, it is expected the security will not be settled at a price less than the amortized cost basis of our investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we do not intend to sell the investment and it is not more likely than not we will be required to sell the investment before recovery of the amortized basis, which may be maturity, we do not consider this investment to be OTTI at December 31, 2015.
All of our mortgage-backed securities are government agency issued. The carrying value of our government agency issued mortgage backed securities was $998,389 or 100% of the total mortgage-backed securities at December 31, 2015 and $1,283,633 or 100% at December 31, 2014.
Securities with carrying values of $1,571,592 were pledged to secure public deposits and borrowings from the Federal Home Loan Bank of Atlanta at December 31, 2015 and securities with carrying values of $4,570,469 were pledged to secure public deposits and borrowings from the Federal Home Loan Bank of Atlanta at December 31, 2014.
We recorded gross realized gains on the call of an available-for-sale investment of $22,801, $155 and $0 in 2015, 2014 and 2013, respectively. Proceeds from maturities, sales, pay downs and calls of investment securities were $15,317,094, $40,692,960 and $3,941,512 for 2015, 2014 and 2013, respectively.
NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in accumulated other comprehensive income (loss), by category, net of tax:

Accumulated Other Comprehensive Income (Loss)
	Unrealized Loss on Supplemental Executive's Retirement Plan	Unrealized (Loss) Gain on Securities	Unrealized Loss on Interest Rate Swap	Unrealized Gain on Mutual Funds	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(134,167)	$31,721	$—	$209	$(102,237)
Net change for the year ended December 31, 2015	12,197	(66,310)	—	(244)	(54,357)
Balance at December 31, 2015	$(121,970)	$(34,589)	$—	$(35)	$(156,594)

Balance at December 31, 2013	$(139,315)	$(133,644)	$(146,537)	$—	$(419,496)
Net change for the year ended December 31, 2014	5,148	165,365	146,537	209	317,259
Balance at December 31, 2014	$(134,167)	$31,721	$—	$209	$(102,237)

Balance at December 31, 2012	$—	$137,847	$(337,869)	$—	$(200,022)
Net change for the year ended December 31, 2013	(139,315)	(271,491)	191,332	—	(219,474)
Balance at December 31, 2013	$(139,315)	$(133,644)	$(146,537)	$—	$(419,496)
An unrealized (loss) gain of ($35) and $209 on Mutual Funds associated with the Company's Executive Savings Plan was recorded in other comprehensive loss in 2015 and 2014. The offset for this gain is carried in the investment in mutual funds on the balance sheet. An unrealized loss of $143,176, net of tax, associated with a change in the discount rate on the Company's Supplemental Executive's Retirement Plan ("SERP") from 5.85% to 4.50%, was moved into other comprehensive loss in the second quarter of 2013. Expenses of $12,197, $5,148 and $3,861 related to SERP were re-classed out of other comprehensive loss into other expense in earnings during the years ended December 31, 2015, 2014 and 2013, respectively. Security gains of $22,801, $155 and $0 were re-classed out of accumulated other comprehensive loss into gain on sale/call of securities during the years ended December 31, 2015, 2014 and 2013.

NOTE 4 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES
Loans held for investment consisted of the following at December 31:

	2015	2014
Commercial	$158,072,698	$138,430,999
Real estate
Construction	190,422,992	172,502,330
Residential (1-4 family)	113,278,318	109,404,283
Home equity lines	59,097,607	67,487,000
Multifamily	11,590,641	21,809,189
Commercial	290,531,083	256,966,820
Real estate subtotal	664,920,641	628,169,622
Consumer
Consumer and installment loans	6,356,473	5,968,990
Overdraft protection loans	121,217	96,736
Loans to individuals subtotal	6,477,690	6,065,726
Total gross loans	829,471,029	772,666,347
Unamortized loan (fees) costs, net	(201,724)	(76,812)
Loans held for investment, net of unearned	829,269,305	772,589,535
Allowance for loan losses	(8,887,199)	(8,948,837)
Total net loans	$820,382,106	$763,640,698
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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation or sale of the income producing property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type. This diversity helps reduce our exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on purpose, collateral, geography, cash flow, loan to value and risk grade criteria. As a general rule, we avoid financing special purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2015, 40% and at December 31, 2014, 44% of the outstanding principal balance of our commercial real estate loan portfolio was secured by owner-occupied properties.
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
We designate loans within our loans held for investment portfolio as either "pass" or "watch list" based on nine numerical risk grades which are assigned to loans. These numeric designations represent, from best to worst: (1) minimal, (2) modest, (3) average, (4) acceptable, (5) acceptable with care, (6) special mention, (7) substandard, (8) doubtful and (9) loss. Special mention, substandard, doubtful and loss risk grades are watch list. A loan risk graded as loss is generally charged-off when identified. A loan risk graded as doubtful is considered watch list and classified as nonaccrual. There were no loans in our portfolio classified as doubtful or loss on December 31, 2015 or December 31, 2014. Special mention and substandard loans are considered watch list and may or may not be classified as nonaccrual, based on current performance. Watch list graded loans or relationships are evaluated individually to determine if all, or a portion, of our investment in the borrower is at risk. If a risk is quantified, a specific loss allowance will be assigned to the identified loan or relationship. We evaluate our investment in the borrower using either the present value of expected future cash flows, discounted at the historical effective interest rate of the loan, or for a collateral-dependent loan, the fair value of the underlying collateral.
Beginning with the quarter ended March 31, 2013, we changed the methodology for evaluating additional risk inherent in our satisfactory risk grade groups which should be included in our allowance for loan losses. The prior methodology had focused on our satisfactory risk grade groups as a whole and assigned a single loss factor to this group based on a three year "look-back" at actual net charge offs in the entire portfolio. This meant all loan segments were allocated the same loss factor and the distribution of the allowance for that segment was dependent on size rather than actual losses that had occurred within the segment. Under the new methodology, loans within this group are evaluated on a pool basis by loan segment which is further delineated by purpose. Each segment is assigned an expected loss factor which is based on a moving average “look-

back” at our historical losses for that particular segment. In 2013, management determined it was prudent to extend the "look-back" period to a four-year average of net charge offs or sixteen quarters. In 2014, with the continued decline in net charge offs, we reexamined our loss history and determined a five year "look-back" or twenty quarter history would be a more prudent approach to modeling historical losses. Therefore, at September 30, 2014 we began extending our "look-back" period by one quarter with a goal of twenty quarters or five years by June 30, 2015. We believe this current year adjustment is a change within our methodology and not a change of the methodology itself. We completed the extension of our "look-back" period during 2015, and at December 31, 2015 the adjustment created a $291,800 decrease in the unallocated component of the allowance for loan losses. We believe this methodology provides a more accurate evaluation of the potential risk in our portfolio because the additional delineation by purpose establishes a direct correlation to areas of weakness and strength within the portfolio. For example, under our old methodology, real estate commercial loans and home equity lines were evaluated the same despite the lower historical losses in our commercial real estate portfolio, resulting in too large of an allocation to the commercial real estate portfolio and too little to the home equity segment when considering actual losses.
The portfolio mix has also changed over the past five years, with growth occurring in segments that have historically experienced lower levels of charge offs. At December 31, 2010 home equity lines totaled $81 million, or 14% of the loan portfolio while commercial real estate loans totaled $163 million, or 29% of the loan portfolio. At December 31, 2015 home equity lines had decreased to $59 million, to 9% of the portfolio and commercial real estate loans had grown to $291 million, or 33% of the loan portfolio. Simultaneously, the five year average net charge offs for home equity lines total $746.0 thousand and for commercial real estate total $78 thousand, or 33% and 3% of the five year portfolio average for net charge offs, respectively.
With the change from a single loss factor based on actual net losses for all segments, under the old model, to a more granular approach based on actual net losses by loan segment, under the current model, these trends are captured. The change has impacted the distribution of the provision expense by appropriately shifting expense away from areas with lower historical net charge offs relative to portfolio size to those with higher risk and higher incurred losses. This resulted in minimal impact of the overall provision expense. This change in methodology for evaluating additional risk inherent in our satisfactory risk groups is applied to December 31, 2015, 2014 and 2013.
Additional metrics, in the form of environmental risk factors, may be applied to a specific class or risk grade of loans within the portfolio based on local or national trends, identifiable events or other economic factors. For the years ended December 31, 2015, 2014 and 2013, nine environmental factors; five internal and four external, were applied to the general risk grade groups. The five internal environmental factors took into consideration the potential risk due to changes within the Company. These factors addressed any changes in 1.) the strength and depth of management, 2.) lending policies and procedures, 3.) the nature, volume and terms of various portfolios, 4.) the quality of loan review and 5.) the effects of concentrations of credit and changes in those levels. The four external factors considered risks associated with events and circumstances outside of Company control. The first factor addressed the potential impact of legal change, regulatory change and new competition in the market. The second factor took into consideration changes in international, national and local economic conditions. The third looked at changes in risk taken due to competitive pressure. The final external environmental factor addressed the risk associated with the government's management of fiscal policy and its potential impact on our local economy.
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
A summary of our loan portfolio by class and delineated between pass and watch list as of December 31, 2015 and December 31, 2014 is as follows:

	December 31, 2015
		Watch List			Weighted Average
	Pass	Special Mention	Substandard	Total	Risk Grade
Commercial	$157,818,177	$233,073	$21,448	$158,072,698	3.24
Real estate
Construction	189,254,940	710,758	457,294	190,422,992	3.18
Residential (1-4 family)	108,692,612	1,075,477	3,510,229	113,278,318	3.71
Home equity lines	57,657,772	—	1,439,835	59,097,607	4.15
Multifamily	11,590,641	—	—	11,590,641	3.56
Commercial	288,533,180	1,007,152	990,751	290,531,083	3.39
Real estate subtotal	655,729,145	2,793,387	6,398,109	664,920,641	3.46
Consumer
Consumer and installment loans	6,291,430	—	65,043	6,356,473	4.03
Overdraft protection loans	118,690	—	2,527	121,217	4.76
Loans to individuals subtotal	6,410,120	—	67,570	6,477,690	4.04
Total gross loans	$819,957,442	$3,026,460	$6,487,127	$829,471,029	3.42

	December 31, 2014
		Watch List			Weighted Average
	Pass	Special Mention	Substandard	Total	Risk Grade
Commercial	$135,292,747	$1,588,289	$1,549,963	$138,430,999	3.31
Real estate
Construction	171,136,553	93,397	1,272,380	172,502,330	3.26
Residential (1-4 family)	101,860,683	177,735	7,365,865	109,404,283	3.93
Home equity lines	66,282,828	102,575	1,101,597	67,487,000	4.12
Multifamily	19,616,130	2,193,059	—	21,809,189	3.53
Commercial	253,525,106	2,029,203	1,412,511	256,966,820	3.54
Real estate subtotal	612,421,300	4,595,969	11,152,353	628,169,622	3.59
Consumer
Consumer and installment loans	5,893,286	—	75,704	5,968,990	4.04
Overdraft protection loans	96,736	—	—	96,736	4.64
Loans to individuals subtotal	5,990,022	—	75,704	6,065,726	4.05
Total gross loans	$753,704,069	$6,184,258	$12,778,020	$772,666,347	3.55
There were no loans classified as doubtful or loss included in our loan portfolio at December 31, 2015 or December 31, 2014.

An aging of our loan portfolio by class as of December 31, 2015 and December 31, 2014 is as follows:
Age Analysis of Past Due Loans

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Recorded Investment > 90 days and Accruing	Recorded Investment Nonaccrual Loans
December 31, 2015
Commercial	$99,291	$—	$21,448	$120,739	$157,951,959	$—	$21,448
Real estate
Construction	—	101,677	—	101,677	190,321,315	—	101,677
Residential (1-4 family)	1,195,961	31,885	622,770	1,850,616	111,427,702	248,326	1,008,650
Home equity lines	316,425	—	249,987	566,412	58,531,195	—	483,859
Multifamily	—	—	—	—	11,590,641	—	—
Commercial	—	153,349	220,775	374,124	290,156,959	—	374,125
Real estate subtotal	1,512,386	286,911	1,093,532	2,892,829	662,027,812	248,326	1,968,311
Consumer
Consumer and installment loans	97,135	56,287	—	153,422	6,203,051	—	—
Overdraft protection loans	64	—	—	64	121,153	—	—
Loans to individuals subtotal	97,199	56,287	—	153,486	6,324,204	—	—
Total gross loans	$1,708,876	$343,198	$1,114,980	$3,167,054	$826,303,975	$248,326	$1,989,759
December 31, 2014
Commercial:	$—	$—	$582,059	$582,059	$137,848,940	$—	$582,059
Real estate
Construction	248,420	—	100,000	348,420	172,153,910	—	212,552
Residential (1-4 family)	761,696	2,412,128	1,252,644	4,426,468	104,977,815	174,976	1,427,931
Home equity lines	109,456	—	249,915	359,371	67,127,629	—	249,915
Multifamily	—	—	—	—	21,809,189	—	—
Commercial	—	166,618	230,994	397,612	256,569,208	—	230,994
Real estate subtotal	1,119,572	2,578,746	1,833,553	5,531,871	622,637,751	174,976	2,121,392
Consumer
Consumer and installment loans	139,446	—	—	139,446	5,829,544	—	1,121
Overdraft protection loans	—	—	—	—	96,736	—	—
Loans to individuals subtotal	139,446	—	—	139,446	5,926,280	—	1,121
Total gross loans	$1,259,018	$2,578,746	$2,415,612	$6,253,376	$766,412,971	$174,976	$2,704,572

A summary of the activity in the allowance for loan losses account is as follows:
Allocation of the Allowance for Loan Losses
For the Years Ended December 31, 2015, 2014 and 2013

		Real Estate
2015	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for credit losses:
Beginning balance	$1,157,867	$1,678,022	$2,456,418	$1,911,634	$85,056	$1,458,664
Charge-offs	(207,059)	(17,500)	(658,953)	(70,042)	—	—
Recoveries	599,359	69,624	27,941	194,861	—	—
Provision	(694,354)	67,155	51,122	(381,908)	(32,898)	719,226
Ending balance	$855,813	$1,797,301	$1,876,528	$1,654,545	$52,158	$2,177,890
Ending balance
Individually evaluated for impairment	$21,448	$112,963	$568,424	$688,596	$—	$644,162
Collectively evaluated for impairment	$834,365	$1,684,338	$1,308,104	$965,949	$52,158	$1,533,728
Financing receivables:
Ending balance	$158,072,698	$190,422,992	$113,278,318	$59,097,607	$11,590,641	$290,531,083
Ending balance: individually evaluated for impairment	$21,448	$1,148,363	$3,743,313	$1,439,835	$—	2,901,513
Ending balance: collectively evaluated for impairment	$158,051,250	$189,274,629	$109,535,005	$57,657,772	$11,590,641	$287,629,570

	Consumer
	Consumer and installment loans	Overdraft protection	Unallocated	Total
Allowance for credit losses:
Beginning balance	$104,661	$260	$96,255	$8,948,837
Charge-offs	(1,869)	—	—	(955,423)
Recoveries	—	2,000	—	893,785
Provision	(6,767)	777	277,647	—
Ending balance	$96,025	$3,037	$373,902	$8,887,199
Ending balance
Individually evaluated for impairment	$65,043	$2,527	$—	$2,103,163
Collectively evaluated for impairment	$30,982	$510	$373,902	$6,784,036
Financing receivables:
Ending balance	$6,356,473	$121,217	$—	$829,471,029
Ending balance: individually evaluated for impairment	$65,043	$2,527	$—	$9,322,042
Ending balance: collectively evaluated for impairment	$6,291,430	$118,690	$—	$820,148,987

		Real Estate
2014	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for credit losses:
Beginning balance	$1,219,255	$1,978,320	$1,685,502	$2,132,916	$59,586	$1,305,131
Charge-offs	(21,789)	(190,812)	(163,048)	(174,319)	—	—
Recoveries	205,200	79,922	31,505	122,809	—	—
Provision	(244,799)	(189,408)	902,459	(169,772)	25,470	153,533
Ending balance	$1,157,867	$1,678,022	$2,456,418	$1,911,634	$85,056	$1,458,664
Ending balance
Individually evaluated for impairment	$441,265	$100,159	$1,261,490	$547,172	$—	$335,033
Collectively evaluated for impairment	$716,602	$1,577,863	$1,194,928	$1,364,462	$85,056	$1,123,631
Financing receivables:
Ending balance	$138,430,999	$172,502,330	$109,404,283	$67,487,000	$21,809,189	$256,966,820
Ending balance: individually evaluated for impairment	$1,549,963	$1,272,380	$7,198,325	$1,101,597	$—	$3,130,893
Ending balance: collectively evaluated for impairment	$136,881,036	$171,229,950	$102,205,958	$66,385,403	$21,809,189	$253,835,927

	Consumer
	Consumer and installment loans	Overdraft protection	Unallocated	Total
Allowance for credit losses:
Beginning balance	$99,271	$688	$580,700	$9,061,369
Charge-offs	—	(2,000)	—	(551,968)
Recoveries	—	—	—	439,436
Provision	5,390	1,572	(484,445)	—
Ending balance	$104,661	$260	$96,255	$8,948,837
Ending balance
Individually evaluated for impairment	$74,582	$—	$—	$2,759,701
Collectively evaluated for impairment	$30,079	$260	$96,255	$6,189,136
Financing receivables:
Ending balance	$5,968,990	$96,736	$—	$772,666,347
Ending balance: individually evaluated for impairment	$75,704	$—	$—	$14,328,862
Ending balance: collectively evaluated for impairment	$5,893,286	$96,736	$—	$758,337,485

		Real Estate
2013	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for credit losses:
Beginning balance	$1,749,641	$2,360,707	$1,545,315	$1,402,448	$290,532	$2,882,398
Charge-offs	(2,468,074)	—	(148,766)	(582,480)	—	—
Recoveries	175,991	1,039,591	39,607	98,067	—	20,000
Provision	1,761,697	(1,421,978)	249,346	1,214,881	(230,946)	(1,597,267)
Ending balance	$1,219,255	$1,978,320	$1,685,502	$2,132,916	$59,586	$1,305,131
Ending balance
Individually evaluated for impairment	$712,699	$736,248	$274,259	$510,118	$—	$616,393
Collectively evaluated for impairment	$506,556	$1,242,072	$1,411,243	$1,622,798	$59,586	$688,738
Financing receivables:
Ending balance	$119,367,962	$155,551,690	$89,846,277	$67,177,011	$27,392,561	$250,178,584
Ending balance: individually evaluated for impairment	$6,842,132	$7,095,195	$5,956,407	$1,386,245	$308,053	$5,715,403
Ending balance: collectively evaluated for impairment	$112,525,830	$148,456,495	$83,889,870	$65,790,766	$27,084,508	$244,463,181

	Consumer
	Consumer and installment loans	Overdraft protection	Unallocated	Total
Allowance for credit losses:
Beginning balance	$55,192	$501	$623,266	$10,910,000
Charge-offs	(22,759)	(416)	—	(3,222,495)
Recoveries	587	21	—	1,373,864
Provision	66,251	582	(42,566)	—
Ending balance	$99,271	$688	$580,700	$9,061,369
Ending balance
Individually evaluated for impairment	$83,792	$—	$—	$2,933,509
Collectively evaluated for impairment	$15,479	$688	$580,700	$6,127,860
Financing receivables:
Ending balance	$2,911,397	$71,009	$—	$712,496,491
Ending balance: individually evaluated for impairment	$88,143	$—	$—	$27,391,578
Ending balance: collectively evaluated for impairment	$2,823,254	$71,009	$—	$685,104,913
A loan is considered impaired when, based on current information and events; it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. In addition to loans 90 days past due and still accruing and nonaccrual loans, all restructured loans, all loans risk graded doubtful or substandard and a portion of the loans risk graded special mention qualify, by definition, as impaired. Loans 90 days past due and still accruing totaling $248,326 and nonaccrual loans totaling $1,989,759 are included in impaired loans at December 31, 2015. Loans 90 days past due and still accruing totaling $174,976 and nonaccrual loans totaling $2,704,572 are included in impaired loans at December 31, 2014.

The following table summarizes our impaired loans at December 31, 2015 and 2014.

Impaired Loans
	With No Related Allowance
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
December 31, 2015
Commercial	$—	$—	$—	$—
Real estate
Construction	930,955	930,955	947,162	64,402
Residential (1-4 family)	1,850,482	1,912,515	1,942,407	63,532
Home equity lines	445,092	461,134	456,349	6,862
Multifamily	—	—	—	—
Commercial	894,603	899,189	921,147	50,773
Consumer
Consumer and installment loans	—	—	—	—
Overdraft protection loans	—	—	—	—
Total	$4,121,132	$4,203,793	$4,267,065	$185,569
December 31, 2014
Commercial	$—	$—	$—	$—
Real estate
Construction	935,467	935,467	954,181	56,004
Residential (1-4 family)	2,704,883	2,880,739	3,067,193	119,011
Home equity lines	115,925	115,925	115,324	3,962
Multifamily	—	—	—	—
Commercial	1,430,533	1,430,533	1,317,972	79,891
Consumer
Consumer and installment loans	1,122	2,729	3,088	—
Overdraft protection loans	—	—	—	—
Total	$5,187,930	$5,365,393	$5,457,758	$258,868

	With Related Allowance
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2015
Commercial	$21,448	$21,448	$21,448	$26,406	$568
Real estate
Construction	217,408	244,963	112,963	228,737	10,325
Residential (1-4 family)	1,892,831	2,032,255	568,424	1,909,161	66,605
Home equity lines	994,743	994,743	688,596	997,110	42,663
Multifamily	—	—	—	—	—
Commercial	2,006,910	2,016,187	644,162	1,699,033	60,710
Consumer
Consumer and installment loans	65,043	65,043	65,043	70,199	2,461
Overdraft protection loans	2,527	2,527	2,527	2,787	629
Total	$5,200,910	$5,377,166	$2,103,163	$4,933,433	$183,961
December 31, 2014
Commercial	$1,549,963	$1,549,963	$441,265	$1,618,461	$93,073
Real estate
Construction	336,913	441,459	100,159	408,460	12,358
Residential (1-4 family)	4,493,442	4,535,549	1,261,490	4,564,008	232,522
Home equity lines	985,672	985,672	547,172	988,494	46,161
Multifamily	—	—	—	—	—
Commercial	1,700,360	1,700,360	335,033	1,721,563	79,323
Consumer
Consumer and installment loans	74,582	74,582	74,582	79,632	2,792
Overdraft protection loans	—	—	—	—	—
Total	$9,140,932	$9,287,585	$2,759,701	$9,380,618	$466,229
Interest received in cash and recognized on impaired loans was $369,530, $725,097 and $1,924,008 for 2015, 2014 and 2013, respectively.
Restructured loans are loans for which it has been determined the borrower will not be able to perform under the original terms of the loan agreement and a concession has been made to those terms that would not otherwise have been considered. If the value of a restructured loan is determined to be less than the recorded investment in the loan, a valuation allowance is created with a corresponding charge-off to the allowance for loan losses and any collection of interest and principal are recorded as recoveries to the allowance for loan losses until all charged-off balances are fully recovered. Measurement of the value of a restructured loan is generally based on the present value of expected future cash flows discounted at the loan’s effective interest rate, unless in the case of collateral-dependent loans, the observable market price, or the fair value of the collateral can be readily determined. Restructured loans are reevaluated periodically and additional adjustments to the carrying value may be made. In addition, if it is determined the borrower is unable to perform under the modified terms, further steps, such as a full charge-off or foreclosure may be taken. We did not have any commitments to lend additional funds on restructured loans at December 31, 2015 or 2014.
We currently have ten loans classified as restructured loans; seven residential 1-4 family loan for $1,481,143, two commercial real estate loans for $1,550,360 and one consumer loan for $65,043. At December 31, 2015, three residential 1-4 family restructured loans totaling $695,886 are not current, and one commercial real estate restructured loan for $220,775 is not current. All remaining restructured loans, which total $2,179,885 are current. There were three restructured loans added during the year ended December 31, 2015. We did not have any defaults on restructured loans within twelve months of restructuring during the years ended December 31, 2015 and 2014.

Additional information on restructured loans during the period is as follows:
Troubled Debt Restructurings

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Year Ended December 31, 2015	3	$806,460	$806,460
Year Ended December 31, 2014	4	$1,367,499	$1,304,499
Troubled Debt Restructurings That Subsequently Defaulted

	Number of Contracts	Recorded Investment
Year Ended December 31, 2015	None	$—	$—
Year Ended December 31, 2014	None	$—	$—
NOTE 5 – OTHER REAL ESTATE OWNED
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
Information on other real estate:

	2015		2014		2013
	Balance	Number	Balance	Number	Balance	Number
January 1,	$144,000	1	$301,963	1	$—	—
Balance moved into other real estate	250,000	2	942,285	3	397,037	2
	394,000	3	1,244,248	4	397,037	2
Properties sold	(394,000)	(3)	(1,100,248)	(3)	(95,074)	(1)
Balance December 31,	$—	—	$144,000	1	$301,963	1
Gross gains of sale of other real estate	$—		$—		$—
Gross losses on sale of other real estate	(51,035)		(6,976)		(3,020)
Rental income, other real estate	1,955		9,620		—
Other real estate expense	(44,869)		(80,580)		(7,098)
Foreclosed property expense	$(93,949)		$(77,936)		$(10,118)

There was one residential real estate property totaling $45,844 in the process of foreclosure at December 31, 2015 and one residential real estate property totaling $182,256 in process of foreclosure at December 31, 2014.

NOTE 6 – PROPERTY AND EQUIPMENT
Property and equipment consist of the following at December 31:

	2015	2014
Buildings	$18,556,418	$18,221,806
Land	7,747,480	7,747,480
Leasehold improvements	4,054,056	3,883,408
Equipment, furniture and fixtures	14,245,439	13,557,589
	44,603,393	43,410,283
Less accumulated depreciation	(15,631,531)	(13,162,819)
Property and equipment, net	$28,971,862	$30,247,464
Depreciation expense of $2,977,243, $2,886,838 and $2,424,478 was included in occupancy and equipment expense for 2015, 2014 and 2013, respectively.
We have thirty-three non-cancellable leases for premises. The lease terms are from one to thirty years and have various renewal dates. Rental expense was $3,846,737, $4,239,011 and $3,964,392 in 2015, 2014 and 2013, respectively. Minimum lease payments for succeeding years pertaining to these non-cancellable operating leases are as follows:

2016	$3,045,531
2017	2,799,339
2018	1,571,320
2019	652,508
2020	382,387
Thereafter	7,285,350
$15,736,435
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
Information concerning intangible assets and goodwill attributable to the Maryland mortgage office acquired on August 10, 2007 is presented in the following table:

	December 31,		Acquisition
	2015	2014	Cost
Amortizable intangible assets, net	$—	$—	$1,250,000
Goodwill	775,000	775,000	775,000
Amortization expense	—	104,167
 Annual impairment review indicated that goodwill was not impaired in 2015 or 2014.
NOTE 8 – RESTRICTED EQUITY SECURITIES
Restricted equity securities are securities that do not have a readily determinable fair value and lack a market. Therefore, they are carried at cost. The following table represents balances as of December 31, 2015 and 2014, respectively:

	2015	2014
Federal Reserve Bank Stock	$2,107,700	$2,086,000
Federal Home Loan Bank Stock	1,639,800	1,412,800
Community Bankers Bank Stock	133,700	133,700
Total restricted equity securities	$3,881,200	$3,632,500

As a member bank, our stock requirement with the Federal Reserve is based on our capital levels as reported on the most recent filing of our Consolidated Reports of Condition and Income and is subject to change when our capital levels increase or decrease. Our stock requirements with the Federal Home Loan Bank consists of two levels; membership stock based on total assets as of December 31st of each year, and collateral stock based on our highest borrowing levels which is evaluated for release on a periodic basis. The stock we hold with Community Bankers Bank is membership stock.
NOTE 9 – DEPOSITS
Interest-bearing deposits for the years ending December 31, 2015 and December 31, 2014 are as follows:

	2015	2014
Interest bearing demand	$68,963,364	$66,681,905
Money market accounts	364,893,441	369,221,343
Savings accounts	19,516,673	20,003,086
Certificates of deposit $250,000 and over	23,069,895	20,581,794
Other time deposits	242,570,667	207,624,614
Total interest-bearing deposits	$719,014,040	$684,112,742
Scheduled maturities for time deposits as of December 31, 2015 are as follows:

Year Maturing
2016	$221,960,807
2017	41,470,682
2018	954,233
2019	726,279
2020	447,681
Thereafter	80,880
$265,640,562
Brokered money market balances included in money markets totaled $34,310,395 and $42,420,532 at December 31, 2015 and 2014, respectively. There were no CDARS balances over $250,000 at year end 2015 or 2014.
NOTE 10 – BORROWINGS
We have federal funds arrangements with five financial institutions that provide approximately $68.0 million of unsecured short-term borrowing capacity. As of December 31, 2015 and 2014, there were no outstanding balances on these federal funds lines of credits. Information concerning federal funds purchased is summarized, as follows:

	2015	2014
Average balance during the year	$365,562	$100,699
Average interest rate during the year	0.61%	1.26%
Maximum month end balance during the year	$20,000	$—
We are a member of the Federal Home Loan Bank of Atlanta (“FHLB”) and as such, may borrow funds based on criteria established by the FHLB. We are allowed under our lines of credit to borrow up to 30% of assets, or approximately $348,436,240, if collateralized, as of December 31, 2015. This line of credit is secured by loans held for investment, investment securities and loans held for sale. The loans held for investment consists of blanket liens on our portfolio of 1-4 family residential loans, home equity lines of credit/loans portfolio and qualifying commercial real estate loans. The investment securities are pledged with collateral fair values of $78,649 at December 31, 2015 and $97,249 at December 31, 2014. The loans held for sale portfolio is pledged daily under the Residential Available For Sale ("RAFS") program which uses loans that have been sold to FHLB approved investors. We are allowed to borrow up to 90% of the pledged loan amount. The RAFS program went into effect in February 2014 after the previous program was sundowned.
As of December 31, 2015 we could borrow approximately $107.3 million, and as of December 31, 2014 we could borrow approximately $120.7 million, under our line based upon collateral pledged. In both years this line is reduced by $8.0 million, which has been pledged as collateral for public funds. There were no fixed rate advances outstanding on the line as of December 31, 2015.

There was one fixed rate advance, which totaled $1,075,497 in 2014 that matured September 28, 2015.
Should we ever desire to increase the line of credit beyond the 30% limit, the FHLB would allow borrowings of up to 40% of total assets once we met specific eligibility criteria.
Other information concerning FHLB advances is summarized below:

	2015	2014
Average balance during the year	$16,442,629	$1,912,203
Average interest rate during the year	0.52%	3.02%
Maximum month end balance during the year	$46,025,500	$11,075,497
Outstanding balance at December 31,	$16,000,000	$11,075,497
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
NOTE 12 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
We entered into an interest rate swap agreement with PNC Bank (“PNC”) of Pittsburgh, PA on July 29, 2009, for our $10,000,000 Trust preferred borrowing, which carries a floating interest rate of 90 day LIBOR plus 160 basis points. The terms of this hedge allowed us to mitigate our exposure to interest-rate fluctuations by swapping our floating rate obligation for a fixed rate obligation. The notional amount of the swap agreement was $10,000,000, and expired on September 30, 2014. Under the terms of our agreement, at the end of each quarter we swapped our floating rate for a fixed rate of 3.26%. Including the additional 160 basis points, the effective fixed rate of interest cost was 4.86% on our $10,000,000 Trust Preferred borrowing for five years.
The fixed-rate payment feature of this swap was structured to mirror the provisions of the hedged borrowing agreement. The swap qualified as a cash flow hedge and the underlying liability was carried at fair value in other liabilities, with the tax-effective changes in the fair value of the instrument included in Stockholders’ Equity in accumulated other comprehensive income (loss). This swap was not renewed when it expired on September 30, 2014.
Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company's practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage derivatives are not designated in hedge relationships. At year-end 2015, the Company had approximately $131 million of interest rate lock commitments and $244 million of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $2,105,204 and a derivative liability of $368,577. At year-end 2014, the Company had approximately $113 million of interest rate lock commitments and $216 million of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $1,514,083 and a derivative liability of $1,195,405. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.
The net gains (losses) relating to free-standing derivative instruments used for risk management are summarized below as of December 31:

	Location	2015	2014	2013
Forward contracts related to mortgage loans held for sale	Mortgage banking revenue	$(342,948)	$180,903	$—
Interest rate lock commitments	Mortgage banking revenue	$829,648	$540,374	$—
The following table reflects the amount and market value of mortgage banking derivatives included in the Consolidated Statements of Condition as of December 31:

	2015		2014
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Included in other assets (1)
Forward contracts related to mortgage loans held for sale (2)	$145,232,095	$615,123	$54,955,693	$153,506
Interest rate lock commitments	130,510,306	1,370,022	113,867,190	1,115,944
Loans held for sale (2)	57,475,606	120,059	70,013,297	244,633
Total included in other assets		$2,105,204		$1,514,083

Included in other liabilities (1)
Forward contracts related to mortgage loans held for sale (2)	$98,680,765	$238,583	$161,072,280	$757,906
Loans held for sale (2)	38,765,086	76,856	23,030,231	42,833
Hedge positions	$76,632,817	53,138	$49,280,193	$394,666
Total included in other assets		$368,577		$1,195,405

(1)	The Notional amount of mortgage banking derivatives is an off balance sheet time and only the fair value of the derivatives is recorded within the Consolidated Statements of Condition.

(2)
Loans held for sale and certain forward sales commitments do no qualify under applicable accounting guidance as derivative instruments; however, the Company has elected the fair value option under ASC 825-10-15-4(b) for the loans held for sale portfolio and thus fair value adjustments have been recorded in the derivative asset and derivative liability as presented above.

NOTE 13 – INCOME TAXES
The principal components of income tax expense for 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Current
Federal	$(7,218,432)	$(6,351,028)	$(5,051,832)
State	(414,297)	(444,024)	(485,148)
	(7,632,729)	(6,795,052)	(5,536,980)
Deferred
Federal	63,218	318,422	(846,636)
State	(14,309)	(13,643)	(2,424)
	48,909	304,779	(849,060)
Total
Federal	(7,155,214)	(6,032,606)	(5,898,468)
State	(428,606)	(457,667)	(487,572)
	$(7,583,820)	$(6,490,273)	$(6,386,040)
Differences between income tax expense calculated at the statutory rate and that shown in the statement of income for 2015, 2014 and 2013 are summarized, as follows:

	2015	2014	2013
Federal income tax expense at statutory rate	$(7,279,524)	$(6,195,743)	$(6,116,966)
Tax effect of:
BOLI cash surrender value (decrease) increase	99,949	86,578	82,732
Meals and entertainment	(131,015)	(121,212)	(115,058)
State and local income taxes	(287,635)	(305,893)	(321,475)
Other	14,405	45,997	84,727
Income tax expense	$(7,583,820)	$(6,490,273)	$(6,386,040)
We have the following deferred tax assets and liabilities at December 31, 2015, 2014 and 2013:

	December 31,
	2015	2014	2013
Deferred tax assets:
Bad debt provision	$3,223,241	$3,257,838	$3,320,139
Available for sale securities	84,301	55,163	225,883
Deferred compensation	1,035,137	777,567	651,386
Reserve for available for sale loan repurchase	1,192,383	1,097,032	1,162,199
Premium amortization on securities	10,608	9,640	8,557
Other	1,040,870	1,171,886	744,806
Total deferred tax assets	6,586,540	6,369,126	6,112,970
Deferred tax liabilities:
Fixed assets	(1,208,541)	(1,426,903)	(1,644,419)
Other	(827,124)	(469,393)	(129,781)
Total deferred tax liabilities	(2,035,665)	(1,896,296)	(1,774,200)
Net deferred tax assets	$4,550,875	$4,472,830	$4,338,770
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered in income. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. Management has evaluated the effect of the guidance provided by U.S. GAAP on Accounting for Uncertainty in Income Taxes, and all other tax positions that could have a significant effect on the financial statements and determined the Company had no uncertain material income tax positions at December 31, 2015 or 2014.
We file income tax returns in the U.S. federal jurisdiction and the states of Virginia, Maryland, North Carolina and South Carolina. With few possible exceptions, we are no longer subject to U.S. or state income tax examinations by tax authorities for the years prior to 2012.
NOTE 14 – COMMITMENTS, CONTINGENCIES AND CONSIDERATIONS
We have outstanding at any time a significant dollar amount of commitments to extend credit. To accommodate major customers, we also provide standby letters of credit and guarantees to third parties. Those arrangements are subject to strict credit control assessments. Guarantees and standby letters of credit specify limits to our obligations. The amounts of loan commitments, guarantees and standby letters of credit are set out in the following table as of December 31, 2015 and 2014. Because many commitments and almost all standby letters of credit and guarantees expire without being funded, in whole or in part, the contract amounts are not estimates of future cash flows. The majority of commitments to extend credit have terms up to one year. Interest rates on fixed-rate commitments range from 2.5% to 21.0%. All of the guarantees written and the standby letters of credit at December 31, 2015 expire during 2016.

	Commitments
	2015	2014
Commitments to grant loans	$157,554,990	$205,003,879
Interest Rate Lock Commitments	$108,635,768	$79,415,083
Unfunded commitments under lines of credit and similar arrangements	$149,977,483	$148,660,017
Standby letters of credit and guarantees written	$33,062,276	$29,328,041

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
Concentrations of credit risk relative to capital (whether on or off balance sheet) arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. At December 31, 2015, we had two loan concentrations which exceeded 10% in the area of loans to borrowers who are principally engaged in acquisition, development and construction of residential homes and developments. A geographic concentration arises because we operate primarily in southeastern Virginia.
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
The 2014EIP authorized the Company to issue up to 1,100,000 shares of Monarch Common Stock plus the number of shares of our Common Stock outstanding under the predecessor plans. The Plan provides that no award may be granted more than 10 years after the May 2014 ratification. As of December 31, 2015, 114,299 shares were available for grants under the predecessor plans. A total of 441,040 shares are subject to outstanding awards under the 2006EIP and 1999ISO, including 0 stock options and 441,040 shares of non-vested restricted stock.
The following is a summary of our stock option activity, and related information. All shares and per share prices have been restated for stock splits and dividends in the years presented:

	2015			2014
Options	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price
Outstanding - Beginning of year	114,526	7.13		161,181	6.95
Granted	—	—		—	—
Exercised	(114,526)	(7.13)		(46,655)	6.53
Forfeited	—	—		—	—
Outstanding - End of year	—	—	$—	114,526	7.13
Options exercisable at year-end	—	—	$—	114,526	7.13
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the closing price. There were 114,526 options exercised during the year ended December 31, 2015 and 46,655 options exercised during the year ended December 31, 2014. All remaining options were exercised prior to December 31, 2015. The total intrinsic value of options exercised during the year ended December 31, 2015 was $484,860. No options were granted under the plan in 2015 or 2014.

Cash received for option exercise under share-based payment arrangements for 2015 and 2014 was $756,238 and $304,673, respectively. Tax benefits of $170,415 and $251,452 were recognized in 2015 and 2014, respectively. There were no options outstanding at December 31, 2015.
A summary of the status of the our non-vested shares in relation to our restricted stock awards as of December 31, 2015 and 2014, and changes during the years ended December 31, 2015 and 2014, is presented below; the weighted average price is the weighted average fair value at the date of grant:

	2015		2014
Restricted Share Awards	Shares	Weighted Average Price	Shares	Weighted Average Price
Non-vested - Beginning of year	360,525	$7.50	355,036	$6.45
Granted	152,180	11.96	96,525	10.12
Vested	(54,065)	6.06	(84,216)	6.11
Forfeited	(17,600)	7.21	(6,820)	7.45
Non-vested - End of year	441,040	$9.84	360,525	$7.50
Compensation expense related to the restricted stock awards was $833,251, $824,497 and $593,721 for 2015, 2014 and 2013, respectively. The total fair value of awards vested during 2015 and 2014 was $689,773 and $1,010,592, respectively. As of December 31, 2015 and 2014, there was $2,469,548 and $1,587,427, respectively, of total unrecognized cost related to the non-vested share-based compensation arrangements granted under the 2006EIP. That cost is expected to be recognized over a weighted-average period of 2.6 years. The grant date fair value of common stock is used in determining unused compensation cost.
Other information pertaining to restricted stock at December 31, 2015 is as follows:

Range of Issuance Prices	Number Outstanding	Remaining Contractual Life
$5.83 to $12.79	441,040	2.47
We have a 401(k) defined contribution plan applicable to all eligible employees. Contributions to the plan are made at the employee’s election. Employees may contribute up to 91% of their salaries up to IRS limits. We began making contributions in April 2001. We match 37.5% of the first 6.0% of employee contributions in 2015. We matched 50% of the first 6.0% of employee contributions in 2014 and 2013. Our expense for 2015, 2014 and 2013 was $740,848, $893,516 and $960,102, respectively.
In addition, Monarch has supplemental retirement benefits provided to its executives under a supplemental executive retirement plan ("SERP") executed in 2006. Although technically unfunded, insurance policies on the lives of the covered executives are also available to finance future benefits. The Bank is the owner and beneficiary of these policies. The expense for 2015 and 2014 was $384,750 and $381,993, respectively. Total expected expense for 2016 is $278,003. The following were significant actuarial assumptions used to determine benefit obligations:

	December 31, 2015	December 31, 2014
Actuarial Assumptions
Weighted average assumed discount rate	4.50%	4.50%

Changes in Projected Benefit Obligation
Projected benefit obligation, January 1	$2,110,746	$1,777,773
Service cost	278,004	322,080
Interest cost	101,869	90,893
Benefits paid	(125,000)	(80,000)
Projected benefit obligation, December 31,	$2,365,619	$2,110,746

Amounts Recognized in Accumulated Other Comprehensive Income
Actuarial gain due to change in discount rate	$18,765	$7,920
Deferred income tax expense	(6,568)	(2,772)
	$12,197	$5,148
The SERP liability, equal to the projected benefit obligation above, is included in other liabilities on the Company's consolidated statements of condition. SERP payments for executives or their beneficiaries are in pre-determined fixed annual payments that begin at age 65 and continue for 10 years.
In July 2014, Monarch established an executive savings plan. A grantor or Rabbi Trust was established as a vehicle for accumulating assets to pay benefits under the plan. The balance in Rabbi Trust was $2,780,642 at December 31, 2015 and $2,018,154 at December 31, 2014. Participants in the executive savings plan are allowed to defer up to 70% of their base salary and100% of bonuses, which can be invested in a pre-determined list of investments. Participants may also defer up to 100% of vested restricted stock into the plan. These shares remain in share form and move with the market value of the shares. The table below summarizes the activities associated with the executive savings plan in 2015 and 2014.

Deferred Liability	2015	2014
Balance January 1,	$29,914	$—
Employee deferrals	535,930	29,469
Employer contributions	566,790	—
Employee distributions	(24,311)	—
Gain (loss) in value of investments	139,481	445
Balance December 31,	$1,247,804	$29,914

Rabbi Trust	2015	2014
Balance January 1,	$2,018,154	$—
Additional asset purchases	704,068	2,000,000
Gain in asset value	58,240	18,154
	$2,780,462	$2,018,154

NOTE 16 – RELATED PARTY TRANSACTIONS
We have loan transactions with our executive officers and directors, and with companies in which our executive officers and directors have a financial interest. Management believes these transactions occurred in the ordinary course of business on substantially the same terms as those prevailing at the time for persons not related to the lender. A summary of related party loan activity is as follows during 2015 and 2014.

	2015	2014
Outstanding - Beginning of year	$27,802,991	$26,514,743
Originations	21,749,863	23,634,933
Repayments	(18,003,462)	(22,346,685)
Outstanding - End of year	$31,549,392	$27,802,991
Commitments to extend credit and letters of credit to related parties amounted to $16,435,765 and $14,816,690 at December 31, 2015 and 2014, respectively.
At December 31, 2015 and 2014 total deposits held by related parties were $10,061,209 and $7,515,201, respectively.
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
The Bank, as a Virginia banking corporation, may only pay dividends from retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the Bank. Regulatory agencies place certain restrictions on dividends paid and loans and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings, plus retained net profits for the two preceding years. At December 31, 2015, the amount available was approximately $30.0 million. Loans and advances are limited to 15% of the Bank’s common stock and capital surplus plus estimated allowance for loan losses. As of December 31, 2015, funds available for loans or advances by the Bank to the Company were approximately $20.3 million.
Quantitative measures established by regulation to ensure capital adequacy require that the Bank maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2015, the Bank meets all capital adequacy requirements to which it is subject.
As of December 31, 2015 the Bank was categorized as “well capitalized”, the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier I Capital and Tier 1 leverage ratios as set forth in the table. The Company is also subject to certain capital adequacy ratio requirements. The Company and Bank’s actual capital amounts and ratios are also presented in the table as of December 31, 2015 and 2014.
The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks ("Basel III rules") became effective on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2016. As part of the new requirements, the Common Equity Tier I Capital ("CETI") is calculated and utilized in the assessment of capital for all institutions. Capital amounts and ratios for December 31, 2014 were calculated using the Basel I rules, which were effective until January 1, 2015.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
	(Dollars in Thousands)
As of December 31, 2015
Total Risk-Based Capital Ratio
Consolidated Company	$135,955	13.69%	$79,411	8.00%	N/A	N/A
Bank	$134,953	13.60%	$79,386	8.00%	$99,230	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated Company	$127,068	12.80%	$59,558	6.00%	N/A	N/A
Bank	$126,066	12.70%	$59,539	6.00%	$79,411	8.00%
(Tier 1 Capital to Risk-Weighted Assets)
Common Equity Risk-Based Capital (CETI)
Consolidated Company	$117,068	11.79%	$44,669	4.50%	N/A	N/A
Bank	$126,066	12.70%	$44,655	4.50%	$64,501	6.50%
(Total Comon Equity to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated Company	$127,068	11.56%	$43,968	4.00%	N/A	N/A
Bank	$126,066	11.48%	$43,925	4.00%	$54,907	5.00%
(Tier 1 Capital to Average Assets)
As of December 31, 2014
Total Risk-Based Capital Ratio
Consolidated Company	$125,728	13.79%	$72,925	8.00%	N/A	N/A
Bank	$125,807	13.81%	$72,900	8.00%	$91,125	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated Company	$116,779	12.81%	$36,462	4.00%	N/A	N/A
Bank	$116,858	12.82%	$36,450	4.00%	$54,675	6.00%
(Tier 1 Capital to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated Company	$116,779	11.44%	$40,821	4.00%	N/A	N/A
Bank	$116,858	11.45%	$40,821	4.00%	$51,026	5.00%
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

The following table presents the carrying amounts and fair value of our financial instruments at December 31, 2015 and December 31, 2014. GAAP defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than through a forced or liquidation sale for purposes of this disclosure. The carrying amounts in the table are included in the consolidated balance sheet under the indicated captions.
Estimation of Fair Values

	Fair Value Measurements at December 31, 2015 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalents	$73,879,510	$73,879,510	$—	$—	$73,879,510
Investment securities available for sale	30,213,130	—	30,213,130	—	30,213,130
Mortgage loans held for sale	169,345,205	—	169,345,205	—	169,345,205
Loans held for investment (net)	820,382,106	—	—	834,345,931	834,345,931
Accrued interest receivable	2,110,108	—	2,110,108	—	2,110,108
Bank owned life insurance	10,634,814	—	10,634,814	—	10,634,814
Derivative financial assets	2,105,204	—	2,105,204	—	2,105,204
Liabilities
Deposits	$999,093,598	$—	$996,519,992	$—	$996,519,992
Borrowings	26,000,000	—	16,000,000	6,184,750	22,184,750
Accrued interest payable	104,517	—	104,517	—	104,517
Derivative financial liability	368,577	—	368,577	—	368,577

	Fair Value Measurements at December 31, 2014 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalents	$65,428,974	$65,428,974	$—	$—	$65,428,974
Investment securities available for sale	23,725,362	—	23,725,362	—	23,725,362
Mortgage loans held for sale	147,690,276	—	147,690,276	—	147,690,276
Loans held for investment (net)	763,640,698	—	—	776,974,812	776,974,812
Accrued interest receivable	2,087,880	—	2,087,880	—	2,087,880
Bank owned life insurance	9,656,803	—	9,656,803	—	9,656,803
Derivative financial assets	1,514,083	—	1,514,083	—	1,514,083
Liabilities
Deposits	$919,413,913	$—	$917,008,847	$—	$917,008,847
Borrowings	21,075,497	—	11,109,566	5,641,087	16,750,653
Accrued interest payable	43,280	—	43,280	—	43,280
Derivative financial liability	1,195,405	—	1,195,405	—	1,195,405
The following notes summarize the significant assumptions used in estimating the fair value of financial instruments:
Short-term financial instruments are valued at their carrying amounts included in the Company’s statement of condition, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments. This approach applies to cash and cash equivalents and overnight borrowings.
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
The following table presents our assets and liabilities, which are measured at fair value on a recurring basis for each of the fair value hierarchy levels, as of December 31, 2015 and December 31, 2014:

	Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
December 31, 2015
Investment securities - available for sale
U.S. government agency obligations	$26,236,245	$—	$26,236,245	$—
Mortgage-backed securities	998,389	—	998,389	—
Municipal securities	2,978,496	—	2,978,496	—
Loans held for sale	169,345,205	—	169,345,205	—
Derivative financial asset	2,105,204	—	2,105,204	—
Derivative financial liability	$368,577	$—	$368,577	$—
December 31, 2014
Investment securities - available for sale
U.S. government agency obligations	$20,453,875	$—	$20,453,875	$—
Mortgage-backed securities	1,283,633	—	1,283,633	—
Municipal securities	1,987,854	—	1,987,854	—
Loans held for sale	147,690,276	—	147,690,276	—
Derivative financial asset	1,514,083	—	1,514,083	—
Derivative financial liability	$1,195,405	$—	$1,195,405	$—
The following table provides quantitative disclosures about the fair value measurements of our assets related to continuing operations which are measured at fair value on a nonrecurring basis as of December 31, 2015 and 2014:

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2015
Restructured and impaired loans	$3,097,747	$—	$—	$3,097,747
At December 31, 2014
Real estate owned	$144,000	$—	$—	$144,000
Restructured and impaired loans	$6,381,231	$—	$—	$6,381,231
The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2015 and 2014.

	Fair Value Measurement at December 31, 2015
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Commercial	$—	Market comparables	Discount applied to market comparables (1)	100%
Real Estate
Construction	104,445	Market comparables	Discount applied to market comparables (1)	35%
Residential (1-4 family)	1,324,407	Market comparables	Discount applied to market comparables (1)	18%
Home equity lines	306,147	Market comparables	Discount applied to market comparables (1)	20%
Multifamily	—	Market comparables	Discount applied to market comparables (1)	100%
Commercial	1,362,748	Market comparables	Discount applied to market comparables (1)	30%
Consumers
Consumer and installment loans	—	Market comparables	Discount applied to market comparables (1)	100%
Total restructures and impaired loans	$3,097,747
	Fair Value Measurement at December 31, 2014
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Commercial	$1,108,698	Market comparables	Discount applied to market comparables (1)	34%
Real Estate
Construction	236,754	Market comparables	Discount applied to market comparables (1)	36%
Residential (1-4 family)	3,231,952	Market comparables	Discount applied to market comparables (1)	22%
Home equity lines	438,500	Market comparables	Discount applied to market comparables (1)	22%
Multifamily	—	Market comparables	Discount applied to market comparables (1)	—%
Commercial	1,365,327	Market comparables	Discount applied to market comparables (1)	13%
Consumers
Consumer and installment loans	—	Market comparables	Discount applied to market comparables (1)	—%
Total restructures and impaired loans	$6,381,231
Real estate owned	$144,000	Market comparables	Discount applied to market comparables (1)	11%
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
Real estate owned is carried at the lower of carrying value or fair value less estimated selling costs. Upon foreclosure and through liquidation, we evaluate the property’s fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value less selling costs. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Fair value is determined through an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data. When evaluating fair value, management may discount the appraisal further if, based on their understanding of the market conditions, it is determined the collateral is further impaired below the appraised value (Level 3). Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. We recorded $0 losses due to valuation adjustments on real estate owned within foreclosed property expense in non-interest expense in December 31, 2015 and 2014, respectively. The Company had no properties in real estate owned at December 31, 2015 and one property in real estate owned at December 31, 2014.
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
NOTE 19 – EARNINGS PER SHARE RECONCILIATION
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	2015	2014	2013
Net Income available for common stock (numerator, basic)	$13,214,821	$11,211,850	$11,091,007
Weighted average shares outstanding (denominator)	11,840,837	11,681,387	11,183,871
Income per common share - basic	$1.12	$0.96	$0.99
Net income	$13,214,821	$11,211,850	$11,091,007
Weighted average shares - diluted (denominator)	11,853,128	11,724,460	11,329,418
Income per common share - diluted	$1.11	$0.96	$0.98
Dilutive effect - average number of common shares	12,291	43,073	67,099
Dilutive effect - average number of convertible non-cumulative perpetual preferred, if converted	—	—	78,448
Dilutive effect - average number of shares	12,291	43,073	145,547
Share and per share amounts have been restated to include the 11 for 10 stock dividend announced October 22, 2015 and payable December 4, 2015. The dilutive effect of stock options is 12,291, 43,073 and 67,099 shares for 2015, 2014 and 2013 respectively. The dilutive effect of the conversion to common stock of our convertible non-cumulative perpetual preferred stock was 78,448 in 2013. There were no anti-dilutive options excluded from the dilutive earnings per share calculation in 2015, 2014 and 2013.
NOTE 20 – SEGMENT REPORTING
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
The mortgage banking segment's most significant revenue and expense is non-interest income and non-interest expense, respectively. Under the mortgage banking segment we have broken out "forward rate commitments and unrealized hedge gain (loss)" because these represent changes in our derivative position. Our derivative position is impacted by the number and dollar volume of loans locked with a borrower but not closed, changes in the market value of notional security sales, and the delivery method utilized for closed but not committed loans.
In the event of early payment default, mortgage banking services has recorded a reserve for loan repurchases which was $3,287,667 at December 31, 2015 and $3,013,396 at December 31, 2014, which is not a part of our loan loss reserve and is carried in other liabilities. This reserve is an estimate of the potential for losses at any given time based on investor contracts and are not an indication such loss will occur.
The Bank does not have other reportable operating segments. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. All inter-segment sales prices are market based.
Segment information for the years 2015, 2014 and 2013 is shown in the following table.
Selected Financial Information

Community Banking Segment
	Twelve Months Ended December 31,
Income:	2015	2014	2013
Interest income	$45,674,497	$41,252,559	$43,282,961
Non-interest income	5,535,631	4,639,228	4,697,595
Total operating income	51,210,128	45,891,787	47,980,556
Expenses:
Interest expense	(3,147,136)	(3,661,164)	(4,786,458)
Provision for loan losses	—	—	—
Personnel expense	(18,250,993)	(15,178,262)	(14,118,094)
Other non-interest expenses	(13,392,789)	(11,775,699)	(10,357,092)
Total operating expenses	(34,790,918)	(30,615,125)	(29,261,644)
Income before income taxes	16,419,210	15,276,662	18,718,912
Provision for income taxes	(5,947,629)	(5,530,091)	(6,449,951)
Less: Net income attributable to non-controlling interests	(62,957)	(29,287)	(47,305)
Net income attributable to community banking segment	$10,408,624	$9,717,284	$12,221,656

Mortgage Banking Segment
	Twelve Months Ended December 31,
Income:	2015	2014	2013
Interest income	$5,963,440	$4,866,818	$7,021,186
Non-interest income	78,891,711	60,613,538	65,184,676
Total operating income	84,855,151	65,480,356	72,205,862
Expenses:
Interest expense	(4,242,754)	(3,128,470)	(5,955,710)
Personnel expense	(57,829,528)	(42,980,683)	(48,339,087)
Other non-interest expenses	(18,698,351)	(17,440,014)	(18,096,545)
Total operating expenses	(80,770,633)	(63,549,167)	(72,391,342)
Net operating income	4,084,518	1,931,189	(185,480)
Forward rate commitments and hedge gain	486,700	721,277	—
Income before income taxes	4,571,218	2,652,466	(185,480)
Provision for income taxes	(1,655,859)	(960,182)	63,911
Less: Net income attributable to non-controlling interests	(128,830)	(197,718)	(1,009,080)
Net income (loss) attributable to mortgage banking segment	$2,786,529	$1,494,566	$(1,130,649)

Consolidated Statements of Income
	Twelve Months Ended December 31,
Income:	2015	2014	2013
Interest income	$47,395,183	$42,990,907	$44,348,437
Non-interest income	85,114,092	67,079,241	69,882,271
Total operating income	132,509,275	110,070,148	114,230,708
Expenses:
Interest expense	(3,147,136)	(3,661,164)	(4,786,458)
Provision for loan losses	—	—	—
Personnel expense	(76,344,608)	(58,889,631)	(62,457,181)
Other non-interest expenses	(32,027,103)	(29,590,225)	(28,453,637)
Total operating expenses	(111,518,847)	(92,141,020)	(95,697,276)
Income before income taxes	20,990,428	17,929,128	18,533,432
Provision for income taxes	(7,583,820)	(6,490,273)	(6,386,040)
Less: Net income attributable to non-controlling interests	(191,787)	(227,005)	(1,056,385)
Net income attributable to Monarch Financial Holdings, Inc.	$13,214,821	$11,211,850	$11,091,007

Elimination entries:
Interest income	(4,242,754)	(3,128,470)	(5,955,710)
Interest expense	4,242,754	3,128,470	5,955,710
Non-interest income	(686,750)	(1,825,475)	—
Personnel expense	264,087	730,686	—
Other non-interest expenses	(64,037)	374,512	—
Forward rate commitments and hedge gain	486,700	721,277	—

	Community Banking	Mortgage Banking	Elimination entries	Consolidated
Segment Assets
December 31, 2015	$996,432,802	$192,062,857	$(27,047,504)	$1,161,448,155
December 31, 2014	$915,521,105	$162,761,389	$(11,545,520)	$1,066,736,974
Capital Expenditures
December 31, 2015	$1,359,215	$424,271	$—	$1,783,486
December 31, 2014	$3,932,268	$352,505	$—	$4,284,773

NOTE 21 – CONDENSED PARENT COMPANY ONLY FINANCIAL INFORMATION
The condensed financial position as of December 31, 2015 and December 31, 2014 and the condensed results of operations and cash flows for Monarch Financial Holdings, Inc., parent company only, for the years ended December 31, 2015, 2014 and 2013 are presented below.

CONDENSED BALANCE SHEET

	December 31, 2015	December 31, 2014
ASSETS
Cash	$999,929	$76,549
Investment in Monarch Bank	126,632,039	117,444,721
Investment in Trust	310,000	310,000
Other assets	1,511	1,436
Total assets	$127,943,479	$117,832,706
LIABILITIES AND STOCKHOLDERS’ EQUITY
Floating rate subordinated debenture (trust preferred securities)	$10,310,000	$10,310,000
Valuation adjustment for trust preferred securities	—	—
Due to related parties	—	71,373
Other liabilities	—	—
Total stockholders’ equity	117,633,479	107,451,333
Total liabilities and stockholders’ equity	$127,943,479	$117,832,706
CONDENSED STATEMENT OF INCOME STATEMENT AND COMPREHENSIVE INCOME

	December 31, 2015	December 31, 2014	December 31, 2013
INCOME
Dividends from subsidiaries	$3,956,969	$3,710,806	$2,932,006
Dividend from non-bank subsidiary	5,923	5,773	5,906
Total income	3,962,892	3,716,579	2,937,912
EXPENSES
Interest on borrowings	196,994	422,017	552,548
Miscellaneous expense	—	14	2,500
Total expenses	196,994	422,031	555,048
INCOME BEFORE EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES	3,765,898	3,294,548	2,382,864
Equity in undistributed net income of subsidiaries	9,448,923	7,917,302	8,708,143
NET INCOME	$13,214,821	$11,211,850	$11,091,007
(1)Refer to the consolidated statements of comprehensive income for other comprehensive income details.

CONDENSED STATEMENTS OF CASH FLOWS

	December 31, 2015	December 31, 2014	December 31, 2013
Operating activities:
Net income	$13,214,821	$11,211,850	$11,091,007
Adjustments to reconcile net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(9,448,923)	(7,917,302)	(8,708,143)
Stock-based compensation	833,251	824,497	593,721
Changes in:
Other assets and other liabilities	135,800	(2,127,248)	3,209,616
Net cash from operating activities	4,734,949	1,991,797	6,186,201
Investing activities:
None noted	—	—	—
Net cash from investing activities	—	—	—
Financing activities:
Dividends paid on common stock	(3,765,897)	(3,294,562)	(2,440,096)
Cash in lieu of fractional shares on common stock dividend	(3,991)	—	(253)
Repurchase of common stock	(797,919)	—	—
Net (decrease) increase in short term borrowing	—	—	(5,000,000)
Proceeds from issuance of common stock	756,238	874,136	1,151,325
Net cash from financing activities	(3,811,569)	(2,420,426)	(6,289,024)
CHANGE IN CASH AND CASH EQUIVALENTS	923,380	(428,629)	(102,823)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	76,549	505,178	608,001
CASH AND CASH EQUIVALENTS AT END OF YEAR	$999,929	$76,549	$505,178

NOTE 22 - SUBSEQUENT EVENTS - COMMON STOCK DIVIDEND
On January 26, 2016 the Company announced that the Board of Monarch Financial Holdings, Inc., had approved a quarterly cash dividend of $0.09 per share for shareholders of record on February 12, 2016, payable on February 26, 2016. The total dollar value of this dividend was $1,069,282.

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
Management’s Report On Internal Control Over Financial Reporting is incorporated herein from Item 8. of this Form 10-K. Yount, Hyde & Barbour, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2015, as stated in their report which is included in this annual report on Form 10-K.
There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Item 9B.	Other Information.
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
DIRECTORS
The following biographical information discloses each director’s age, business experience in the past five years and the year each individual was first elected to the Board of Directors of the Company or previously to the Board of Directors of Monarch Bank, the predecessor to and now a wholly-owned subsidiary of the Company. In addition, this information includes the experience, qualifications, attributes, or skills that led to the conclusion that each of the Company’s directors should serve as a director at this time. Unless otherwise specified, each director has held his or her current position for at least five years.
Class I Directors, Whose Terms Will Expire in 2018
TAYLOR B. GRISSOM, 50, served as a director since Monarch Bank was founded in 1998. He is a native of Chesapeake, Virginia. He graduated from Great Bridge High School in 1983 and received a Bachelor of Arts in Business Administration from Virginia Wesleyan College in 1987, having served on their Alumni Advisory Council. Mr. Grissom served as President of State Line Sand, Inc. and was the managing partner in Higgerson Sand Company. He was a founder of VisuTel, Inc. and served as its Vice President. He is a member of Tidewater Builders Association where he currently serves as a Director. He is a founder of Blue Water Pools, Inc. and currently serves as the managing member. He is a partner in Davenport Land Management, Inc., a residential real estate development company located in Tidewater. Mr. Grissom brings value and insight into our business banking focus and the residential and commercial construction trades. These skills add great value as a board member and as a member of the Director's Loan Committee.
WILLIAM T. MORRISON, 53, joined Monarch Bank in May 2007 and was named Chief Executive Officer of Monarch Mortgage in August 2011, having previously served as Executive Vice President and Chief Operating Officer of Monarch Mortgage. Mr. Morrison is a resident of Virginia Beach, Virginia and he holds an undergraduate degree in Business Administration from Old Dominion University. He has approximately 30 years of banking experience and previously served at other local banks as Chief Operating Officer and Chief Credit Officer. Mr. Morrison’s civic and community activities include having served on the Old Dominion University Executive Advisory Council for the College of Business and Public Administration, Virginia Beach Community Service Board, the United Way Funds Distribution Committee, the Virginia Beach Youth Foundation, and the Virginia Beach Forum. Mr. Morrison’s experience, leadership, and skills in the financial and mortgage lending industries are critical in leading our mortgage division as well as his role in the many management teams and committees.
ELIZABETH T. PATTERSON, 67, and a native of Hampton Roads, has served as a director since the formation of Monarch Bank in 1998. A Certified Financial Planner (CFP), Beth is President of Waypoint Advisors, a family office specializing in wealth management, legacy and philanthropic services for families and foundations. She graduated Summa Cum Laude with a BS degree and an MBA from Old Dominion University where she also earned memberships in Phi Kappa Phi, Beta Gamma Sigma and Psi Chi National Honorary Fraternities. Beth’s current civic activities include Trustee of Chesapeake Bay Academy and Advisory Board Member of Horizons Hampton Roads. In addition, Beth serves on the Hampton Roads Leadership Council of the Chesapeake Bay Foundation, and the Advisory Board of Envest III, LLC, a private equity fund. Her past professional and civic activities are varied and numerous. She resides in Virginia Beach with her husband, Tom Bertrand. Ms. Patterson brings investment experience, analytical ability and leadership skills to her role as Director, as Chair of the Nominating and Corporate Governance Committee, and as a member of the Audit and Compliance Committee.
BRAD E. SCHWARTZ, 53, served as a director since he joined Monarch Bank in May 2004, and as a director of the Company since its formation in 2005. He was named Chief Executive Officer of the Monarch Bank in 2009 and Chief Executive Officer of the Company in 2010, having previously served as Executive Vice President and Chief Operating and Financial Officer; and Corporate Secretary. He is a resident of Virginia Beach Virginia. Mr. Schwartz has an undergraduate degree in Business Administration from Longwood University, a Masters of Business Administration from the University of Richmond’s Robins School of Business, and is a graduate of the American Bankers Association’s Stonier Graduate School of Banking at Georgetown University. Mr. Schwartz is also a certified public accountant. He has approximately 30 years of banking experience and has held past positions at other community banks as Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Chief Information Officer. Mr. Schwartz also served as a safety and soundness examiner for the

Virginia State Corporation Commission’s Bureau of Financial Institutions, the primary regulator of Virginia-chartered financial institutions. He recently served on the Board of Directors for the Federal Reserve Bank of Richmond, and currently serves on the board of the Virginia Bankers Association, and the Board of Visitors for Longwood University. Mr. Schwartz’s experience, leadership and skills in the financial services industry add value as the leader of our Executive Management team and as a Director. These skills add value as a leader and contributor to our committees, as a member of the Director’s Loan Committee, as well as his role in the many management teams and committees.
Class II Directors Whose Terms Will Expire in 2016
LAWTON H. BAKER, CPA, 72, Vice Chairman, has served as a director of the Company since Monarch Bank was founded in 1998. He is a resident of Portsmouth, Virginia. He has served as the President of Baker & McNiff, Certified Public Accountants and Business Consultants, P.C. in Virginia Beach since 1977. His firm provides accounting, financial planning and consulting services to businesses throughout the Hampton Roads area, and he has served as President of the Tidewater Chapter of Virginia Society of CPA’s. He serves as Vice President of FOCUS Asset Management Company, a registered investment advisory company in Virginia Beach, since January 1999. Mr. Baker has served on the Board for StoneBridge School in Chesapeake for 22 years, and is currently their Treasurer and Finance Committee Chairman. Mr. Baker has served on the Boards of Furmanite of America, Inc. in Virginia Beach, Foundation of American Christian Education in Chesapeake, as President of Big Brothers/Big Sisters of Tidewater, Kiwanis Club of Churchland, and as Treasurer of the Elizabeth Manor Golf and Country Club in Portsmouth. He is an active member at St. Andrews United Methodist Church, and has served on the church council as a Sunday school teacher and as Finance Committee Chair. Mr. Baker provides accounting and auditing experience, as well as investment and business advisory skills which are critical for Monarch. He currently uses these skills as Vice Chairman of our Board of Directors, Chairman of our Audit and Compliance Committee, member of the Compensation Committee, and as a past member of the Board of Directors’ Loan Committee.
JEFFREY F. BENSON, 54, Chairman, has served as a director of the Company since Monarch Bank was founded in 1998 and as Chairman of the Company since 2006. He resides in Chesapeake, Virginia. For over twenty-five years, he has served as a partner of the Overton Family Partnership and their related companies. Mr. Benson’s companies are involved in the development and management of commercial real estate, residential development and construction, as well as office and industrial development. Mr. Benson is very active in local youth activities. He attends River Oak Church where he currently serves as a Trustee. Mr. Benson also serves on the Board of Young Life Chesapeake and on the Board of Directors at Liberty University. Mr. Benson’s involvement in the residential and commercial real estate markets adds great value and insight to the Company. His qualifications are utilized in his role as Chairman of the Board of Directors, Chairman of the Director’s Loan Committee and as a member of the Compensation Committee.
VIRGINIA S. CROSS, 58, has served as a Director since November 2010. She was a member of the Bank’s Virginia Beach Advisory Board of Directors since it was formed in 2002, and served as the chairperson of that board for four years. She is a resident of Virginia Beach, Virginia. Mrs. Cross served as the President/Broker/Owner of Progressive Realty, a real estate firm representing some of the top builders in the local market area with a sales force of over 70 and two office locations (Virginia Beach and Cape Charles on the Eastern Shore), before selling the company in 2004. More recently, Mrs. Cross has formed a development company and serves as a partner in Atlantic Land and Development Company. She still serves as a real estate marketing consultant for Ashdon Builders, is a partner and involved with the management of commercial real estate, and is the President of Surety Title. She has been an active member of the community, serving as vice chair of the regional board of the Hampton Roads Chamber of Commerce and chair of the Virginia Beach Division of the Hampton Roads Chamber of Commerce. Mrs. Cross also served on the Virginia Beach Educational Foundation Board and was a founding member of the 500-Year Forest Foundation. Cross was honored with the ‘Outstanding Professional Woman of Hampton Roads’ award given for her outstanding achievements, leadership and integrity. She is a member of Trinity Church in Virginia Beach. Mrs. Cross’s experience and involvement in the real estate brokerage and building community provides insight into our real estate, residential construction, and mortgage lending areas, as well as the community. Her skills add great value as a board member and as a member of the Audit and Compliance Committee.
ROBERT M. “BOB” OMAN, 61, has served as a director of the Company since Monarch Bank was founded in 1998. He is a Chesapeake, Virginia native and has served as the President of Oman Funeral Homes, Inc. since 1985; he also serves as President of Hampton Roads Crematory, Simply Cremation, Inc., O & O Properties and Oman Insurance Agency. Mr. Oman currently is President of the Virginia State Funeral Directors Association where he also serves as Chairman of its Legislative Committee; Mr. Oman has the distinct honor of having been named a recipient of “Virginia’s Outstanding Funeral Director of the Year” by the Virginia Funeral Directors Association; he is a former member and Past-President of the Virginia State Board of Funeral Directors and Embalmers and is a guest lecturer and instructor at Old Dominion University, Tidewater Community College, and the Chesapeake Public School System. Mr. Oman is a former four-term Chairman and currently serves as the senior member and Chairman of the Chesapeake Hospital Authority which governs Chesapeake Regional Medical Center. He is a former President of the Tidewater Funeral Directors Association and is past president and member of the board of the Chesapeake Hospice Council. He currently serves as a member of the Board of Deacons at Great Bridge Baptist Church and is

a Past President of the Chesapeake East Camp of Gideon’s International. As a small business owner and native of our headquarters city, Mr. Oman brings value and insight into our business banking focus as well as the community. These skills add great value as a board member and as a member of the Director’s Loan Committee.
Class III Directors Whose Terms Will Expire in 2017
JOE P. COVINGTON, JR., 65, has served as a director since 2005. He resides in Norfolk, Virginia. Mr. Covington is the Chairman of Covington & Associates Realtors, Inc. and Covington Contracting, Inc. He has been actively involved in the real estate field since 1977. Covington & Associates is a full service real estate company which handles the brokerage of properties and through its property management division, oversees many of the projects developed by Covington Contracting. Covington Contracting has developed both single-family and multi-family projects since it was formed in 1981, and now primarily focuses on the building and renovation of custom homes in Virginia Beach, Norfolk, and Suffolk. He has served on numerous boards and organizations in the Tidewater area including the Tidewater Builders Association, Kiwanis Club of Ghent, East Carolina University Foundation Board of Directors, Downtown Norfolk YMCA, Tidewater March of Dimes, and the City of Norfolk Real Estate Appeals Board, where he served as Chairman. A native of Edenton, North Carolina, Mr. Covington graduated from East Carolina University with a B.S. Degree in social work. Mr. Covington’s involvement in the residential and multi-family real estate markets adds great value and insight to the Company. His qualifications are utilized in his role as a board member, as a member of the Director’s Loan Committee, and as a member of the Compensation Committee.
E. NEAL CRAWFORD, JR., 53, has served as a director of the Company since January 2008 and joined the company in 2003. He is a resident of Norfolk, Virginia and was named President of Monarch Bank in 2009 and the Company in 2010, having previously served as Norfolk Regional President. He has worked in the banking industry for over 25 years and prior to joining Monarch he was President of Norfolk Capital, LLC, a commercial mortgage brokerage company in Norfolk. He also served as Senior Vice President and Community President-Norfolk for a large regional banking company. Mr. Crawford’s civic and community activities include serving as treasurer for the East Carolina University Alumni Foundation, serving on the board of visitors of East Carolina University, serving on the Board and Executive Committee of the Greater Norfolk Company, and serving on the Boards of Virginia Beach Vision, Visit Norfolk, and Retail Alliance. Mr. Crawford is a member of First Presbyterian Church in Norfolk. He is a 1985 graduate of East Carolina University with a degree in finance and is a graduate of the American Bankers Association’s Stonier Graduate School of Banking at the University of Pennsylvania. Mr. Crawford’s experience, leadership and skills in the banking field add value as a member of our Executive Management team and as a Director. These skills are critical as the leader of our banking sales teams, as a member of the board and Director’s Loan Committee, as well as his role in the many management teams and committees.
DWIGHT C. SCHAUBACH, 73, has served as a director since 2005. He resides in Suffolk, Virginia. Mr. Schaubach is currently Chief Executive Officer of Bay Disposal and Recycling, a waste management and recycling business, and President of Johns Brothers Security, Inc., a security system installation and monitoring company. As both an owner of several small and medium sized businesses and an entrepreneur, Mr. Schaubach brings value and insight into our business banking focus as well as the community. These skills add great value as a board member and as the Chairman of the Compensation Committee.
There are no current arrangements between any director and any other person pursuant to which the director was selected to serve. No family relationships exist among any of the directors or between any of the directors and executive officers of the Company. None of the directors are directors of other publicly-traded companies, or have been within the last five years.
NON-DIRECTOR EXECUTIVE OFFICERS (INCLUDING NAMED EXECUTIVE OFFICERS)
The following individuals are executive officers of the Company who are not also directors. This list excludes Executive Officers Schwartz, Crawford, and Morrison, who all serve as directors. Unless otherwise specified, each officer has held their current position for at least five years.

Name	Principal Occupation	Age	Since
Denys J. Diaz	Executive Vice President, Chief Information Officer.	49	2011

Lynette P. Harris	Executive Vice President, Chief Financial Officer and Secretary of the Company since 2010.	58	2004

Andrew N. Lock	Executive Vice-President & Chief Risk Officer since 2011. Previously served as Executive Vice President and Chief Credit Officer for Monarch Bank.	52	2005
Audit Committee
The Board of Directors has established a standing Audit Committee composed of Mr. Baker (Chairmen), Mrs. Cross and Mrs. Patterson. Mr. Baker has been designated as an "audit committee financial expert" as advised by applicable SEC rules.
Code of Ethics

The Audit and Compliance Committee of the Board of Directors has approved a Code of Business Conduct and Ethics for directors, officers and all employees of the Company and its subsidiaries, and an addendum to the Code of Ethics applicable to select Executive Officers including the Chief Executive Officer, Chief Financial Officer and other principal financial officers. The Code addresses such topics as protection and proper use of Company assets, compliance with applicable laws and regulations, accuracy and preservation of records, accounting and financial reporting and conflicts of interest. Requests for a copy of the Company’s Code of Ethics may be sent to lharris@monarchbank.com or by visiting the Company’s website at www.monarchbank.com/about-us/investor-relations/.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers and any persons who own more than 10% of the outstanding shares of Common Stock to file with the Securities and Exchange Commission (“SEC”) reports of ownership and changes in ownership of Common Stock. Directors and executive officers are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on a review of the copies of such forms furnished to the Company, the Company believes that all reporting requirements, under Section 16(a) for 2015 were met in a timely manner by its directors, officers and greater than 10% beneficial owners.

Item 11.	Executive Compensation.
COMPENSATION DISCUSSION AND ANALYSIS
Compensation Philosophy and General Objectives
The overall objective of the Company’s various compensation programs is to attract and retain skilled personnel. The Company believes the attraction and retention of skilled professionals has been the single most important contributing factor to the Company’s success. The Company recruits for and places high performance expectations upon its personnel. In order to attract highly skilled personnel, the Company aims to provide attractive compensation plans that allow top performing personnel to be well compensated when compared to local and peer bank competitors.
The Compensation Committee periodically assesses the overall compensation provided to its employees, executives and directors against a variety of benchmarks to provide points of reference. The Compensation Committee examines compensation composites of publicly traded banking companies in the company’s primary trade area and for similar companies in the mid-Atlantic region. The Compensation Committee examines and considers not only the absolute value of each element of compensation and the total compensation, but also the allocation of each element within the total. The Compensation Committee does not rely upon any single source or formula to explicitly benchmark and determine the pay of its employees and executives.
Although only an advisory vote, the Compensation Committee and Board of Directors also considered the results of the most recent shareholder advisory vote on executive compensation that occurred at the 2015 Annual Meeting of Shareholders. Approximately 99% of the shareholder votes cast were FOR approval of the compensation of the Company’s named executive officers as disclosed in the 2015 Proxy Statement. In consideration of affirmative shareholder approval as well as other factors addressed in this discussion, the Compensation Committee and Board of Directors have maintained the same compensation program for the Company’s executives, which it believes to be appropriate under its philosophy of aligning the interests of the executives with the interests of its shareholders.
For this discussion, compensation benefits may be characterized as current compensation and long-term compensation. The Company’s current compensation is designed to provide employees with current cash compensation that is viewed favorably and competitively by the employee. Examples of current compensation are base salaries and cash bonuses. Long-term compensation benefits are designed to provide each employee with the opportunity to create long-term wealth and financial security. Examples of long-term compensation include stock awards and retirement plan contributions. Select long-term compensation benefits also serve to align the employee’s long-term interests with those of the Company’s shareholders.
Compensation of executive officers is based upon the Compensation Committee’s review of the performance and qualifications of each executive in the context of the business environment, defined job responsibilities, and goals and objectives. Total compensation of each executive is comprised of base salary and performance-based compensation consisting of cash bonuses, scheduled and variable contributions to retirement savings, and stock awards. In addition, each executive is entitled to participate in all other Company-provided benefits such as health and life insurance coverage and the retirement savings plan. The basic compensation arrangement, as well as other covenants and terms designed to protect and benefit the interests of both parties, may be set forth in employment contracts.
Under the terms of the merger agreement with Towne, the Company may not, without prior written consent of Towne, make certain adjustments to its compensation policies and practices.

Compensation Programs as They Relate to Risk Management
The Compensation Committee and Board review compensation in December of each year and believe the Company’s compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company, do not encourage imprudent risk-taking behavior, and are consistent with maintaining the organization’s safety and soundness. The business of banking and the delivery of financial services involves a high degree of risk, and risk management is an integral ingredient to a successful enterprise in this industry. The Company places a priority on fundamental building blocks to guard against excessive risk taking as follows: 1) Comprehensive Board approved policies and procedures are in place that define risk limits, approval authorities, exception processes and reporting thereof; 2) An effective audit program is in place that includes an enterprise-wide risk management assessment, monitoring and testing program; and 3) Employees and management are held to standards of personal and professional conduct and standards with respect to industry sanctions or investigations, adverse personal financial circumstances, credit, issues with creditors or criminal backgrounds.
The Company does not have any compensation arrangements whereby any individual at any level has direct or individual authority over policy decisions that directly enriches their income. There are enhanced quality control and oversight that monitor the quality and performance of business generated by such individuals to guard against potential abuse of such programs.
Committee and Board Process
The Compensation Committee of the Company’s Board of Directors is responsible for recommending and administering compensation of the Company’s executive officers, including the named executive officers, and directors. The Committee is comprised of non-employee “independent” directors; as such terms are defined by the SEC and the Nasdaq listing standards. The Committee operates pursuant to a written charter adopted by the Board of Directors. The Committee reviews and reassesses this charter annually and recommends any changes to the Board of Directors for approval.
The Committee historically has not used the services of a compensation consultant with respect to executive and/or director compensation matters, and did not use consultants in 2015 to establish compensation committee practices. The company last used consultants for peer compensation reviews in 2013.
The Compensation Committee monitors the compensation environment by reviewing information from time to time from peers and other industry sources. The CEO prepares data for each executive officer, and with that, the Committee commences its work to prepare for cash and deferred bonus awards, salary adjustments, and stock grants in the fourth quarter of each year. With the assistance of the CEO, the Committee reviews the recommendation for each named executive officer, and independently determines the compensation components for the CEO.
The Company pays an annual cash bonus available to the named executives based on performance. In 2015 cash bonus levels, variable retirement contributions to a deferred compensation account, and the awarding of stock grants for executive officers were determined by the Compensation Committee based on the Company exceeding financial performance goals and meeting its overall strategic objectives. In 2015 the Committee recommended no base salary increases for the named executive officers for 2016.
The committee has determined it was in the best interest of the Company to enter into management contracts with the named executive officers. The most recent version of these contracts guarantees certain levels of compensation for the executives, and in return all have agreed to non-competition and non-solicitation provisions should they leave the company. All of these contracts supersede their previous contracts. See “Employment Agreements” and “Severance and Change in Control Benefits” for further discussion.
The Company’s policy on the tax deductibility of compensation for the named executive officers is to maximize the deductibility, to the extent possible, while preserving the Company’s flexibility to maintain a competitive compensation program. The Company expects all executive compensation paid or awarded during 2015 to be fully deductible.
The Company presently utilizes the following elements of compensation that are discussed generally and specifically as it relates to its named executive officers. With respect to base salary increases and awards of stock, which are granted at the discretion of the Board, the Committee subjectively evaluates the factors in their totality and does not employ a formula which predetermines the relative weighting of the factors.

Base Salaries
As the practice is customary in the financial services industry, the Company chooses to pay base salaries on regular intervals to reward employees for their qualifications and the discharge of duties in tending to the daily affairs of the Company. The Company expects base salaries to provide its employees with adequate cash flow to afford a lifestyle commensurate with their professional status and accomplishments. Certain sales personnel receive commissions as their primary compensation in lieu of salaries in order to reward successful sales efforts. The Company determines base salaries within the framework of general practices within the industry and considers individual duties and responsibilities in making salary determinations. Salary adjustments are made from time to time to reward performance against periodic goals and expanding the scope of activity and responsibility. Base salaries are the most important element of compensation as many other elements discussed in this Compensation Discussion and Analysis are determined based upon the underlying base salary of the employee or executive.
For officers and employees other than the named executive officers, salaries are administered under policies and guidelines set forth by management that are deemed reasonable for the nature of each employee’s responsibility, business conditions, skills, and performance. Generally, all employees receive a competitive base salary commensurate with their skills, experience and responsibilities.
The evaluation criteria for named executive officer base salary adjustments are substantially similar to and reviewed at the same time as the performance factors described under the Cash Bonuses and Non-Equity Incentive Payments section that follows.
Cash Bonuses and Non-Equity Incentive Payments
The Company’s practice is to award cash bonuses to its officers and other select employees based upon satisfaction of performance objectives during the preceding year. This practice is designed to encourage executives and employees to reach and exceed financial and non-financial goals in the continuing development of the Company’s business. The Company pays this compensation element to motivate performance that advances the ongoing interests of its shareholders.
With respect to cash bonuses, the named executive officers of the Company (other than the CEO of the Mortgage division) are primarily evaluated based upon the overall profitability and performance of the Company. In 2015 the following measures were utilized: targeted net income, targeted net interest margin, asset quality, closed mortgage loans, growth of investment assets under management, net loans held for investment growth, net core deposit growth, and net demand deposit growth. These eight financial targets, along with subjective evaluations of the company and officers contributions, are utilized to determine if any cash bonuses are available for payout, and at what level, at the full discretion of the Compensation Committee.

Category	Below Target	Target	Exceptional
Net income	< $12,000,000	> $12,000,000	>12,600,000
Net interest margin	< 4.00%	> 4.00%	> 4.25%
Asset quality / Non-performing assets	>1.0%	<1.0% > 0.5%	< 0.5%
Mortgage loans closed	< $1.5 billion	> $1.5 billion	> $1.65 billion
Assets under management	< $275 million	> $275 million	> $300 million
Net loans held for investment growth	< $50,000,000	> $50,000,000	> $60,000,000
Net core deposit growth	< $40,000,000	> $40,000,000	> $50,000,000
Net core demand deposit growth	< $20,000,000	> $20,000,000	> $24,000,000
The employment agreement of the Chief Executive Officer provides that he is eligible to receive an annual cash bonus based upon a performance evaluation by the Board of Directors and in an amount determined in the discretion of the Compensation Committee. Based upon the Committee’s evaluation of 2015 performance, Mr. Schwartz was awarded a cash bonus of $175,000 and a $50,000 contribution to the Company’s non-qualified deferred compensation plan for a total of $225,000. His bonus recognized his contributions on achieving Company financial performance, as well as his performance at a subjective level. The cash bonus was paid in December 2015 and the deferred compensation was paid in January 2016.
The employment agreement of the President provides that he is eligible to receive an annual cash bonus based upon a performance evaluation by the Chief Executive Officer and in an amount determined at the discretion of the Compensation Committee with a recommendation from the Chief Executive Officer. For 2015 performance, Mr. Crawford was awarded a cash bonus of $175,000 and a $40,000 contribution to a non-qualified deferred compensation plan for a total of $215,000. His bonus recognized his performance in achieving Company financial performance as well as his performance in positive loan and core deposit growth. The cash bonus was paid in December 2015 and the deferred compensation was paid in January 2016.
The employment agreement of the Mortgage division CEO provides that he is eligible to receive quarterly non-equity incentive plan compensation payments based on mortgage division profitability. His contract stipulates he receives ten percent of the overall pre-tax operating profitability, including the net interest income earnings on loans held for sale, and ten percent of pre-tax net income of mortgage division title and closing income of subsidiary Real Estate Security Agency, LLC. Based upon the employment agreement formula for 2015 performance, Mr. Morrison was awarded non-equity incentive plan compensation payments of $966,371. Quarterly payments were made in April, July, and October of 2015, and in January of 2016.
The employment agreement of the Executive Vice President & Chief Risk Officer provides that he is eligible to receive an annual cash bonus based upon a performance evaluation by the Chief Executive Officer and in an amount determined at the discretion of the Compensation Committee with a recommendation from the Chief Executive Officer. For 2015 performance, Mr. Lock was awarded a cash bonus of $90,000 and a $25,000 cash contribution to a non-qualified deferred compensation plan for a total of $105,000. Mr. Lock’s bonus recognized his performance contributing to the Company’s financial performance as well as his performance in the areas of enterprise risk management, asset quality management, and regulatory and compliance oversight. The bonus was paid in December 2015.
The employment agreement of the Executive Vice President & Chief Financial Officer provides that she is eligible to receive an annual cash bonus based upon a performance evaluation by the Chief Executive Officer and in an amount determined at the discretion of the Compensation Committee with a recommendation from the Chief Executive Officer. For 2015 performance, Ms. Harris was awarded a cash bonus of $75,000 and a $20,000 cash contribution to a non-qualified deferred compensation plan for a total of $95,000. Ms. Harris’ bonus recognized her performance contributing to the Company’s financial performance as well as her performance related to financial management and reporting effectiveness. The bonus was paid in December 2015.
The cash bonuses, deferred compensation payments, and non-equity incentive plan compensation payments as described above are also reported in the Summary Compensation Table under the columns “Bonus” and ”Non-Equity Incentive Plan Compensation”, and “Change in Pension Value Nonqualified Deferred Compensation Earnings”.
Stock Awards
In May 2014 the shareholders of the Company approved the Monarch Financial Holdings, Inc. 2014 Equity Incentive Plan (the “Incentive Plan”). The purpose of the Incentive Plan is to promote the interest of the Company and its shareholders by enabling the Company to recruit, reward and retain employees and outside directors. The Incentive Plan is administered and interpreted by the Board, unless the Board chooses to delegate its administration duties to a committee of the Board composed solely of two or more Non-Employee Directors as “Non-Employee” director is defined in Rule 16b-3 under the Securities Exchange Act of 1934. The number of shares of Common Stock that are subject to award under the Incentive Plan may not exceed a currently adjusted initial 1,327,653 shares of the issued and outstanding Common Stock, to be adjusted for any additional future stock dividends, splits or issuances. In administering the Incentive Plan to employees, the Board has the authority to determine the terms and conditions upon which awards may be made and exercised, to construe and interpret the Incentive Plan and to make all determinations and actions with respect to all awards under the plan. This Incentive Plan succeeded the 2006 Equity Incentive Plan.
The Company makes restricted stock awards to select officers and employees, typically in early December of each year. The objective of the stock awards is to provide long-term compensation that aligns the officers’ and employees’ interests with those of the shareholders in building share value. The Company has chosen to pay this element of compensation as it finds it desirable for its employees to build ownership and wealth due to the favorable performance of the Company’s stock in the future. Furthermore, this long-term benefit helps the Company attract and retain high caliber professionals.
 The following is a summary of the restricted stock awards made to each named executive officer for the year ended December 31, 2015.

Grant of Plan-Based Awards
Fiscal Year 2015
Named Executive	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Brad E. Schwartz	12/8/2015	5,000	$63,950
E. Neal Crawford, Jr.	12/8/2015	4,000	$51,160
William T. Morrison	12/8/2015	4,000	$51,160
Andrew N. Lock	12/8/2015	2,000	$25,580
Lynette P. Harris	12/8/2015	2,000	$25,580

(1) Based on stock closing price of $12.79 as of date of grant. All grants vest five years from date of grant.

Stock awards for officers and select employees other than the named executive officers are administered in a similar manner. The terms are generally the same. The non-executive officer and employee awards are directed towards line personnel and other key support positions. Awards are predicated upon the employee’s specific performance for the prior year just ended, as well as the overall Company performance compared against set goals.
Pension and Retirement Benefits
The Company implemented a Supplemental Executive Retirement Plan in 2006 to provide supplemental payments upon the retirement at age 65 of each named executive. The Company also implemented a non-qualified deferred compensation program in 2014.
Mr. Schwartz has two supplemental executive retirement plans. The initial 2006 plan provides payments of $30,000 per year for 10 years beginning at age 65, with vesting in the plan occurring at 10% per year for 10 years. The initial plan was 100% vested as of December 31, 2015. The second plan, signed in December 2010 and effective January 1, 2011, provides an additional payment of $70,000 per year for 10 years beginning at age 65, with vesting in the plan occurring one-third in five years, two-thirds in ten years, and full vesting occurring in fifteen years from January 1, 2011. The second plan was 33% vested as of 12/31/2015. Mr. Schwartz is also a participant in the 2014 non-qualified deferred compensation program.
Mr. Crawford has two supplemental executive retirement plans. The initial 2006 plan provides payments of $30,000 per year for 10 years beginning at age 65, with vesting in the plan occurring at 10% per year for 10 years. The initial plan was 90% vested as of 12/31/2014. The second plan, signed in December 2010 and effective January 1, 2011, provides an additional payment of $70,000 per year for 10 years beginning at age 65, with vesting in the plan occurring one-third in five years, two-thirds in ten years, and full vesting occurring in fifteen years from January 1, 2011. The second plan was 33% vested as of 12/31/2015. Mr. Crawford is also a participant in the 2014 non-qualified deferred compensation program.
Mr. Morrison has two supplemental executive retirement plans. The initial 2008 plan provides payments of $30,000 per year for 10 years beginning at age 65, with vesting in the plan occurring at 10% per year for 10 years. The initial plan was 70% vested as of 12/31/2015. The second plan, signed in December 2010 and effective January 1, 2011, provides an additional payment of $45,000 per year for 10 years beginning at age 65, with vesting in the plan occurring one-third in five years, two-thirds in ten years, and full vesting occurring in fifteen years from January 1, 2011. The second plan was 33% vested as of 12/31/2015. Mr. Morrison is also a participant in the 2014 non-qualified deferred compensation program.
Mr. Lock has two supplemental executive retirement plans. The initial 2006 plan provides payments of $30,000 per year for 10 years beginning at age 65, with vesting in the plan occurring at 10% per year for 10 years. The initial plan was 90% vested as of 12/31/2014. The second plan, signed in December 2010 and effective January 1, 2011, provides an additional payment of $30,000 per year for 10 years beginning at age 65, with vesting in the plan occurring one-third in five years, two-thirds in ten years, and full vesting occurring in fifteen years from January 1, 2011. The second plan was 33% vested as of 12/31/2015. Mr. Lock is also a participant in the 2014 non-qualified deferred compensation program.
Mrs. Harris has a supplemental executive retirement plan. The plan, signed in December 2010 and effective January 1, 2011, provides payments of $50,000 per year for 10 years beginning at age 65, with vesting in the plan occurring one-third in five years, two-thirds in ten years, and full vesting occurring in fifteen years from January 1, 2011. The plan was 33% vested as of 12/31/2015. Mrs. Harris is also a participant in the 2014 non-qualified deferred compensation program.
Each Supplemental Executive Retirement Plan fully vests upon a change in control of the Company based on the current present value of benefits to be received at retirement. The Supplemental Executive Retirement Plan assumes each participant retires at age 65, and uses a 4.35% discount rate and a 34% tax rate in the assumptions used to accrue for the eventual payments.
In 2014 the Company implemented a non-qualified deferred compensation program that differs from the previous Supplemental Executive Retirement Plan. The new plan, administered by a third-party under a trust agreement, allows both the employee and the employer to contribute funds to provide for a deferred tax long-term benefit. This benefit allows the employee to designate a portion of any salary, bonus income, restricted stock, or non-equity incentive payments to this plan, yet does not commit the Company to guaranteed payments to fund this benefit. Contributions in any year do not represent the continued commitment by the Company to provide future contributions, which provides greater flexibility and shareholder alignment when compared to the previous Supplemental Executive Retirement Plans. Participants are encouraged to defer a portion of their cash compensation to this plan with no commitment by the company to match any funds contributed.
Changes in Nonqualified Deferred Compensation
The following table shows the changes in the balance of the named executive officers’ nonqualified deferred income plans during 2015:

Nonqualified Deferred Compensation Fiscal Year 2015
Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Brad E. Schwartz	$84,612	$385,043	$35,499	$—	$505,154
E. Neal Crawford, Jr.	109,612	360,043	33,964	—	503,619
William T. Morrison	96,637	204,784	(2,324)	—	299,097
Andrew N. Lock	74,767	241,633	19,061	—	335,461
Lynette P. Harris	50,767	171,586	18,566	—	240,919

Employment Agreements
The Company does not have any employment agreements with its executives. All executive officer employment agreements are with Monarch Bank (Bank), our wholly-owned subsidiary, which are described below.
On December 31, 2010, the Bank entered into an Employment Agreement with Mr. Schwartz (the “Schwartz Employment Agreement”), pursuant to which Mr. Schwartz serves as Chief Executive Officer of the Company and the Bank. The Schwartz Employment Agreement, which had an initial term of two years, provides that it will be renewed for two year successive periods unless the Bank gives notice at least twelve months prior to the expiration of the agreement. It was renewed for an additional two year period on December 31, 2015. During the term of the Schwartz Employment Agreement, Mr. Schwartz’s base salary must be at least his salary in effect each year prior. Mr. Schwartz will be entitled to annual cash bonuses and stock-based awards in such amounts as may be determined by the Board of Directors and in accordance with the terms and conditions of the applicable management incentive plans adopted by the Board of Directors of the Bank. He will also be entitled to participate in other benefit plans and programs for which he is or will be eligible. Under the Schwartz Employment Agreement, Mr. Schwartz is eligible to receive an automobile or automobile allowance and reimbursement for certain expenses. Mr. Schwartz will be subject to repayment, or “claw back,” rights that allow the Bank or Company to require repayment of incentive compensation attributable to material noncompliance with financial reporting requirements that result in a restatement. The Company may terminate Mr. Schwartz’s employment at any time for “Cause” (as defined in the Schwartz Employment Agreement), with a 2/3 vote of the Company’s Board of Directors, without incurring any additional obligations to him. If the Bank terminates Mr. Schwartz’s employment without Cause (which also requires a 2/3 vote of the Company’s Board of Directors) he will be entitled to twelve months of continuation of his salary and twelve months of the Company’s then-current contribution to its welfare plan benefits in the Company’s health and welfare plans plus any vested benefits. If Mr. Schwartz terminates his employment for any reason other than disability or retirement he will be entitled to twelve months of continuation of his salary and twelve months of the Company’s then-current contribution to its group health plan plus any vested benefits. On retirement (defined as a departure at or after the age of 65) Mr. Schwartz shall not be entitled to any further compensation or benefits pursuant to the Schwartz Employment Agreement. Upon the termination of his employment, Mr. Schwartz will be subject to certain noncompetition and non-solicitation restrictions unless termination results from a non-renewal of the term of the Schwartz Employment Agreement.
On December 31, 2010, the Bank entered into an Employment Agreement with Mr. Crawford (the “Crawford Employment Agreement”), pursuant to which Mr. Crawford serves as Executive Vice President of the Company and President of the Bank. The Crawford Employment Agreement, which had an initial term of two years, provides that it will be renewed for two year successive periods unless the Bank gives notice at least twelve months prior to the expiration of the agreement. It was renewed for an additional two year period on December 31, 2015. During the term of the Crawford Employment Agreement, Mr. Crawford’s base salary must be at least his salary in effect each year prior. Mr. Crawford will be entitled to annual cash bonuses and stock-based awards in such amounts as may be determined by the Board of Directors and in accordance with the terms and conditions of the applicable management incentive plans adopted by the Board of Directors of the Bank. He will also be entitled to participate in other benefit plans and programs for which he is or will be eligible. Under the Crawford Employment Agreement, Mr. Crawford is eligible to receive an automobile or automobile allowance and reimbursement for certain expenses. Mr. Crawford will be subject to repayment, or “claw back,” rights that allow the Bank or Company to require repayment of incentive compensation attributable to material noncompliance with financial reporting requirements that result in a restatement. The Company may terminate Mr. Crawford’s employment at any time for “Cause” (as defined in the Crawford Employment Agreement), with a 2/3 vote of the Company’s Board of Directors, without incurring any additional obligations to him. If the Bank terminates Mr. Crawford’s employment without Cause (which also requires a 2/3 vote of the Company’s Board of Directors) he will be entitled to twelve months of continuation of his salary and twelve months of the Company’s then-current contribution to its welfare plan benefits in the Company’s health and welfare plans plus any vested benefits. If Mr. Crawford terminates his employment for any reason other than disability or retirement he will be entitled to twelve months of continuation of his salary and twelve months of the Company’s then-current contribution to its group health plan plus any vested benefits. On retirement (defined as a departure at or after the age of 65) Mr. Crawford shall not be entitled to any further compensation or benefits pursuant to the Crawford Employment Agreement. Upon the termination of his employment, Mr. Crawford will be subject to certain noncompetition and non-solicitation restrictions unless termination results from a non-renewal of the term of the Crawford Employment Agreement.
On February 5, 2015, the Bank entered into a new Employment Agreement with Mr. Morrison. The Morrison Employment Agreement, which has an initial term of two years, provides that it will be renewed for two year successive periods unless the Bank gives notice at least twelve months prior to the expiration of the agreement. During the term of the Agreement, Mr. Morrison’s base salary must be at least his salary in effect each year prior. Mr. Morrison is entitled to certain incentive compensation payments. Each quarter he shall control a bonus pool equal to twenty percent of the quarterly pre-tax profit of Monarch Mortgage. Mr. Morrison shall distribute such pool among the officers of Monarch Mortgage, including himself, subject to the approval of the Company’s Chief Executive Officer. Mr. Morrison is also entitled to participate in benefit plans and programs for which he is or will be eligible. Mr. Morrison is eligible to receive an automobile or automobile allowance and reimbursement for certain expenses. Mr. Morrison will be subject to repayment, or “claw back,” rights that allow the Bank or Company to require repayment of incentive compensation attributable to material noncompliance with financial reporting requirements that result in a restatement. The Bank may terminate Mr. Morrison’s employment at any time for “Cause” as defined in the Morrison Employment Agreement, with a 2/3 vote of the Company’s Board of Directors, without incurring any additional obligations to him. If the Bank terminates Mr. Morrison’s employment without Cause, which also requires a 2/3 vote of the Company’s Board of Directors, he will be entitled to twelve months of continuation of his salary and twelve months of the Company’s then-current contribution to its welfare plan benefits in the Company’s health and welfare plans plus any vested benefits. If Mr. Morrison terminates his employment for any reason other than disability or retirement he will be entitled to twelve months of continuation of his salary and twelve months of the Bank’s then-current contribution to its group health plan plus any vested benefits. On retirement (defined as a departure at or after the age of 65) Mr. Morrison shall not be entitled to any further compensation or benefits. Upon the termination of his employment, Mr. Morrison will be subject to certain noncompetition and nonsolicitation restrictions unless termination results from a non-renewal of the term of the Agreement.
On May 28, 2014, the Bank entered into an Employment Agreement with Mr. Lock. The Lock Employment Agreement, which has an initial term of two years, provides that it will be renewed for two year successive periods unless the Bank gives notice at least twelve months prior to the expiration of the agreement. It was renewed for an additional two year period on May 28, 2015. During the term of the Agreement, Mr. Lock’s base salary must be at least his salary in effect as of May 28, 2014. Mr. Lock is also entitled to participate in benefit plans and programs for which he is or will be eligible. Mr. Lock is eligible to receive an automobile allowance and reimbursement for certain expenses. Mr. Lock will be subject to repayment, or “claw back,” rights that allow the Bank or Company to require repayment of incentive compensation attributable to material noncompliance with financial reporting requirements that result in a restatement. The Bank may terminate Mr. Lock’s employment at any time for “Cause” as defined in the Morrison Employment Agreement, with a 2/3 vote of the Company’s Board of Directors, without incurring any additional obligations to him. If the Bank terminates Mr. Lock’s employment without Cause, which also requires a 2/3 vote of the Company’s Board of Directors, he will be entitled to twelve months of continuation of his salary and twelve months of the Company’s then-current contribution to its welfare plan benefits in the Company’s health and welfare plans plus any vested benefits. If Mr. Lock terminates his employment for any reason other than disability or retirement he will be entitled to twelve months of continuation of his salary and twelve months of the Bank’s then-current contribution to its group health plan plus any vested benefits. On retirement (defined as a departure at or after the age of 65) Mr. Lock shall not be entitled to any further compensation or benefits. Upon the termination of his employment, Mr. Lock will be subject to certain noncompetition and nonsolicitation restrictions unless termination results from a non-renewal of the term of the Agreement.
On December 31, 2010, the Bank entered into an Employment Agreement with Mrs. Harris (the “Harris Employment Agreement”), pursuant to which Mrs. Harris will continue as Chief Financial Officer of the Company and the Bank. The Harris Employment Agreement, which had an initial term of two years, provides that it will be renewed for two year successive periods unless the Bank gives notice at least twelve months prior to the expiration of the agreement. It was renewed for an additional two year period on December 31, 2015. During the term of the Harris Employment Agreement, Mrs. Harris’s base salary must be at least her salary in effect each year prior. Mrs. Harris will be entitled to annual cash bonuses and stock-based awards in such amounts as may be determined by the Board of Directors and in accordance with the terms and conditions of the applicable management incentive plans adopted by the Board of Directors of the Bank. She will also be entitled to participate in other benefit plans and programs for which she is or will be eligible. Under the Harris Employment Agreement, Mrs. Harris is eligible to receive an automobile allowance and reimbursement for certain expenses. Mrs. Harris will be subject to repayment, or “claw back,” rights that allow the Bank or Company to require repayment of incentive compensation attributable to material noncompliance with financial reporting requirements that result in a restatement. The Company may terminate Mrs. Harris’s employment at any time for “Cause” (as defined in the Harris Employment Agreement), with a 2/3 vote of the

Company’s Board of Directors, without incurring any additional obligations to her. If the Bank terminates Mrs. Harris’s employment without Cause (which also requires a 2/3 vote of the Company’s Board of Directors) she will be entitled to twelve months of continuation of her salary and twelve months of the Company’s then-current contribution to its welfare plan benefits in the Company’s health and welfare plans plus any vested benefits. If Mr. Harris terminates her employment for any reason other than disability or retirement she will be entitled to twelve months of continuation of her salary and twelve months of the Company’s then-current contribution to its group health plan plus any vested benefits. On retirement (defined as a departure at or after the age of 65) Mrs. Harris shall not be entitled to any further compensation or benefits pursuant to the Harris Employment Agreement. Upon the termination of her employment, Mrs. Harris will be subject to certain noncompetition and non-solicitation restrictions unless termination results from a non-renewal of the term of the Harris Employment Agreement.
The Company also has agreements with the named executive officers that become effective upon a change in control. Under the terms of these agreements, as modified, the Company or its successor agrees to continue the named executive officers in its employ for a term of three years after the date of a change in control. During the term of the contracts, the named executive officers will retain commensurate authority and responsibilities and compensation benefits. They will receive base salaries at least equal to that paid in the immediate prior year and bonuses at least equal to the annual bonuses paid prior to the change in control. If the employment of a named executive officer is terminated during the three years other than for "Cause" or "Disability" as defined in the agreement, or if a named executive officer should terminate employment for "Good Reason" as defined in the agreement, such terminating officer will be entitled to two times the sum of his base salary, highest last two year annual bonus and equivalent benefits. The Company has agreed to establish and fund a trust within 10 days of a change in control transaction close to ensure payment of this contingent obligation in compliance with Internal Revenue Service guidelines and rules.
All Other Compensation

The Company has a 401(k) defined contribution plan available to all employees subject to qualifications under the plan. The plan allows officers and employees of all levels to contribute earnings into a retirement account on a pre-tax basis. In addition, it has been the Company’s practice to make matching contributions to the plan. In 2015, the Company made matching discretionary contributions to participant accounts equal to 50% of the employees’ contributions. Employer matching contributions are made in the form of shares of Common Stock purchased on the open market, unless another option is selected by the participant. This element of compensation is designed to reward long-term savings and encourage financial security. The Company thinks it is in its best interest to encourage its employees to attain long-term financial security through active savings. This compensation benefit is consistent with that philosophy. Furthermore, an attractive retirement plan helps the Company attract and retain high caliber professionals. In 2015, each of the Company’s named executive officers participated in the 401(k) plan and received matching contributions that are reported under the “All Other Compensation” column of the Summary Compensation Table as well as in the All Other Compensation table.
Certain positions within the Company require the Company’s officers and employees to travel. The Company provides either Company owned vehicles, or expense allowances that are commensurate with the requirements of the duties and role of the individual within the Company’s business and the community. Under their employment agreements, Messrs. Schwartz, Crawford, Morrison and Lock, and Mrs. Harris receive either the use of a vehicle or an automobile allowance. The aggregate amount of the personal benefits are reported on the employee’s Form W-2 and included in the taxable income reported by the Company for the employee. These auto expense amounts for the Company’s named executive officers for 2015 are reported under the “All Other Compensation” column of the Summary Compensation Table as well as detailed in the All Other Compensation table.

Severance and Change in Control Benefits
The Company recognizes, as a publicly held Company in the financial services industry, there exists the possibility of a change in the control of the Company. The Company has chosen to make change in control benefits available in order to attract and retain the executives. Such benefits are customary in the financial services industry and are designed to align executives with shareholders is a sale event that maximizes shareholder value while providing executives with a liquidity event that can assist them in maintaining their lifestyle while seeking new employment. The re-employment time for high level executives is generally longer than for other professionals. This element of compensation is an important long-term compensation component that facilitates retention in an industry segment that is characterized by high volumes of merger and acquisition activity. A “change of control” is defined with reference to a change in the composition of the Board of Directors, a change in the ownership of a majority of the Company’s voting stock or a sale of a majority of the Company’s assets.
The following table shows the value of estimated Company payments pursuant to the employment agreements, change of control agreements, equity plans and other non-qualified plans described below, upon a termination of employment for the named executives. All termination events are assumed to occur on December 31, 2015, as required by the SEC disclosure rules, and do not address the potential effect of the pending Towne merger. A termination upon a change of control is assumed to be involuntary by the Company or its successor. Company payments to a terminated executive may be more or less than the amounts shown in the table if the termination of employment occurs in a later year or because of contingencies contained in the various agreements and plans. In addition, certain amounts currently are vested and, thus, do not represent an increased amount of benefits. The amounts reflected in the following table are estimates, as the actual amounts to be paid to or received by a named executive officer can only be determined at the time of termination or change in control. There were no severance payments or change in control payments in 2015 for any of the named executive officers.
At termination, a named executive officer is entitled to receive all amounts accrued and vested under our 401(k) plan according to the same terms as other employees participating in those plans, so these benefits are not reflected in the table below. A named executive officer is also entitled to receive amounts earned during his term of employment regardless of the manner in which the named executive officer’s employment is terminated. These amounts include earned and unpaid base salary and vested restricted stock or stock option awards and are not reflected in the table below. As a benefit to all employees, the Bank provides life insurance in the amount of 2 times the employee’s annual salary at the time of death. These amounts are not included in the table below as the benefit is available to all full-time employees on the same basis.

Estimated Current Value of Severance and Change-in-Control Benefits
Name and Principal Position (1)	Estimated Current Severance Amount ($)(2)	Supplemental Executive Retirement Plan Enhancement (3)	Early Vesting of Restricted Stock (4)	Other ($)(5)	Total ($)(6)
Termination of Employment by Executive For Good Reason or Company Without Cause
Brad E. Schwartz	1,250,000	—	—	27,952	1,277,952
E. Neal Crawford, Jr.	1,150,000	—	—	22,577	1,172,577
William T. Morrison	1,000,000	—	—	28,687	1,028,687
Andrew N. Lock	660,000	—	—	29,425	689,425
Lynette P. Harris	550,000	—	—	22,475	572,475
Termination of Employment by Executive Without Good Reason
Brad E. Schwartz	450,000	—	—	13,976	463,976
E. Neal Crawford, Jr.	400,000	—	—	11,289	411,289
William T. Morrison	300,000	—	—	14,344	314,344
Andrew N. Lock	240,000	—	—	14,713	254,713
Lynette P. Harris	200,000	—	—	11,238	211,238
Termination of Employment due to Employee Death
Brad E. Schwartz	225,000	—	—	—	225,000
E. Neal Crawford, Jr.	200,000	—	—	—	200,000
William T. Morrison	150,000	—	—	—	150,000
Andrew N. Lock	120,000	—	—	—	120,000
Lynette P. Harris	100,000	—	—	—	100,000
Company Payment upon a Qualifying Termination of Employment After a Change in Control
Brad E. Schwartz	1,250,000	429,975	792,460	83,856	2,556,291
E. Neal Crawford, Jr.	1,150,000	429,975	616,158	67,731	2,263,864
William T. Morrison	1,000,000	322,481	536,791	86,061	1,945,333
Andrew N. Lock	660,000	278,571	431,760	88,275	1,458,606
Lynette P. Harris	550,000	246,946	431,760	67,425	1,296,131

(1)
Principal position for Mr. Schwartz is Chief Executive Officer. Principal position for Mr. Crawford is President. Principal position for Mr. Morrison is Executive Vice President of the Company and Chief Executive Officer, Monarch Mortgage. Principal position for Mr. Lock is Executive Vice President and Chief Risk Officer. Principal position for Mrs. Harris is Executive Vice President and Chief Financial Officer.

(2)
Severance amount for all Executive Officers upon a termination of employment by the company without cause, by the executive for reasons other than for disability or retirement, is one year’s salary and benefits paid in exchange for an agreement not to compete and not to solicit employees of the company for a one year period. Severance for Messrs. Schwartz, Crawford, Lock and Mrs. Harris upon a termination by the Company without cause or by the executive for good reason following a change in control is equal to two times the executive’s current salary and highest bonus over the previous two years. Severance for Mr. Morrison upon a change in control is equal to two times the executive’s current salary and highest bonus, up to a maximum of $1,000,000.

(3)
Upon a change in control the Supplemental Executive Retirement Plan vesting accelerates to 100% of the present value of the full retirement benefit. This acceleration is immediate and not dependent on a qualifying termination of employment.

(4)	Upon a change in control restricted stock grants fully vest. This acceleration is immediate and not dependent on a qualifying termination of employment.

(5)
Other estimated expenses for the Executive Officers upon a termination of employment by executive with good reason or by the company without cause or by the executive for reasons other than disability or retirement is based on a December 31, 2015 date, comprised of health and life insurance premiums, auto allowance or equivalent, and defined contribution plan contributions. If employment is terminated by the Company without cause or by the executive for reasons other than disability or retirement, then one year’s salary and the value of the Company’s welfare benefits are paid in exchange for an agreement not to compete and not to solicit employees of the company for a one year period.

(6)	The Company does not pay for any tax-gross ups of payments exceeding certain IRS payout limits.
Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee is a current or former officer or employee of the Company or any of our subsidiaries. In addition, there are no Compensation Committee interlocks with other entities with respect to any such member.
Compensation Committee Report
The Compensation Committee has reviewed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, subsequently recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Proxy Statement.

Compensation Committee:
Dwight C. Schaubach, Chair
Lawton H. Baker
Jeffrey F. Benson
Joe P. Covington, Jr.
Annual Compensation
The following table provides, for the fiscal years ended December 31, 2015, December 31, 2014 and December 31, 2013, information on the total compensation paid or accrued to the Principal Executive Officer, Chief Financial Officer, and the three other most highly compensated executive officers of the Company whose total compensation exceeded $100,000 (the “named executive officers”).

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value Nonqualified Deferred Compensation on Earnings ($)(2)	All Other Compensation ($)(3)	Total ($)
Brad E. Schwartz	2015	433,333	175,000	63,950	—	96,969	19,452	788,704
CEO	2014	391,667	125,000	55,200	—	118,406	20,563	710,836
	2013	361,667	175,000	83,475	—	40,063	21,978	682,183

E. Neal Crawford, Jr.	2015	383,333	175,000	51,160	—	86,969	14,077	710,539
President	2014	341,667	125,000	48,300	—	108,406	14,632	638,005
	2013	310,000	175,000	55,650	—	40,063	17,045	597,758

William T. Morrison	2015	300,000	—	41,160	966,371	40,870	20,187	1,368,588
Mortgage CEO	2014	250,000	—	48,300	302,091	33,420	20,400	654,211
	2013	200,000	—	55,650	494,998	30,827	19,932	801,407

Andrew N. Lock	2015	235,000	90,000	22,580	—	59,339	20,925	427,844
EVP & CRO	2014	220,000	60,000	34,500	—	61,760	30,440	406,700
	2013	206,667	75,000	44,520	—	29,338	15,012	370,537

Lynette P. Harris	2015	195,000	75,000	25,580	—	49,678	3,975	349,233
EVP & CFO	2014	178,333	50,000	34,500	—	52,358	14,105	329,296
	2013	160,000	65,000	44,520	—	25,180	13,518	308,218

(1)
The Company granted restricted stock awards pursuant to the Company’s 2014 Equity Incentive Plan, which was approved by shareholders at the 2014 annual meeting. All shares have been adjusted for any previous stock dividends/stock splits prior to December 31, 2015. Stock award valuations are calculated by multiplying the number of shares awarded by the grant date fair value in accordance with FASB ASC Topic 718.

(2)	These amounts represent the aggregate change in the actuarial present value of each officer’s accumulated benefit under the Company’s Supplemental Executive Retirement Plan.

(3)
Includes life insurance premiums, personal use of a Company-owned vehicle or vehicle allowance, club and 401(k) benefit match. See Summary Perquisite Table below for further detail by named executive officer.

(4)
Mr. Morrison received $966,371 in 2015 in profit sharing directly related to the profitability of Monarch Mortgage and Real Estate Settlement Agency, LLC as explained in more detail under Employment Agreements. These profit-based awards are included in the column above titled Non-equity incentive plan compensation ($) for Mr. Morrison.

Summary Perquisite Table
The following table provides, for the fiscal year ended December 31, 2015, information on compensation in the form of perquisites and other personal benefits paid to named executive officers.

Name and Principal Position	Company Vehicle ($) Use or Allowance	Company Contributions to 401(K)($)	Club Membership ($)	Life Insurance Premiums ($)	Total ($)
Brad E. Schwartz	5,991	6,513	6,048	900	19,452
Chief Executive Officer

E. Neal Crawford, Jr.	4,947	5,250	3,060	820	14,077
President

William T. Morrison	5,999	6,858	5,820	1,510	20,187
Monarch Mortgage CEO

Andrew N. Lock	8,400	6,225	5,820	480	20,925
EVP & CRO

Lynette P. Harris	8,400	5,175	—	400	13,975
EVP & CFO

Option Exercises and Stock Vested
In the table below, we list information on the vesting of stock awards during the year ended December 31, 2015, for each of the named executive officers.

Options Exercises and Stock Vested
Fiscal Year 2015
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Brad E. Schwartz	10,890	44,475	6,600	84,150
E. Neal Crawford, Jr.	10,890	44,882	6,600	84,150
William T. Morrison	—		6,600	84,150
Andrew N. Lock	15,246	66,042	3,960	50,490
Lynette P. Harris	3,267	15,734	3,960	50,490
(1) Based on stock closing price of $12.75 on December 10, 2015 vesting date.

Outstanding Equity Awards
The following table lists information on the holdings of unexercised stock options and unvested stock awards as of December 31, 2015 for each of the named executive officers.

Outstanding Equity Awards at Fiscal Year End
	Stock Awards
Nam and Principal Position (1)	Number of Shares of Stock That Have Not Vested (#)(2)(3)	Market Value of Shares of Stock That Have Not Vested ($)(4)
Brad E. Schwartz	44,050	792,460
E. Neal Crawford, Jr.	34,250	616,158
William T. Morrison	30,950	556,791
Andrew N. Lock	24,000	431,760
Lynette P. Harris	24,000	431,760

(1)
Principal position for Mr. Schwartz is Chief Executive Officer. Principal position for Mr. Crawford is President. Principal position for Mr. Morrison is Executive Vice President of the Company and Chief Executive Officer, Monarch Mortgage. Principal position for Mr. Lock is Executive Vice President and Chief Risk Officer. Principal position for Mrs. Harris is Executive Vice President and Chief Financial Officer.

(2)
The number of unvested restricted stock shares reflect a 6:5 stock split in 2003, a 6:5 stock split in 2004, an 11:10 stock dividend in 2005, a 5:4 stock split in 2006, a 6:5 stock split in 2007, a 6:5 stock split in 2012, and an 11:10 stock split in 2015. All stock awards have been adjusted for stock splits/dividends.

(3)	Each restricted stock grant vests at the end of five years, or upon a change of control, whichever occurs first.
Mr. Schwartz was granted 9,900 shares on 12/31/2011 that will vest on 12/31/2016; 16,500 shares on 12/13/2012 that will vest on 12/10/2017; 8,250 shares on 12/12/2013 that will vest on 12/10/2018; 4,400 shares on 12/8/2014 that will vest on 12/9/2019; and 5,000 shares on 12/8/2015 that will vest on 12/9/2020.
Mr. Crawford was granted 9,900 shares on 12/31/2011 that will vest on 12/31/2016; 11,000 shares on 12/13/2012 that will vest on 12/10/2017; 5,500 shares on 12/12/2013 that will vest on 12/10/2018; 3,850 shares on 12/8/2014 that will vest on 12/9/2019; and 4,000 shares on 12/8/2015 that will vest on 12/9/2020.
Mr. Morrison was granted 6,600 shares on December 31, 2011 that will vest on December 31, 2016; 11,000 shares on 12/13/2012 that will vest on 12/10/2017; 5,500 shares on 12/12/2013 that will vest on 12/10/2018; 3,850 shares on 12/8/2014 that will vest on 12/9/2019; and 4,000 shares on 12/8/2015 that will vest on 12/9/2020.
Mr. Lock was granted 6,600 shares on December 31, 2011 that will vest on December 31, 2016; 8,250 shares on 12/13/2012 that will vest on 12/10/2017; 4,400 shares on 12/12/2013 that will vest on 12/10/2018; 2,750 shares on 12/8/2014 that will vest on 12/9/2019, and 2,000 shares on 12/8/2015 that will vest on 12/9/2020.
Mrs. Harris was granted 6,600 shares on December 31, 2011 that will vest on December 31, 2016; 8,250 shares on 12/13/2012 that will vest on 12/10/2017; 4,400 shares on 12/12/2013 that will vest on 12/10/2018; 2,750 shares on 12/8/2014 that will vest on 12/9/2019, and 2,000 shares on 12/8/2015 that will vest on 12/9/2020.
(4) Based on closing price of $17.99 of the Company’s common stock as of December 31, 2015.

Director Compensation
During 2015, the Company paid non-employee directors for meeting attendance at a rate of $1,000 for monthly Monarch Bank Board of Director meetings and $500 for all committee meetings except director loan committee meetings, which paid $400 per meeting, all paid in cash. All meetings of the Monarch Financial Holdings, Inc. board were held at the same time and place as Monarch Bank board of directors meetings in 2015, with no additional compensation paid if the meetings were held on the same day. Executive Committee meetings were also held with no additional compensation paid. Mr. Schwartz, Mr. Crawford, and Mr. Morrison, all employee directors, have not been paid any director’s fees.
A single cash payment and restricted stock grant was provided as an annual retainer to all non-employee directors in 2015. The cash payment was $15,000 for each non-employee director. Each director has been granted a restricted stock award pursuant to the Monarch Financial Holdings, Inc. 2014 Equity Incentive Plan. Grants of 1,500 shares per non-employee director were made for 2015 on December 8, 2015 at the closing market price on the day issued, with the exception of the

Chairman, Mr. Benson, to whom a grant of 3,000 shares was made for 2015 on December 8, 2015. Shares vest approximately two years from issuance.
The following table sets forth certain information relating to compensation of directors in Fiscal 2015:

Director Compensation for 2015
Name	Fees Earned or Paid in Cash ($)(1)(2)	Stock Awards ($)(3)	Option Awards ($)	All Other Compensation ($)	Total ($)
Lawton H. Baker	29,650	19,185	—	—	48,835
Jeffrey F. Benson	42,050	37,370	—	—	79,420
Joe P. Covington, Jr.	40,650	19,185	—	—	59,835
Virginia S. Cross	29,250	19,185	—	—	48,435
Taylor B. Grissom	42,450	19,185	—	—	61,635
Robert M. Oman	41,250	19,185	—	—	60,435
Elizabeth T. Patterson	28,250	19,185	—	—	47,435
Dwight C. Schaubach	26,650	19,185	—	—	45,835

(1)	All meeting fees are paid in cash on a monthly basis.

(2)	Based on the Company’s financial performance in 2015, a cash retainer of $15,000 was paid to each non-employee director.

(3)
Each of the directors named above were granted 1,500 shares of restricted stock as a retainer that vest December 9, 2017 with the exception of Mr. Benson whom was granted 3,000 shares of restricted stock as a retainer that vest December 9, 2017. The valuation is based on the Company stock price of $12.79 per share at the grant date of December 8, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
SECURITY OWNERSHIP OF MANAGEMENT
The following table sets forth information relating to the beneficial ownership of Common Stock as of March 1, 2016, by (i) each of the Company’s directors and the named executive officers listed in the Summary Compensation Table below and (ii) all of the Company’s directors and executive officers as a group. Each of the Company’s directors and named executive officers currently receive mail at the Company at 1435 Crossways Boulevard, Suite 301, Chesapeake, VA 23320. Beneficial ownership includes shares, if any, held in the name of a spouse, minor children or other relatives of a director living in such person’s home, as well as shares, if any, held in the name of another person under an arrangement whereby the director or executive officer can vest title in themselves at once or at some future time.

Name	Number of Shares Beneficially Owned (1)(2)(3)(4)	Percent of Outstanding Shares
Lawton H. Baker	56,203	*
Jeffrey F. Benson	105,267	*
Joe P. Covington, Jr.	73,984	*
E. Neal Crawford, Jr.	103,901	*
Virginia S. Cross	18,843	*
Taylor B. Grissom	56,008	*
Lynette P. Harris	47,101	*
Andrew N. Lock	51,173	*
William T. Morrison	125,056	1.05%
Robert M. Oman	75,742	*
Elizabeth T. Patterson	95,545	*
Dwight C. Schaubach	193,041	1.62%
Brad E. Schwartz	141,771	1.19%
Directors and Executive Officers as a Group (15 persons)	1,166,925	9.63%
*Indicates ownership interest of less than 1%
(1) For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934 under which, in general, a person is deemed to be the beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security, the power to dispose of or direct the disposition of the security, or the right to acquire beneficial ownership of the security within 60 days.

(2)
Includes shares held by affiliated corporations, close relatives and children, and shares held jointly with spouses or as custodians or trustees, as follows: Mr. Baker, 13,949 shares; Mr. Benson, 65,184 shares; Mr. Covington, 70,763; Mr. Crawford, 42,541; Mrs. Cross, 135; Mr. Grissom, 1,251; Mrs. Harris, 8,194 shares; Mr. Oman, 62,715 shares; Mr. Schaubach, 3,326 shares; and Mr. Schwartz 1,465 shares.

(3)
Includes shares of common stock that are restricted stock holdings as follows: Mr. Baker, 2,820 shares; Mr. Benson, 5,640 shares; Mr. Covington, 2,820 shares; Mr. Crawford, 34,250 shares; Mrs. Cross, 2,820 shares; Mr. Grissom, 2,820 shares; Mrs. Harris, 24,000 shares; Mr. Lock, 24,000 shares; Mr. Morrison, 30,950; Mr. Oman, 2,820 shares; Mrs. Patterson, 2,820. Mr. Schaubach, 2,820 shares; and Mr. Schwartz 44,050 shares. The shares are subject to a vesting schedule, forfeiture risk and other restrictions.

(4)	Includes 182,630 shares of common stock that are restricted stock holdings.
Security Ownership of Certain Beneficial Owners
As of February 15, 2016, the most recent date available, no shareholders reported beneficial ownership of 5% or more of Common Stock in Schedule 13G filings with the SEC.
Securities Authorized for Issuance under Equity Compensation Plans
The following table shows certain information with respect to the Equity Compensation Plans as of December 31, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders: 1999 Stock Option Plan (1)	—	—	—
Equity compensation plans approved by security holders: 2014 Equity Incentive Plan	—	N/A	1,214,299
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	—	1,214,299

(1)
Consists entirely of shares of Common Stock underlying previously granted stock options that have not been exercised. All of these options were granted pursuant to Monarch Bank’s 1999 stock option plan, a predecessor plan to the 2014 Equity Incentive Plan. There are no remaining options outstanding.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Related Party Transactions
Some of the directors and officers of the Company are at present, as in the past, customers of the Company and its subsidiaries, and the Company and its subsidiaries have had, and expect to have in the future, banking transactions in the ordinary course of their business with directors, officers, principal shareholders and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to Monarch Bank. These transactions do not involve more than the normal risk of collectability or present other unfavorable features. The balance of loans to directors, executive officers and their associates totaled $31,549,392 at December 31, 2015, or 27% of the Company’s equity capital at that date. All loans to directors are approved at the Directors Loan Committee and also approved at the Board of Directors meeting, with the director receiving the loan abstaining from the vote. The Board of Directors reviews all such transactions and has approved all related party transactions with members of the Board of Directors.
Other than as set forth above, or under “Corporate Governance and the Board of Directors - Independence of Directors,” there were no transactions during 2015 between the Company’s directors or officers and the Company or its subsidiaries, nor are there any proposed transactions. Additionally, there are no legal proceedings to which any director, officer or principal shareholder, or any affiliate thereof, is a party that would be material and adverse to the Company.
Corporate Governance and the Board of Directors
The business and affairs of the Company are managed under the direction of the Board of Directors in accordance with the Virginia Stock Corporation Act and the Company’s Articles of Incorporation and Bylaws. Members of the Board are kept informed of the Company’s business through discussions with the Chairman, Chief Executive Officer, President, and other officers, by reviewing materials provided to them and by participating in meetings of the Board of Directors and its committees.
Our board structure and practices allow us to monitor and manage risks inherent in our business. We have an independent board chairman, and eight of our eleven current board members are independent of management. Each board member of Monarch Financial Holdings, Inc. also serves as a director of our sole subsidiary, Monarch Bank. All members attended more than 75% of our board and applicable committee meetings in 2015. We consider our largest risk to be credit risk, and as such a majority of our board members serve on the Directors Loan Committee, which reviews larger exposure lending and our overall loan policy and direction. Our Audit and Compliance Committee and Compensation Committee were also active in their oversight and management of risks within their area of responsibility in 2015. Our directors were also actively involved in our strategic planning process.

Independence of the Directors
The Board of Directors in its business judgment has determined that the following eight of its eleven members are independent as defined by the listing standards of the Nasdaq Stock Market (“NASDAQ”): Mrs. Cross, Mrs. Patterson, and Messrs. Baker, Benson, Oman, Covington, Schaubach, and Grissom. In reaching this conclusion, the Board considered that the Company and its subsidiaries from time to time provide services to, and otherwise conduct business with, companies of which certain members of the Board or members of their immediate families are or were directors or officers.
Consistent with the NASDAQ listing standards, our Corporate Governance Guidelines (established and monitored by the Company’s Nominating and Corporate Governance Committee) establish categorical standards under which the Board views the following as impairing a director’s independence:
a director who is our employee, or whose immediate family member is an executive officer;
a director who receives, or whose immediate family member receives, more than $120,000 per year in direct compensation from the Company, other than director and committee fees and pension or other forms of deferred compensation for prior service;
a director who is affiliated with or employed by, or whose immediate family member is affiliated with or employed in a professional capacity by, the Company’s present or former internal or external auditor;
a director who is employed, or whose immediate family member is employed, as an executive officer of another company where any of the Company’s present executives serve on that company’s compensation committee; and
a director who is an executive officer or an employee, or whose immediate family member is an executive officer, of a company that makes payments to, or receives payments from, the Company for property or services in an amount which, in any single fiscal year, exceeds the greater of $200,000 or 5% of the recipient’s consolidated gross revenues.
None of our non-employee directors, their immediate family members or employers is engaged in such relationships with the Company.
Executive Sessions
Independent directors meet periodically outside of regularly scheduled Board meetings. The Company held ten formal executive sessions that included only independent directors in 2015. Mr. Benson served as chairman for these executive sessions.
Committees of the Board
The Board of Directors has five standing committees: Audit and Compliance Committee, Compensation Committee, Executive Committee, Director’s Loan Committee and Governance and Nominating Committee. At its first Board of Directors meeting following the annual Board of Directors election, the Board elects each Committee. Committee members serve for a one year term or until the first meeting of the Board following the annual Board of Directors election. Information on the committees and the committee members is detailed below:
Audit and Compliance Committee
The Audit and Compliance Committee (the “Audit Committee”) of the Board of Directors is responsible for providing independent, objective oversight of the Company’s independent auditors, accounting functions and internal controls. The specific functions of the Audit Committee are to (i) recommend selection of independent certified public accountants; (ii) approve the scope of the accountants’ examination; (iii) review internal accounting procedures; (iv) review reports of examination by the accountants and by regulatory agencies having jurisdiction over the Company; (v) monitor internal programs to ensure compliance with the law and avoidance of conflicts of interest; and (vi) aid the Board in fulfilling its responsibilities for financial reporting to the public. During 2015, the Company’s internal audit function was carried out by its internal auditors. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of both the internal auditor and the independent auditor engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attestation services for the Company. The Audit Committee has a written Audit and Compliance Committee Charter (the “Charter”). This Charter is published at https://www.monarchbank.com/about-us/investor-relations/.
The members of the Audit Committee are Mr. Baker (Chairman), Mrs. Cross, and Mrs. Patterson, all of whom the Board in its business judgment have determined are independent as defined by NASDAQ’s listing standards and the requirements of the SEC. The Board of Directors has determined all of the Audit Committee members have sufficient knowledge in financial and auditing matters to serve on the Audit Committee, and Mr. Baker qualifies as an Audit Committee financial expert as defined by NASDAQ’s listing standards and the requirements of the SEC.

The Audit Committee met four times in 2015. For additional information regarding the Audit Committee, see “Audit Information - Audit and Compliance Committee Report” in this Proxy Statement.
Compensation Committee
The Compensation Committee reviews the performance and compensation of the overall company, reviews compensation risk, sets guidelines for compensation of executive officers and addresses human resources issues and policies. All decisions by the Compensation Committee relating to the compensation of the Company’s executive officers are reported to the full Board of Directors. The Compensation Committee has a separate written Charter. This Charter is published at https://www.monarchbank.com/about-us/investor-relations/.
The members of the Compensation Committee are Messrs. Schaubach (Chairman), Baker, Benson and Covington. The Board of Directors in its business judgment has determined that all members are independent as defined by NASDAQ’s listing standards and all meet the requirements established by the Securities and Exchange Commission. The Compensation Committee met once in 2015 to review compensation mix and perform a review of the Company’s compensation policies and actions. For additional information regarding the Compensation Committee, see “Executive Compensation - Compensation Committee” in this Proxy Statement.
Executive Committee
When the Board is not in session, the Executive Committee is authorized to exercise all of the Board’s power except for certain Board responsibilities, such as approval of an amendment of the Articles of Incorporation, a plan of merger or consolidation or the issuance of stock. The members of the Executive Committee are Messrs. Benson (Chairman), Baker, Crawford, and Schwartz. The Executive Committee met once in 2015.
Director’s Loan Committee
The functions of the Loan Committee are to (i) approve and ratify new loans over a predetermined dollar limit; (ii) provide oversight of the Company’s lending policies; and (iii) monitor the overall quality of the Company’s loan portfolio. The members of the Loan Committee are Messrs. Benson (Chairman), Covington, Crawford, Grissom, Oman, and Schwartz. The Loan Committee met 39 times in 2015
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee (the “Nominating Committee”) consists of Mrs. Patterson (Chair), and Messrs. Benson, Oman, and Schaubach. The Board in its business judgment has determined all members are independent as defined by NASDAQ’s listing standards. The Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of the Company’s Governance Guidelines. In addition, the Nominating Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Company does not have a separate charter for the Nominating Committee. The Nominating Committee did not meet in 2015.

Item 14.	Principal Accounting Fees and Services.
The Audit and Compliance Committee operates under a written charter that it has adopted. The members of the Audit and Compliance Committee are independent as that term is defined in the listing standards of NASDAQ and applicable rules of the SEC.
Fees of Independent Public Accountants
Audit Fees
The aggregate fees billed by Yount, Hyde and Barbour, PC for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2015 and December 31, 2014, and for the review of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings and engagements, for 2015 were $142,300 and for 2014 were $147,275.
Audit-Related Fees
The aggregate fees billed by Yount, Hyde and Barbour, PC for professional services for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and not reported under the heading “Audit Fees” above for the fiscal years ended December 31, 2015 were $10,300 and December 31, 2014 were $4,150.

Tax Fees
The aggregate fees billed by Yount, Hyde and Barbour, PC for professional services for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2015 were $21,000 and December 31, 2014 were zero. Tax services including the preparation of federal and state tax returns, and general tax matters will be performed by Yount, Hyde and Barbour, PC for the year ended December 2015. Tax services including the preparation of federal and state tax returns, and general tax matters were performed by the accounting firm of Cherry Beakert & Holland for the year ended December 31, 2014.
All Other Fees
The aggregate fees billed by Yount, Hyde and Barbour, PC for all other fees was zero for the fiscal year ended December 31, 2015 and zero for the fiscal year ended December 31, 2014.
The aggregate fees billed by Yount, Hyde and Barbour, PC, for all services rendered to the Company for the fiscal year ended December 31, 2015 were $173,600, and for the fiscal year ended December 31, 2014 were $151,425.
Pre-Approved Policies and Procedures
All audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Yount, Hyde and Barbour, PC, was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. Generally, services are pre-approved by the Audit and Compliance Committee through its annual review of the engagement letter. Subsequently, as the need for additional services arise, detailed information regarding the specific audit, audit-related, tax and permissible non-audit services are submitted to the Audit and Compliance Committee for its review and approval prior to the provision of such services. In the event that the Audit and Compliance Committee cannot meet prior to the provision of such services, the Audit and Compliance Committee has delegated to its Chair the authority to pre-approve such services. All such pre-approvals are then reported to the Audit and Compliance Committee at its next regularly scheduled meeting.

PART IV

Item 15.	Exhibits, Financial Statements Schedules.

(a)	(1) and (2). The response to this portion of Item 15 is included in Item 8 above.
(3). Exhibits
(a.)The following exhibits are filed on behalf of the Registrant as part of this report:

No.	Description

2.1
Agreement and Plan of Reorganization, dated as of December 16, 2015, by and among TowneBank, Monarch Financial Holdings, Inc. and Monarch Bank, attached as Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on December 22, 2015, incorporated by reference herein.

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

3.3	Bylaws of Monarch Financial Holdings, Inc., attached as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 17, 2015, incorporated by reference herein.

4.1	Form of Registration Rights Agreement, attached as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 12, 2008, incorporated by reference herein.

4.2	Form of Subscription Agreement, attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 12, 2008, incorporated by reference herein.

4.3
Junior Subordinated Debenture between Monarch Financial Holdings, Inc. and Wilmington Trust Company dated as of July 5, 2006, attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 10, 2006, incorporated by reference herein.

4.4	Monarch Bank 2014 Equity Incentive Plan attached as Exhibit 4.5 to the Registrant's Registration Statement on Form S-8, filed with the Commission on August 15, 2014, incorporated by reference herein.

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

10.5
Employment Agreement entered into between Monarch Bank and William T. Morrison attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 6, 2015, incorporated by reference herein.

10.6
Form of Change in Control Agreement between Monarch Bank and Brad E. Schwartz attached as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2011, incorporated by reference herein.

10.7
Form of Change in Control Agreement between Monarch Bank and William T. Morrison attached as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 6, 2015, incorporated by reference herein.

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

MONARCH FINANCIAL HOLDINGS, INC. March 11, 2016

By:	/s/ LYNETTE P. HARRIS
Lynette P. Harris Executive Vice President, Secretary, Treasurer & Chief Financial Officer (On behalf of the Company and as principal financial and accounting officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2016.

/s/ LAWTON H. BAKER	March 11, 2016
Lawton H. Baker, Director

/s/ JEFFREY F. BENSON	March 11, 2016
Jeffrey F. Benson, Director

/s/ JOE P. COVINGTON, JR.	March 11, 2016
Joe P. Covington, Jr., Director

/s/ E. NEAL CRAWFORD, JR.	March 11, 2016
E. Neal Crawford, Jr., President and Director

/s/ VIRGINIA S. CROSS	March 11, 2016
Virginia S. Cross, Director

/s/ TAYLOR B. GRISSOM	March 11, 2016
Taylor B. Grissom, Director

/s/ WILLIAM T. MORRISON	March 11, 2016
William T. Morrison, Executive Vice President and Director

/s/ ROBERT M. OMAN	March 11, 2016
Robert M. Oman, Director

/s/ ELIZABETH T. PATTERSON	March 11, 2016
Elizabeth T. Patterson, Director

/s/ DWIGHT C. SCHAUBACH	March 11, 2016
Dwight C. Schaubach, Director

/s/ BRAD E. SCHWARTZ	March 11, 2016
Brad E. Schwartz, Director, Chief Executive Officer (as principal executive officer)

EXHIBIT INDEX

Number	Description

2.1
Agreement and Plan of Reorganization, dated as of December 16, 2015, by and among TowneBank, Monarch Financial Holdings, Inc. and Monarch Bank, attached as Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on December 22, 2015, incorporated by reference herein.

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

3.3	Bylaws of Monarch Financial Holdings, Inc., attached as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 17, 2015, incorporated by reference herein.

4.1	Form of Registration Rights Agreement, attached as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 12, 2008, incorporated by reference herein.

4.2	Form of Subscription Agreement, attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 12, 2008, incorporated by reference herein.

4.4
Junior Subordinated Debenture between Monarch Financial Holdings, Inc. and Wilmington Trust Company dated as of July 5, 2006, attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 10, 2006, incorporated by reference herein.

4.5	Monarch Bank 2014 Equity Incentive Plan attached as Exhibit 4.5 to the Registrant's Registration Statement on Form S-8, filed with the Commission on August 15, 2014, incorporated by reference herein.

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