Form 10-Q
period 2016-03-31
Monarch Financial Holdings, Inc.
filed 2016-05-10
CIK 1364856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended: March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐  No  ☒
The number of shares of common stock outstanding as of May 3, 2016 was 11,877,309.

MONARCH FINANCIAL HOLDINGS, INC.
FORM 10-Q
March 31, 2016

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)
	March 31, 2016	December 31, 2015
ASSETS:
Cash and due from banks	$13,184,880	$13,945,507
Interest bearing bank balances	59,694,005	58,637,565
Federal funds sold	13,918,719	1,296,438
Total cash and cash equivalents	86,797,604	73,879,510
Investment securities available-for-sale, at fair value	26,869,270	30,213,130
Mortgage loans held for sale, net at fair value	189,131,150	169,345,205
Loans held for investment, net of unearned income	850,054,301	829,269,305
Less: allowance for loan losses	(8,901,032)	(8,887,199)
Loans, net	841,153,269	820,382,106
Property and equipment, net	28,354,996	28,971,862
Restricted equity securities	3,672,350	3,881,200
Bank owned life insurance	10,795,735	10,634,814
Goodwill	775,000	775,000
Other assets	24,957,994	23,365,328
Total assets	$1,212,507,368	$1,161,448,155
LIABILITIES:
Deposits:
Demand deposits—non-interest bearing	$296,512,383	$280,079,558
Demand deposits—interest bearing	69,752,990	68,963,364
Savings deposits	18,409,890	19,516,673
Money market savings	363,938,741	364,893,441
Time deposits	314,797,222	265,640,562
Total deposits	1,063,411,226	999,093,598
Borrowings:
Trust preferred subordinated debt	10,000,000	10,000,000
Federal Home Loan Bank advances	—	16,000,000
Total borrowings	10,000,000	26,000,000
Other liabilities	18,055,588	18,632,147
Total liabilities	1,091,466,814	1,043,725,745
STOCKHOLDERS’ EQUITY:
Common stock, $5 par value; 20,000,000 shares authorized; issued and outstanding - 11,877,309 shares (includes non-vested shares of 437,440) at March 31, 2016 and 11,880,909 shares (includes non-vested shares of 441,040) at December 31, 2015	57,199,345	57,199,345
Additional paid-in capital	17,457,044	17,241,281
Retained earnings	46,336,873	43,349,447
Accumulated other comprehensive loss	(54,070)	(156,594)
Total Monarch Financial Holdings, Inc. stockholders’ equity	120,939,192	117,633,479
Non-controlling interest	101,362	88,931
Total equity	121,040,554	117,722,410
Total liabilities and stockholders’ equity	$1,212,507,368	$1,161,448,155

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Interest income:
Interest and fees on loans held for investment	$10,689,745	$9,840,336
Interest on mortgage loans held for sale	1,411,908	1,307,037
Interest on investment securities	110,358	88,915
Interest on federal funds sold	3,632	8,253
Dividends on equity securities	45,229	39,000
Interest on other bank accounts	156,954	102,029
Total interest income	12,417,826	11,385,570
Interest expense:
Interest on deposits	854,044	668,060
Interest on trust preferred subordinated debt	55,689	46,415
Interest on borrowings	2,386	22,606
Total interest expense	912,119	737,081
Net interest income	11,505,707	10,648,489
Provision for loan losses	—	250,000
Net interest income after provision for loan losses	11,505,707	10,398,489
Non-interest income:
Mortgage banking income	19,018,308	21,063,679
Service charges and fees	500,139	516,554
Title income	215,603	232,771
Investment and insurance income	478,576	344,126
(Loss) gain on disposition of property and equipment	(97)	35,011
Other	116,905	74,022
Total non-interest income	20,329,434	22,266,163
Non-interest expenses:
Salaries and employee benefits	10,142,860	9,594,276
Commissions and incentives	7,730,892	9,445,138
Loan origination expense	1,793,662	2,458,663
Occupancy expense	2,273,481	2,288,508
Marketing expense	774,401	746,227
Data processing expense	613,954	629,750
Telephone	351,731	325,746
Professional fees	525,258	258,601
Foreclosed property expense	—	53,326
Other expenses	1,165,546	1,377,597
Total non-interest expenses	25,371,785	27,177,832
Income before income taxes	6,463,356	5,486,820
Income tax provision	(2,363,340)	(1,993,340)
Net income	4,100,016	3,493,480
Less: Net income attributable to non-controlling interests	(43,307)	(32,273)
Net income attributable to Monarch Financial Holdings, Inc.	$4,056,709	$3,461,207
Basic net income per share (1)	$0.34	$0.29
Diluted net income per share (1)	$0.34	$0.29
(1) Per share information has been restated in all periods to reflect the 11 for 10 stock dividend paid December 4, 2015.
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net Income	$4,100,016	$3,493,480
Other comprehensive income:
Change in unrealized gain on securities available for sale, net of income taxes	98,866	77,526
Change in unrealized gain on supplemental executive's retirement plan, net of income taxes	3,049	3,049
Change in unrealized gain on deferred compensation asset	609	7,238
Other comprehensive income	102,524	87,813
Total comprehensive income	4,202,540	3,581,293
Less: Comprehensive income attributable to non-controlling interests	(43,307)	(32,273)
Comprehensive income attributable to Monarch Financial Holdings, Inc.	$4,159,233	$3,549,020

Unrealized holding gain on securities available for sale	$152,102	$119,271
Income taxes	(53,236)	(41,745)
Net unrealized gain on securities available for sale	$98,866	$77,526

Unrealized gain on supplemental executive's retirement plan	$4,691	$4,691
Income taxes	(1,642)	(1,642)
Net unrealized gain on supplemental executive's retirement plan	$3,049	$3,049

Unrealized gain on deferred compensation asset	$609	$7,238
Income taxes	—	—
Net unrealized gain on deferred compensation asset	$609	$7,238

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
 MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
	Shares	Amount
Balance—December 31, 2014	10,372,725	$51,863,625	$8,335,538	$47,354,407	$(102,237)	$85,984	$107,537,317
Net income for the three months ended March 31, 2015				3,461,207		32,273	3,493,480
Other comprehensive income					87,813		87,813
Stock-based compensation expense, net of forfeitures and income taxes	—	—	171,643				171,643
Stock options exercised	17,272	86,360	47,786				134,146
Cash dividend declared on common stock ($0.08 per share)				(858,261)			(858,261)
Distributions to non-controlling interests						(28,877)	(28,877)
Balance - March 31, 2015	10,389,997	$51,949,985	$8,554,967	$49,957,353	$(14,424)	$89,380	$110,537,261

Balance—December 31, 2015	11,439,869	$57,199,345	$17,241,281	$43,349,447	$(156,594)	$88,931	$117,722,410
Net income for the three months ended March 31, 2016				4,056,709		43,307	4,100,016
Other comprehensive income					102,524		102,524
Stock-based compensation expense, net of forfeitures and income taxes	—	—	215,763				215,763
Cash dividend declared on common stock ($0.09 per share)				(1,069,283)			(1,069,283)
Distributions to non-controlling interests						(30,876)	(30,876)
Balance - March 31, 2016	11,439,869	$57,199,345	$17,457,044	$46,336,873	$(54,070)	$101,362	$121,040,554

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)
MONARCH FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income	$4,100,016	$3,493,480
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	—	250,000
Depreciation	722,952	723,205
Accretion of discounts and amortization of premiums, net	1,549	684
Deferral of loan fees, net of deferred (costs)	18,023	147,656
Stock-based compensation	215,763	171,643
Appreciation of bank-owned life insurance	(39,989)	(67,954)
Net loss (gain) on disposition of property and equipment	97	(35,011)
Net loss on sale of other real estate	—	38,879
Deferred income tax expense	2,363,340	334,565
Changes in:
Loans held for sale	(19,785,945)	(12,208,390)
Interest receivable	(62,752)	(129,050)
Other assets	(1,578,450)	(3,310,447)
Other liabilities	(2,944,471)	554,788
Net cash used in operating activities	(16,989,867)	(10,035,952)
Investing activities:
Purchases of available-for-sale securities	—	(2,000,000)
Proceeds from sales and maturities of available-for-sale securities	3,500,393	5,561,191
Proceeds from sale of other real estate	—	105,121
Purchase of bank owned life insurance and company owned life insurance	(120,932)	(225,000)
Purchases of premises and equipment	(108,633)	(536,468)
Redemption of restricted equity securities	208,850	389,600
Loan originations, net of principal repayments	(20,789,186)	(15,216,358)
Net cash used in investing activities	(17,309,508)	(11,921,914)
Financing activities:
Net increase in non-interest-bearing deposits	16,432,825	35,145,090
Net increase in interest-bearing deposits	47,884,803	82,580,062
Cash dividends paid on common stock	(1,069,283)	(858,261)
Net decrease in FHLB advances and federal funds purchased	(16,000,000)	(10,024,998)
Distributions to non-controlling interests	(30,876)	(28,877)
Proceeds from exercise of stock options	—	134,146
Net cash provided by financing activities	47,217,469	106,947,162
CHANGE IN CASH AND CASH EQUIVALENTS	12,918,094	84,989,296
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	73,879,510	65,428,974
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$86,797,604	$150,418,270
SUPPLEMENTAL SCHEDULES AND CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and other borrowings	$945,414	$716,831
Income taxes	$—	$1,239,900
Loans transferred to foreclosed real estate during the year	$—	$100,000
Unrealized gain on securities available for sale	$152,102	$119,271
Unrealized gain on supplemental executive's retirement plan	$4,691	$4,691
Unrealized gain on deferred compensation asset	$609	$7,238
The accompanying notes are an integral part of the consolidated financial statements.

MONARCH FINANCIAL HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly Monarch Financial Holdings, Inc.’s financial position as of March 31, 2016; the consolidated statements of income for the three months ended March 31, 2016 and 2015; the consolidated statements of comprehensive income for the three months ended March 31, 2016 and 2015; the consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2016 and 2015; and the consolidated statements of cash flows for the three months ended March 31, 2016 and 2015. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all of the disclosures required by generally accepted accounting principles. The financial statements include the accounts of Monarch Financial Holdings, Inc. and its subsidiaries, and all significant inter-company accounts and transactions have been eliminated. Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.
Recent Accounting Pronouncements
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
During March 2016, the FASB issued ASU No. 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” The amendments in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria remain intact. The amendments are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-05 to have a material impact on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The amendments in this ASU eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. In addition, the amendments in this ASU require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early Adoption is permitted. The Company does not expect the adoption of ASU 2016-07 to have a material impact on its consolidated financial statements.
During March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Shares-Based Payment Accounting.” The amendments in this ASU simplify several aspects of the accounting for share-based payment award transactions including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently assessing the impact that ASU 2016-09 will have on its consolidated financial statements.

NOTE 2. GENERAL
Monarch Financial Holdings, Inc. (the "Company" or "Monarch") is a Virginia-chartered, single bank holding company engaged in business and consumer banking, investment and insurance sales, and mortgage origination and brokerage. The Company was created on June 1, 2006 through a reorganization plan, under the laws of the Commonwealth of Virginia, in which Monarch Bank (the "Bank") became a wholly-owned subsidiary. Monarch Bank was incorporated on May 1, 1998, and opened for business on April 14, 1999. The Company's corporate office and main office are both located in the Greenbrier area of Chesapeake. In addition there are nine other Virginia banking offices – in the Great Bridge area in Chesapeake, the Lynnhaven area, the Town Center area, the Oceanfront area, the Kempsville area, and the Hilltop area in Virginia Beach, the Ghent area and in the downtown area in Norfolk, and the New Town area in Williamsburg. In North Carolina, our banking division operates as OBX Bank through two offices in Kitty Hawk and Nags Head. In July 2014, the Company closed its branch located in Suffolk, Virginia.
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
In June 2007, we announced the expansion of mortgage operations through the acquisition of a team of experienced mortgage bankers, and the formation of a division operating as Monarch Mortgage ("MM"). MM originates and sells conventional, FHA,

VA and VHDA residential loans and offers additional mortgage products such as construction-permanent loans for the Bank’s loan portfolio. Monarch Mortgage's primary office is in Virginia Beach with additional offices in Abingdon, Alexandria, Chesapeake, Fairfax, Fredericksburg, Glen Allen, Midlothian, Norfolk, Newport News, Oakton, and Woodbridge, Virginia; Annapolis, Bel Air, Crofton, Dunkirk, Frederick, Greenbelt, Rockville, Towson and Waldorf, Maryland; Charlotte, Fayetteville, Indian Trail, Kitty Hawk, Mint Hill, Mooresville, Nags Head, Pittsboro, and Wilmington, North Carolina; and Greenwood, South Carolina.
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
NOTE 3. EARNINGS PER SHARE (“EPS”)
Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Non-vested restricted stock is included in the weighted average number of shares for both the basic and diluted earnings computations. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	For the Quarter Ended March 31,
	2016	2015
Net income available to common shareholders (numerator, basic)	$4,056,709	$3,461,207
Weighted average shares outstanding - basic (denominator)	11,880,553	11,801,379
Income per common share—basic	$0.34	$0.29
Net income (numerator, diluted)	$4,056,709	3,461,207
Weighted average shares—diluted (denominator)	11,880,553	11,837,888
Income per common share—diluted	$0.34	$0.29
Dilutive effect-average number of common shares	—	36,509

There were no options to purchase common stock excluded from the computation of earnings per common share for the three months ended March 31, 2016 or March 31, 2015. No options to purchase common stock remain outstanding at March 31, 2016.
Share and per share amounts for the quarter ended March 31, 2015 have been restated to include the 11 for 10 stock dividend announced October 22, 2015 and paid December 4, 2015.

NOTE 4. ACCUMULATED OTHER COMPREHENSIVE INCOME(LOSS)
The following table presents the changes in accumulated other comprehensive income (loss), by category, net of tax:

	Unrealized Loss on Supplemental Executive's Retirement Plan	Unrealized Gains (Loss) on Securities	Unrealized Loss on Deferred Compensation Asset	Accumulated Other Comprehensive Income (Loss)
December 31, 2015	$(121,970)	$(34,589)	$(35)	$(156,594)
Net change for the quarter ended March 31, 2016	3,049	98,866	609	102,524
Balance at March 31, 2016	$(118,921)	$64,277	$574	$(54,070)

Balance at December 31, 2014	$(134,167)	$31,721	$209	$(102,237)
Net change for the quarter ended March 31, 2015	3,049	77,526	7,238	87,813
Balance at March 31, 2015	$(131,118)	$109,247	$7,447	$(14,424)
An unrealized gain of $609 on the deferred compensation asset associated with the Company's Executive Benefits Plan was recorded in other comprehensive income in the first quarter of 2016. An unrealized gain of $7,238 on the deferred compensation asset associated with the Company's Executive Benefits Plan was recorded in other comprehensive income in the first quarter of 2015. Expenses totaling $3,049 related to the SERP were re-classed out of other comprehensive income into salaries and employee benefits expense in earnings during the first quarter of 2016 and 2015.
NOTE 5. INVESTMENT SECURITIES
Securities available-for-sale consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016
U.S. government agency obligations	$22,924,198	$33,471	$(38,317)	$22,919,352
Mortgage-backed securities	946,946	9,596	(1,703)	954,839
Municipal securities	2,899,239	95,840	—	2,995,079
	$26,770,383	$138,907	$(40,020)	$26,869,270
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
U.S. government agency obligations	$26,376,230	$17,635	$(157,620)	$26,236,245
Mortgage-backed securities	995,360	6,216	(3,187)	998,389
Municipal securities	2,900,734	90,294	(12,532)	2,978,496
	$30,272,324	$114,145	$(173,339)	$30,213,130
Monarch did not own any held-to-maturity securities at March 31, 2016 or December 31, 2015.
The amortized cost and fair value of securities by contractual maturity date at March 31, 2016 were as follows:

Securities available-for-sale:	Amortized Cost	Fair Value
Due in one year or less	$600,000	$600,962
Due from one to five years	23,938,786	23,942,736
Due from five to ten years	793,137	831,160
Due after ten years	1,438,460	1,494,412
Total	$26,770,383	$26,869,270

There were twenty investments in our securities portfolio with unrealized losses as of March 31, 2016.

As of March 31, 2016	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency obligations	$12,468,032	$(31,968)	$2,993,651	$(6,349)	$15,461,683	$(38,317)
Mortgage-backed securities	378,113	(1,703)	—	—	378,113	(1,703)
Municipal securities	—	—	—	—	—	—
Total	$12,846,145	$(33,671)	$2,993,651	$(6,349)	$15,839,796	$(40,020)

There were twenty-eight investments in our securities portfolio that had unrealized losses as of December 31, 2015.

As of December 31, 2015	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agency obligations	$15,761,617	$(134,401)	$2,976,782	$(23,219)	$18,738,399	$(157,620)
Mortgage-backed securities	684,506	(3,187)	—	—	684,506	(3,187)
Municipal securities	498,715	(1,285)	504,170	(11,247)	1,002,885	(12,532)
Total	$16,944,838	$(138,873)	$3,480,952	$(34,466)	$20,425,790	$(173,339)

As of March 31, 2016, six investments have been in a continuous unrealized loss position for more than twelve months. They are as follows:

	Count	Amortized Cost	Fair Value
U.S. government agency obligations	6	$3,000,000	$2,993,651
Total	6	$3,000,000	$2,993,651

At December 31, 2015, seven investments had been in a continuous unrealized loss position for more than twelve months. They were as follows:

	Count	Amortized Cost	Fair Value
U.S. government agency obligations	6	$3,000,000	$2,976,782
Municipal securities	1	515,417	504,170
Total	7	$3,515,417	$3,480,952

There were no realized gains or losses recorded on available-for-sale investments during the first quarter of 2016. We recorded $22,801 in realized gains on available-for-sale investments in 2015.
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
We believe the unrealized losses in our portfolio are temporary impairments, caused by liquidity discounts and increases in the risk premiums required by market participants, rather than adverse changes in cash flows or fundamental weaknesses in the credit quality of the issuer or underlying assets as of March 31, 2016. There were no losses related to OTTI recognized in accumulated other comprehensive loss at either March 31, 2016 or December 31, 2015.

NOTE 6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSS
The following table provides a breakdown, by class of our loans held for investment at March 31, 2016 and December 31, 2015.
Loans held for Investment

	March 31, 2016	December 31, 2015
Commercial	$156,582,498	$158,072,698
Real estate
Construction	209,408,683	190,422,992
Residential (1-4 family)	116,380,071	113,278,318
Home equity lines	58,221,283	59,097,607
Multifamily	9,503,347	11,590,641
Commercial	294,316,513	290,531,083
Real estate subtotal	687,829,897	664,920,641
Consumers
Consumer and installment loans	5,813,500	6,356,473
Overdraft protection loans	48,153	121,217
Loans to individuals subtotal	5,861,653	6,477,690
Total gross loans	850,274,048	829,471,029
Unamortized loan fees net of deferred costs	(219,747)	(201,724)
Loans held for investment, net of unearned income	850,054,301	829,269,305
Allowance for loan losses	(8,901,032)	(8,887,199)
Total net loans	$841,153,269	$820,382,106
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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation or sale of the income producing property securing the loan, or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our commercial real estate portfolio are diverse in terms of type. This diversity helps reduce our exposure to adverse economic events that could affect any single market or industry. Management monitors and evaluates commercial real estate loans based on purpose, collateral, geography, cash flow, loan to value, and risk grade criteria. As a general rule, we avoid financing special purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2016 approximately 43% and at December 31, 2015 approximately 40% of the outstanding principal balance of our commercial real estate loans portfolio was secured by owner-occupied properties.
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
5 Acceptable with care

Special mention loans and substandard loans may or may not be classified as nonaccrual, based on current performance. A loan risk graded as doubtful is classified as nonaccrual. A loan risk graded as loss is generally charged-off when identified. There were no loans in our portfolio classified as doubtful or loss at March 31, 2016 or December 31, 2015. Watch list graded loans or relationships are evaluated individually to determine if all, or a portion, of our investment in the borrower is at risk. If a risk is quantified, a specific loss allowance is assigned to the identified loan or relationship. We evaluate our investment in the borrower using either the present value of expected future cash flows, discounted at the historical effective interest rate of the loan, or for a collateral-dependent loan, the fair value of the underlying collateral.
We evaluate additional risk inherent in our satisfactory risk grade groups through a methodology that looks at these loans on a pool basis by loan segment which is further delineated by purpose. Each segment is assigned an expected loss factor based on a moving average “look-back” at our historical losses for that particular segment. At March 31, 2016 and December 31, 2015 the "look-back" period was twenty quarters. We believe this methodology provides an accurate evaluation of the potential risk in our portfolio because delineation by purpose establishes a direct correlation to areas of weakness and strength within the portfolio.
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
The following table segregates our portfolio between pass and watch list loans, delineated by segments, within loan type for March 31, 2016 and December 31, 2015. The "Weighted Average Risk Grade" looks at the dollar value per risk grade within a segment compared to the total value of that segment. All segments fall within the average to acceptable range.

	March 31, 2016
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$155,809,274	$616,174	$157,050	$156,582,498	3.25
Real estate
Construction	208,218,113	837,448	353,122	209,408,683	3.17
Residential (1-4 family)	111,566,983	1,626,704	3,186,384	116,380,071	3.67
Home equity lines	56,846,979	—	1,374,304	58,221,283	4.14
Multifamily	9,503,347	—	—	9,503,347	3.31
Commercial	291,299,163	2,005,623	1,011,727	294,316,513	3.36
Real estate subtotal	677,434,585	4,469,775	5,925,537	687,829,897	3.42
Consumers
Consumer and installment loans	5,750,898	—	62,602	5,813,500	4.03
Overdraft protection loans	48,153	—	—	48,153	4.26
Loans to individuals subtotal	5,799,051	—	62,602	5,861,653	4.03
Total gross loans	$839,042,910	$5,085,949	$6,145,189	$850,274,048	3.39

	December 31, 2015
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$157,818,177	$233,073	$21,448	$158,072,698	3.24
Real estate
Construction	189,254,940	710,758	457,294	190,422,992	3.18
Residential (1-4 family)	108,692,612	1,075,477	3,510,229	113,278,318	3.71
Home equity lines	57,657,772	—	1,439,835	59,097,607	4.15
Multifamily	11,590,641	—	—	11,590,641	3.56
Commercial	288,533,180	1,007,152	990,751	290,531,083	3.39
Real estate subtotal	655,729,145	2,793,387	6,398,109	664,920,641	3.46
Consumers
Consumer and installment loans	6,291,430	—	65,043	6,356,473	4.03
Overdraft protection loans	118,690	—	2,527	121,217	4.76
Loans to individuals subtotal	6,410,120	—	67,570	6,477,690	4.04
Total gross loans	$819,957,442	$3,026,460	$6,487,127	$829,471,029	3.42

An aging of our loan portfolio by class as of March 31, 2016 and December 31, 2015 is as follows:

Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Recorded Investment > 90 days and Accruing	Recorded Investment Nonaccrual Loans
March 31, 2016
Commercial	$26,963	$—	$—	$26,963	$156,555,535	$—	$—
Real estate
Construction	—	—	—	—	209,408,683	—	—
Residential (1-4 family)	2,493,943	—	471,347	2,965,290	113,414,781	104,285	991,340
Home equity lines	357,282	350,502	249,987	957,771	57,263,512	—	481,562
Multifamily	—	—	—	—	9,503,347	—	—
Commercial	—	—	370,757	370,757	293,945,756	—	370,757
Real estate subtotal	2,851,225	350,502	1,092,091	4,293,818	683,536,079	104,285	1,843,659
Consumers
Consumer and installment loans	32,989	8,826	—	41,815	5,771,685	—	—
Overdraft protection loans	—	—	—	—	48,153	—	—
Loans to individuals subtotal	32,989	8,826	—	41,815	5,819,838	—	—
Total gross loans	$2,911,177	$359,328	$1,092,091	$4,362,596	$845,911,452	$104,285	$1,843,659

December 31, 2015
Commercial	$99,291	$—	$21,448	$120,739	$157,951,959	$—	$21,448
Real estate
Construction	—	101,677	—	101,677	190,321,315	—	101,677
Residential (1-4 family)	1,195,961	31,885	622,770	1,850,616	111,427,702	248,326	1,008,650
Home equity lines	316,425	—	249,987	566,412	58,531,195	—	483,859
Multifamily	—	—	—	—	11,590,641	—	—
Commercial	—	153,349	220,775	374,124	290,156,959	—	374,125
Real estate subtotal	1,512,386	286,911	1,093,532	2,892,829	662,027,812	248,326	1,968,311
Consumers
Consumer and installment loans	97,135	56,287	—	153,422	6,203,051	—	—
Overdraft protection loans	64	—	—	64	121,153	—	—
Loans to individuals subtotal	97,199	56,287	—	153,486	6,324,204	—	—
Total gross loans	$1,708,876	$343,198	$1,114,980	$3,167,054	$826,303,975	$248,326	$1,989,759

     At March 31, 2016, we had nine loans totaling $3,073,874 classified as restructured loans: two commercial real estate loans totaling $1,547,792, six residential 1-4 family loans totaling $1,463,480, and one consumer loan for $62,602. At March 31, 2016, three of the residential 1-4 family loans totaling $685,009 and one of the commercial real estate loans totaling $218,208 included in our restructured loans are classified as nonaccrual. The remaining five loans are performing. We restructured one loan during the first quarter of 2016 and zero loans during the same period of 2015. We did not have any defaults on restructured loans within twelve months of restructuring during the quarter ended March 31, 2016 or 2015.
Additional information on loans restructured during the three months ended March 31, 2016 is as follows:
Troubled Debt Restructurings

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Type of Concession
Quarter Ended March 31, 2016	One	$98,787	$98,787	Rate and Term
Quarter Ended March 31, 2015	None	—	—	—

Troubled Debt Restructurings That Subsequently Defaulted

	Number of Contracts	Recorded Investment
Quarter Ended March 31, 2016	None	—
Quarter Ended March 31, 2015	None	—

A summary of the activity in the allowance for loan losses account is as follows:

Allocation of the Allowance for Loan Losses
		Real Estate
March 31, 2016	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for loan losses:
Beginning balance	$855,813	$1,797,301	$1,876,528	$1,654,545	$52,158	$2,177,890
Charge-offs	—	—	(16,919)	—	—	—
Recoveries	2,800	4,023	3,820	26,217	—	—
Provision	62,291	53,086	(9,819)	(153,113)	(9,393)	7,633
Ending balance	$920,904	$1,854,410	$1,853,610	$1,527,649	$42,765	$2,185,523

Individually evaluated for impairment	$49,051	$25,291	$585,786	$633,148	$—	$640,384
Collectively evaluated for impairment	871,853	1,829,119	1,267,824	894,501	42,765	1,545,139
Loans:
Ending balance	$156,582,498	$209,408,683	$116,380,071	$58,221,283	$9,503,347	$294,316,513
Ending balance: individually evaluated for impairment	157,051	1,042,070	3,555,423	1,374,304	—	2,914,022
Ending balance: collectively evaluated for impairment	$156,425,447	$208,366,613	$112,824,648	$56,846,979	$9,503,347	$291,402,491

	Consumers
	Consumer and Installment loans	Overdraft Protection	Unallocated	Total
Allowance for loan losses:
Beginning balance	$96,025	$3,037	$373,902	$8,887,199
Charge-offs	(3,581)	(2,527)	—	(23,027)
Recoveries	—	—	—	36,860
Provision	1,136	(304)	48,483	—
Ending balance	$93,580	$206	$422,385	$8,901,032

Individually evaluated for impairment	$62,602	$—	$—	$1,996,262
Collectively evaluated for impairment	30,978	206	422,385	6,904,770
Loans:
Ending balance	$5,813,500	$48,153	$—	$850,274,048
Ending balance: individually evaluated for impairment	62,602	—	—	9,105,472
Ending balance: collectively evaluated for impairment	$5,750,898	$48,153	$—	$841,168,576

		Real Estate
December 31, 2015	Commercial	Construction	Residential	Home Equity	Multifamily	Commercial
Allowance for loan losses:
Beginning balance	$1,157,867	$1,678,022	$2,456,418	$1,911,634	$85,056	$1,458,664
Charge-offs	(207,059)	(17,500)	(658,953)	(70,042)	—	—
Recoveries	599,359	69,624	27,941	194,861	—	—
Provision	(694,354)	67,155	51,122	(381,908)	(32,898)	719,226
Ending balance	$855,813	$1,797,301	$1,876,528	$1,654,545	$52,158	$2,177,890

Individually evaluated for impairment	$21,448	$112,963	$568,424	$688,596	$—	$644,162
Collectively evaluated for impairment	834,365	1,684,338	1,308,104	965,949	52,158	1,533,728
Loans:
Ending balance	$158,072,698	$190,422,992	$113,278,318	$59,097,607	$11,590,641	$290,531,083
Ending balance: individually evaluated for impairment	21,448	1,148,363	3,743,313	1,439,835	—	2,901,513
Ending balance: collectively evaluated for impairment	$158,051,250	189,274,629	$109,535,005	$57,657,772	$11,590,641	$287,629,570

	Consumers
	Consumer and Installment loans	Overdraft Protection	Unallocated	Total
Allowance for loan losses:
Beginning balance	$104,661	$260	$96,255	$8,948,837
Charge-offs	(1,869)	—	—	(955,423)
Recoveries	—	2,000	—	893,785
Provision	(6,767)	777	277,647	—
Ending balance	$96,025	$3,037	$373,902	$8,887,199

Individually evaluated for impairment	$65,043	$2,527	—	$2,103,163
Collectively evaluated for impairment	30,982	510	373,902	6,784,036
Loans:
Ending balance	$6,356,473	$121,217	$—	$829,471,029
Ending balance: individually evaluated for impairment	65,043	2,527	—	9,322,042
Ending balance: collectively evaluated for impairment	$6,291,430	$118,690	$—	$820,148,987
A loan is considered impaired when, based on current information and events; it is probable a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. In addition to loans 90 days past due and still accruing, nonaccrual loans and restructured loans, all loans risk graded doubtful or substandard qualify, by definition, as impaired. Loans 90 days past due and accruing totaling $104,285 and nonaccrual loans totaling $1,843,659 are included in impaired loans at March 31, 2016. Loans 90 days past due and still accruing totaling $248,326 and nonaccrual loans totaling $1,989,759 are included in impaired loans at December 31, 2015.

There was one residential real estate property totaling $14,886 in the process of foreclosure at March 31, 2016 and one residential real estate property totaling $45,844 in process of foreclosure at December 31, 2015.

The following table sets forth our impaired loans at March 31, 2016 and December 31, 2015.

Impaired Loans
	With No Related Allowance
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
March 31, 2016
Commercial	$—	$—	$—	$—
Real estate
Construction	926,779	926,779	928,999	15,241
Residential (1-4 family)	1,846,940	1,912,394	1,859,892	16,181
Home equity lines	428,009	446,348	428,211	1,295
Multifamily	—	—	—	—
Commercial	913,458	918,844	919,299	11,057
Consumers
Consumer and installment loans	—	—	—	—
Overdraft protection loans	—	—	—	—
Total	$4,115,186	$4,204,365	$4,136,401	$43,774
December 31, 2015
Commercial	$—	$—	$—	$—
Real estate
Construction	930,955	930,955	947,162	64,402
Residential (1-4 family)	1,850,482	1,912,515	1,942,407	63,532
Home equity lines	445,092	461,134	456,349	6,862
Multifamily	—	—	—	—
Commercial	894,603	899,189	921,147	50,773
Consumers
Consumer and installment loans	—	—	—	—
Overdraft protection loans	—	—	—	—
Total	$4,121,132	$4,203,793	$4,267,065	$185,569

	With Related Allowance
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2016
Commercial	$157,051	$157,051	$49,051	$159,166	$1,790
Real estate
Construction	115,291	115,291	25,291	115,988	3,346
Residential (1-4 family)	1,708,483	1,857,841	585,786	1,723,975	12,149
Home equity lines	946,295	946,295	633,148	947,136	5,204
Multifamily	—	—	—	—	—
Commercial	2,000,564	2,012,409	640,384	2,003,974	22,325
Consumers
Consumer and installment loans	62,602	62,602	62,602	64,157	559
Overdraft protection loans	—	—	—	—	—
Total	$4,990,286	$5,151,489	$1,996,262	$5,014,396	$45,373
December 31, 2015
Commercial	$21,448	$21,448	$21,448	$26,406	$568
Real estate
Construction	217,408	244,963	112,963	228,737	10,325
Residential (1-4 family)	1,892,831	2,032,255	568,424	1,909,161	66,605
Home equity lines	994,743	994,743	688,596	997,110	42,663
Multifamily	—	—	—	—	—
Commercial	2,006,910	2,016,187	644,162	1,699,033	60,710
Consumers
Consumer and installment loans	65,043	65,043	65,043	70,199	2,461
Overdraft protection loans	2,527	2,527	2,527	2,787	629
Total	$5,200,910	$5,377,166	$2,103,163	$4,933,433	$183,961

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

The following table presents our assets and liabilities related to continuing operations, which are measured at fair value on a recurring basis for each of the fair value hierarchy levels, as of March 31, 2016 and December 31, 2015:

	Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Assets at March 31, 2016
Investment securities—available for sale
U.S. government agency obligations	$22,919,352	$—	$22,919,352	$—
Mortgage-backed securities	954,839	—	954,839	—
Municipal securities	2,995,079	—	2,995,079	—
Mortgage loans held for sale	189,131,150	—	189,131,150	—
Derivative financial asset	3,440,793	—	3,440,793	—
Derivative financial liability	$1,545,380	$—	$1,545,380	$—
Assets at December 31, 2015
Investment securities—available for sale
U.S. government agency obligations	$26,236,245	$—	$26,236,245	$—
Mortgage-backed securities	998,389	—	998,389	—
Municipal securities	2,978,496	—	2,978,496	—
Mortgage loans held for sale	169,345,205	—	169,345,205	—
Derivative financial asset	2,105,204	—	2,105,204	—
Derivative financial liability	$368,577	$—	$368,577	$—

The following table provides quantitative disclosures about the fair value measurements of our assets related to continuing operations which are measured at fair value on a nonrecurring basis as of March 31, 2016 and December 31, 2015.

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2016
Restructured and impaired loans, net	$2,994,024	$—	$—	$2,994,024
At December 31, 2015
Restructured and impaired loans, net	$3,097,747	$—	$—	$3,097,747

There were no residential real estate properties classified as other real estate at March 31, 2016,or December 31, 2015.
The following table displays quantitative information about Level 3 Fair Value Measurements for March 31, 2016 and December 31, 2015.

	Fair Value Measurement at March 31, 2016
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Commercial	$108,000	Market comparables	Discount applied to market comparables (1)	20%
Real Estate
Construction	90,000	Market comparables	Discount applied to market comparables (1)	30%
Residential (1-4 family)	1,122,697	Market comparables	Discount applied to market comparables (1)	17%
Home equity lines	313,147	Market comparables	Discount applied to market comparables (1)	20%
Multifamily	—	Market comparables	—	100%
Commercial	1,360,180	Market comparables	Discount applied to market comparables (1)	30%
Consumer
Consumer and installment loans	—	—	—	100%
Total restructures and impaired loans	$2,994,024

	Fair Value Measurement at December 31, 2015
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Commercial	$—	Market comparables	Discount applied to market comparables (1)	100%
Real Estate
Construction	104,445	Market comparables	Discount applied to market comparables (1)	35%
Residential (1-4 family)	1,324,407	Market comparables	Discount applied to market comparables (1)	18%
Home equity lines	306,147	Market comparables	Discount applied to market comparables (1)	20%
Multifamily	—	Market comparables	Discount applied to market comparables (1)	100%
Commercial	1,362,748	Market comparables	Discount applied to market comparables (1)	30%
Consumer
Consumer and installment loans	—	Market comparables	Discount applied to market comparables (1)	100%
Total restructures and impaired loans	$3,097,747
(1) A discount percentage is applied based on age of independent appraisals, current market conditions, and experience within the local markets.
For the three months ended March 31, 2016, we recorded $0 gains and losses on the sale of other real estate owned. For the three months ended March 31, 2015, we reported no gains and a loss of $38,879. Gains or losses on sale of other real estate owned are included in foreclosed property expense.
At the time a loan secured by real estate becomes real estate owned, we record the property at fair value net of estimated selling costs. Upon foreclosure and through liquidation, we evaluate the property’s fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. No valuation adjustments related to other real estate owned were recorded in the three months ended March 31, 2016 or 2015. Adjustments, when necessary, are included in foreclosed property expense.
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
Derivative financial instruments are recorded at fair value using observable Level 2 market inputs related to:
•Loans held for sale forward sales commitments are recorded at their fair value based on the estimated number of days remaining in the IRLC at the measurement date and expected return from the secondary market. Forward mortgage loan sales commitments are recorded at their fair value based on the gain or loss that would occur if the loan were paired off with an investor at measurement date. A derivative asset of $3,440,793 and a derivative liability of $1,545,380 related to loans held for sale were recorded at March 31, 2016. At December 31, 2015, a derivative asset of $1,514,083 and a derivative liability of $1,195,405 were recorded.
Real Estate Owned is carried at the fair value less estimated selling costs. Upon foreclosure and through liquidation, we evaluate the property's fair value as compared to its carrying amount and record a valuation adjustment when the carrying amount exceeds fair value less selling costs. Any valuation adjustments at the time a loan becomes real estate owned is charged to the allowance for loan losses. Fair value is determined through an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data (Level 2). When evaluating fair value, management may discount the appraisal further if, based on their understanding of the market conditions, it is determined the collateral is further impaired below the appraisal value (Level 3). Any subsequent valuation adjustments are applied to earnings in our consolidated statements of income. We did not record any losses due to valuation adjustments for the three months ended March 31, 2016 or 2015. We recorded no losses due to valuation adjustments on real estate owned within foreclosed property expense in the year ended December 31, 2015.
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
Fair Value of Financial Instruments
The following table presents the carrying amounts and fair value of our financial instruments at March 31, 2016 and December 31, 2015. GAAP defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than through a forced or liquidation sale for purposes of this disclosure. The carrying amounts in the table are included in the balance sheet under the indicated captions.

		Fair Value Measurements at March 31, 2016, using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3	Balance
Assets
Cash and cash equivalents	$86,797,604	$86,797,604	$—	$—	$86,797,604
Investment securities available for sale	26,869,270	—	26,869,270	—	26,869,270
Mortgage loans held for sale	189,131,150	—	189,131,150	—	189,131,150
Loans held for investment (net)	841,153,269	—	—	852,849,014	852,849,014
Accrued interest receivable	2,172,860	—	2,172,860	—	2,172,860
Bank owned life insurance	10,795,735	—	10,795,735	—	10,795,735
Derivative financial assets	3,440,793	—	3,440,793	—	3,440,793
Liabilities
Deposits	$1,063,411,226	$—	$1,061,154,192	$—	$1,061,154,192
Borrowings	10,000,000	—	—	6,243,249	6,243,249
Accrued interest payable	71,222	—	71,222	—	71,222
Derivative financial liabilities	1,545,380	—	1,545,380	—	1,545,380

		Fair Value Measurements at December 31, 2015 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3	Balance
Assets
Cash and cash equivalents	$73,879,510	$73,879,510	$—	$—	$73,879,510
Investment securities available for sale	30,213,130	—	30,213,130	—	30,213,130
Loans held for sale	169,345,205	—	169,345,205	—	169,345,205
Loans held for investment (net)	820,382,106	—	—	834,345,931	834,345,931
Accrued interest receivable	2,110,108	—	2,110,108	—	2,110,108
Bank owned life insurance	10,634,814	—	10,634,814	—	10,634,814
Derivative financial assets	2,105,204		2,105,204		1,514,083
Liabilities
Deposits	$999,093,598	$—	$996,519,992	$—	$996,519,992
Borrowings	26,000,000	—	16,000,000	6,184,750	22,184,750
Accrued interest payable	104,517	—	104,517	—	104,517
Derivative financial liability	368,577	—	368,577	—	368,577
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
As of March 31, 2016, 1,818,460 shares were available for grants under all plans. A total of 437,440 shares are outstanding, all of which are non-vested restricted stock, subject to outstanding awards under the 2006EIP and 1999ISO. Restricted stock typically vests over a 60 month period. Total compensation costs are recognized over the service period to vesting.
No additional options were granted in the periods covered. There were no options outstanding in the first quarter of 2016. There were 18,999 options exercised in the first quarter of 2015. No options on shares were forfeited in the first quarter of 2016 or 2015.
Compensation expense related to our restricted stock totaled $215,763 in the first quarter of 2016. Remaining vesting periods are between 3 and 57 months with unrecognized remaining compensation expense of $2,224,025. We issued no shares of restricted stock in the first quarter of 2016. No shares vested in the first quarter of 2016. There were 3,600 shares forfeited in the first quarter of 2016.
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
In the event of early payment default, Monarch has recorded a reserve for loan repurchases which totaled $3,270,361 at March 31, 2016 and $3,287,667 at December 31, 2015. Our reserve for loan repurchases is not a part of our loan loss reserve and is carried in other liabilities. This reserve, which is an estimate of the potential for losses based on investor contracts, is not an indication that losses will occur and is periodically analyzed and adjusted through income.
We do not have other reportable operating segments. (The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of our annual 10-K.) All inter-segment sales prices are market based.
Segment information for the three months ended March 31, 2016 and 2015 is shown in the following tables.

Selected Financial Information

Community Banking Segment
	Quarter Ended March 31,
Income:	2016	2015
Interest income	$12,106,934	$10,999,638
Non-interest income	1,311,126	1,214,983
Total operating income	13,418,060	12,214,621
Expenses:
Interest expense	(912,119)	(737,081)
Provision for loan losses	—	(250,000)
Personnel expense	(4,239,267)	(4,673,468)
Other non-interest expenses	(3,061,018)	(3,047,925)
Total operating expenses	(8,212,404)	(8,708,474)
Income before income taxes	5,205,656	3,506,147
Provision for income taxes	(1,903,459)	(1,273,769)
Less: Net income attributable to non-controlling interests	(12,430)	(15,905)
Net income attributable to community banking segment	$3,289,767	$2,216,473

Mortgage Banking Segment
	Quarter Ended March 31,
Income:	2016	2015
Interest income	$1,411,908	$1,307,036
Non-interest income	17,742,535	18,294,663
Total operating income	19,154,443	19,601,699
Expenses:
Interest expense	(1,101,016)	(921,104)
Personnel expense	(13,158,454)	(13,471,018)
Other non-interest expenses	(4,302,382)	(4,496,033)
Total operating expenses	(18,561,852)	(18,888,155)
Net operating income	592,591	713,544
Forward rate commitments and unrealized hedge gain	665,109	1,267,129
Income before income taxes	1,257,700	1,980,673
Provision for income taxes	(459,881)	(719,571)
Less: Net income attributable to non-controlling interests	(30,877)	(16,368)
Net income attributable to mortgage banking segment	$766,942	$1,244,734

Consolidated Statements of Income
	Quarter Ended March 31,
Income:	2016	2015
Interest income	$12,417,826	$11,385,570
Non-interest income	20,329,434	22,266,163
Total operating income	32,747,260	33,651,733
Expenses:
Interest expense	(912,119)	(737,081)
Provision for loan losses	—	(250,000)
Personnel expense	(17,873,752)	(19,039,414)
Other non-interest expenses	(7,498,033)	(8,138,418)
Total operating expenses	(26,283,904)	(28,164,913)
Income before income taxes	6,463,356	5,486,820
Provision for income taxes	(2,363,340)	(1,993,340)
Less: Net income attributable to non-controlling interests	(43,307)	(32,273)
Net income attributable to Monarch Financial Holdings, Inc.	$4,056,709	$3,461,207

Elimination entries:
Interest income			(1,101,016)	(921,104)
Interest expense			1,101,016	921,104
Non-interest income			(1,275,773)	(2,756,517)
Personnel expense			476,031	894,928
Other non-interest expenses			134,633	594,460
Forward rate commitments and unrealized hedge gain (loss)			(665,109)	(1,267,129)

	Community Banking	Mortgage Banking	Elimination entries	Consolidated
Segment Assets
March 31, 2016	$1,028,854,561	$215,838,288	$(32,185,481)	$1,212,507,368
December 31, 2015	$996,432,802	$192,062,857	$(27,047,504)	$1,161,448,155
Capital Expenditures
March 31, 2016	$26,434	$82,199	$—	$108,633
December 31, 2015	$1,359,215	$424,271	$—	$1,783,486

NOTE 10. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets with indefinite lives are recorded at cost and reviewed at least annually for impairment based on evidence of certain impairment indicators. Intangible assets with identifiable lives are amortized over their estimated useful lives. The were no intangible assets at March 31, 2016.
Information concerning goodwill is presented in the following table:

	March 31, 2016	December 31, 2015
Goodwill	$775,000	$775,000

Goodwill is related the acquisition of a Maryland mortgage office plus certain other mortgage related assets in August 2007. Intangible assets related to this acquisition were fully amortized in 2014.

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company's practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage derivatives are not designated in hedge relationships. At March 31, 2016, the Company had approximately $251 million of interest rate lock commitments and $369 million of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $3,440,793 and a derivative liability of $1,545,380. At year-end 2015, the Company had approximately $227 million of interest rate lock commitments and $244 million of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $2,105,204 and a derivative liability of $368,577. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.
The net gains (losses) relating to free-standing derivative instruments used for risk management are summarized below as of March 31:

	Location	March 31, 2016	March 31, 2015
Forward contracts related to mortgage loans held for sale	Mortgage banking revenue	$(570,179)	$(394,324)
Interest rate lock commitments	Mortgage banking revenue	$1,235,290	$1,661,453

The following table reflects the amount and market value of mortgage banking derivatives included in the Consolidated Statements of Condition as of the period end:

	March 31, 2016		December 31, 2015
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Included in other assets (1)
Forward contracts related to interest rate lock commitments and mortgage loans held for sale (2)	$73,880,034	$263,199	$145,232,095	$615,123
Interest rate lock commitments	246,671,447	3,154,781	210,260,999	1,490,081
Hedge positions	55,750,000	22,813	—	—
Total included in other assets		$3,440,793		$2,105,204

Included in other liabilities (1)
Forward contracts related to interest rate lock commitments and mortgage loans held for sale (2)	$295,314,954	$994,010	$98,680,765	$238,583
Interest rate lock commitments	4,510,785	58,831	16,489,999	76,856
Hedge positions	78,358,191	492,539	76,632,817	53,138
Total included in other assets		$1,545,380		$368,577

(1)	The Notional amount of mortgage banking derivatives is an off balance sheet item and only the fair value of the derivatives is recorded within the Consolidated Statements of Condition.

(2)
Certain forward sales commitments do no qualify under applicable accounting guidance as derivative instruments; however, the Company has elected the fair value option under ASC 825-10-15-4(b) for the loans held for sale portfolio and thus fair value adjustments have been recorded in the derivative asset and derivative liability as presented above.

NOTE 12. LOW INCOME HOUSING TAX CREDITS
The Company has invested in two housing equity funds at March 31, 2016 and December 31, 2015. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. One housing equity investment is still in the formation stages so annual capital calls and tax credits are undetermined at this date. The Company accounts for these investments under the proportional amortization method and at March 31, 2016 and December 31, 2015, the investment in these funds, recorded in other assets on the consolidated statement of condition, was $933,842 and $944,475, respectively, with $10,633 of tax credits and other tax benefits related to these investments recognized on the consolidated statements of income in the first quarter of 2016, and $0 as of March 31, 2015. Total projected tax credits to be received for 2016 are $41,267, based on the most recent quarterly estimates received for the fully established fund. Additional capital calls expected for the funds totals $949,000 at March 31, 2016 and December 31, 2015, and are included in other liabilities on the consolidated statement of condition.
NOTE 13. COMMON STOCK REPURCHASE

On September 24, 2015 we announced the Board of Monarch Financial Holdings, Inc., had approved the repurchase of up to five percent, or approximately 653,400 shares, of the Company's outstanding common stock. The repurchase program, which will expire September 22, 2016, may be conducted through open market purchases or privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors.
Actual repurchase activity was conducted between October 1, 2015 and December 31, 2015 at a total cost of $797,919. There were 0 shares of common stock repurchased in the first quarter of 2016 and 65,590 shares of common stock repurchased through December 31, 2015. There were 587,810 shares of common stock available for future purchase at March 31, 2016 and December 31, 2015.

Period 2015	Total Number of Common Shares Repurchased	Total Remaining Common Shares Available for Repurchase
October 1 through October 31	23,290	630,110
November 1 through November 23	42,300	587,810

NOTE 14. SUBSEQUENT EVENT

On April 21, 2016, we announced the Board had approved a quarterly common stock cash dividend of $0.09 per share for common shareholders of record on May 10, 2016, payable on May 27, 2016.

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
These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of our management and on information available at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected include the following:

•
Costs and difficulties related to the proposed merger, including, among other things, the integration of our business with TowneBank, the inability to retain key personnel, competitive response to the proposed merger, or potential adverse reactions of changes to business or employee relationships could be more significant than we anticipate, resulting in higher costs or reduced benefits.

•	Failure of the merger to be completed on the proposed terms and schedule, or at all.

•	General economic conditions may deteriorate and negatively impact the ability of borrowers to repay loans and depositors to maintain balances.

•	Changes in interest rates could reduce income.

•	Competitive pressures among financial institutions may increase.

•	The businesses that we are engaged in may be adversely affected by legislative or regulatory changes, including changes in accounting standards.

•	New products developed or new methods of delivering products could result in a reduction in our business and income.

•	Adverse changes may occur in the securities market.

•	Other factors described from time to time in our reports with the Securities and Exchange Commission.
This section should be read in conjunction with the description of our “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

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
Our critical accounting policies are listed below. A summary of our significant accounting policies is set forth in Item 8, Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Derivative Financial Instruments
We may use derivatives to manage risks related to interest rate movements. Interest rate swap contracts designated and qualifying as cash flow hedges are reported at fair value. The gain or loss on the effective portion of the hedge initially is included as a component of other comprehensive income and is subsequently reclassified into earnings when interest on the related debt is paid. We document our risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. Our interest rate risk management strategy is to stabilize cash flow requirements by maintaining interest rate swap contracts to convert variable-rate debt to a fixed rate. We did not hold any interest rate swap contracts at March 31, 2016 or December 31, 2015. We do not hold or issue derivative financial instruments for trading purposes.
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
We participated in a “mandatory” delivery program for mortgage loans in all periods presented. Under the mandatory delivery system, loans with interest rate locks are paired with the sale of a notional security bearing similar attributes. Interim income or loss on the pairing of the loans and securities is recorded in mortgage banking income on our income statement. In addition, at the time the loan is delivered to an investor, matched securities are repurchased and a gain or loss on the pairing is recorded in mortgage banking income on our income statement. We had $98.6 million in the mandatory delivery program at March 31, 2016 and $72.8 million at December 31, 2015.

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

RESULTS OF OPERATIONS
Net Income
Our consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries, after all significant inter-company transactions have been eliminated. Net income attributable to our non-controlling interests were deducted from net income to arrive at net income attributable to Monarch Financial Holdings. Non-controlling interests' net income was $43 thousand and $32 thousand in the first quarters of 2016 and 2015, respectively. The ensuing references and ratios are related to net income attributable to Monarch Financial Holdings, Inc., (hereon referred to as "net income") after net income attributable to non-controlling interests has been deducted.
Net Income Attributable to Monarch Financial Holdings, Inc.

	For the Three Months Ended March 31,
	2016	2015
Net income	$4,100,016	$3,493,480
Less: Net income attributable to non-controlling interests	(43,307)	(32,273)
Net income attributable to Monarch Financial Holdings, Inc.	$4,056,709	$3,461,207
Net income for the first quarter ended March 31, 2016 was $4.1 million, an increase of $596 thousand or 17.2% over the same quarter in 2015. Basic and diluted earnings per share for the first quarter of 2016 and 2015 were $0.34 and $0.29, respectively. Two important and commonly used measures of profitability are return on assets (net income as a percentage of average total assets) and return on equity (net income as a percentage of average stockholders’ equity). Our annualized return on assets (ROA) for the three months ended March 31, 2016 was 1.42%, compared to 1.31% in 2015. Our annualized return on equity (ROE) for the first quarter of 2016 was 13.73% compared to 12.98% in 2015.
Net interest income increased $857 thousand driven by an increase in interest income. Non-interest income declined $1.9 million and non-interest expense declined $1.8 million. Lower mortgage banking income and related commissions were the primary source of the declines on both non-interest income and non-interest expense.
We did not record a loan loss provision in the first quarter of 2016 but recorded a loan loss provision of $250 thousand in the first quarter of 2015. We reported recoveries in excess of charge offs of $14 thousand in the first quarter of 2016 and net charge offs of $555 thousand in the first quarter of 2015.
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
The Federal Reserve Bank’s Federal Open Market Committee (FOMC), which shapes monetary policy through managing the short term money supply with the Federal Funds Rate and long term rates through the purchase and sale of various types of securities, increased the the Federal Funds Rate in December 2015 by 0.25%. This was the first short term rate increase since June 2006. While this increase has had a marginal impact on short term interest income and expense, long term rates have been less impacted because of global economics. Economic instability and uncertainties, primarily in Europe and Asia, have impacted long term rates as many foreign investors continue to purchase U.S. Treasuries in a flight to safety. These purchases keep the money supply flowing and long term rates low, despite FOMC efforts. Predictions about the next possible rate increase vary, but the general consensus is there will be at least one more 0.25% increase in 2016. Competition between banks and other lending sources for high quality loans remains strong with borrowers targeting longer term funding at, or below, the current market rates. Many lenders are accepting these terms while offering higher interest rates on the funding side. Through all of this Monarch has been maintaining the discipline that has kept credit quality strong and earnings consistent throughout our history and we believe our balance sheet is adequately positioned for a response to any rate changes that occur.
Net interest income was $11.5 million in the first quarter of 2016 compared to $10.6 million, one year prior. This is an $857 thousand, or 8.1% increase over the first quarter of 2015. Interest income increased $1.0 million, or 9.1% driven by an $849 thousand increase in interest and fees on loans held for investment (LHFI). Interest expense also increased in the first quarter of 2016 by $175 thousand, or 23.7%, driven by an $186 thousand increase in interest expense on deposits.
Our greatest earning assets are loans which are comprised of two major portfolio classifications: mortgage loans held for sale (LHFS) and loans held for investment (LHFI). Both portfolios provided growth in interest income in the first quarter of 2016 compared to 2015.
LHFI are commercial, real estate, and consumer loans originated and maintained on the Bank's books. Average loans were $834 million in the first quarter of 2016, an increase of $68 million compared to $765 million in the first quarter of 2015. Interest income increased $849 thousand in the quarter compared to 2015. Average yield decreased 5 basis point in the first quarter of 2016 to 5.16% compared to 5.21% in 2015.
LHFS, which are residential mortgages originated by our mortgage division and sold to investors, earn interest while on our books but at rates typically lower than our loans held for investment portfolio. This portfolio is also subject to greater fluctuations in outstanding balances due to a combination of market demand, economic conditions and the prevailing mortgage rates. Mortgage balances in the first quarter of 2016 were $30 million less than the first quarter of 2015. Despite lower volume, interest income on our mortgage loans held for sale was $1.4 million in the first quarter of 2016, $105 thousand, or 8.0% higher than the first quarter of 2015. Average yield increased 11basis points to 4.01% in the first quarter of 2016 compared to 3.90% in 2015.
Income on all other interest bearing assets increased $34 thousand in 2016 compared to 2015. The increase was volume driven with greatest growth in securities and deposits in other banks.
Interest expense increased $175 thousand, or 23.7% in the first quarter of 2016 compared to 2015, driven by interest expense on money market savings and time deposits. Interest-bearing deposit volume increased $39.8 million to $719.8 million from $679.9 million. Average volume in money market accounts declined $6.1 million while interest expense on these accounts increased $71 thousand due to a 9 basis point increase in rates to 0.39% from 0.30%. Time deposit volume increased $114 million, on average while interest rates increased 7 basis points to 0.68% from 0.61%. Average borrowing volume declined $9.4 million while the average cost of borrowing increased 67 basis points, driven by an increase in LIBOR rates associated with our trust preferred borrowing. Interest bearing liabilities increased 7 basis points to 0.50% from 0.43%, one year prior.
For analytical purposes, net interest income is adjusted to a taxable equivalent basis to recognize the income tax savings on tax-exempt assets, such as bank owned life insurance (BOLI) and company owned life insurance (COLI) and state and municipal securities. A tax rate of 35% was used in both 2016 and 2015 when adjusting interest on BOLI, COLI and tax-exempt securities to a fully taxable equivalent basis. The difference between rates earned on interest-earning assets (with an adjustment made to tax-exempt income to provide comparability with taxable income, i.e. the FTE adjustment) and the cost of the supporting funds is measured by net interest margin.
Our net interest rate spread on a tax-equivalent basis decreased 9 basis points in the quarter to 4.10% from 4.19% in 2015. Our net interest margin for the first quarter of 2016 was 4.27%, a decrease of 5 basis points from 4.32% in 2015.
BOLI and COLI have been included in interest earning assets. We purchased $6.0 million in BOLI in 2005, an additional $2.0 million in BOLI during the third quarter of 2014. In 2015 we purchased an additional $255 thousand in BOLI and $449 thousand in COLI. We have purchased $121 thousand in COLI through the first quarter of 2016. Volatility in the market can impact COLI yield and has adversely impacted the yield through 2016. Income on BOLI and COLI is not subject to federal income tax, giving it a tax-effective yield of 2.33% for the first quarter of 2016 compared to 4.37% in 2015.
The following tables set forth average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and the related income, expense and corresponding weighted average yields and costs.

The following is an analysis of net interest income, on a taxable equivalent basis.

NET INTEREST INCOME ANALYSIS
(in thousands)

For the Quarter Ended March 31,
	2016			2015			2014
	Average Balance	Income/ Expense	Yield Rate (1)	Average Balance	Income/ Expense	Yield Rate (1)	Average Balance	Income/ Expense	Yield Rate (1)
ASSETS
Securities, at amortized cost (2)	$29,428	$115	1.57%	$21,107	$94	1.81%	$27,800	$81	1.18%
Loans, held for investment	833,853	10,690	5.16%	765,635	9,840	5.21%	698,645	9,479	5.50%
Mortgage loans, held for sale	141,478	1,412	4.01%	136,084	1,307	3.90%	70,856	773	4.42%
Federal funds sold	3,295	4	0.49%	16,481	8	0.20%	72,318	40	0.22%
Dividend-earning restricted equity securities	3,432	45	5.27%	3,633	39	4.35%	3,622	30	3.36%
Deposits in other banks	68,760	156	0.91%	56,713	102	0.73%	30,257	36	0.48%
Bank owned life insurance (2)	10,698	62	2.33%	9,736	105	4.37%	7,432	89	4.86%
Total earning assets	1,090,944	12,484	4.60%	1,009,389	11,495	4.62%	910,930	10,528	4.69%
Less: Allowance for loan losses	(8,694)			(8,891)			(9,085)
Nonperforming loans	3,952			6,016			6,073
Other non-earning assets	63,238			64,067			62,897
Total assets	$1,149,440			$1,070,581			$970,815
LIABILITIES and STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Demand	$59,870	$17	0.11%	$54,776	$17	0.13%	$49,265	$19	0.16%
Savings	19,064	14	0.30%	19,931	13	0.26%	22,743	22	0.39%
Money market savings	359,278	345	0.39%	364,473	274	0.30%	371,388	349	0.38%
Time deposits	281,563	478	0.68%	240,764	364	0.61%	200,342	444	0.90%
Total interest-bearing deposits	719,775	854	0.48%	679,944	668	0.40%	643,738	834	0.53%
Borrowings	11,652	58	2.00%	21,049	69	1.33%	11,174	137	4.97%
Total interest-bearing liabilities	731,427	$912	0.50%	700,993	$737	0.43%	654,912	$971	0.60%
Non-interest-bearing liabilities
Demand deposits	283,531			246,041			205,231
Other non-interest-bearing liabilities	15,624			15,373			12,298
Total liabilities	1,030,582			962,407			872,441
Stockholders’ equity	118,858			108,174			98,374
Total liabilities and stockholders’ equity	$1,149,440			$1,070,581			$970,815
Net interest income (2)		$11,572			$10,758			$9,557
Interest rate spread (2)(3)			4.10%			4.19%			4.09%
Net interest margin (2)(4)			4.27%			4.32%			4.25%

(1)	Yields are annualized and based on average daily balances.

(2)	Income and yields are reported on a taxable equivalent basis assuming a federal tax rate of 35%, with a $26,760 adjustment for 2016, a $41,828 adjustment for 2015 and a $36,355 adjustment for 2014.

(3)	Represents the differences between the yield on total average earning assets and the cost of total interest-bearing liabilities.

(4)	Represents the ratio of net interest-earnings to the average balance of interest-earning assets.

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
RECONCILIATION OF NET INTEREST INCOME
TO TAX EQUIVALENT INTEREST INCOME

Non-GAAP	For the Quarter Ended March 31,
	2016	2015	2014
Interest income:
Total interest income	$12,417,826	$11,385,570	$10,434,083
Bank owned life insurance	39,990	67,954	57,773
Tax equivalent adjustment (35% tax rate)
Bank owned life insurance	21,533	36,591	31,109
Municipal securities	5,227	5,237	5,246
Adjusted income on earning assets	12,484,576	11,495,352	10,528,211
Interest expense:
Total interest expense	912,119	737,081	971,112
Net interest income—adjusted	$11,572,457	$10,758,271	$9,557,099

Adjusted net interest income increased $814 thousand in the first quarter of 2016 compared to 2015. Net interest income in 2015 was $1.2 million higher than 2014. Interest income increased $990 thousand in the 2016 and 967 thousand in 2015 when compared to prior year. Interest expense increased $175 thousand in 2016 compared to 2015 interest expense after declining $233 thousand in 2015 compared to 2014.
Changes in Net Interest Income (Rate/Volume Analysis)
Net interest income is the product of the volume of average earning assets and the average rates earned, less the volume of average interest-bearing liabilities and the average rates paid. The portion of change relating to both rate and volume is allocated to each of the rate and volume changes based on the relative change in each category.
Interest earning asset growth provided $984 thousand in interest earnings in 2016 while changes in rate provided an additional $5 thousand for a total contribution of $989 thousand. The primary contributor to this increase was our loans held for investment portfolio which provided an additional $850 thousand in interest in 2016. Loans held for sale contributed an additional $105 thousand.
Interest expense increased $175 thousand in the first quarter of 2016 driven by increased rates. Interest expense on deposits increased $186 thousand, $123 thousand of which was due to increases in rates during the quarter. Money market and time deposit accounts were the source of the increase.
Interest income growth in 2015 compared to 2014 was driven by volume. Interest income increased $967 thousand due to growth in both loans held for sale and loans held for investment. A portion of the interest benefit related to growth was reduced due to lower yields on the new volume. Interest expense declined $234 thousand in 2015 compared to 2014 driven by lower rates on money market and time deposit accounts and borrowings.
The following table analyzes the changes in both rate and volume components of net interest income on a tax equivalent basis.

RATE / VOLUME ANALYSIS
(in thousands)

	For the Quarter Ended March 31,
	2016 vs. 2015			2015 vs. 2014
	Interest Increase (Decrease)	Change Attributable to		Interest Increase (Decrease)	Change Attributable to
		Rate	Volume		Rate	Volume
Interest income
Securities	$21	$(13)	$34	$13	$36	$(23)
Loans held for investment	850	(25)	875	361	(517)	878
Mortgage loans held for sale	105	52	53	534	(102)	636
Federal funds sold	(4)	6	(10)	(32)	(4)	(28)
Dividend-earning restricted equity securities	6	8	(2)	9	9	—
Deposits in other banks	54	30	24	66	24	42
Bank owned life insurance	(43)	(53)	10	16	(10)	26
Total interest income	$989	$5	$984	$967	$(564)	$1,531

Interest expense
Deposits:
Demand	$—	(2)	2	$(2)	(4)	2
Savings	1	2	(1)	(9)	(7)	(2)
Money market	71	75	(4)	(75)	(69)	(6)
Time	114	48	66	(80)	(159)	79
Total deposits	186	123	63	(166)	(239)	73
Borrowings	(11)	27	(38)	(68)	(141)	73
Total interest expense	175	150	25	(234)	(380)	146
Net interest income	$814	$(145)	$959	$1,201	$(184)	$1,385

Non-Interest Income
Non-interest income was $20.3 million in the first quarter of 2016, a decrease of $1.9 million, or 8.7% from the first quarter of 2015. Mortgage banking income, which is our largest source of non-interest income, was the primary source of the change. Non-interest income is broken out into more detail in the following table.

NON-INTEREST INCOME

	For the Quarter Ended March 31,
	2016	2015
Mortgage banking income	$19,018,308	$21,063,679
Service charges and fees	500,139	516,554
Title company income	215,603	232,771
Bank owned life insurance income	39,990	67,954
Investment and insurance commissions	478,576	344,126
(Loss) gain on sale of assets	(97)	35,011
Other	76,915	6,068
	$20,329,434	$22,266,163
Mortgage banking income represents fees from originating and selling residential mortgage loans. Mortgage banking income declined $2.0 million in the first quarter due to lower volume. The following table summarizes quarterly mortgage loan production for the first quarter of 2016 compared to 2015.

Mortgage Banking Income
	2016			2015
	Number	Dollar Volume (000s)	Purchase	Number	Dollar Volume (000s)	Purchase
First Quarter	1,766	$457,891	70.3%	1,840	$487,423	53.0%
Second Quarter	—	—	—%	2,356	605,599	66.0%
Third Quarter	—	—	—%	2,053	527,514	82.7%
Fourth Quarter	—	$—	—%	1,768	$468,606	75.7%
Year to Date	1,766	$457,891	70.3%	8,017	$2,089,142	72.3%
Investment and insurance income increased $134 thousand in the first quarter of 2016. Income from Monarch Bank Private Wealth ("MBPW") is derived from a combination of new business and fees on existing business. MBPW offers products and services and asset management through affiliation with Raymond James Financial Services, Inc.
Service charges and fees on deposit accounts declined $16 thousand in the first quarter of 2016 compared to 2015 driven by lower service charges. The primary components of service charges and fees are non-sufficient fund and overdraft fees and ATM transaction fees and merchant service fees. Income growth is attributable to increases in our demand deposit products, year over year and increased merchant service income. We offer a credit card product through a third party vendor which has added to fee income. Monarch has an agreement with a third-party vendor to brand ATMs in Food Lion grocery stores in southeast Virginia and northeast North Carolina. In return for supplying the cash for the machines and paying the machines’ cash servicing fees, we receive a portion of the transaction surcharge, and our customers can withdraw cash from the machines without a fee or transaction surcharge. We have 12 ATMs located at our banking center sites. Combined with our third-party vendor relationship, our network includes 50 active branded ATMs.
Through Monarch Investment, LLC, we own a 75% interest in a title company, Real Estate Security Agency, LLC (RESA), which is being treated as a consolidated entity for accounting purposes. RESA's income declined $17 thousand in the first quarter of 2016 compared to 2015 driven by lower volume.
Income from bank owned life insurance (BOLI) and company owned life insurance (COLI) declined $27 thousand in the quarter when compared to 2015 due to market volatility associated with COLI and the purchase of additional insurance discussed previously.
Non-interest Expense
Total non-interest expenses declined $1.8 million to $25.4 million in the first quarter of 2016 compared to 2015. Net overhead expense, which is the difference between non-interest income and non-interest expense, declined $131 thousand in the first quarter of 2016 when compared to prior year.
The following table summarizes our non-interest expense for the periods indicated:

NON-INTEREST EXPENSE

	For the Quarter Ended March 31,
	2016	2015
Salaries and employee benefits	$10,142,860	$9,594,276
Commissions and incentives	7,730,892	9,445,138
Loan expense	1,793,662	2,458,663
Occupancy expenses, net of rental income	1,453,405	1,446,833
Furniture and equipment expense	820,076	841,675
Marketing expense	774,401	746,227
Data processing services	613,954	629,750
Professional fees	525,258	258,601
Telephone	351,731	325,746
FDIC Insurance	131,099	134,741
Stationery and supplies	86,941	114,986
Virginia Franchise Tax	224,481	207,869
Postage and shipping	80,823	100,733
Travel expense	148,224	128,944
ATM expense	90,842	90,400
Insurance expense	40,749	110,739
Title expense	31,189	38,495
Other real estate expense	—	16,402
Rental income, other real estate	—	(1,955)
Loss on sale of other real estate, net	—	38,879
Other	331,198	450,690
	$25,371,785	$27,177,832
Employee compensation; in the form of salaries, benefits, commissions and incentives, represent approximately 70.5% of non-interest expense in the first quarter of 2016 compared to 70.1% in 2015. The number of full time equivalent employees at March 31, 2016 totaled 648 compared to 642 one year prior. Salaries and benefits increased $549 thousand, quarter over quarter driven by annual salary increases and profit sharing compensation expense. A change in the compensation mix of several highly compensated employees made later in 2015 also contributed to higher salary expense. Commissions and incentives decreased $1.7 million in the quarter driven by lower mortgage loans held for sale production and modifications made to that compensation in light of the pending merger with TowneBank. A significant number of our mortgage division employees are commission based.
Professional fees increased quarter over quarter because of changes made after the first quarter of 2015 with regard to outsourced audits which resulted in higher expenses. Director fees increased in 2016 compared to 2015 due a change in the timing of certain compensation. Loan expense is driven by the mortgage volume which, as previously noted, is down quarter over quarter.
We do not have any properties in other real estate at March 31, 2016. We had one property in other real estate at March 31, 2015. During the first quarter of 2015, one property was moved to other real estate and another property was sold at a loss of $38,879.
The following summary identifies non-interest expenses with the most significant quarter-over-quarter change.

	Change - Increase (Decrease) For the Three Months Ended September 30, 2015
	Dollars	Percentage
Salaries and employee benefits	$548,584	5.7%
Professional fees	266,657	103.1%
Loan expense	(665,001)	(27.0)%
Commissions and incentives	(1,714,246)	(18.1)%
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
The following summary identifies the components in non-interest income and non-interest expense related to forward rate commitments and unrealized hedge gain (loss) found in our consolidated statements of income with offset in our consolidated statements of condition:

	Quarter Ended March 31,
Non-interest income:	2016	2015
Hedge income (loss)	$(153,591)	$(456,064)
Mark to market hedge income (loss)	(416,588)	61,740
Rate lock income (expense)	1,845,952	3,150,841
Change in non-interest income	1,275,773	2,756,517
Non- interest expense:
Rate lock commissions	(476,031)	(894,928)
Rate lock loan expense	(134,633)	(594,460)
Change in non-interest (expense)	(610,664)	(1,489,388)
Forward rate commitments and unrealized hedge gain (loss)	665,109	1,267,129
Income Taxes
Our federal income tax provision was $2.3 million in the first quarter of 2016 compared to $2.0 million in the first quarter of 2015. State income tax provision for the states of Maryland, North Carolina and South Carolina totaled $106 thousand in both quarters.
BOLI income and certain municipal securities are not subject to federal income tax. We had tax exempt income of $80 thousand in the first quarter of 2016 and $78 thousand in the first quarter of 2015.
Certain expenses related to marketing and executive retirement plans are non-deductible for tax purposes. These non-deductible expenses totaled $307 thousand and $115 thousand in the first quarter of 2016 and 2015, respectively.
The table below presents a summary of income taxes and the effective tax rate for quarters ended March 31, 2016 and 2015.

Income Tax Summary
	For the Quarter Ended March 31,
	2016	2015
Income tax provision	$2,363,340	$1,993,340
Less: state tax provision	105,840	105,840
Federal tax provision	$2,257,500	$1,887,500

Net income before tax	$6,463,356	$5,486,820

Effective federal tax rate	34.9%	34.4%

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
GENERAL
Total assets were $1.213 billion at March 31, 2016, a $51.1 million or 4.4% increase compared to assets of $1.161 billion at December 31, 2015. Total cash and cash equivalents were $86.8 million, an increase of $12.6 million or 17.5% over year end 2015. Mortgage loans held for sale increased $19.8 million or 11.7% and loans held for investment increased $20.8 million or 2.5%. Investment securities declined $3.3 million or 11.1%.
Cash and cash equivalents, which fluctuate daily based on our liquidity levels and mortgage settlement activity, increased $12.6 million. This increase is due to a $12.6 million increase in federal funds sold. Interest bearing bank balances increased $1.0 million. Included in interest bearing bank balances are fixed rate deposits which have maturities between one month and five years. These fixed rate deposits, which were $29.0 million at March 31, 2016, have declined $800 thousand since year end 2015.
Our mortgage loans held for sale portfolio represents mortgage loans that have been closed and are awaiting investor funding. A majority of our mortgage loans are pre-sold. These loans typically remain on our books for thirty to forty-five days. Outstanding balances, which are dependent on the current mortgage market, the timing of closings, and investor turn around, may fluctuate significantly between periods. However, general production levels typically decline in the later part of the year and increase with the approach of spring months. Outstanding loans increased $19.8 million when compared to December 2015 quarter end. Our loans held for investment portfolio which is comprised primarily of commercial loans and real estate loans increased $20.8 million in the first three months of 2016. The majority of this growth was in real estate construction, 1-4 family residential real estate and commercial real estate loans.
During the first three months of 2016, we purchased an additional $120 thousand in company owned life insurance (COLI). Income from BOLI and COLI is not subject to federal income tax. Restricted equity securities include stock in the Federal Reserve, Federal Home Loan Bank and other bankers' banks. The level of stock we retain is subject to evaluation by the various entities and may result in a periodic increase or decrease in share level. Our stock in the Federal Home Loan Bank decreased due to low borrowing levels. Investment securities declined $3.3 million due to security calls. With the impending merger, we are not purchasing additional investment securities.
Total liabilities were $1.09 billion at March 31, 2016, an increase of $47.7 million or 4.6% from December 31, 2015 liabilities of $1.04 billion. Total deposits, which are our primary funding source, increased $64.3 million to $1,063.4 million at March 31, 2016 compared to $999.1 million at year-end 2015. Total borrowings declined $16.0 million at March 31, 2016 compared to December 31, 2015.
Non-interest bearing demand deposits increased $16.4 million or 5.9% in the first quarter of 2016, interest bearing demand increased $790 thousand or 1.1% and time deposits increased $49.2 million or 18.5%. Money market accounts declined $955 thousand and savings deposits declined $1.1 million.
Our non-interest bearing deposits represent 27.9% and 28.0% of our total deposits at March 31, 2016 and December 31, 2015, respectively. Commercial and small business checking accounts comprise the largest percentage of non-interest bearing demand deposits. At March 31, 2016, commercial checking accounts increased $12.3 million over December 31, 2015 and at $187.2 million were 63% of non-interest bearing demand. Attorney escrow accounts increased $12.6 million to $29.7 million and 10% of non-interest bearing demand in the first quarter of 2016. Escrow accounts ordinarily house real estate funds, which makes them sensitive to the growth within the real estate market. Small business checking accounts declined $6.6 million to $54.6 million, 18% of non-interest bearing demand. We are primarily a business bank and, as such, have focused our efforts on obtaining company operating accounts, which are demand deposit accounts. Our focus on the business sector, coupled with the growth in business operating accounts, has resulted in continued growth in demand deposits.
Interest bearing demand deposits increased $790 thousand from December 31, 2015. Interest bearing demand deposits represent 9.1% of interest bearing deposits. Money market and time deposits ("CDs") represent 88.5% and savings deposits represent 2.4%, of interest bearing deposits. Money market deposits, which were $363.9 million at March 31, 2016, decreased $955 thousand since December 31, 2015. Brokered money market deposit accounts are included in our money market totals at both March 31, 2016 and December 31, 2015 and declined $952 thousand since year end. We have been managing money market account growth through pricing of our multi-tiered money market product, while keeping rates attractive and highly competitive in the market. Money market accounts are the most suitable product for individuals who typically invest in non-bank products because rates are higher than demand and savings accounts but they have withdrawal features more flexible than CDs. These account features make money market accounts more subject to fluctuation based on market conditions.
Outstanding CDs increased $49.2 million to $314.8 million at March 31, 2016 compared to December 31, 2015. Included in CDs are brokered CDs which are used along with our brokered money market accounts and Federal Home Loan Bank ("FHLB") borrowings to fund our loans held for sale portfolio. The majority of these brokered CDs are Certificate of Deposit Account Registry Service® (CDARS), which are typically short term, with maturities of between 4 and 13 weeks. However, we also house certain municipal deposits in CDARS because of the additional deposit insurance protection offered by the product. Brokered deposits increased $47.7 million at March 31, 2016 compared to December 31, 2015. Our remaining CD portfolio increased $1.5 million in the quarter. We do not actively promote our CD products as CD shoppers typically expect higher interest rates. We have focused on relationship pricing for CDs, with non-clients receiving lower rates for CDs than existing clients, thereby encouraging relationships which are beneficial to both the Bank and our clients.
Borrowings at the FHLB declined $16.0 million at March 31, 2016 compared to December 31, 2015 due to our moving LHFS funding to lower cost CDARs. When advantageous to pricing and margin management, we utilize this borrowing source to fund our loans held for sale portfolio along with CDARs.
Excluding brokered deposits, our loans held for investment to deposit ratio was 95.9% and 99.4% for March 31, 2016 and December 31, 2015, respectively.
Stockholders’ equity was $121.0 million at March 31, 2016, compared to $117.7 million at December 31, 2015. Components of the increase in stockholders’ equity include net income of $4.1 million, decrease in unrealized losses in other comprehensive income of $103 thousand, stock based compensation totaling $216 thousand, offset by common stock dividend payments of $1.1 million, and distributions to non-controlling interests of $31 thousand.

Loans Held for Investment
Our lending activities are our principal source of income. Loans held for investment, net of unearned income, increased $20.8 million or 2.5% in the first three months of 2016. Our allowance for loan losses increased $14 thousand after net recoveries of $14 thousand.
The following table provides a breakdown, by segment of our loans held for investment at March 31, 2016 and December 31, 2015.

LOANS HELD FOR INVESTMENT

	March 31, 2016	December 31, 2015
Commercial	$156,582,498	$158,072,698
Real estate
Construction	209,408,683	190,422,992
Residential (1-4 family)	116,380,071	113,278,318
Home equity lines	58,221,283	59,097,607
Multifamily	9,503,347	11,590,641
Commercial	294,316,513	290,531,083
Real estate subtotal	687,829,897	664,920,641
Consumers
Consumer and installment loans	5,813,500	6,356,473
Overdraft protection loans	48,153	121,217
Loans to individuals subtotal	5,861,653	6,477,690
Total gross loans	850,274,048	829,471,029
Unamortized loan fees, net of deferred costs	(219,747)	(201,724)
Loans held for investment, net of unearned income	850,054,301	829,269,305
Allowance for loan losses	(8,901,032)	(8,887,199)
Total net loans	$841,153,269	$820,382,106
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
5 Acceptable with care
The following is a breakdown between pass and watch list loans at March 31, 2016 and December 31, 2015. There were no loans risk graded Doubtful (8) or Loss (9) included in our portfolio at March 31, 2016 or December 31, 2015.

PASS AND WATCH LIST LOANS

	March 31, 2016
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$155,809,274	$616,174	$157,050	$156,582,498	3.25
Real estate
Construction	208,218,113	837,448	353,122	209,408,683	3.17
Residential (1-4 family)	111,566,983	1,626,704	3,186,384	116,380,071	3.67
Home equity lines	56,846,979	—	1,374,304	58,221,283	4.14
Multifamily	9,503,347	—	—	9,503,347	3.31
Commercial	291,299,163	2,005,623	1,011,727	294,316,513	3.36
Real estate subtotal	677,434,585	4,469,775	5,925,537	687,829,897	3.42
Consumers
Consumer and installment loans	5,750,898	—	62,602	5,813,500	4.03
Overdraft protection loans	48,153	—	—	48,153	4.26
Loans to individuals subtotal	5,799,051	—	62,602	5,861,653	4.03
Total gross loans	$839,042,910	$5,085,949	$6,145,189	$850,274,048	3.39

	December 31, 2015
		Watch List			Weighted Average Risk Grade
	Pass	Special Mention	Substandard	Total
Commercial	$157,818,177	$233,073	$21,448	$158,072,698	3.24
Real estate
Construction	189,254,940	710,758	457,294	190,422,992	3.18
Residential (1-4 family)	108,692,612	1,075,477	3,510,229	113,278,318	3.71
Home equity lines	57,657,772	—	1,439,835	59,097,607	4.15
Multifamily	11,590,641	—	—	11,590,641	3.56
Commercial	288,533,180	1,007,152	990,751	290,531,083	3.39
Real estate subtotal	655,729,145	2,793,387	6,398,109	664,920,641	3.46
Consumers
Consumer and installment loans	6,291,430	—	65,043	6,356,473	4.03
Overdraft protection loans	118,690	—	2,527	121,217	4.76
Loans to individuals subtotal	6,410,120	—	67,570	6,477,690	4.04
Total gross loans	$819,957,442	$3,026,460	$6,487,127	$829,471,029	3.42
Additional regulatory guidance with regard to the specifications of the special mention (6) risk grade, stipulates that loans with this risk grade be treated as transitory and should not remain special mention for more than one year. We continue to monitor and evaluate loans in our special mention risk grade on a monthly basis.
We evaluate the collectability of both principal and interest when assessing the need for a loss accrual. (For additional discussion on this evaluation refer to Note 1 and Note 3 of our 2015 Annual Report on Form10-K.)
We evaluate additional risk inherent in our satisfactory risk grade groups through a methodology that looks at these loans on a pool basis by loan segment which is further delineated by purpose. Each segment is assigned an expected loss factor based on a moving average “look-back” at our historical losses for that particular segment. At March 31, 2016 and December 31, 2015 our model includes a twenty quarter or five year "look back". This methodology provides a supportable means of evaluating the potential risk in our portfolio because the delineation by purpose establishes a stronger focus on areas of weakness and strength within the portfolio.
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
We recorded no provision for loan losses in the first quarter of 2016 but we recorded a $250 thousand provision during the same period of 2015. Based on the current economic environment and the composition of our loan portfolio, the level of our charged-off loans combined with our loss experience, we consider our loan loss allowance sufficient to meet the losses inherent in our portfolio.
Loans charged off during first quarter of 2016 totaled $23,027 compared to $598,454 for the same period in 2015. Recoveries totaled $36,860 in the first quarter of 2016 compared to $43,170 for the same period in 2015. The ratio of net charge-offs to average outstanding loans for the first quarter of 2016 was (0.01%) compared to 0.07% in 2015. A total of $28,454 in specific reserves for loans charged off in the first three months of 2016 were included in our December 31, 2015 loan loss allowance. Specific reserves totaling $582,500 were included in our December 31, 2015 loan loss allowance for loans charged off in the first three months of 2015.
In the first three months of 2016, approximately $17 thousand in loans charged off were related to residential properties and $6 thousand were related to consumer loans. In the first quarter of 2015, approximately $565 thousand in loans charged off were related to business failure and $34 thousand were related to residential properties.
The allowance for loan losses totaled $8,901,032 at March 31, 2016, a increase of $13,833 from December 31, 2015. The ratio of the allowance to loans held for investment, less unearned income, was 1.05% at March 31, 2016, and 1.07% at December 31, 2015. We believe the allowance for loan losses is adequate to absorb any inherent losses on existing loans in our loan portfolio at March 31, 2016. The allowance to loans ratio is supported by the level of non-performing loans, the seasoning of the loan portfolio, and the experience of the lending staff in the market.

 LOAN LOSS ALLOWANCE AND LOSS EXPERIENCE

	For the Quarter Ended March 31,
	2016	2015
Balance, beginning of period	$8,887,199	$8,948,837
Loans charged-off
Commercial	—	(34,000)
Real estate
Construction	—	(17,500)
Residential (1-4 family)	(16,919)	(546,954)
Home equity lines	—	—
Multifamily	—	—
Commercial	—	—
Consumers
Consumer and installment loans	(3,581)	—
Overdraft protection loans	(2,527)	—
Loans charged-off total	(23,027)	(598,454)
Recoveries
Commercial	2,800	2,300
Real estate
Construction	4,023	13,661
Residential (1-4 family)	3,820	3,779
Home equity lines	26,217	23,430
Multifamily	—	—
Commercial	—	—
Consumers
Consumer and installment loans	—	—
Overdraft protection loans	—	—
Loan recoveries total	36,860	43,170
Net Charge Offs	13,833	(555,284)
Provisions charged to operations	—	250,000
Balance, end of period	$8,901,032	$8,643,553

A summary of our allowance as of March 31, 2016 and December 31, 2015 by segment is as follows:

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	March 31, 2016
	Amount	Percentage of loans in each category to total loans
Commercial	$920,904	18.5%
Real estate
Construction	1,854,410	24.6%
Residential (1-4 family)	1,853,610	13.7%
Home equity lines	1,527,649	6.8%
Multifamily	42,765	1.1%
Commercial	2,185,523	34.6%
Consumers
Consumer and installment loans	93,580	0.7%
Overdraft protection loans	206	—%
Unallocated	422,385
	$8,901,032	100.0%
Total loans held for investment outstanding *	$850,054,301
Ratio of allowance for loan losses to total loans held for investment	1.05%

	December 31, 2015
	Amount	Percentage of loans in each category to total loans
Commercial	$855,813	19.1%
Real estate
Construction	1,797,301	22.9%
Residential (1-4 family)	1,876,528	13.7%
Home equity lines	1,654,545	7.1%
Multifamily	52,158	1.5%
Commercial	2,177,890	35.0%
Consumers
Consumer and installment loans	96,025	0.8%
Overdraft protection loans	3,037	—%
Unallocated	373,902
	$8,887,199	100.0%
Total loans held for investment outstanding *	$829,269,305
Ratio of allowance for loan losses to total loans held for investment	1.07%

*	Total loans held for investment outstanding includes unamortized loan costs, net of deferred fees of ($219,747) at March 31, 2016 and ($201,724) at December 31, 2015.

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
Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings. Based on this definition total non-performing loans as a percentage of total loans were 0.48% and 0.53% at March 31,2016 and December 31, 2015. Five of our nine troubled debt restructure loans were performing at March 31, 2016. Six of our ten troubled debt restructure loans were performing at December 31, 2015. Excluding performing troubled debt restructure this percentage declines to 0.23% and 0.27% at March 31, 2016 and December 31, 2015, respectively. Non-performing assets at March 31, 2016 and December 31, 2015 are presented below.

NON-PERFORMING ASSETS

	Non-Performing Loans
	Over 90 Days and Accruing	Nonaccrual Loans	Non-accruing Restructured Loans	Accruing Restructured Loans	Total Non-Performing Loans	Other Real Estate Owned and Other Non-Performing Assets	Total Non-Performing Assets

March 31, 2016
Commercial	$—	$—	$—	$—	$—	$—	$—
Real estate
Construction	—	—	—	—	—	—	—
Residential (1-4 family)	104,285	306,331	685,009	778,471	1,874,096	—	1,874,096
Home equity lines	—	481,562	—	—	481,562	—	481,562
Multifamily	—	—	—	—	—	—	—
Commercial	—	152,549	218,208	1,329,584	1,700,341	—	1,700,341
Consumers
Consumer and installment loans	—	—	—	62,602	62,602	—	62,602
Overdraft protection loans	—	—	—	—	—	—	—
Other non-performing assets	—	—	—	—	—	—	—
Total	$104,285	$940,442	$903,217	$2,170,657	$4,118,601	$—	$4,118,601

December 31, 2015
Commercial	$—	$21,448	$—	$—	$21,448	$—	$21,448
Real estate
Construction	—	101,677	—	—	101,677	—	101,677
Residential (1-4 family)	248,326	312,764	695,886	785,257	2,042,233	—	2,042,233
Home equity lines	—	483,859	—	—	483,859	—	483,859
Multifamily	—	—	—	—	—	—	—
Commercial	—	153,349	220,776	1,329,584	1,703,709	—	1,703,709
Consumers
Consumer and installment loans	—	—	—	65,043	65,043	—	65,043
Overdraft protection loans	—	—	—	—	—	—	—
Total	$248,326	$1,073,097	$916,662	$2,179,884	$4,417,969	$—	$4,417,969

	March 31, 2016	December 31, 2014
Asset Quality Ratios:
Nonperforming loans to period end loans, excluding performing restructured loans	0.23%	0.27%
Nonperforming assets to total assets, excluding performing restructured loans	0.16%	0.19%
Nonperforming assets to period end assets	0.34%	0.38%
Allowance for loan losses to non-accruing nonperforming loans	456.94%	397.09%
Nonperforming loans to period end loans	0.48%	0.53%
Restructured loans are loans for which it has been determined the borrower is in financial distress and a concession has been made to those terms that would not otherwise have been considered. Restructured loans are evaluated in accordance with applicable accounting guidance as impaired loans. In addition, if it is determined the borrower is unable to perform under the modified terms, further steps, such as a full charge-off or foreclosure may be taken. We did not have any commitments to lend additional funds on restructured loans at March 31, 2016 or December 31, 2015.

TROUBLED DEBT RESTRUCTURING

	Residential 1-4 Family	Real Estate Construction	Consumer	Total

March 31, 2016
Balance beginning of the period	$1,481,143	$1,550,360	$65,043	$3,096,546
Investment in restructured loans
Additions (payments received) during the period	(17,663)	(2,568)	(2,441)	(22,672)
Charge-off during the period	—	—	—	—
Moved to other real estate	—	—	—	—
Valuation allowance for restructured loans included in charged-off loans	—	—	—	—
Additions during the period	—	—	—	—
Restructured loans included in impaired loans end of the period	$1,463,480	$1,547,792	$62,602	$3,073,874

December 31, 2014
Balance beginning of the period	$1,520,390	$1,332,589	$74,582	$2,927,561
Investment in restructured loans
Additions (payments received) during the period	444,622	217,771	(9,539)	652,854
Charge-off during the period	(483,869)	—	—	(483,869)
Moved to other real estate	—	—	—	—
Valuation allowance for restructured loans included in charged-off loans	—	—	—	—
Additions during the period	—	—	—	—
Restructured loans included in impaired loans end of the period	$1,481,143	$1,550,360	$65,043	$3,096,546

Recoveries of charged-off balance
March 31, 2016	$—	$—	$—	$—
December 31, 2015	$—	$—	$—	$—
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
Other Real Estate
Other real estate is real estate properties acquired through or in lieu of loan foreclosure. At foreclosure, these properties are recorded at their fair value less estimated selling costs as a nonperforming asset, with any write-downs to the carrying value of our investment charged to the allowance for loan loss. After foreclosure, periodic evaluations are performed to determine if any decrease in the fair value less estimated selling costs has occurred. Further adjustments to this fair value are charged to operations, in non-interest expense, when identified. Expenses associated with the maintenance of other real estate are charged to operations, foreclosed property expense, as incurred. When a property is sold, any gain or loss on the sale is recorded as gain or loss on foreclosed property in non-interest expense. The Company had no other real estate owned during the period ended March 31, 2016.

OTHER REAL ESTATE

	December 31, 2015
	Balance	Number
January 1,	$144,000	1
Balance moved into other real estate	250,000	2
	394,000	3
Write down of property charged to operations	—
Payments received after foreclosure	—
Properties sold	(394,000)	(3)
Balance at December 31, 2015	$—	—
Gross gains of sale of other real estate	$—
Gross losses on sale of other real estate	(51,035)
Write down of property charged to operations	—
Rental income, other real estate	1,955
Other real estate expense	(44,869)
Foreclosed property (expense) income	$(93,949)

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
Cash, cash equivalents and federal funds sold totaled $86.8 million as of March 31, 2016 compared to $73.9 million as of December 31, 2015. At March 31, 2016, cash, interest bearing bank balances, securities classified as available for sale and federal funds sold were $113.7 million or 9.3% of total assets, compared to $104.1 million or 9.0% of total assets at December 31, 2015.
In the course of operations, due to fluctuations in loan and deposit levels, we occasionally find it necessary to purchase federal funds on a short-term basis. We maintain unsecured federal funds line arrangements with four other banks, which allow us to purchase funds totaling $58.0 million. These lines mature and re-price daily. At March 31, 2016 and December 31, 2015, we had $0 in federal funds purchased outstanding.
We have access to the Federal Reserve Bank of Richmond’s discount window should a liquidity crisis occur. We have not used this facility in the past and consider it a backup source of funds.
We are also members of the Promontory Network and have access to a program through their Certificate of Deposit Account Registry Service® (CDARS) to use their CDARS One Way BuySM to purchase cost-effective funding without collateralization (and in lieu of generating funds through “traditional” brokered CDs or the Federal Home Loan Bank). These funds are accessed through a weekly auction. The auction typically takes place on Wednesdays, with next day settlement. There are seven maturities available ranging from 4 weeks to 5 years. If we are allotted funds in the auction, we incur no transaction fees or commissions. Although the process to compete for these deposits is different from the process for traditional brokered CDs, they are still considered brokered for Call Report purposes. These funds, which are included in our Jumbo CDs, are subject to discretionary limitations on volume that we normally would impose on traditional brokered deposits. Based on our “well capitalized” status, we are able to draw up to 30% of assets or $363.8 million from this program at March 31, 2016. We had $165.0 million on our balance sheet from this program at March 31, 2016 and $115.9 million at December 31, 2015.
We have a line of credit with the Federal Home Loan Bank of Atlanta (“FHLB”) that can equal up to 30% of our assets. Our line of credit totaled approximately $196.4 million with $188.4 million available at March 31, 2016. This line is currently reduced by $8.0 million, which has been pledged as collateral for public deposits.

There were no borrowings outstanding under the FHLB line of credit at March 31, 2016 and $16.0 million at December 31, 2015. We have no material commitments or long-term debt for capital expenditures at the report date.
Off-Balance Sheet Arrangements
We enter into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions recognized as of March 31, 2016 and December 31, 2015 were a line of credit to secure public funds and commitments to extend credit and standby letters of credit issued to customers. The line of credit to secure public funds was from the Federal Home Loan Bank for $8 million at March 31, 2016 and December 31, 2015.

	Commitments
	March 31, 2016	December 31, 2015
Commitments to grant loans	$156,036,184	$157,554,990
Interest rate lock commitments	$187,028,611	$108,635,768
Unfunded commitments under lines of credit and similar arrangements	$152,546,255	$149,977,483
Standby letters of credit and guarantees written	$32,835,431	$33,062,276
The table above summarizes our off-balance sheet commitments at March 31, 2016 and December 31, 2015. Commitments to extend credit and unfunded commitments under existing lines of credit represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements. Standby letters of credit are conditional commitments we issue guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements.
We did not have any outstanding commitments to purchase securities at March 31, 2016 or December 31, 2015.
We have thirty-two non-cancellable leases for premises. The original lease terms are from one to thirty years and have various renewal and option dates.
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
The Bank, as a Virginia banking corporation, may pay dividends only out of retained earnings. In addition, regulatory authorities may limit payment of dividends by any bank, when it is determined that such limitation is in the public interest and necessary to ensure financial soundness of the Bank. Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years. At March 31, 2016, the amount available was approximately $8.2 million. We paid our first common stock cash dividend in 2010. We paid semi-annual cash dividends on our common stock in 2011. We began paying common stock cash dividends on a quarterly basis in the first quarter of 2012.
In June 2012, we received approval from the Securities and Exchange Commission to begin a Dividend Reinvestment Program (DRP). The DRP, which is available to existing shareholders, allows for dividends to be reinvested in Monarch stock. In addition, shareholders may purchase additional shares on a quarterly basis.

On April 21, 2016 we announced the Board of Monarch Financial Holdings, Inc., had approved a quarterly common stock cash dividend. The quarterly cash dividend is $0.09 per share for common shareholders of record on May 10, 2016, payable on May 27, 2016.

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
Under the Basel III Capital Rules, the initial minimum capital ratios as of January 1, 2016 are:
• 4.5% CET1 plus the capital conservation buffer of 0.625% or 5.125% to risk-weighted assets.
• 6.0% Tier 1 capital plus the capital conservation buffer of 0.625% or 6.625% to risk-weighted assets.
• 8.0% Total capital plus the capital conservation buffer of 0.625% or 8.625% to risk-weighted assets.
The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
As of March 31, 2016, the Bank was categorized as “well capitalized,” the highest level of capital adequacy. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity risk-based, and Tier 1 leverage ratios as set forth in the table. The Bank’s actual capital amounts and ratios are also presented in the table as of March 31, 2016 and December 31, 2015.

RISK BASED CAPITAL

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
	(Dollars in Thousands)
As of March 31, 2016
Total Risk-Based Capital Ratio
Consolidated company	$139,158	13.85%	$86,652	8.625%	N/A	N/A
Bank	$138,157	13.76%	$86,625	8.625%	$106,712	10.625%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated company	$130,257	13.19%	$66,558	6.625%	N/A	N/A
Bank	$129,256	12.87%	$66,537	6.625%	$86,625	8.625%
(Tier 1 Capital to Risk-Weighted Assets)
Common Equity Risk-Based Capital (CET1)
Consolidated company	$120,257	11.97%	$51,489	5.125%	N/A	N/A
Bank	$119,256	11.87%	$51,473	5.125%	$71,560	7.125%
(Total Common Equity to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated company	$130,257	11.33%	$53,162	4.625%	N/A	N/A
Bank	$129,256	11.25%	$53,148	4.625%	$64,638	5.625%
(Tier 1 Capital to Average Assets)
As of December 31, 2015
Total Risk-Based Capital Ratio
Consolidated company	$135,955	13.69%	$79,411	8.00%	N/A	N/A
Bank	$134,953	13.60%	$79,386	8.00%	$99,230	10.00%
(Total Risk-Based Capital to Risk-Weighted Assets)
Tier 1 Risk-Based Capital Ratio
Consolidated company	$127,068	12.80%	$59,558	6.00%	N/A	N/A
Bank	$126,066	12.70%	$59,539	6.00%	$79,411	8.00%
(Tier 1 Capital to Risk-Weighted Assets)
Common Equity Risk-Based Capital (CET1)
Consolidated company	$117,068	11.79%	$44,669	4.50%	N/A	N/A
Bank	$126,066	12.70%	$44,655	4.50%	$64,501	6.50%
(Total Common Equity to Risk-Weighted Assets)
Tier 1 Leverage Ratio
Consolidated company	$127,068	11.56%	$43,968	4.00%	N/A	N/A
Bank	$126,066	11.48%	$43,925	4.00%	$54,907	5.00%
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
The impact of changing interest rates on loans and deposits is reflected in our financial statements. We believe that our mortgage banking operation, Monarch Mortgage, provides somewhat of a natural interest rate hedge, in that we are interest rate sensitive to a downward change in the prime rate for short term periods. When loan interest rates decline, our earnings will be negatively impacted in our banking operation, but the mortgage company’s volume should increase as the demand for refinancing and purchase money mortgages increase. The reverse should occur in a rising interest rate environment. There have been no material changes in interest rates in the first quarter of March 31, 2016 compared to December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES
We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in periodic SEC filings. There have been no changes in the Company's internal control over financial reporting during the Company's first quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
In the ordinary course of our operations, we become party to various legal proceedings. Currently, we are not party to any material legal proceedings, and no such proceedings are, to management’s knowledge, threatened against us.

Item 1A. Risk Factors
Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities, including the risk factors that are outlined in our 2015 Annual Report on Form 10-K. There have been no material changes in our risk factors from those disclosed.

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
MONARCH FINANCIAL HOLDINGS, INC.

/s/ Brad E. Schwartz	Date: May 10, 2016
Brad E. Schwartz Chief Executive Officer
/s/ Lynette P. Harris	Date: May 10, 2016
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

Date: May 10, 2016                    /s/ Brad E. Schwartz _______________
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

Date: May 10, 2016                    /s/ Lynette P. Harris. ___________________
Lynette P. Harris
Executive Vice President & Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Monarch Financial Holdings, Inc. (the "Company") for the period ending March 31, 2016 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on their knowledge and belief:
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

Date: May 10, 2016